Form 10-K
period 2015-12-31
TRAVELERS COMPANIES, INC.
filed 2016-02-11
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $29,961,887,660.

As of February 5, 2016, 294,977,349 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2015

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

        For a summary of the Company's revenues, operating income and total assets by reportable business segments, see note 2 of notes to the consolidated financial statements herein.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing and/or salaried employees. According to A.M. Best, there are approximately 1,250 property and casualty groups in the United States, comprising approximately 2,700 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2014. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

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

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2015:

Location	% of Total
Domestic:
California	9.8%
New York	9.8
Texas	7.3
Pennsylvania	4.7
Illinois	4.0
New Jersey	3.9
Florida	3.9
Georgia	3.1
Massachusetts	3.0
All other domestic(1)	43.7

Total domestic	93.2

International:
Canada	4.6
All other international(1)	2.2

Total international	6.8

Consolidated total	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Company's consolidated direct written premiums written in 2015.

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

BUSINESS AND INTERNATIONAL INSURANCE

        The Business and International Insurance segment offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States and in Canada, as well as in the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

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

    International also includes results from J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli) and J. Malucelli Latam S.A. in Brazil. The Company owns 49.5% of both JMalucelli, a market leader in surety coverages in Brazil, and J. Malucelli Latam S.A., which in September 2015 acquired a majority interest in JMalucelli Travelers Seguros S.A., a Colombian start-up surety provider. These joint venture investments are accounted for using the equity method and are included in "other investments" on the consolidated balance sheet. Also, as a result of a transaction that was completed in October 2015 with Paraná Banco S.A., the Company's joint venture partner in Brazil, the Company acquired 100% of the common stock of Travelers Participações em Seguros Brasil S.A., which comprises JMalucelli's former property and casualty insurance business other than surety. The Company consolidates this investment in its financial statements and includes Paraná Banco S.A.'s preferred stock interest in "other liabilities."

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

(for the year ended December 31, in millions)	2015	2014	2013	% of Total 2015
By market:
Domestic:
Select Accounts	$2,716	$2,707	$2,724	18.6%
Middle Market	6,325	6,108	5,862	43.4
National Accounts	1,048	1,047	1,010	7.2
First Party	1,564	1,579	1,552	10.7
Specialized Distribution	1,111	1,074	1,085	7.6

Total Domestic	12,764	12,515	12,233	87.5
International	1,819	2,121	1,279	12.5

Total Business and International Insurance by market	$14,583	$14,636	$13,512	100.0%

By product line:
Domestic:
Workers' compensation	$3,915	$3,794	$3,642	26.8%
Commercial automobile	1,960	1,892	1,897	13.4
Commercial property	1,766	1,793	1,748	12.1
General liability	1,939	1,891	1,823	13.3
Commercial multi-peril	3,146	3,103	3,083	21.6
Other	38	42	40	0.3

Total Domestic	12,764	12,515	12,233	87.5
International	1,819	2,121	1,279	12.5

Total Business and International Insurance by product line	$14,583	$14,636	$13,512	100.0%

Principal Markets and Methods of Distribution

        The Business and International Insurance segment distributes its products through approximately 11,300 independent agencies and brokers. Agencies and brokers are serviced by 127 field offices and three customer service centers.

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

  •
  National Accounts sells a variety of casualty products and services to large companies in the U.S. through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $253 million of fee income in 2015, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $138 million of fee income in 2015. National Accounts services approximately 36% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry. Workers' compensation accounted for approximately 73% of sales to National Accounts customers during 2015, based on direct written premiums and fees.

  •
  First Party markets commercial property and casualty insurance products and services through a large network of agents and brokers to a wide customer base in the U.S. having specialized property and casualty coverage requirements. First Party provides traditional and customized property insurance programs to large and mid-sized customers; insurance for goods in transit and movable objects; builders' risk insurance; and insurance for the marine transportation industry, providers of related services and other businesses involved in international trade. In addition, First Party provides comprehensive breakdown coverages for equipment, including property and business interruption coverages.

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

  •
  International distributes its products principally through brokers in each of the countries in which it operates. International also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, the Business and International Insurance segment has access to international markets across the world.

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

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2015, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $4.37 billion. Business and International Insurance also utilizes retrospectively rated policies for another portion of the business, primarily for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $88 million at December 31, 2015. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business and International Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral. For additional information concerning credit risk in certain of the Company's businesses, see "Item 1A—Risk Factors—We are exposed to credit risk in certain of our business and investment operations including reinsurance or structured settlements."

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

  •
  Commercial Property.  Provides coverage for loss of or damage to buildings, inventory and equipment from a variety of events, including, among others, hurricanes and other windstorms, tornadoes, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Program." Commercial property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Business and International Insurance segment as of January 1, 2016. For third-party liability, Business and International Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $16.0 million per insured, per occurrence. For property exposures, Business and International Insurance generally limits its retained amount per risk to $20.0 million per occurrence, net of reinsurance. Business and International Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business and International Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business and International Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business and International Insurance's direct written premiums for the year ended December 31, 2015:

Location	% of Total
Domestic:
California	11.7%
New York	8.0
Texas	6.4
Illinois	4.6
Pennsylvania	3.7
New Jersey	3.6
Florida	3.2
Massachusetts	3.2
All other domestic(1)	44.7

Total domestic	89.1

International:
Canada	7.4
All other international(1)	3.5

Total international	10.9

Total Business and International Insurance	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Business and International Insurance segment's direct written premiums in 2015.

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

Domestic

        Competitors typically write Select Accounts business through independent agents and, to a lesser extent, regional brokers, and as direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price.

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

International

        International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland and Brazil. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets.

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

BOND & SPECIALTY INSURANCE

        The Bond & Specialty Insurance segment provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors and officers liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies and not-for-profit organizations; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and management liability, professional liability, property, workers' compensation, auto and general liability for financial institutions.

Selected Market and Product Information

        The following table sets forth Bond & Specialty Insurance net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see "Principal Markets and Methods of Distribution" and "Product Lines," respectively.

(for the year ended December 31, in millions)	2015	2014	2013	% of Total 2015
Fidelity and surety	$952	$963	$918	45.7%
General liability	952	961	934	45.7
Other	177	179	178	8.6

Total Bond & Specialty Insurance	$2,081	$2,103	$2,030	100.0%

Principal Markets and Methods of Distribution

        Bond & Specialty Insurance distributes the vast majority of its products in the United States through approximately 5,900 of the same independent agencies and brokers that distribute the Business and International Insurance segment's products in the U.S. The Bond & Specialty Insurance segment, in conjunction with the Business and International Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored.

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

  •
  General Liability.  Provides coverage for specialized liability exposures as described above in more detail in the "Business and International Insurance" section of this report, as well as cyber risk coverages.

  •
  Other.  Coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business and International Insurance" section of this report.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Bond & Specialty Insurance segment as of January 1, 2016. For third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, employment practices liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety protection, where insured limits are often significant, Bond & Specialty Insurance generally retains up to $115.0 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Bond & Specialty Insurance's direct written premiums for the year ended December 31, 2015:

State	% of Total
California	9.2%
Texas	7.5
New York	7.2
Florida	5.6
Illinois	4.7
Pennsylvania	4.3
Massachusetts	3.3
Ohio	3.2
All other(1)	55.0

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the Bond & Specialty Insurance segment's direct written premiums in 2015.

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

(for the year ended December 31, in millions)	2015	2014	2013	% of Total 2015
By product line:
Automobile	$3,700	$3,390	$3,370	49.6%
Homeowners and Other	3,757	3,775	3,855	50.4

Total Personal Insurance	$7,457	$7,165	$7,225	100.0%

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

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,400 agents take advantage of this service alternative, for which they generally pay a fee.

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

        In 2009, the Company began marketing its insurance products directly to consumers, largely through online channels. The investment in the direct-to-consumer initiative has generated growing but still modest premium volume for Personal Insurance in recent years, reflective of the Company's targeted customer base. The direct-to-consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years.

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

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 6.4 million active policies (e.g., policies-in-force) at December 31, 2015.

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

  •
  Homeowners and Other provides protection against losses to residences and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company also writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2016. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the year ended December 31, 2015:

State	% of Total
New York	14.2%
Texas(1)	9.2
Pennsylvania	7.0
California	6.0
New Jersey	5.0
Georgia	4.9
Florida	4.8
Connecticut	4.4
Virginia	4.2
Maryland	3.2
South Carolina	3.0
All others(2)	34.1

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the Personal Insurance segment's direct written premiums in 2015.

Competition

        Although national companies write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price, service (including claims handling), the level of automation and the development of long-term relationships with individual agents. In recent years, most independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies. See "Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability" herein.

        The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above. The Company's actions in response to these factors have included, among other things, the reduction of claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business. Additionally, in the fourth quarter of 2013, the Company launched its newest private passenger automobile product, Quantum Auto 2.0, which has a lower base commission rate than the Company's prior Quantum Auto 1.0 product. These changes in cost structure enabled the Company to price Quantum Auto 2.0 more competitively while maintaining expected returns at appropriate levels over time. By December 31, 2015, the Company was offering Quantum Auto 2.0 in all of the states in which it had intended to introduce the product. All new accounts in these states are being written using Quantum Auto 2.0, and the product is available to agents at their discretion for existing accounts.

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With more than 11,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, in the rare circumstances when necessary, independent adjusters and appraisers, are available for use as appropriate.

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

REINSURANCE

        The Company reinsures a portion of the risks it underwrites in order to manage its exposure to losses and to protect its capital. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. The Company utilizes a variety of reinsurance agreements to manage its exposure to large property and casualty losses, including catastrophe, treaty, facultative and quota share reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools and associations, and is predominantly subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, the price of their product offerings and the value of collateral provided. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority.

        For additional information regarding reinsurance, see note 5 of notes to the consolidated financial statements and "Item 1A—Risk Factors" herein. For a description of reinsurance-related litigation, see note 16 of notes to the consolidated financial statements herein.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical, radiological, cyber-attacks, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The following discussion summarizes the Company's catastrophe reinsurance coverage at December 31, 2015.

        Corporate Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2016 through and including December 31, 2016: 75% ($1.5 billion) of qualifying losses covered by the treaty and 25% ($500 million) of qualifying losses retained by the Company part of $2.0 billion excess of $3.0 billion. Qualifying losses for each occurrence are after a $100 million deductible. The treaty covers all of the Company's exposures in the United States and Canada and their territories and possessions, the Caribbean Islands, Mexico and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

        Catastrophe Bonds.    The Company has catastrophe protection through two indemnity reinsurance agreements with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class C insurer in the Cayman Islands. The reinsurance agreements expire in May 2016 and May 2018, respectively, and both agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreements, Long Point Re III issued notes (generally referred to as "catastrophe bonds") to investors in amounts equal to the full coverage provided under the reinsurance agreements as described below. The proceeds of both issuances were deposited in reinsurance trust accounts. The businesses covered by these reinsurance agreements are subsets of the Company's overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.

        One reinsurance agreement with Long Point Re III expires in May 2016 and provides coverage of up to $300 million to the Company for certain losses from hurricanes in the locations listed above. The Company will be entitled to begin recovering amounts under this reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.058 billion. The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $1.608 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in the Company's Personal Insurance segment, and within Select Accounts and Commercial Accounts in the Company's Business and International Insurance segment.

        The other reinsurance agreement was entered into in May 2015 in connection with Long Point Re III's offering to unrelated investors of $300 million aggregate principal amount of catastrophe bonds. This reinsurance agreement expires in May 2018 and provides coverage of up to $300 million to the Company for losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement will be reset annually to adjust the expected loss of the layer within a predetermined range. For the period May 16, 2015 through and including May 15, 2016, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $2.0 billion. The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.50 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in the Company's Personal Insurance segment; Select Accounts, Middle Market (excluding Excess Casualty and Global Partner Services), First Party (excluding Boiler & Machinery) and Specialized Distribution in the Company's Business and International Insurance segment; and Bond & Specialty Insurance Other in the Company's Bond & Specialty Insurance segment.

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

        Northeast General Catastrophe Reinsurance Treaty.    This northeast general catastrophe treaty provides up to $800 million part of $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2015 through and including June 30, 2016. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries (if any) under the catastrophe bonds described above would be first applied to reduce losses subject to this treaty.

        Middle Markets Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty.    This earthquake excess-of-loss treaty provides for up to $150 million part of $165 million of coverage, subject to a $60 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company's Business and International Insurance segment for the period July 1, 2015 through and including June 30, 2016.

        Personal Insurance Earthquake Excess-of-Loss Reinsurance Treaty.    This earthquake excess-of-loss treaty provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by the Company's Personal Insurance segment for the period January 1, 2016 through December 31, 2016.

        Canadian Property Catastrophe Excess-of-Loss Reinsurance Contract.    This contract covers the accumulation of net property losses arising out of one occurrence on business written by the Company's Canadian businesses for the period July 1, 2015 through and including June 30, 2016. The treaty covers all property written by the Company's Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds. The treaty provides coverage for 100% of loss retained in excess of C$100 million (US$72 million at December 31, 2015), up to C$800 million (US$578 million at December 31, 2015).

        Other International Reinsurance Treaties.    For other business underwritten in Canada, as well as for business written in the United Kingdom, the Republic of Ireland, Brazil and in the Company's operations at Lloyd's, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company's estimated deductible under the program in 2016, see note 5 of notes to the consolidated financial statements and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance" herein.

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

        Claims and claim adjustment expense reserves represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.

        The Company continually refines its reserve estimates as part of a regular ongoing process that includes review of key assumptions, underlying variables and historical loss experience. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed regularly by qualified actuaries employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

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

        The Company derives estimates for unreported claims and development with respect to reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and business unit. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company's reserving methods for asbestos and environmental claims, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation."

        Certain of the Company's claims and claim adjustment expense reserves are discounted to present value. See note 1 of notes to the consolidated financial statements herein for further discussion.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2005 through 2015 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for 2005 through 2012 have not been restated to reflect the acquisition of Dominion in November 2013 or the acquisition of Travelers Participações em Seguros Brasil S.A. in October 2015. The table includes Dominion's reserves beginning at December 31, 2013 and Travelers Participações em Seguros Brasil S.A.'s reserves beginning at December 31, 2015.

        The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2005 to 2015 year-end reserves and the subsequent changes in those reserves.

        For instance, the cumulative deficiency or redundancy shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency or redundancy for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2005 included $4 million for a loss that is finally paid in 2009 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included as a reduction in the cumulative redundancies in each of the years 2005 to 2008 shown in the accompanying table.

        Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the table. For example, each year is impacted by claims on policies written prior to the mid-1980's involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

        Other factors that affect the data in the table include the discounting of certain reserves (as discussed above) and the use of retrospectively rated insurance policies. For example, reserves for long-term disability and annuity claim payments (tabular reserves), primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at a 5% interest rate. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company's earnings but are not reflected in the table.

        Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table.

(at December 31, in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserves for claims and claim adjustment expense originally estimated	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585	$41,036	$39,823
Cumulative amounts paid as of
One year later	8,632	7,417	8,146	7,519	7,748	7,653	8,326	8,416	8,099	8,669
Two years later	13,837	13,181	12,798	12,454	12,374	12,567	13,447	13,452	14,033
Three years later	18,466	16,545	16,264	15,668	15,708	16,081	17,049	17,701
Four years later	21,025	19,113	18,524	18,053	18,126	18,634	20,239
Five years later	22,992	20,820	20,244	19,824	19,957	21,082
Six years later	24,423	22,205	21,609	21,319	21,966
Seven years later	25,616	23,381	22,869	23,075
Eight years later	26,675	24,534	24,492
Nine years later	27,741	26,059
Ten years later	29,196
Reserves re-estimated as of
One year later	42,466	42,172	41,373	39,863	39,524	39,413	39,845	39,690	40,628	40,139
Two years later	42,311	40,837	39,925	38,640	38,421	38,393	38,964	38,931	39,875
Three years later	41,692	39,739	38,842	37,613	37,539	37,576	38,402	38,511
Four years later	40,855	38,734	38,223	36,892	36,889	37,179	38,196
Five years later	40,026	38,409	37,716	36,361	36,605	37,046
Six years later	39,849	38,134	37,323	36,240	36,516
Seven years later	39,694	37,858	37,356	36,190
Eight years later	39,518	37,977	37,388
Nine years later	39,705	38,031
Ten years later	39,847
Cumulative redundancy	(3,048)	(4,813)	(5,710)	(5,122)	(4,425)	(3,209)	(2,723)	(2,123)	(1,710)	(897)
Gross liability—end of year	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353	$50,888	$50,865	$49,824	$48,272
Reinsurance recoverables	18,566	16,833	14,996	13,809	12,588	11,282	10,434	10,254	9,280	8,788	8,449

Net liability—end of year	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585	$41,036	$39,823

Gross re-estimated liability-latest	$57,819	$53,514	$51,099	$48,527	$47,783	$47,443	$48,092	$49,022	$49,171	$49,068
Re-estimated reinsurance recoverables-latest	17,972	15,483	13,711	12,337	11,267	10,397	9,896	10,511	9,296	8,929

Net re-estimated liability-latest	$39,847	$38,031	$37,388	$36,190	$36,516	$37,046	$38,196	$38,511	$39,875	$40,139

Gross cumulative redundancy	$(3,642)	$(6,163)	$(6,995)	$(6,594)	$(5,746)	$(4,094)	$(3,261)	$(1,866)	$(1,694)	$(756)

        For years prior to 2013, the table excludes reserves of Dominion, which were acquired by the Company on November 1, 2013. Accordingly, the reserve development for years prior to 2013 does not include reserve development recorded by Dominion. At December 31, 2013, Dominion's gross reserves were $2,110 million, and net reserves were $1,779 million. For years prior to 2015, the table excludes the reserves of Travelers Participações em Seguros Brasil S.A., which were acquired by the Company on October 1, 2015. Accordingly, the reserve development for years prior to 2015 does not include reserve development recorded by Travelers Participações em Seguros Brasil S.A. At December 31, 2015, those gross reserves were $3 million, and net reserves were $2 million.

        In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Immediately before the sale, the claims and claim adjustment expense reserves of Unionamerica totaled $790 million. As a result of the sale, those obligations ceased being the responsibility of the Company and its affiliates. The sale is reflected in the table as a reduction in December 31, 2008 net reserves of $790 million and as a $790 million increase in paid losses for each of the years 2005 through 2007 to reflect the transfer (payment) of the reserves to the buyer, resulting in no impact to incurred losses.

        The gross and net cumulative redundancy by calendar year as set forth in the table above includes the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross	$1,840	$1,643	$1,644	$1,574	$1,389	$1,127	$932	$761	$571	$313
Net	$1,565	$1,409	$1,409	$1,339	$1,154	$1,014	$839	$664	$474	$224
Environmental	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross	$931	$823	$641	$556	$471	$426	$346	$247	$175	$81
Net	$885	$765	$580	$495	$425	$390	$314	$224	$159	$72

Reserves on Statutory Accounting Basis

        At December 31, 2015, 2014 and 2013, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $41 million higher, $29 million higher and $17 million higher respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

        A downgrade in one or more of the Company's claims-paying ratings could negatively impact the Company's business volumes and competitive position because demand for certain of its products may be reduced, particularly because some customers require that the Company maintain minimum ratings to enter into, maintain or renew business with it.

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

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal Insurance single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada, The

Dominion of Canada General Insurance Company and Travelers Insurance Company Limited as of February 11, 2016. The table presents the position of each rating in the applicable agency's rating scale.

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

(b)
The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 11, 2016. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a+ (5th of 22)	A2 (6th of 21)	A (6th of 22)	A (6th of 22)
Subordinated debt	a– (7th of 22)	A3 (7th of 21)	A– (7th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1+(1st of 6)	P-1 (1st of 4)	A-1 (2nd of 10)	F-1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 12, 2015, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, through February 11, 2016:

  •
  On May 28, 2015, A.M. Best affirmed all ratings of the Company, except for Travelers Insurance Company Limited, which were affirmed on December 4, 2015. The outlook for all ratings is stable.

  •
  On June 9, 2015, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On August 28, 2015, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On December 2, 2015, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

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

        See note 3 of notes to the consolidated financial statements herein for additional information regarding the Company's investment portfolio.

REGULATION

U.S. State and Federal Regulation

        TRV's domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands and are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.

        State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. While the FIO has limited regulatory authority, it has been active in the discussions to develop international regulatory standards for the insurance industry. In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners, are working with the Federal Reserve and the FIO to consider and develop changes to the U.S. regulatory framework. These changes are evidenced by the incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company's various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer's executive management, to evaluate the insurer from both a group-wide and legal-entity basis. Some of the items evaluated during the colleges include the insurer's business strategies, enterprise risk management and corporate governance. The state of Connecticut is the lead regulator for TRV and conducts the supervisory colleges for the Company.

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

        Rate and Rule Approvals.    TRV's domestic insurance subsidiaries are subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer's ability to adjust rates and the relative timing of the process are dependent upon each state's requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

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

        Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Assigned Risk and Reinsurance Arrangements.    Virtually all states require insurers licensed to do business in their state, including TRV's domestic insurance subsidiaries, to bear a portion of the loss suffered by some claimants because of the insolvency of other insurers. Many states also have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

        TRV's domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation, automobile insurance, property windpools in states prone to property damage from hurricanes and FAIR plans, as well as automobile assigned risk plans the results of which are not pooled with other carriers, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers' Compensation Reinsurance Pool, various workers' compensation related funds (e.g., the New York Special Disability Fund), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers' Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses," such as the New York Special Disability Fund. For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory assigned risk and reinsurance agreements including state-funding mechanisms, see "Item 1A—Risk Factors."

        Insurance Regulatory Information System.    The National Association of Insurance Commissioners (NAIC) developed the Insurance Regulatory Information System (IRIS) to help state regulators identify companies that may require regulatory attention. Financial examiners review annual financial statements and the results of key financial ratios based on year-end data with the goal of identifying insurers that appear to require immediate regulatory attention. Each ratio has an established "usual range" of results. A ratio result falling outside the usual range, however, is not necessarily considered adverse; rather, unusual values are used as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company may become subject to regulatory scrutiny or, depending on the company's financial condition, regulatory action if certain of its key IRIS ratios fall outside the usual ranges and the insurer's financial condition is trending downward.

        Based on preliminary 2015 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. These same subsidiaries had results outside the normal range for these same ratios in 2014. Additionally, St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities in 2014.

        Management does not anticipate regulatory action as a result of the 2015 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

        Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2015 significantly above the level at which any RBC regulatory action would occur.

        While there is currently no group regulatory capital requirement in the United States, a comparison of an insurer's policyholders' surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group's overall capital adequacy in the U.S. The amount of policyholders' surplus held by the Company's U.S. insurance subsidiaries at December 31, 2015 determined on a combined basis significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2015, the Company was in compliance with these laws and regulations.

International Regulation

        TRV's insurance subsidiaries based in Canada, and the Canadian branch of one of the Company's U.S. insurance subsidiaries, are regulated for solvency purposes by the Office of the Superintendent of Financial Institutions under the provisions of the Insurance Companies Act (Canada). These Canadian subsidiaries and the Canadian branch are also subject to Canadian provincial and territorial insurance legislation which regulates market conduct, including pricing, underwriting, coverage and claim conduct, in varying degrees by province/territory and by product line.

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

        TRV's managing agency (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate (Travelers Syndicate 5000) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd's. Travelers Syndicate 5000 is able to write business in over 75 jurisdictions throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, the policies written by Travelers Syndicate Management Ltd., as part of Lloyd's, are subject to the laws and insurance regulations of that jurisdiction. Travelers Underwriting Agency Limited, which as an insurance intermediary is regulated by the FCA, produces insurance business for Travelers Syndicate 5000.

        A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority. TRV's Brazilian operations are regulated by the Superintendencia de Seguros Privados.

        Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2015.

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions, including approval of the PRA and FCA. TRV's insurance subsidiaries domiciled in, or authorized to conduct insurance business in, Canada are also subject to regulatory change of control restrictions, including approval of the Office of the Superintendent of Financial Institutions. TRV's Brazilian operations are subject to regulatory change of control and other share transfer restrictions, including approval of the Brazilian insurance regulator.

        These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV's shareholders.

Regulatory Developments

        For a discussion of domestic and international regulatory developments, see "Item 1A—Risk Factors" including "Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results" and "Regulatory changes outside of the United States, including in

Canada and the European Union, could adversely impact our results of operations and limit our growth."

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

        In addition to the day-to-day ERM activities within the Company's operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Business Risk Committees of management, the Credit Committee, General Counsel, the Chief Ethics and Compliance Officer, the Corporate Actuarial group, the Corporate Audit group, the Corporate Controller group, the Accounting Policy group and the Enterprise Underwriting group, among others. A senior executive team comprised of the Executive Vice President of ERM, the Chief Risk Officer and the Chief Underwriting Officer oversees the ERM process. The mission of this team is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this team includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the board of directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

        The Company's ERM efforts build upon the foundation of an effective internal control environment. ERM expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with applicable laws and regulations, to fostering, leading and supporting an integrated, risk-based culture within the Company that focuses on value creation and preservation. However, the Company can provide only reasonable, not absolute, assurance that these objectives will be met. Further, the design of any risk management or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains in spite of the Company's significant ERM efforts. An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in "Item 1A—Risk Factors," "Item 7A—Quantitative and Qualitative Disclosures About Market Risk," and "Item 8—Financial Statements and Supplementary Data" herein.

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

Employees

        At December 31, 2015, the Company had approximately 30,900 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 8 of notes to the consolidated financial statements herein.

Taxation

        For a discussion of tax matters affecting the Company and its operations, see note 12 of notes to the consolidated financial statements herein.

Financial Information about Reportable Business Segments

        For financial information regarding reportable business segments of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 2 of notes to the consolidated financial statements herein.

Intellectual Property

        The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. With respect to trademarks specifically, the Company has registrations in many countries, including the United States, for its material trademarks, including the "Travelers" name and the Company's iconic umbrella logo. The Company has the right to retain its material trademark rights in perpetuity, so long as it satisfies the use and registration requirements of all applicable countries. The Company regards its trademarks as highly valuable assets in marketing its products and services and vigorously seeks to protect its trademarks against infringement. See "Item 1A—Risk Factors—Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing on the intellectual property of others."

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

Catastrophe

A severe loss caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical, radiological, cyber-attacks, explosions and infrastructure failures. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and operating income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

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

Earned premiums or premiums earned	That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both SAP and GAAP.

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

Advanced applications of the method include adjustments for changing conditions during the historical period and anticipated changes in the future.
Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.
Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.
Probable maximum loss (PML)	The maximum amount of loss that the Company would be expected to incur on a policy if a loss were to occur, giving effect to collateral, reinsurance and other factors.
Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person's or business's property loss, damage or loss of use.
Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.
Rates	Amounts charged per unit of insurance.

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

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.
Renewal premium change	The estimated change in average premium on policies that renew, including rate and exposure changes. Such statistics are subject to change based on a number of factors, including changes in estimates.
Renewal rate change	The estimated change in average premium on policies that renew, excluding exposure changes. Such statistics are subject to change based on a number of factors, including changes in estimates.
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

Retention rate

The percentage of prior period premiums (excluding renewal premium changes), accounts or policies available for renewal in the current period that were renewed. Such statistics are subject to change based on a number of factors, including changes in estimates.

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

Statutory accounting practices (SAP)

The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. SAP generally reflect a modified going concern basis of accounting.

Statutory capital and surplus

The excess of an insurance company's admitted assets over its liabilities, including loss reserves, as determined in accordance with SAP. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory capital and surplus is also referred to as "statutory surplus" or "policyholders' surplus."

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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical, radiological, cyber-attacks, explosions and infrastructure failures. The geographic distribution of our business subjects us to catastrophe exposures in the United States and Canada, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in western states and Canada; and terrorism in major cities in the United States. In addition to our operations in the United States and Canada, our international operations subject us to catastrophe exposures in the United Kingdom, the Republic of Ireland and Brazil as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last decade have underscored the unpredictability of future climate trends, and potentially changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. For example, over the last decade, hurricane activity has impacted areas further inland than previously experienced by us, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms, thus expanding our potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Moreover, we could experience more than one severe catastrophic event in any given period.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to evaluate certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be even less reliable due to the highly random geographic nature and size of these events. As a result, models for earthquakes and tornado and hail storms may have even greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism, is even more difficult and less reliable, and for some events, such as cyber-attacks, currently there are no reliable modeling techniques. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

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

        Exposure to catastrophe losses or actual losses resulting from a catastrophe could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or actual losses following a catastrophe, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 1—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in which we have invested.

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. The program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 84% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.43 billion for 2016. Over the remaining five-year life of the reauthorized program, the federal government reimbursement percentage will fall from 84% to 80%. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. For example, application of the law to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further description of the Terrorism Risk Insurance Program, see note 5 of notes to the consolidated financial statements herein.

        Because of the risks set forth above, catastrophes such as those caused by various natural events or man-made events such as a terrorist attack or other intentionally destructive acts, including those involving nuclear, biological, chemical, radiological or cyber events, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. In addition, while we seek to manage our exposure to man-made catastrophic events involving conventional means, we may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving "unconventional" means, such as nuclear, biological, chemical or radiological events.

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Worldwide financial markets have, from time to time, experienced significant disruption. For example, during the financial crisis that started approximately eight years ago, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of certain investments and decreased economic activity. Financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events. In the years following the financial crisis, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low. During this time, the United States has experienced a slow rate of economic growth. Even if economic growth continues in the United States, or other regions in which we do business, it may be at a slow or slower rate for an extended period of time. While inflation has recently been limited and that trend may continue, it is possible that the steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Further, such steps may be ineffective and, in the case of the Federal Reserve, actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio or general economic conditions.

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

        As discussed above, it is possible that steps taken by the federal government to stabilize the economy could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail," such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in "long tail" lines of business, consists of medical costs. Healthcare reform legislation and its implementation may significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.     Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2015. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2015, the net pretax unrealized gain in our fixed income portfolio decreased from $2.67 billion to $1.78 billion as interest rates increased. It is possible that future increases in interest rates (inclusive of credit spreads) could result in a further decline in that unrealized gain position or in an unrealized loss, thereby adversely impacting our book value. Interest rates in recent years have been and remain at very low levels relative to historical experience, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default. Rapid changes in commodity prices, such as a significant decline in oil prices, could also subject certain of our investments to a higher risk of default.

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

        A substantial portion of our fixed maturity portfolio will mature within the next few years. Approximately 34% of the fixed maturity portfolio is expected to mature over the next three years (this includes the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). For a schedule of the contractual maturities of our fixed maturity portfolio by year for the next several years, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio." Of that maturing portfolio, a substantial amount includes municipal bonds that have been pre-refunded with U.S. treasury securities. As a result, even if our investment strategy does not significantly change over the next few years, the overall yield on and composition of our portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of matured bonds. For example, if yields remain low when we reinvest such proceeds, our future net investment income would be adversely affected. In addition, depending on the specific bonds available for purchase at the time of re-investment, the mix of specific issuers in our fixed-income and municipal bond portfolio will change.

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

        We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk, such as oil. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.

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

        The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to asbestos and environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction.

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

  •
  the resolution or adjudication of disputes concerning coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these disputes;

  •
  the number and outcome of direct actions against us;

  •
  future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims;

  •
  any impact on asbestos defendants we insure due to the bankruptcy of other asbestos defendants;

  •
  the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers; and

  •
  uncertainties arising from the insolvency or bankruptcy of policyholders.

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

  •
  claims related to data and network security breaches, information system failures or cyber-attacks, including cases where coverage was not intended to be provided;

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

  •
  claims relating to unanticipated consequences of current or new technologies or business models or processes; and

  •
  claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events.

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

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital and potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, existing competitors that receive substantial infusions of capital, as well as competitors that can take advantage of more favorable tax domiciles than the United States, may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels, not only in personal lines (where we currently and may increasingly compete against direct writers), but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Consolidation within the insurance industry also could alter the competitive environment in which we operate, which may impact our business volumes and/or the rates or terms of our products.

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

        Significant technology companies or other third parties have created, and may in the future create, digitally-enabled alternate distribution channels for personal or commercial business that may adversely impact our competitive position. These alternative distribution channels may compete with us directly by providing, or arranging to provide, insurance coverage themselves. See also "Disruptions to our relationships with our independent agents and brokers could adversely affect us" below.

        Other technological changes may present competitive risks. For example, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. Other potential technological changes, such as driverless cars, assisted-driving technologies or technologies that facilitate ride or home sharing, could disrupt the demand for our products from current customers, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. In addition, our competitive position could be impacted if we are unable to deploy, in a cost effective manner, technology that collects and analyzes a wide variety of data points (so-called "big data" analysis) to make underwriting or other decisions. See also "Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology" below.

        Competitive dynamics may impact the success of efforts to improve our underwriting margins on our insurance products. These efforts could include seeking improved rates, as well as improved terms and conditions, and could also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. In addition, if our underwriting is not effective, further efforts to increase rates could also lead to "adverse selection", whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

        In particular, in recent years, we have undertaken various actions to improve our underwriting margins in our Agency Automobile line of business. See "Item 1—Business—Personal Insurance—Competition" above for a description of some of these actions, including the offer of a new, more competitively-priced product. These factors include (i) changes in customer preferences and demand for direct distribution channels, (ii) utilization of comparative rating technologies by agents and/or technology companies and (iii) other technological changes, as described above. If our strategies to increase profitability in the Agency Automobile line of business do not continue to be effective, we may need to explore other actions or initiatives to improve our competitive position and profitability in this line of business.

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

  •
  ability to adapt to changes in business models, customer preferences or regulation impacting the markets in which we operate;

  •
  perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

  •
  reputation, experience and qualifications of employees;

  •
  geographic scope of business; and

  •
  local presence.

        We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See "Competition" sections of the discussion on business segments in "Item 1—Business."

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

        We may also seek to develop new products or distribution channels, which could disrupt our relationships with our agents and brokers. In addition, agents and brokers may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. Access to greater levels of data and increased utilization of technology by agents and brokers may also impact our relationship with them and our competitive position. Our efforts or their efforts with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize data and technology, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.

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

        The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. The availability and cost of reinsurance could affect our business volume and profitability. In addition, certain countries, particularly in Europe, recently have been pressuring the U.S. to reduce its regulatory requirements for U.S. ceding companies to obtain collateral from reinsurers located outside the United States which, if successful, could make it more difficult for U.S. companies, including us, to obtain sufficient collateral, if any, in such reinsurance arrangements.

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

        To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn. While we attempt to manage the risks discussed above through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. Further, the amount of collateral protection we have been able to obtain on the business we write in certain markets has decreased, and may continue to decrease, as a result of competition. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.

        Within the United States, our businesses are heavily regulated by the states in which we conduct business, including licensing and supervision, and changes in regulation may reduce our profitability and limit our growth.    These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all 50 states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us. In addition, several states restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies.

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

        Included in these changes is an amendment to insurance holding company regulations that require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company's enterprise risk management (ERM) framework including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer's lead insurance regulator. The ORSA concept has two primary goals, which are to foster an effective level of ERM at all insurers within the holding company system, and to provide a group wide perspective on risk and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, our states of domicile or other regulatory bodies may require changes in our ERM process (e.g., prescribe the use of specific models or the application of certain assumptions in the Company's models) that have the effect of limiting our ability to write certain risks, limit our risk appetite to write additional business or reduce our capital management flexibility. See "Enterprise Risk Management" herein for further discussion of the Company's ERM.

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

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    While the U.S. federal government has not historically regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the United States. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. In addition, the report suggested that Congress should consider direct federal involvement to fill regulatory gaps identified in the report, should those gaps persist, for example, by considering either establishing a federal coordinating body or a direct regulator of select aspects of the industry, such as large complex institutions or institutions that seek a federal charter, if a law is passed to allow a federal charter. It is not clear as to the extent, if any, the report will lead to regulatory changes or how any such changes would impact the Company.

        The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI) or own a bank or thrift. The FSOC, chaired by the Secretary of the Treasury, is a group of federal financial regulators, a state insurance regulator and an independent insurance expert. The FSOC considers companies for designation as a SIFI annually and finalized its first set of SIFI designations in 2013. The Company, based upon the FSOC's rules and interpretive guidance, has not been designated as a SIFI. Nonetheless, it is possible that the Council may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation. Changes in the U.S. regulatory framework could impact the overall competitive environment by imposing additional burdens on us and allowing other competitors not subject to these same burdens to enter or expand their insurance businesses.

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

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings are important to an insurer's competitive position. Rating agencies periodically review insurers' ratings and change their ratings criteria; therefore, our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes because demand for certain of our products may be reduced, particularly because many customers may require that we maintain minimum ratings to enter into, maintain or renew business with us. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe weather-related catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. See also "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected." For further discussion about our ratings, see "Item 1—Business—Ratings."

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

  •
  We may refine our underwriting processes.

  •
  We may seek to expand distribution channels.

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

        We may be adversely affected if our pricing and capital models provide materially different indications than actual results.    The profitability of our property and casualty business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize proprietary and third party models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We incorporate the Company's historical loss experience, external industry data and economic indices into our modeling processes, and we use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these modeling processes, analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These modeling processes incorporate numerous assumptions and forecasts about the future level and variability of: interest rates, inflation, capital requirements, and frequency and severity of losses, among others, that are difficult to make and may differ materially from actual results.

        Whether we use a proprietary or third party model, future experience may be materially different from past and current experience incorporated in a model's forecasts or simulations. This includes the likelihood of events occurring or continuing or the correlation among events. Third party models may provide substantially different indications than what our proprietary modeling processes provide. As a result, third party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events.

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

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, including with respect to the technology portfolio of our recently acquired businesses, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data and network security, outsourcing relationships, or cloud-based technology, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a computer virus or disaster such as a natural catastrophe, terrorist attack or industrial accident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended, including as it relates to recently acquired businesses. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations; for example, our largest location employs about 20% of our employees. If our business continuity plans did not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

        Our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers (including individuals, organizations or rogue states) and employee or vendor misconduct, and other external hazards, could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

        Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. Our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.

        We have increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated, we experience technological or other problems with a transition, or outsourcing relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security or service disruptions, which could result in monetary and reputational damages or harm to our competitive position. In addition to risks caused by third party providers, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or public policy inside or outside of the United States.

        The increased risks identified above could expose us to data loss, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

        We are also subject to a number of additional risks associated with our business outside the United States.    We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil, primarily through a joint venture, and we have an indirect interest in a joint venture in Colombia. We may also explore opportunities in other countries, including other Latin American countries and other emerging markets such as India.

        In conducting business outside of the United States, we are also subject to a number of additional risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. Following the completion of our acquisition of Dominion, a larger portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability, particularly in emerging economies, could result in financial market disruption or an economic downturn in such regions.

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

        Regulatory changes outside of the United States, including in Canada and the European Union, could adversely impact our results of operations and limit our growth.    Insurance laws or regulations that are adopted or amended in jurisdictions outside the U.S. may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        In particular, the European Union's executive body, the European Commission, implemented new capital adequacy and risk management regulations called Solvency II on January 1, 2016 that apply to the Company's businesses across the European Union. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

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

        Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of our products could reduce our future profitability.    Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria and other data or methodologies used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds. Resulting regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, or other data or methodologies, each of which could adversely affect our future profitability.

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

        We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.    Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting or damage to our reputation.

        In addition, ineffective controls, including with respect to any joint ventures or recently acquired businesses, could lead to litigation or regulatory action. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against various types of financial institutions have increased in recent years. Substantial legal liability or significant regulatory action against us could have a material adverse financial impact. See note 16 of notes to our consolidated financial statements herein for a discussion of certain legal proceedings in which we are involved.

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

        We may be subject to claims by third parties from time to time that our products, services and technologies infringe on their intellectual property rights. In recent years, certain entities have acquired patents in order to allege claims of infringement against companies, including in some cases, us. Any intellectual property infringement claims brought against us could cause us to spend significant time and money to defend ourselves, regardless of the merits of the claims. If we are found to infringe any third-party intellectual property rights, it could result in reputational harm, payment of significant monetary damages, payment of license fees (if licenses are even available to us, on reasonable terms or otherwise) and/or substantial time and expense to redesign our products, services or technologies to avoid the infringement. In addition, we use third party software in some of our products, services and technologies. If any of our software vendors or licensors are faced with infringement claims, we may lose our ability to use such software until the dispute is resolved. If we cannot successfully redesign an infringing product, service or technology (or procure a substitute version), this could have a material adverse effect on our business and our ability to compete.

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

        Our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 45% of our investment portfolio as of December 31, 2015) could materially and adversely impact the value of those bonds.

        Other tax law changes could adversely impact us. The size of the federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 234 field and claim offices totaling approximately 4.7 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in Canada, the United Kingdom, Brazil, India, China and the Republic of Ireland that house operations (primarily for the Business and International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns an office building in St. Paul, Minnesota which consists of approximately 587,000 square feet of office space. The Company also owns buildings located in Norcross, Georgia and Omaha, Nebraska. The Company owns a building in London, England, which houses a portion of its Business and International Insurance segment's operations in the United Kingdom.

        In the opinion of the Company's management, the Company's properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS

        The information required with respect to this item can be found under "Contingencies" in note 16 of notes to the consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    MINE SAFETY DISCLOSURES

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 47,403 as of February 5, 2016. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2015
First Quarter	$109.73	$102.82	$0.55
Second Quarter	108.67	96.14	0.61
Third Quarter	107.82	97.49	0.61
Fourth Quarter	115.83	98.34	0.61
2014
First Quarter	$89.33	$80.26	$0.50
Second Quarter	95.60	84.39	0.55
Third Quarter	95.95	89.12	0.55
Fourth Quarter	106.95	91.81	0.55

        The Company paid cash dividends per share of $2.38 in 2015 and $2.15 in 2014. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

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

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2010.

(3)
Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2015 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, XL Group plc, and ACE Limited.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2015	Oct. 31, 2015	1,524,460	$113.18	1,518,496	$4,162
Nov. 1, 2015	Nov. 30, 2015	4,603,157	113.93	4,601,691	3,638
Dec. 1, 2015	Dec. 31, 2015	2,695,638	112.81	2,693,493	3,334

Total		8,823,255	113.46	8,813,680	3,334

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In April 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.

        The Company acquired 9,575 shares for a total cost of approximately $1 million during the three months ended December 31, 2015 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Total revenues	$26,800	$27,162	$26,191	$25,740	$25,446

Net income	$3,439	$3,692	$3,673	$2,473	$1,426

Total investments	$70,470	$73,261	$73,160	$73,838	$72,701
Total assets	100,184	103,078	103,812	104,938	104,575
Claims and claim adjustment expense reserves	48,295	49,850	50,895	50,922	51,392
Total long-term debt	5,844	5,849	6,246	5,750	6,255
Total liabilities	76,586	78,242	79,016	79,533	80,098
Total shareholders' equity	23,598	24,836	24,796	25,405	24,477
Net income per share
Basic	$10.99	$10.82	$9.84	$6.35	$3.40

Diluted	$10.88	$10.70	$9.74	$6.30	$3.36

Year-end common shares outstanding	295.9	322.2	353.5	377.4	392.8

Per common share amounts
Cash dividends	$2.38	$2.15	$1.96	$1.79	$1.59

Book value	$79.75	$77.08	$70.15	$67.31	$62.32

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

FINANCIAL HIGHLIGHTS

2015 Consolidated Results of Operations

  •
  Net income of $3.44 billion, or $10.99 per share basic and $10.88 per share diluted

  •
  Net earned premiums of $23.87 billion

  •
  Catastrophe losses of $514 million ($338 million after-tax)

  •
  Net favorable prior year reserve development of $941 million ($617 million after-tax)

  •
  Combined ratio of 88.3%

  •
  Net investment income of $2.38 billion ($1.91 billion after-tax)

  •
  Operating cash flows of $3.43 billion

2015 Consolidated Financial Condition

  •
  Total investments of $70.47 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $100.18 billion

  •
  Total debt of $6.34 billion, resulting in a debt-to-total capital ratio of 21.2% (22.1% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 30.3 million common shares for total cost of $3.22 billion and paid $739 million of dividends to shareholders

  •
  Shareholders' equity of $23.60 billion

  •
  Net unrealized investment gains of $1.97 billion ($1.29 billion after-tax)

  •
  Book value per common share of $79.75

  •
  Holding company liquidity of $1.63 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2015	2014	2013
Revenues
Premiums	$23,874	$23,713	$22,637
Net investment income	2,379	2,787	2,716
Fee income	445	438	395
Net realized investment gains	3	79	166
Other revenues	99	145	277

Total revenues	26,800	27,162	26,191

Claims and expenses
Claims and claim adjustment expenses	13,723	13,870	13,307
Amortization of deferred acquisition costs	3,885	3,882	3,821
General and administrative expenses	4,079	3,952	3,757
Interest expense	373	369	361

Total claims and expenses	22,060	22,073	21,246

Income before income taxes	4,740	5,089	4,945
Income tax expense	1,301	1,397	1,272

Net income	$3,439	$3,692	$3,673

Net income per share
Basic	$10.99	$10.82	$9.84

Diluted	$10.88	$10.70	$9.74

Combined ratio
Loss and loss adjustment expense ratio	56.6%	57.6%	57.9%
Underwriting expense ratio	31.7	31.4	31.9

Combined ratio	88.3%	89.0%	89.8%

Incremental impact of direct to consumer initiative on combined ratio	0.5%	0.6%	0.5%

        The following discussions of the Company's net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $10.88 in 2015 increased by 2% over diluted net income per share of $10.70 in 2014. Net income of $3.44 billion in 2015 decreased by 7% from net income of $3.69 billion in 2014. The percentage increase in diluted net income per share compared with the percentage decrease in net income reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pretax impacts of (i) lower net investment income, (ii) lower net realized investment gains, (iii) a decline in other revenues and (iv) slightly lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), partially offset by (v) lower catastrophe losses. Catastrophe losses in 2015 and 2014 were $514 million and $709 million, respectively. Net favorable prior year reserve development in both 2015 and 2014 was $941 million. Partially offsetting this net pretax decrease in income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $32 million as a result of the resolution of prior year tax matters.

        Diluted net income per share of $10.70 in 2014 increased by 10% over diluted net income per share of $9.74 in 2013. Net income of $3.69 billion in 2014 increased slightly over net income of $3.67 billion in 2013. The higher percentage increase in diluted net income per share reflected the impact of share repurchases in recent periods. The slight increase in net income primarily reflected the pretax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses, (v) a decline in other revenues due to a gain from the settlement of a legal matter in 2013 and (vi) lower net realized investment gains. Catastrophe losses in 2014 and 2013 were $709 million and $591 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was $941 million and $840 million, respectively. The higher underlying underwriting margins primarily resulted from the impacts of (i) earned pricing that exceeded loss cost trends in each of the Company's business segments, (ii) lower reinsurance costs and (iii) a 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by (iv) an increase in non-catastrophe weather-related losses and (v) a higher level of what the Company defines as large losses. Partially offsetting this net pretax increase in income was a related increase in income tax expense. In addition, income tax expense in 2013 was reduced by $63 million as a result of the resolution of prior year tax matters.

        The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland, as well as in Brazil, primarily through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2015, 2014 and 2013, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company's net income or the Business and International Insurance segment's operating income for the years reported.

Revenues

Earned Premiums

        Earned premiums in 2015 were $23.87 billion, $161 million or 1% higher than in 2014. In the Business and International Insurance and the Bond & Specialty Insurance segments, earned premiums in 2015 were comparable to 2014. In the Personal Insurance segment, earned premiums in 2015 increased by 2% over 2014.

        Earned premiums in 2014 were $23.71 billion, $1.08 billion or 5% higher than in 2013. In the Business and International Insurance segment, earned premiums in 2014 increased by 9% over 2013, primarily reflecting the impact of the acquisition of Dominion in November 2013. In the Bond & Specialty Insurance segment, earned premiums in 2014 increased by 5% over 2013. In the Personal Insurance segment, earned premiums in 2014 decreased by 3% from 2013.

        Factors contributing to the changes in earned premiums in each segment in 2015 and 2014 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2015	2014	2013
Average investments(1)	$70,627	$72,049	$70,697
Pretax net investment income	2,379	2,787	2,716
After-tax net investment income	1,905	2,216	2,186
Average pretax yield(2)	3.4%	3.9%	3.8%
Average after-tax yield(2)	2.7%	3.1%	3.1%

(1)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized and unrealized investment gains and losses.

        Net investment income in 2015 was $2.38 billion, $408 million or 15% lower than in 2014. Investment income from fixed maturity investments in 2015 was $2.09 billion, $153 million lower than in 2014. The decrease primarily resulted from lower long-term reinvestment rates available in the market and a modestly lower amount of fixed income investments that were impacted by the Company's $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation. Investment income generated by non-fixed maturity investments in 2015 was $317 million, $256 million lower than in 2014 due to lower private equity and hedge fund returns. Private equity returns in 2015 were impacted by lower valuations for energy-related investments.

        Net investment income in 2014 was $2.79 billion, $71 million or 3% higher than in 2013. Investment income from fixed maturity investments in 2014 was $2.24 billion, $66 million lower than in 2013. The decrease primarily resulted from lower long-term reinvestment yields available in the market, partially offset by the impact of the acquisition of Dominion. Investment income generated by non-fixed maturity investments in 2014 was $573 million, $141 million higher than in 2013 due to higher private equity and real estate partnership returns.

Fee Income

        The National Accounts market in the Business and International Insurance segment is the primary source of the Company's fee-based business. The $7 million and $43 million increases in fee income in 2015 and 2014, respectively, compared with the respective prior years are described in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pretax realized investment gains.

(for the year ended December 31, in millions)	2015	2014	2013
Net Realized Investment Gains
Other-than-temporary impairment losses	$(52)	$(26)	$(15)
Other net realized investment gains	55	105	181

Net realized investment gains	$3	$79	$166

Other Net Realized Investment Gains

        Other net realized investment gains in 2015 included $81 million of net realized gains related to fixed maturity investments, $6 million of net realized investment gains related to equity securities, $2 million of net realized investment gains from real estate sales and $34 million of net realized investment losses related to other investments. The net realized investment losses related to other investments included $26 million of realized foreign exchange translation losses incurred in connection with the Company's increased ownership of Travelers Participações em Seguros Brasil S.A.

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

        Other net realized gains in 2013 of $181 million included $115 million of net realized gains associated with U.S. Treasury futures contracts, which require daily mark-to-market settlement and are used from time to time to shorten the duration of the Company's fixed maturity investment portfolio. The remaining $66 million of other net realized investment gains in 2013 were primarily driven by $41 million of net realized investment gains related to fixed maturity investments, $15 million of net realized investment gains related to equity securities and $10 million of net realized investment gains related to other investments.

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2014 and 2013 also included revenues associated with the runoff of the Company's National Flood Insurance Program (NFIP) business that was sold on a renewal rights basis in 2013. Other revenues in 2013 also included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements herein, and a $20 million gain from the sale of the NFIP renewal rights.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2015 were $13.72 billion, $147 million or 1% lower than in 2014, primarily reflecting (i) lower catastrophe losses and (ii) lower non-catastrophe weather-related losses, partially offset by (iii) the impact of loss cost trends. Catastrophe losses in 2015 included wildfires in California, hail and wind storms in several regions of the United States and winter storms in several regions of the United States. Catastrophe losses in 2014 included multiple wind and hail storms in several regions of the United States and a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States.

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

        Factors contributing to net favorable prior year reserve development in each segment for the years ended December 31, 2015, 2014 and 2013 are discussed in more detail in note 7 of notes to the consolidated financial statements herein.

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

        The Company's threshold for disclosing catastrophes is determined at the reportable segment level. If a threshold for one segment or a combination thereof is pierced and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. The threshold for 2015 ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

        The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2015, 2014 and 2013, the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent years, and the estimate of ultimate losses for those catastrophes at December 31, 2015, 2014 and 2013. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pretax and net of reinsurance)	2015	2014	2013	2015	2014	2013
2013
PCS Serial Number:
93—Severe wind and hail storms	$8	$5	$114	$127	$119	$114
15—Severe wind and hail storms	6	16	128	150	144	128
2014
PCS Serial Number:
32—Winter storm	(5)	144	n/a	139	144	n/a
43—Severe wind and hail storms	(4)	180	n/a	176	180	n/a
2015
PCS Serial Number:
68—Winter storm	140	n/a	n/a	140	n/a	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs of $3.89 billion in 2015 was comparable to 2014. Amortization of deferred acquisition costs in 2014 was $3.88 billion, $61 million or 2% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion, partially offset by declines in the Personal Insurance segment. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

        General and administrative expenses in 2015 were $4.08 billion, $127 million or 3% higher than in 2014. The increase primarily reflected the impact of a $76 million first quarter 2014 reduction in the estimated liability for state assessments related to workers' compensation premiums. General and administrative expenses in 2014 were $3.95 billion, $195 million or 5% higher than in 2013. The increase primarily reflected the impact of the acquisition of Dominion and increases in employee and technology related expenses, partially offset by a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2015, 2014 and 2013 was $373 million, $369 million and $361 million, respectively. The increases in both 2015 and 2014 compared with the respective prior years primarily reflected slightly higher average levels of debt outstanding.

Income Tax Expense

        Income tax expense in 2015 was $1.30 billion, $96 million or 7% lower than in 2014, which primarily resulted from the $349 million decrease in income before income taxes in 2015 and the $32 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters. Income tax expense in 2014 was $1.40 billion, $125 million or 10% higher than in 2013, which primarily resulted from a $63 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters, as well as the $144 million increase in income before income taxes in 2014.

        The Company's effective tax rate was 27%, 27% and 26% in 2015, 2014 and 2013, respectively. The effective tax rates in all years were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision.

Combined Ratio

        The combined ratio of 88.3% in 2015 was 0.7 points lower than the combined ratio of 89.0% in 2014.

        The loss and loss adjustment expense ratio of 56.6% in 2015 was 1.0 points lower than the loss and loss adjustment expense ratio of 57.6% in 2014. Catastrophe losses accounted for 2.1 points and 3.0 points of the 2015 and 2014 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2015 and 2014 provided 3.9 points of benefit to the loss and loss adjustment expense ratio in each year. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") in 2015 was 0.1 points lower than the 2014 ratio on the same basis.

        The underwriting expense ratio of 31.7% in 2015 was 0.3 points higher than the underwriting expense ratio of 31.4% in 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums in the Business and International Insurance segment.

        The combined ratio of 89.0% in 2014 was 0.8 points lower than the combined ratio of 89.8% in 2013.

        The loss and loss adjustment expense ratio of 57.6% in 2014 was 0.3 points lower than the loss and loss adjustment expense ratio of 57.9% in 2013. Catastrophe losses accounted for 3.0 points and 2.6 points of the 2014 and 2013 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2014 and 2013 provided 3.9 points and 3.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2014 was 0.5 points lower than the 2013 ratio on the same basis, primarily reflecting the impact of earned pricing that exceeded loss cost trends, partially offset by the impact of an increase in non-catastrophe weather-related losses and a higher level of what the Company defines as large losses.

        The underwriting expense ratio of 31.4% in 2014 was 0.5 points lower than the underwriting expense ratio of 31.9% in 2013, primarily reflecting lower commission expenses in the Personal Insurance segment and a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums in the Business and International Insurance segment, partially offset by the impact of the acquisition of Dominion and increases in employee and technology related expenses.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Business and International Insurance	$16,067	$16,202	$14,992
Bond & Specialty Insurance	2,153	2,165	2,131
Personal Insurance	7,562	7,265	7,534

Total	$25,782	$25,632	$24,657

	Net Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Business and International Insurance	$14,583	$14,636	$13,512
Bond & Specialty Insurance	2,081	2,103	2,030
Personal Insurance	7,457	7,165	7,225

Total	$24,121	$23,904	$22,767

        Gross and net written premiums in 2015 both increased by 1% over 2014. Gross and net written premiums in 2014 increased by 4% and 5%, respectively, over 2013, primarily reflecting the impact of the acquisition of Dominion. Factors contributing to the changes in gross and net written premiums in each segment in 2015 and 2014 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

        Results of the Company's Business and International Insurance segment were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Revenues:
Earned premiums	$14,521	$14,512	$13,332
Net investment income	1,824	2,156	2,087
Fee income	445	438	395
Other revenues	23	46	160

Total revenues	$16,813	$17,152	$15,974

Total claims and expenses	$13,874	$14,007	$12,812

Operating income	$2,170	$2,347	$2,404

Loss and loss adjustment expense ratio	59.6%	61.6%	60.8%
Underwriting expense ratio	32.5	31.5	32.0

Combined ratio	92.1%	93.1%	92.8%

Overview

        Operating income in 2015 was $2.17 billion, $177 million or 8% lower than operating income of $2.35 billion in 2014. The decrease primarily reflected the pretax impacts of (i) lower net investment income and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses and (iv) higher net favorable prior year reserve development. Catastrophe losses in 2015 and 2014 were $247 million and $367 million, respectively. Net favorable prior year reserve development in 2015 and 2014 was $405 million and $322 million, respectively. The lower underlying underwriting margins primarily resulted from the pretax impacts of a 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by lower non-catastrophe weather-related losses. Partially offsetting this net pretax decrease in income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $12 million as a result of the resolution of prior year tax matters.

        Operating income in 2014 was $2.35 billion, $57 million or 2% lower than operating income of $2.40 billion in 2013. The decrease primarily reflected an increase in income taxes and a slight decrease in operating income before income taxes. The slight decrease in operating income before income taxes reflected the pretax impacts of (i) lower net favorable prior year reserve development, (ii) a decline in other revenues due to a gain from the settlement of a legal matter in 2013 and (iii) higher catastrophe losses, largely offset by (iv) higher underlying underwriting margins and (v) an increase in net investment income. Catastrophe losses in 2014 and 2013 were $367 million and $333 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was $322 million and $399 million, respectively. The higher underlying underwriting margins in 2014 primarily reflected (i) earned pricing that exceeded loss cost trends and (ii) a reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by (iii) higher non-catastrophe weather-related losses and (iv) a higher level of what the Company defines as large losses. The increase in income tax expense was primarily due to the impact of a $43 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters.

Revenues

Earned Premiums

        Earned premiums of $14.52 billion in 2015 were comparable to 2014. Earned premiums in 2014 were $14.51 billion, $1.18 billion or 9% higher than in 2013. The changes in both 2015 and 2014 reflected the impact of changes in net written premiums over the preceding twelve months. The increase in net written premiums in 2014 was primarily due to the acquisition of Dominion.

Net Investment Income

        Net investment income in 2015 was $1.82 billion, $332 million or 15% lower than in 2014. Net investment income in 2014 was $2.16 billion, $69 million or 3% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion. Included in the Business and International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2015 and 2014 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2015 was $445 million, $7 million or 2% higher than in 2014. Fee income in 2014 was $438 million, $43 million or 11% higher than in 2013. The increases in both years primarily reflected higher serviced premium volume in workers' compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

        Other revenues in 2013 included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements herein.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2015 were $8.86 billion, $286 million or 3% lower than in 2014. The decrease primarily reflected (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) lower non-catastrophe weather-related losses, partially offset by (iv) the impact of loss cost trends. Claims and claim adjustment expenses in 2014 were $9.15 billion, $860 million or 10% higher than in 2013. The increase primarily reflected (i) the impact of the acquisition of Dominion, (ii) the impact of loss cost trends, (iii) higher non-catastrophe weather-related losses, (iv) a higher level of what the Company defines as large losses, (v) lower net favorable prior year reserve development and (vi) higher catastrophe losses, partially offset by (vii) the impact of lower volumes of insured exposures (excluding the impact of the acquisition of Dominion). Factors contributing to net favorable prior year reserve development during the years ended December 31, 2015, 2014 and 2013 are discussed in more detail in note 7 of notes to the consolidated financial statements herein.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs of $2.33 billion in 2015 was comparable to 2014. Amortization of deferred acquisition costs in 2014 was $2.32 billion, $163 million or 8% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion.

General and Administrative Expenses

        General and administrative expenses in 2015 were $2.69 billion, $145 million or 6% higher than in 2014, primarily reflecting the impacts of the 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, higher technology and employee related expenses and higher contingent commissions. General and administrative expenses in 2014 were $2.54 billion, $172 million or 7% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion and increases in employee and technology related expenses, partially offset by a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums.

Income Tax Expense

        Income tax expense in 2015 was $769 million, $29 million or 4% lower than in 2014, which primarily resulted from the $206 million decrease in income before income taxes in 2015 and the $12 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters. Income tax expense in 2014 was $798 million, $40 million or 5% higher than in 2013, primarily reflecting the impact of a $43 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters, partially offset by the $17 million decrease in income before income taxes in 2014.

Combined Ratio

        The combined ratio of 92.1% in 2015 was 1.0 point lower than the combined ratio of 93.1% in 2014.

        The loss and loss adjustment expense ratio of 59.6% in 2015 was 2.0 points lower than the loss and loss adjustment expense ratio of 61.6% in 2014. Catastrophe losses in 2015 and 2014 accounted for 1.7 points and 2.5 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2015 and 2014 provided 2.8 points and 2.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 underlying loss and loss adjustment expense ratio was 0.6 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

        The underwriting expense ratio of 32.5% in 2015 was 1.0 point higher than the underwriting expense ratio of 31.5% in 2014, primarily reflecting the impact of the 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums and the increase in general and administrative expenses discussed above.

        The combined ratio of 93.1% in 2014 was 0.3 points higher than the combined ratio of 92.8% in 2013.

        The loss and loss adjustment expense ratio of 61.6% in 2014 was 0.8 points higher than the loss and loss adjustment expense ratio of 60.8% in 2013. Catastrophe losses in 2014 and 2013 accounted for 2.5 points of the loss and loss adjustment expense ratio in each year. Net favorable prior year reserve development in 2014 and 2013 provided 2.2 points and 3.0 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2014 was comparable to the 2013 ratio on the same basis, as the impact of earned pricing that exceeded loss cost trends was offset by higher non-catastrophe weather-related losses and a higher level of what the Company defines as large losses.

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

Written Premiums

        The Business and International Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Domestic:
Select Accounts	$2,773	$2,754	$2,774
Middle Market	6,645	6,489	6,250
National Accounts	1,725	1,690	1,606
First Party	1,844	1,846	1,855
Specialized Distribution	1,117	1,081	1,092

Total Domestic	14,104	13,860	13,577
International	1,963	2,342	1,415

Total Business and International Insurance	$16,067	$16,202	$14,992

	Net Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Domestic:
Select Accounts	$2,716	$2,707	$2,724
Middle Market	6,325	6,108	5,862
National Accounts	1,048	1,047	1,010
First Party	1,564	1,579	1,552
Specialized Distribution	1,111	1,074	1,085

Total Domestic	12,764	12,515	12,233
International	1,819	2,121	1,279

Total Business and International Insurance	$14,583	$14,636	$13,512

        Gross written premiums in 2015 were 1% lower than in 2014, while net written premiums in 2015 were comparable to 2014. Gross and net written premiums in 2015 were negatively impacted by changes in foreign currency exchange rates. Excluding the International surety line of business, for which the following are not relevant measures, business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 decreased from 2014.

        Gross and net written premiums in 2014 both increased by 8% over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes remained positive in 2014 but were lower than in 2013. New business premiums in 2014 increased over 2013.

        Select Accounts.    Net written premiums of $2.72 billion in 2015 were comparable to 2014. Business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 were comparable to 2014. Net written premiums of $2.71 billion in 2014 decreased by 1% from 2013. Business retention rates in 2014 were strong and higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013. New business premiums in 2014 decreased from 2013.

        Middle Market.    Net written premiums of $6.33 billion in 2015 increased by 4% over 2014. Business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes remained positive in 2015 but were lower than in 2014. New business premiums in 2015 increased over 2014. Net written premiums of $6.11 billion in 2014 increased by 4% over 2013. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013. New business premiums in 2014 increased over 2013.

        National Accounts.    Net written premiums of $1.05 billion in 2015 were comparable to 2014. Business retention rates remained strong in 2015 and were higher than in 2014. Renewal premium changes in 2015 remained positive but were slightly lower than in 2014. New business premiums in 2015 increased over 2014. Net written premiums from the workers' compensation residual market pools in 2015 were lower than in 2014. Net written premiums of $1.05 billion in 2014 increased by 4% over 2013. Business retention rates in 2014 remained strong but were lower than in 2013. Renewal premium changes in 2014 remained positive but were slightly lower than in 2013. New business premiums in 2014 decreased from 2013. Workers' compensation residual market pools also contributed to premium growth in 2014.

        First Party.    Net written premiums of $1.56 billion in 2015 decreased by 1% from 2014. Business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 were negative, compared with positive renewal premium changes in 2014. New business premiums in 2015 decreased from 2014. Net written premiums of $1.58 billion in 2014 increased by 2% over 2013, primarily due to lower reinsurance costs. Business retention rates in 2014 remained strong but were slightly lower than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 decreased from 2013.

        Specialized Distribution.    Net written premiums of $1.11 billion in 2015 increased by 3% over 2014. Business retention rates remained strong in 2015 and were higher than in 2014. Renewal premium changes remained positive in 2015 but were lower than in 2014. New business premiums in 2015 increased over 2014. Net written premiums of $1.07 billion in 2014 decreased by 1% from 2013, primarily driven by premium decreases in National Programs. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 decreased from 2013.

        International.    Net written premiums of $1.82 billion in 2015 decreased by 14% from 2014, primarily due to changes in foreign currency exchange rates. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2015 remained strong but were slightly lower than in 2014. Renewal premium changes in 2015 were slightly negative, compared with positive renewal premium changes in 2014. New business premiums in 2015 decreased from 2014. Net written premiums of $2.12 billion in 2014 increased by 66% over 2013, primarily reflecting the impact of the acquisition of Dominion. Excluding the surety line of business, business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive but were slightly lower than in 2013. New business premiums in 2014 increased over 2013, reflecting the impact of the acquisition of Dominion.

Bond & Specialty Insurance

        Results of the Company's Bond & Specialty Insurance segment were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Revenues:
Earned premiums	$2,085	$2,076	$1,981
Net investment income	223	252	260
Other revenues	22	19	20

Total revenues	$2,330	$2,347	$2,261

Total claims and expenses	$1,425	$1,272	$1,461

Operating income	$633	$727	$573

Loss and loss adjustment expense ratio	30.4%	22.8%	34.7%
Underwriting expense ratio	37.5	38.0	38.7

Combined ratio	67.9%	60.8%	73.4%

Overview

        Operating income in 2015 was $633 million, $94 million or 13% lower than operating income of $727 million in 2014. The decrease primarily reflected the pretax impacts of (i) lower net favorable prior year reserve development and (ii) lower net investment income, partially offset by (iii) higher underlying underwriting margins. Net favorable prior year reserve development in 2015 and 2014 was $258 million and $450 million, respectively. Catastrophe losses in 2015 and 2014 were $3 million and $6 million, respectively. The higher underlying underwriting margins primarily resulted from lower loss estimates in certain management liability businesses. Partially offsetting this net pretax decrease in operating income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $16 million as a result of the resolution of prior year tax matters.

        Operating income in 2014 was $727 million, $154 million or 27% higher than operating income of $573 million in 2013. The increase primarily reflected the pretax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins, partially offset by (iii) lower net investment income. Net favorable prior year reserve development in 2014 and 2013 was $450 million and $232 million, respectively. Catastrophe losses in 2014 and 2013 were $6 million and $8 million, respectively. The higher underlying underwriting margins primarily reflected the pretax impact of lower reinsurance costs. Partially offsetting this net pretax increase in operating income was a related increase in income tax expense. In addition, income tax expense in 2013 was reduced by $15 million as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums

        Earned premiums of $2.09 billion in 2015 were comparable to 2014. Earned premiums in 2014 were $2.08 billion, $95 million or 5% higher than in 2013, primarily reflecting the impact of lower reinsurance costs.

Net Investment Income

        Net investment income in 2015 was $223 million, $29 million or 12% lower than in 2014. Net investment income in 2014 was $252 million, $8 million or 3% lower than in 2013. Included in the Bond & Specialty Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Bond & Specialty Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced a decrease in investment income in 2015 and an increase in investment income in 2014. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2015 and 2014 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2015 were $643 million, $162 million or 34% higher than in 2014, primarily reflecting (i) lower net favorable prior year reserve development, partially offset by (ii) lower loss estimates in certain management liability businesses. Claims and claim adjustment expenses in 2014 were $481 million, $214 million or 31% lower than in 2013, primarily reflecting the impact of higher net favorable prior year reserve development. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2015, 2014 and 2013 are discussed in more detail in note 7 of notes to the consolidated financial statements herein.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2015 was $393 million, $5 million or 1% higher than in 2014. Amortization of deferred acquisition costs in 2014 was $388 million, $10 million or 3% higher than in 2013. The increases in both years were generally consistent with the changes in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2015 were $389 million, $14 million or 3% lower than in 2014, primarily reflecting the impact of certain customer-related intangible assets becoming fully amortized during the second quarter of 2015. General and administrative expenses in 2014 were $403 million, $15 million or 4% higher than in 2013, primarily reflecting the impact of higher employee and technology related expenses.

Income Tax Expense

        Income tax expense in 2015 was $272 million, $76 million or 22% lower than in 2014, primarily reflecting the $170 million decrease in income before income taxes and the $16 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters. Income tax expense in 2014 was $348 million, $121 million or 53% higher than in 2013, primarily reflecting the $275 million increase in income before income taxes, as well as a $15 million reduction in income tax expenses in 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 67.9% in 2015 was 7.1 points higher than the combined ratio of 60.8% in 2014.

        The loss and loss adjustment expense ratio of 30.4% in 2015 was 7.6 points higher than the 2014 ratio of 22.8%. Net favorable prior year reserve development in 2015 and 2014 provided 12.4 points and 21.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2015 and 2014 accounted for 0.2 points and 0.3 points of the loss and loss adjustment expense ratio, respectively. The 2015 underlying loss and loss adjustment expense ratio was 1.6 points lower than the 2014 ratio on the same basis, primarily reflecting lower loss estimates in certain management liability businesses.

        The underwriting expense ratio of 37.5% in 2015 was 0.5 points lower than the underwriting expense ratio of 38.0% in 2014, primarily reflecting the impact of lower general and administrative expenses discussed above.

        The combined ratio of 60.8% in 2014 was 12.6 points lower than the combined ratio of 73.4% in 2013.

        The loss and loss adjustment expense ratio of 22.8% in 2014 was 11.9 points lower than the loss and loss adjustment expense ratio of 34.7% in 2013. Net favorable prior year reserve development in 2014 and 2013 provided 21.7 points and 11.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2014 and 2013 accounted for 0.3 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2014 was 1.8 points lower than the 2013 ratio on the same basis, primarily reflecting the impact of increases in earned premiums largely due to lower reinsurance costs.

        The underwriting expense ratio of 38.0% in 2014 was 0.7 points lower than the underwriting expense ratio of 38.7% in 2013. The improvement in 2014 primarily reflected the impact of increases in earned premiums largely due to lower reinsurance costs.

Written Premiums

        Bond & Specialty Insurance gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Total Bond & Specialty Insurance	$2,153	$2,165	$2,131

	Net Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Total Bond & Specialty Insurance	$2,081	$2,103	$2,030

        Gross written premiums in 2015 decreased by 1% from 2014. Gross written premiums in 2014 increased by 2% over 2013.

        Net written premiums in 2015 were $2.08 billion, $22 million or 1% lower than in 2014. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

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

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Revenues:
Earned premiums	$7,268	$7,125	$7,324
Net investment income	332	379	369
Other revenues	48	80	103

Total revenues	$7,648	$7,584	$7,796

Total claims and expenses	$6,357	$6,394	$6,592

Operating income	$889	$824	$838

Loss and loss adjustment expense ratio	58.1%	59.6%	59.1%
Underwriting expense ratio	28.5	29.1	29.8

Combined ratio	86.6%	88.7%	88.9%

Incremental impact of direct to consumer initiative on combined ratio	1.8%	1.7%	1.8%

Overview

        Operating income in 2015 was $889 million, $65 million or 8% higher than operating income of $824 million in 2014. The increase primarily reflected the pretax impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) lower net investment income and (iv) a decline in other revenues. Net favorable prior year reserve development in 2015 was $278 million, compared with $169 million in 2014. Catastrophe losses in 2015 were $264 million, compared with $336 million in 2014. Partially offsetting this net pretax increase in operating income was a related increase in income tax expense. Income tax expense in 2015 was reduced by $4 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

        Operating income in 2014 was $824 million, $14 million or 2% lower than operating income of $838 million in 2013. The decrease primarily reflected the pretax impacts of (i) an increase in catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) a decline in other revenues, partially offset by (iv) higher underlying underwriting margins and (v) higher net investment income. Catastrophe losses in 2014 and 2013 were $336 million and $250 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was $169 million and $209 million, respectively. The higher underlying underwriting margins primarily reflected (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company's previously announced expense reduction initiatives, partially offset by (iii) the impact of a higher mix of new business versus renewal business. Income tax expense in 2014 was comparable to 2013.

Revenues

Earned Premiums

        Earned premiums in 2015 were $7.27 billion, $143 million or 2% higher than in 2014. Earned premiums in 2014 were $7.13 billion, $199 million or 3% lower than in 2013. The changes in earned premiums in 2015 and 2014 reflected changes in net written premiums over the respective preceding twelve months.

Net Investment Income

        Net investment income in 2015 was $332 million, $47 million or 12% lower than in 2014. Net investment income in 2014 was $379 million, $10 million or 3% higher than in 2013. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the changes in the Company's net investment income in 2015 and 2014 as compared with the respective prior year. In addition, refer to note 2 of notes to the consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2014 and 2013 also included revenues associated with the runoff of the Company's National Flood Insurance Program (NFIP) business that was sold on a renewal rights basis in 2013. Other revenues in 2013 also included a $20 million gain from the sale of those NFIP renewal rights. The Company was a participant in the NFIP Write Your Own Program administered by the Federal Emergency Management Agency (FEMA) and the Federal Insurance & Mitigation Administration.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses of $4.22 billion in 2015 were comparable to 2014, primarily reflecting (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, largely offset by (iii) the impact of loss cost trends and (iv) higher volumes of insured exposures. Claims and claim adjustment expenses in 2014 were $4.24 billion, $83 million or 2% lower than in 2013, primarily reflecting (i) the impact of lower volumes of insured exposures and (ii) the benefit of the Company's previously announced expense reduction initiatives on claim adjustment expenses, partially offset by (iii) higher catastrophe losses, (iv) the impact of loss cost trends and (v) lower net favorable prior year reserve development. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2015, 2014 and 2013 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2015 was $1.16 billion, $10 million or 1% lower than in 2014. Amortization of deferred acquisition costs in 2014 was $1.17 billion, $112 million or 9% lower than in 2013. The decrease in 2014 primarily reflected a decline in commission expense due to lower commission rates, as well as a decline in earned premiums compared with 2013.

General and Administrative Expenses

        General and administrative expenses of $973 million in 2015 and $977 million in 2014 were comparable to the respective prior year amounts.

Income Tax Expense

        Income tax expense in 2015 was $402 million, $36 million or 10% higher than in 2014, primarily reflecting the $101 million increase in income before income taxes, partially offset by the $4 million reduction in income tax expense resulting from the resolution of prior year tax matters in 2015. Income tax expense of $366 million in 2014 was comparable to 2013, as the tax effect of the $14 million decrease in income before income taxes was offset by the impact of a $5 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 86.6% in 2015 was 2.1 points lower than the combined ratio of 88.7% in 2014.

        The loss and loss adjustment expense ratio of 58.1% in 2015 was 1.5 points lower than the 2014 ratio of 59.6%. Catastrophe losses accounted for 3.6 points and 4.7 points of the 2015 and 2014 loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development in 2015 and 2014 provided 3.8 points and 2.4 points of benefit to the loss and loss adjustment expense ratio, respectively. The 2015 underlying loss and loss adjustment expense ratio was 1.0 point higher than the 2014 ratio on the same basis, primarily reflecting the impact of a higher mix of new business versus renewal business, as well as a higher mix of automobile business versus homeowners and other business.

        The underwriting expense ratio of 28.5% in 2015 was 0.6 points lower than the underwriting expense ratio of 29.1% in 2014, primarily reflecting lower commission expenses.

        The combined ratio of 88.7% in 2014 was 0.2 points lower than the combined ratio of 88.9% in 2013.

        The loss and loss adjustment expense ratio of 59.6% in 2014 was 0.5 points higher than the loss and loss adjustment expense ratio of 59.1% in 2013. Catastrophe losses accounted for 4.7 points and 3.4 points of the 2014 and 2013 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2014 and 2013 provided 2.4 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 underlying loss and loss adjustment expense ratio was 1.2 points lower than the 2013 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company's previously announced expense reduction initiatives, partially offset by (iii) the impact of a higher mix of new business versus renewal business.

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

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Agency Automobile	$3,551	$3,278	$3,277
Agency Homeowners and Other	3,773	3,800	4,094

Total Agency Personal Insurance	$7,324	$7,078	$7,371

	Net Written Premiums
(for the year ended December 31, in millions)	2015	2014	2013
Agency Automobile	$3,534	$3,260	$3,258
Agency Homeowners and Other	3,687	3,718	3,805

Total Agency Personal Insurance	$7,221	$6,978	$7,063

        In 2015, gross and net Agency written premiums were both 3% higher than in 2014. In 2014, gross and net Agency written premiums were 4% and 1% lower, respectively, than in 2013. The higher rate of decrease in gross written premiums in 2014 was primarily driven by the impact of the sale of the Company's NFIP business in 2013 described above.

        In 2015, net written premiums in the Agency Automobile line of business were 8% higher than in 2014. Business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014 driven by sales of the Company's private passenger automobile product, Quantum Auto 2.0. In 2014, net written premiums in the Agency Automobile line of business were slightly higher than in 2013. Business retention rates remained strong in 2014 and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013. New business premiums in 2014 were significantly higher than in 2013 as a result of Quantum Auto 2.0.

        In 2015, net written premiums in the Agency Homeowners and Other line of business were 1% lower than in 2014. Business retention rates in 2015 remained strong and were higher than in 2014. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014. In 2014, net written premiums in the Agency Homeowners and Other line of business were 2% lower than 2013. Business retention rates remained strong in 2014 and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013. New business premiums in 2014 were higher than in 2013.

        For its Agency business, the Personal Insurance segment had approximately 6.2 million and 6.0 million active policies at December 31, 2015 and 2014, respectively.

Direct to Consumer Written Premiums

        In the direct to consumer business, net written premiums in 2015 were $236 million, $49 million or 26% higher than in 2014. In 2015, automobile net written premiums increased by $36 million or 28% over 2014, and homeowners and other net written premiums increased by $13 million or 23% over 2014. Net written premiums in 2014 were $187 million, $25 million or 15% higher than in 2013. In 2014, automobile net written premiums increased by $18 million or 16% over 2013, and homeowners and other net written premiums increased by $7 million or 14% over 2013. The direct to consumer business had 242,000 and 193,000 active policies at December 31, 2015 and 2014, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2015	2014	2013
Operating loss	$(255)	$(257)	$(248)

        The operating loss in 2015 was $2 million lower than in 2014. The operating loss in 2014 was $9 million higher than in 2013. After-tax interest expense in 2015, 2014 and 2013 was $242 million, $240 million and $235 million, respectively. The increase in interest expense in both 2015 and 2014 compared with the respective prior years primarily reflected slightly higher average levels of debt outstanding.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements). The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied. On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied. On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, comprised of the $502 million settlement amounts, plus pre- and post-judgment interest of $77 million, and the Company made that payment in 2015. For a full discussion of these settlement agreements and related litigation, see the "Settlement of Asbestos Direct Action Litigation" section of note 16 of notes to the consolidated financial statements herein. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

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

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, both the number of policyholders tendering asbestos claims for the first time and the number of policyholders with open asbestos claims declined when compared with 2014. Gross asbestos payments in this category were essentially unchanged when compared with 2014, while net asbestos-related payments increased in 2015 due to significant reinsurance billings relating to one policyholder in 2014. Payments on behalf of policyholders in this category continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

        The completion of these reviews and analyses in 2015, 2014 and 2013 resulted in $224 million, $250 million and $190 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated. In addition, the reserve increase in 2013 also reflected higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2015, 2014 and 2013 were $770 million, $242 million and $218 million, respectively. Net payments in 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements herein. Approximately 69%, 8% and 1% of total net paid losses in 2015, 2014 and 2013, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2015	2014	2015	2014	2015	2014
Policyholders with settlement agreements	18	17	$532	$19	$554	$613
Home office and field office	1,624	1,692	220	197	1,101	1,574
Assumed reinsurance and other	—	—	18	26	155	170

Total	1,642	1,709	$770	$242	$1,810	$2,357

        The Policyholders with Settlement Agreements category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As discussed above, in 2015 the Company paid a $502 million settlement related to the asbestos direct action litigation. That amount had been included in the Policyholders with Settlement Agreements category in the foregoing table at December 31, 2014.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC," which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of June 30, 2016, would total approximately $525 million. On January 7, 2016, the final objections to the Amended Plan were dismissed. The agreement in principle with PPG is still subject to several conditions. Given the resolution of the objections to the Amended Plan the Company believes that the conditions will be satisfied and accordingly, the Company's obligations under this agreement in principle are included in the Policyholders with Settlement Agreements category at December 31, 2015. At December 31, 2014 those obligations were included in the Home Office and Field Office category described below.

        The Home Office and Field Office category relates to all other policyholders and also includes IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves in the Home Office and Field Office category include amounts for new claims from and adverse development on existing Home Office and Field Office policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Policyholders are identified for the annual home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. The Assumed Reinsurance and Other category primarily consists of reinsurance of excess coverage, including various pool participations.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2015	2014	2013
Beginning reserves:
Gross	$2,520	$2,606	$2,689
Ceded	(163)	(256)	(311)

Net	2,357	2,350	2,378

Incurred losses and loss expenses:
Gross	313	258	190
Ceded	(89)	(8)	—

Net	224	250	190

Paid loss and loss expenses:
Gross	843	343	273
Ceded	(73)	(101)	(55)

Net	770	242	218

Foreign exchange and other:
Gross	(1)	(1)	—
Ceded	—	—	—

Net	(1)	(1)	—

Ending reserves:
Gross	1,989	2,520	2,606
Ceded	(179)	(163)	(256)

Net	$1,810	$2,357	$2,350

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

        In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage and relevant judicial interpretations. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of the alleged environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial methods are not used to estimate these reserves.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result of these factors, in 2015, 2014 and 2013, the Company increased its net environmental reserves by $72 million, $87 million and $65 million, respectively.

        Net environmental paid loss and loss expenses were $55 million, $84 million and $84 million in 2015, 2014 and 2013, respectively. At December 31, 2015, approximately 93% of the net environmental reserve (approximately $335 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $26 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2015	2014	2013
Beginning reserves:
Gross	$353	$355	$352
Ceded	(7)	(11)	(5)

Net	346	344	347

Incurred losses and loss expenses:
Gross	81	94	72
Ceded	(9)	(7)	(7)

Net	72	87	65

Paid loss and loss expenses:
Gross	56	95	87
Ceded	(1)	(11)	(3)

Net	55	84	84

Acquired reserves, foreign exchange and other:(1)
Gross	(3)	(1)	18
Ceded	1	—	(2)

Net	(2)	(1)	16

Ending reserves:
Gross	375	353	355
Ceded	(14)	(7)	(11)

Net	$361	$346	$344

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2015 were $70.47 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2015 was $60.66 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2015 and 2014. Below investment grade securities represented 2.8% and 3.0% of the total fixed maturity investment portfolio at December 31, 2015 and 2014, respectively. The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at December 31, 2015 and 3.5 (3.7 excluding short-term securities) at December 31, 2014.

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2015 and 2014 were as follows:

	2015		2014
(at December 31, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	Aaa/Aa1	$2,053	Aaa/Aa1

Obligations of states, municipalities and political subdivisions:
Local general obligation	13,318	Aaa/Aa1	13,005	Aaa/Aa1
Revenue	9,960	Aaa/Aa1	10,404	Aaa/Aa1
State general obligation	2,073	Aa1	2,603	Aa1
Pre-refunded	6,060	Aa1	7,561	Aa1

Total obligations of states, municipalities and political subdivisions	31,411		33,573

Debt securities issued by foreign governments	1,873	Aaa/Aa1	2,368	Aaa/Aa1

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	Aa3	2,213	Aa3

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	2,637	A1	2,567	A1
Insurance	623	A1	636	A1
Finance/leasing	42	Ba2	72	Baa2
Brokerage and asset management	34	A1	34	A1

Total financial	3,336		3,309
Industrial	14,151	A3	14,180	A3
Public utility	2,311	A3	2,320	A2
Canadian municipal securities	1,085	Aa1	1,194	Aa1
Sovereign corporate securities(2)	696	Aaa	725	Aaa
Commercial mortgage-backed securities and project loans(3)	865	Aaa	715	Aaa
Asset-backed and other	755	Aa2	824	Aa3

Total all other corporate bonds and redeemable preferred stock	23,199		23,267

Total fixed maturities	$60,658	Aa2	$63,474	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2015 and 2014 were $295 million and $189 million of securities guaranteed by the U.S. government, respectively, and $8 million and $13 million of securities guaranteed by government sponsored enterprises, respectively.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2015, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$25,865	42.7%
Aa	17,226	28.4
A	8,998	14.8
Baa	6,858	11.3

Total investment grade	58,947	97.2
Below investment grade	1,711	2.8

Total fixed maturities	$60,658	100.0%

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2015, in millions)	Amortized Cost	Fair Value
Due in one year or less	$6,240	$6,324
Due after 1 year through 2 years	5,290	5,452
Due after 2 years through 3 years	4,267	4,426
Due after 3 years through 4 years	3,868	4,007
Due after 4 years through 5 years	3,316	3,411
Due after 5 years through 10 years	16,008	16,260
Due after 10 years	18,026	18,797

	57,015	58,677
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	1,981

Total	$58,878	$60,658

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2015 and 2014 included $31.41 billion and $33.57 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2015 and 2014 were $6.06 billion and $7.56 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company's holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

        The following table shows the geographic distribution of the $25.35 billion of municipal bonds at December 31, 2015 that were not pre-refunded.

(at December 31, 2015, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$139	$2,519	$1,077	$3,735	Aaa/Aa1
Virginia	120	789	914	1,823	Aaa/Aa1
Washington	119	1,029	568	1,716	Aa1
California	41	790	458	1,289	Aa1
Minnesota	151	871	98	1,120	Aaa/Aa1
North Carolina	78	660	297	1,035	Aaa/Aa1
Massachusetts	45	45	858	948	Aaa/Aa1
Maryland	129	535	204	868	Aaa/Aa1
Illinois	49	525	259	833	Aa1
Colorado	—	567	233	800	Aa1
Georgia	133	475	144	752	Aaa/Aa1
Arizona	—	410	329	739	Aa1
Wisconsin	175	297	243	715	Aa1
South Carolina	36	476	166	678	Aa1
New Jersey	—	266	375	641	Aaa
Oregon	189	225	220	634	Aa1
All others(2)(3)	669	2,839	3,517	7,025	Aaa/Aa1

Total	$2,073	$13,318	$9,960	$25,351	Aaa/Aa1

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

        The following table displays the funding sources for the $9.96 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2015.

(at December 31, 2015, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$3,722	Aaa/Aa1
Higher education	2,370	Aaa/Aa1
Power and utilities	1,001	Aa2
Transportation	928	Aa1
Special tax	670	Aa1
Lease	115	Aa3
Housing	101	Aaa/Aa1
Healthcare	39	Aa2
Property tax	12	Aa2
Other revenue sources	1,002	Aaa/Aa1

Total	$9,960	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions. Of the insured municipal securities in the Company's investment portfolio at December 31, 2015, approximately 97% were rated at "A3" or above, and approximately 88% were rated at "Aa3" or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2015. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2015, with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2015.

(at December 31, 2015, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$1,131	Aaa
United Kingdom	669	Aaa/Aa1
All Others(2)(3)	73	A2

Total	$1,873	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2015 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2015, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Spain	$—	—	$45	A3	$—	—	$36	A3
Ireland	—	—	—	—	—	—	66	A3
Greece	—	—	—	—	—	—	—	—
Italy	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		45		—		102

Eurozone Non-Periphery
Germany	2	Aaa	12	A3	242	Aa1	327	A3
France	100	Aa2	11	A2	3	Aa1	396	A2
Netherlands	—	—	64	A1	107	Aa1	298	A2
Austria	—	—	—	—	2	Aaa/Aa1	—	—
Finland	8	Aaa/Aa1	—	—	3	Aaa/Aa1	—	—
Belgium	—	—	—	—	—	—	154	A3
Luxembourg	—	—	—	—	—	—	85	A2

Subtotal	110		87		357		1,260

Total	$110		$132		$357		$1,362

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $379 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $187 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $129 million to these partnerships. The Company also has $5 million of non-redeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2015 and 2014 included $1.98 billion and $2.21 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations. Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders. In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders. Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders. The Company's investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company's assessment of associated risks. The Company does not purchase residual interests in CMOs. For more information regarding the Company's investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements herein.

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2015 and 2014, the Company's fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $185 million and $252 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was"Ba2" at both December 31, 2015 and 2014. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2015 and 2014, the Company held commercial mortgage-backed securities (including FHA project loans) of $865 million and $715 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities. For more information regarding the Company's investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements herein.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the consolidated financial statements herein for further information about these invested asset classes.

Other Investments

        The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships. Also included in other investments are non-public common and preferred equities and derivatives. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. At December 31, 2015 and 2014, the carrying value of the Company's other investments was $3.45 billion and $3.59 billion, respectively.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2015 and 2014, the Company had $269 million and $296 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2015 and 2014 was $268 million and $228 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2015, 2014 and 2013.

Lloyd's Trust Deposit

        The Company utilizes a Lloyd's trust deposit, whereby owned securities with a fair value of approximately $140 million and $151 million held by a wholly-owned subsidiary at December 31, 2015 and 2014, respectively, were pledged into a Lloyd's trust account to provide a portion of the capital needed to support the Company's obligations at Lloyd's.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other comprehensive income were as follows:

(at December 31, in millions)	2015	2014	2013
Fixed maturities	$1,780	$2,673	$1,760
Equity securities	177	320	257
Other investments	17	15	13

Unrealized investment gains before tax	1,974	3,008	2,030
Tax expense	685	1,042	708

Net unrealized investment gains at end of year	$1,289	$1,966	$1,322

        Net unrealized investment gains at December 31, 2015 decreased from the prior year-end, primarily reflecting the impact of an increase in market interest rates in 2015. Net unrealized investment gains at December 31, 2014 increased over the prior year-end, primarily reflecting the impact of a decrease in market interest rates during 2014.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2015, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	51	17	6	7	81

Total fixed maturities	51	17	6	7	81
Equity securities	3	1	—	—	4

Total	$54	$18	$6	$7	$85

        These unrealized investment losses at December 31, 2015 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2015 and 2014, below investment grade securities comprised 2.8% and 3.0%, respectively, of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2015 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $937 million and a fair value of $855 million, resulting in a net pretax unrealized investment loss of $82 million. These securities in an unrealized loss position represented approximately 1.6% of the total amortized cost and 1.4% of the fair value of the fixed maturity portfolio at December 31, 2015 and accounted for 25.6% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2015.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	1	2
All other corporate bonds	13	15	3
Redeemable preferred stock	—	—	—

Total fixed maturities	13	16	5

Equity securities
Public common stock	37	9	5

Total equity securities	37	9	5

Other investments	2	1	5

Total	$52	$26	$15

        Following are the pretax realized losses on investments sold during the year ended December 31, 2015:

(for the year ended December 31, 2015, in millions)	Loss	Fair Value
Fixed maturities	$14	$1,157
Equity securities	10	36

Total	$24	$1,193

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

        The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the current version of the proprietary and third-party computer models utilized by the Company at December 31, 2015. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.2 billion, or 5% of the Company's common equity at December 31, 2015.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.0	$0.5
1.0% (1-in-100)	$1.2	$0.6
0.4% (1-in-250)	$1.8	$0.9
0.1% (1-in-1,000)	$3.4	$1.5

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	5%	3%
0.4% (1-in-250)	8%	4%
0.1% (1-in-1,000)	15%	7%

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

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2015 and catastrophe reinsurance program at January 1, 2016, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company's reinsurance, see "Item 1—Reinsurance." The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last several years have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. For example, over the last decade hurricane activity has impacted areas further inland than previously experienced, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events or other emerging trends in climate conditions.

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

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2015	2014
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,848	$4,270
Allowance for uncollectible reinsurance	(157)	(203)

Net reinsurance recoverables	3,691	4,067
Mandatory pools and associations	2,015	1,909
Structured settlements	3,204	3,284

Total reinsurance recoverables	$8,910	$9,260

        The $376 million decline in net reinsurance recoverables from December 31, 2014 primarily reflected the impact of cash collections in 2015.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2015 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 11, 2016:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$453	A+	second highest of 16 ratings
Munich Re Group	418	A+	second highest of 16 ratings
Sompo Japan Nipponkoa Group	232	A+	second highest of 16 ratings
Berkshire Hathaway	229	A++	highest of 16 ratings
XL Capital Group	196	A	third highest of 16 ratings

        At December 31, 2015, the Company held $1.10 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group in the foregoing table, see note 16 of notes to the consolidated financial statements herein.

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2015 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 11, 2016:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group(1)	$910	B++	fifth highest of 16 ratings
MetLife Group(2)	408	A+	second highest of 16 ratings
Genworth Financial Group	400	B++	fifth highest of 16 ratings
John Hancock Group	321	A+	second highest of 16 ratings
Symetra Financial Corporation(3)	226	A	third highest of 16 ratings

(1)
Fidelity & Guaranty Life (FGL) has entered into a definitive merger agreement with Anbang Insurance Group Co., Ltd. whereby Anbang will acquire all of the outstanding shares of FGL. The transaction is expected to close in the second quarter of 2016. A.M. Best's ratings of FGL were placed under review with developing implications following the announcement of the merger agreement. The Company does not have any structured settlements with Anbang.

(2)
MetLife Inc. has announced a plan to pursue the separation of a substantial portion of its U.S. Retail segment. MetLife is currently evaluating structural alternatives for such a separation, including a public offering of shares in an independent, publicly-traded company, a spin-off, or a sale. A.M. Best's ratings of MetLife Inc. and its subsidiaries were placed under review with developing implications following the announcement of this plan.

(3)
Symetra Financial Corporation became a wholly-owned subsidiary of Sumitomo Life Insurance Company on February 1, 2016 upon the closing of a previously announced merger agreement. A.M. Best's ratings of Symetra were unchanged following the completion of the merger. The Company does not have any structured settlements with Sumitomo Life.

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

        Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards. In the Business and International Insurance segment, the Company expects that domestic renewal premium changes during 2016 will remain positive but will be slightly lower than the levels attained in 2015. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd's, international renewal premium changes during 2016 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in 2015. In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during 2016 will remain positive, but will be slightly lower than the levels attained in 2015. With respect to surety business, within the Bond & Specialty Insurance segment, the Company expects that net written premium volume during 2016 will be slightly higher than the levels attained in 2015. In the Personal Insurance segment, the Company expects that Agency Auto renewal premium changes during 2016 will remain positive and will be slightly higher than the levels attained in 2015, and Agency Homeowners and Other renewal premium changes during 2016 will remain positive, but will be lower than the levels attained in 2015. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        Property and casualty insurance market conditions are expected to remain competitive in 2016 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as "comparative raters," has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business. The Company expects that its Quantum Auto 2.0 product in the Personal Insurance segment's Agency

Automobile line of business will continue to increase new business premiums during 2016 compared with the levels attained in 2015, although at a lower rate of increase than in recent periods. The Company also expects that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment's Agency Automobile line of business will continue to increase during 2016 compared with the number of policies in force at December 31, 2015. Policies in force in the Personal Insurance segment's Homeowners and Other line of business are also expected to increase in 2016 compared with the number of policies in force at December 31, 2015. In each of the Company's business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of a higher mix of new business versus renewal business may negatively impact the combined ratio in the short-term.

        General uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment, geopolitical instability, slow growth and economic uncertainty in the United States and in various parts of the world, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates has added to the uncertainty regarding economic conditions generally. If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums in 2016, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in a number of periods during the past decade, which adversely impacted its results of operations. The Company's results of operations could be adversely impacted if significant catastrophe and other weather-related losses were to occur.

        For the last several years, the Company's results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience in all of the Company's segments. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

        It is possible that the steps taken by the federal government in recent years, particularly by the Federal Reserve, to stabilize financial markets and improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company's loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. For a further discussion, see "Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected" herein.

        In Business and International Insurance, the Company expects underlying underwriting margins in 2016 will be broadly consistent with those in 2015, reflecting lower (and more normalized) levels of what the Company defines as large losses and non-catastrophe weather-related losses.

        In Bond & Specialty Insurance, the Company expects underlying underwriting margins in 2016 will be broadly consistent with those in 2015.

        In Personal Insurance, the Company expects underlying underwriting margins in 2016 will be lower than in 2015. In Agency Automobile, the Company expects underlying underwriting margins in 2016 will be slightly lower than in 2015, reflecting a higher mix of new business versus renewal business. In Agency Homeowners and Other, the Company expects underlying underwriting margins in 2016 will be lower than in 2015, reflecting higher (and more normalized) levels of loss activity. Also in Personal Insurance, the Company's direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

        Consolidation within the insurance industry, including among insurance companies, reinsurance companies and brokers and independent insurance agencies, could alter the competitive environment in which the Company operates, positively or negatively, which may impact the Company's premium volume, the rate it can charge for its products, and the terms on which its products are offered.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at December 31, 2015. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. At December 31, 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Interest rates remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, in 2016, result in approximately $25 million to $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding periods of 2015. Net investment income from the non-fixed maturity investment portfolio in 2015 was lower than in 2014. Particularly given the recent levels of market volatility, there is more than the usual uncertainty as to the impact of future market conditions on net investment income from the non-fixed maturity investment portfolio in 2016. If general economic conditions and/or investment market conditions deteriorate during 2016, the Company could experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

        The Company had a net pretax unrealized investment gain of $1.78 billion ($1.16 billion after-tax) in its fixed maturity investment portfolio at December 31, 2015. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

        For further discussion of the Company's investment portfolio, see "Investment Portfolio" herein. For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Part I—Item 1A—Risk Factors" herein. For a discussion of the risks to the Company's investments from foreign currency exchange rate fluctuations, see the risk factor entitled "We are subject to a number of risks associated with our business outside the United States" included in "Part I—Item 1A—Risk Factors" herein and see "Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk" herein.

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company's common share repurchases in 2015, see "Liquidity and Capital Resources" herein. As a result of the Company's business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd's), the Republic of Ireland and Brazil, the Company's capital is also subject to the effects of changes in foreign currency exchange rates. For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders' equity. For additional discussion of the Company's foreign exchange market risk exposure, see "Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk" herein.

        Many of the statements in this "Outlook" section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company's control. Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See "—Forward-Looking Statements." For a discussion of potential risks and uncertainties that could impact the Company's results of operations or financial position, see "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" herein.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

        Operating Company Liquidity.    The liquidity requirements of the Company's insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries' liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the insurance subsidiaries' future liquidity needs will be adequately met from all of the sources described above. Subject to restrictions imposed by states in which the Company's insurance subsidiaries are domiciled, the Company's principal insurance subsidiaries pay dividends to their respective parent companies, which in turn pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company's insurance subsidiaries, see "Part I—Item 1—Regulation" herein.

        Holding Company Liquidity.    TRV's liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At December 31, 2015, TRV held total cash and short-term invested assets in the United States aggregating $1.63 billion and having a weighted average maturity of 66 days. It is the opinion of the Company's management that these assets, which are in excess of TRV's target level, comprising TRV's estimated annual pretax interest expense and common shareholders dividends, and currently totals approximately $1.1 billion, are sufficient to meet TRV's current liquidity requirements.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $383 million of the Company's foreign operations' undistributed earnings as of December 31, 2015, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2015.

        TRV has a shelf registration statement filed with the Securities and Exchange Commission which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018. This line of credit also supports TRV's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2015. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $197 million, to provide a portion of the capital needed to support its obligations at Lloyd's at December 31, 2015. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

        On June 20, 2016, the Company's $400 million, 6.25% senior notes will mature. The Company may refinance this maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

        Net cash flows provided by operating activities were $3.43 billion, $3.69 billion and $3.82 billion in 2015, 2014 and 2013, respectively. Cash flows in 2015 reflected a higher level of losses and loss adjustment expenses paid as a result of the Company's $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements herein and a lower level of net investment income, partially offset by a higher level of collected premiums and a lower contribution to the Company's qualified domestic pension plan. Cash flows in 2014 primarily reflected higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commission expenses, as well as higher income tax payments, partially offset by higher levels of collected premiums. These increases included the impact of the Company's acquisition of Dominion. Cash flows in 2013 primarily reflected a decrease in losses paid related to catastrophes and a higher level of collected premiums, partially offset by an increase in income tax payments. In 2015 and 2014, the Company voluntarily made contributions totaling $100 million and $200 million, respectively, to its qualified domestic pension plan. In 2013, the Company made no contributions to its qualified domestic pension plan. The qualified domestic pension plan was 96% funded at both December 31, 2015 and 2014.

Investing Activities

        Net cash provided by investing activities was $317 million in 2015, compared with net cash flows provided by investing activities of $206 million in 2014 and net cash flows used in investing activities of $910 million in 2013. The 2013 total included $997 million related to the Company's acquisition of Dominion (net of cash acquired). The Company's consolidated total investments at December 31, 2015 decreased by $2.79 billion, or 4% from year-end 2014, primarily reflecting a decrease in the unrealized appreciation of investments, common share repurchases, the impact of changes in foreign currency exchange rates and dividends paid to shareholders, partially offset by net cash flows provided by operating activities. The Company's consolidated total investments at December 31, 2014 increased by $101 million, or less than 1% over year-end 2013, primarily reflecting the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments, largely offset by common share repurchases and dividends paid to shareholders.

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

Financing Activities

        Net cash flows used in financing activities were $3.73 billion, $3.81 billion and $2.94 billion in 2015, 2014 and 2013, respectively. The totals in each year primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises. The total in 2015 also included the issuance of 4.30% senior notes for net proceeds of $392 million and the payment of the Company's $400 million, 5.50% senior notes at maturity. The total in 2013 also included the issuance of 4.60% senior notes for net proceeds of $494 million and the payment of the Company's $500 million, 5.00% senior notes at maturity. Common share repurchases in 2015, 2014 and 2013 were $3.22 billion, $3.33 billion and $2.46 billion, respectively.

Debt Transactions.

        2015.    On August 25, 2015, the Company issued $400 million aggregate principal amount of 4.30% senior notes that will mature on August 25, 2045. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $392 million. Interest on the senior notes is payable semi-annually in arrears on February 25 and August 25, commencing on February 25, 2016. Prior to February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current rate of a treasury security having a maturity comparable to the remaining term of these senior notes, plus 25 basis points. On or after February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed.

        On December 1, 2015, the Company's $400 million, 5.50% senior notes matured and were fully paid.

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

        Dividends.    Dividends paid to shareholders were $739 million, $729 million and $729 million in 2015, 2014 and 2013, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 21, 2016, the Company announced that its board of directors declared a regular quarterly dividend of $0.61 per share, payable March 31, 2016, to shareholders of record on March 10, 2016.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In April 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2015 and remaining repurchase capacity at December 31, 2015.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2015	5.6	$600	$106.97	$884
June 30, 2015	7.9	800	101.62	5,084
September 30, 2015	7.3	750	102.81	4,334
December 31, 2015	8.8	1,000	113.47	3,334

Total	29.6	$3,150	106.46	3,334

        From the inception of the first authorization on May 2, 2006 through December 31, 2015, the Company has repurchased a cumulative total of 455.5 million shares for a total cost of $27.67 billion, or an average of $60.74 per share.

        In 2015, 2014 and 2013, the Company acquired 0.7 million, 0.7 million and 0.8 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2015 and 2014.

(at December 31, in millions)	2015	2014
Debt:
Short-term	$500	$500
Long-term	5,861	5,861
Net unamortized fair value adjustments and debt issuance costs	(17)	(12)

Total debt	6,344	6,349

Shareholders' equity:
Common stock and retained earnings, less treasury stock	23,755	23,956
Accumulated other comprehensive income (loss)	(157)	880

Total shareholders' equity	23,598	24,836

Total capitalization	$29,942	$31,185

        Total capitalization at December 31, 2015 was $29.94 billion, $1.24 billion lower than at December 31, 2014, primarily reflecting the impact of a decrease in net unrealized appreciation of investments, common share repurchases totaling $3.15 billion under the Company's share repurchase authorization, an increase in net unrealized foreign exchange translation losses and shareholder dividends of $744 million, partially offset by net income of $3.44 billion.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2015	2014
Total capitalization excluding net unrealized gains on investments	$28,653	$29,219
Net unrealized gain on investments, net of taxes	1,289	1,966

Total capitalization	$29,942	$31,185

Debt-to-total capital ratio	21.2%	20.4%

Debt-to-total capital ratio excluding net unrealized gains on investments	22.1%	21.7%

        The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.1% at December 31, 2015 was within the Company's target range of 15% to 25%.

        Credit Agreement.    The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2018. Terms of the credit agreement are discussed in more detail in note 8 of notes to the consolidated financial statements herein.

        Shelf Registration.    The Company has filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

        Share Repurchase Authorization.    At December 31, 2015, the Company had $3.33 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2015, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2015 that are expected to be settled in cash.

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

        The contractual obligations at December 31, 2015 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt
Senior notes	$5,900	$400	$950	$1,000	$3,550
Junior subordinated debentures	361	—	—	—	361

Total debt principal	6,261	400	950	1,000	3,911
Interest	5,365	348	625	510	3,882

Total long-term debt obligations(1)	11,626	748	1,575	1,510	7,793

Operating leases(2)	654	159	241	140	114

Purchase obligations
Information systems administration and maintenance commitments(3)	103	54	36	12	1
Other purchase commitments(4)	144	45	52	26	21

Total purchase obligations	247	99	88	38	22

Long-term unfunded investment commitments(5)	1,711	383	512	554	262

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	46,157	9,540	10,251	5,539	20,827
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	168	37	50	18	63
Reinsurance contracts accounted for as deposits(9)	2	—	2	—	—
Payout from ceded funds withheld(10)	119	4	10	9	96

Total estimated claims and claim-related payments	46,446	9,581	10,313	5,566	20,986

Liabilities related to unrecognized tax benefits(11)	296	—	296	—	—

Total	$60,980	$10,970	$13,025	$7,808	$29,177

(1)
The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017 and at a rate of three-month LIBOR plus 2.215% thereafter. The table above includes interest payments through the scheduled maturity date of March 15, 2037. Interest payments beginning March 15, 2017 through March 15, 2037 were calculated using the three-month LIBOR rate as of December 31, 2015.

See note 8 of notes to the consolidated financial statements herein for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term debt obligations will not agree with the amounts reported in note 8.

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

The Company has entered into reinsurance agreements to manage its exposure to losses and protect its capital as described in note 5 of notes to the consolidated financial statements herein.

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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Reinsurance recoverables	$5,354	$739	$878	$563	$3,174

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Claims and claim adjustment expenses, net	$40,803	$8,801	$9,373	$4,976	$17,653

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2015.

  The amounts reported in the table above and in the table of reinsurance recoverables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company's balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance recoverables have been discounted in the balance sheet. See note 1 of notes to the consolidated financial statements herein.

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

  The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractholder payables/receivables	$4,374	$1,106	$1,231	$653	$1,384
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

(11)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $296 million. Offsetting these liabilities are deferred tax assets of $275 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the state of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's statutory capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.81 billion is available by the end of 2016 for such dividends to the holding company, TRV, without prior approval of the

Connecticut Insurance Department. The Company may choose to accelerate the timing within 2016 and/or increase the amount of dividends from its insurance subsidiaries in 2016, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company's U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company's shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 8 of notes to the consolidated financial statements herein.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        TRV and its two non-insurance holding company subsidiaries received dividends of $3.75 billion, $4.10 billion and $2.90 billion from their U.S. insurance subsidiaries in 2015, 2014 and 2013, respectively.

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

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2016 and does not anticipate having a minimum funding requirement in 2017. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2015, 2014 and 2013, there was no minimum funding requirement for the Qualified Plan. In 2015 and 2014, the Company voluntarily made contributions totaling $100 million and $200 million, respectively, to the Qualified Plan. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional voluntary funding will be made in 2016. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make voluntary pension contributions of approximately $75 million to $100 million annually beginning in 2016.

        Beginning in 2016, the Company will use a full yield-curve approach in the estimation of the service and interest cost components of net periodic benefit costs for its qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans. The full yield curve approach applies the specific spot rates along the yield curve that are used in its determination of the projected benefit obligation at the beginning of the year to the projected cash flows related to service and interest costs. Historically, the Company estimated the service and interest cost components by applying a single weighted-average discount rate derived from this yield curve. This change is being made to better align the projected benefit cash flows and the corresponding yield curve spot rates to provide a better estimate of service and interest cost components of net periodic benefit costs, consistent with the methodology used to estimate the projected benefit obligation for each of the benefit plans.

        This change does not affect the measurement of the Company's total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period. The change will result in a reduction of the service and interest cost components of net periodic benefit costs for 2016 of $6 million and $30 million, respectively. The weighted average discount rates that will be used to measure service and interest cost during 2016 are 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested. Under the Company's prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan. The Company will account for the change in estimation approach as a change in estimate, and accordingly, will recognize the effect prospectively beginning in 2016.

        At December 31, 2015, the Company updated its mortality assumptions for estimating its qualified pension plan liabilities utilizing a new mortality improvement scale issued by the Society of Actuaries in October 2015. The adoption of the new mortality improvement scale decreased the projected benefit obligation by $57 million at December 31, 2015. At December 31, 2014, the Company updated its mortality assumptions for estimating its qualified pension plan liabilities utilizing a new mortality table and related improvement scale issued by the Society of Actuaries in October 2014. The adoption of the new mortality table and related improvement scale increased the projected benefit obligation by $150 million at December 31, 2014.

        The Qualified Plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2016, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, compared with 7.25% in 2015. The expected rate of return reflects the Company's current expectations with regard to long-term returns in the capital markets, taking into account the pension plan's asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements herein.

Risk-Based Capital

        The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2015 significantly above the level at which any RBC regulatory action would occur. Regulators in the jurisdictions in which the Company's foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2015.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 16 of notes to the consolidated financial statements herein. The Company does not expect these arrangements will have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2015			December 31, 2014
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,603	$7,148	$12,751	$5,886	$7,826	$13,712
Commercial property	719	408	1,127	795	496	1,291
Commercial multi-peril	1,890	1,767	3,657	1,849	1,819	3,668
Commercial automobile	2,069	1,259	3,328	2,094	1,249	3,343
Workers' compensation	10,337	8,519	18,856	10,067	8,191	18,258
Fidelity and surety	229	476	705	233	573	806
Personal automobile	1,710	842	2,552	1,737	848	2,585
Homeowners and personal—other	601	399	1,000	578	525	1,103
International and other	2,718	1,578	4,296	3,254	1,804	5,058

Property-casualty	25,876	22,396	48,272	26,493	23,331	49,824
Accident and health	23	—	23	26	—	26

Claims and claim adjustment expense reserves	$25,899	$22,396	$48,295	$26,519	$23,331	$49,850

        The $1.56 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2014 primarily reflected the impact of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements herein, (ii) net favorable prior year reserve development and (iii) changes in foreign currency exchange rates.

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

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $2.36 billion at December 31, 2015) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the

Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

General Discussion

        The process for estimating the liabilities for claims and claim adjustment expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (components) and evaluated by actuaries in their analyses of ultimate claim liabilities. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

        In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. This will result in a range of reasonable estimates for any particular claim liability. The Company uses such range analyses to back test whether previously established estimates for reserves by reporting segments are reasonable, given available information. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management's recorded estimate or lead to a change in the reported estimate.

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

        Most general liability policies are written on an occurrence basis. These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance. The occurrence form, which accounts for much of the reserve development in asbestos and environmental exposures, is also used to provide coverage for construction general liability, including construction defect. Occurrence-based forms of insurance for general liability exposures require substantial projection of loss trends, which can be influenced by a number of factors, including future inflation, judicial interpretations and societal litigation trends (e.g., size of jury awards and propensity of individuals to pursue litigation), among others.

        A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below.

To the extent a material change affecting the ultimate claim liability is known, such change is estimated to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated. Significant structural changes to the available data, product mix or organization can materially impact the reserve estimation process.

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

        Product lines are generally classifiable as either long tail or short tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time to final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty.

        A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR to the total claim liability for the product line. Writing new products with material reporting lags can result in adding several years' worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with estimating the liabilities for claims and claim adjustment expenses for such products. The most extreme example of claim liabilities with long reporting lags are asbestos claims.

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

        The evaluation of data is also subject to distortion from extreme events or structural shifts, sometimes in unanticipated ways. For example, the timing of claims payments in one geographic region may be impacted if claim adjusters are temporarily reassigned from that region to help settle catastrophe claims in another region.

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

        The results of such methodologies are subjected to various reasonability and diagnostic tests, including implied incurred-loss-to-earned-premium ratios, non-zero claim severity trends and paid-to-incurred loss ratios. An actual versus expected analysis is also performed comparing actual loss development to expected development embedded within management's best estimate. Additional analyses may be performed based on the results of these diagnostics, including the investigation of other actuarial methods.

        The methods described above are generally utilized to evaluate management's existing estimate for prior accident periods. For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication. Hence, the initial estimate for an accident year is generally based on an exposure-based method using either expected losses or a loss ratio projection method. The loss ratio method uses the earned premium for the current year multiplied by a projected loss ratio. The projected loss ratio is determined through an analysis of prior periods' experience, using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the stability and consistency of the individual accident year estimates.

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

        Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform as the underlying causes of the trends observed need to be evaluated, which may require the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company's estimated claim liabilities. The final estimate selected by management in a reporting period is based on these various detailed analyses of past data, adjusted to reflect any new actionable information.

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

        In order to provide information on reasonably possible reserving changes by product line, the historical changes in year-end claims and claim adjustment expense reserves over a one-year period are provided for the U.S. product lines. This information is provided for both the Company and the industry for the nine most recent years, and is based on the most recent publicly available data for the reported line(s) that most closely match the individual product line being discussed. These changes were calculated, net of reinsurance, from statutory annual statement data found in Schedule P of those statements, and represent the reported reserve development on the beginning-of-the-year claim liabilities divided by the beginning claim liabilities, all accident years combined, excluding non-defense related claim adjustment expense. Data presented for the Company includes history for the entire Travelers group (U.S. companies only), as required by the statutory reporting instructions promulgated by state regulatory authorities for Schedule P. Comparable data for non-U.S. companies is not available.

General Liability

        General liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the characteristics of claims, including specific coverage provided, the jurisdiction and specific policy provisions such as self-insured retentions, among others. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within five to seven years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade or more for "construction defect" claims).

        While the majority of general liability coverages are written on an "occurrence" basis, certain general liability coverages (such as those covering management liability or professional liability) are typically insured on a "claims-made" basis.

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

        This line is typically the largest source of reserve estimate uncertainty in the United States (excluding assumed reinsurance contracts covering the same risk). Major contributors to this reserve estimate uncertainty include the reporting lag (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential), and the potential for mass claim actions. Claims with longer reporting lags result in greater estimation uncertainty. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential recognition lag (i.e., the lag between writing a type of policy in a certain market and the recognition that such policies have potential mass tort and/or latent claim exposure).

        The amount of reserve estimate uncertainty also varies significantly by component for the general liability product line. The components in this product line with the longest latency, longest reporting lags, largest potential dollars involved and greatest claim settlement complexity are asbestos and environmental. Components that include latency, reporting lag and/or complexity issues, but to a materially lesser extent than asbestos and environmental, include construction defect and other mass tort actions. Many components of general liability are not subject to material latency or claim complexity risks and hence have materially less uncertainty than the previously mentioned components. In general, components with shorter reporting lags, fewer parties involved in settlement negotiations, only one policy potentially triggered per claim, fewer potential settlement dollars, reasonably foreseeable (and stable) potential hazards/claims and no mass tort potential result in much less reserve estimate uncertainty than components without those characteristics.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –8% to –2% (averaging –4%) for the Company, and from –5% to –2% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 22% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was –3% for 2015, –5% for 2014 and –4% for 2013. The 2015 change was primarily concentrated in excess coverages for accident years 2005 through 2013, reflecting a more favorable legal environment than what the Company previously expected. The 2014 change was primarily concentrated in excess coverages for accident years 2008 through 2012, reflecting a more favorable legal environment than what the Company previously expected. The 2013 change was primarily concentrated in excess coverages for accident years 2010 and prior, reflecting a more favorable legal environment than what the Company previously expected.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –25% to –5% (averaging –17%) for the Company, and from –14% to –5% (averaging –8%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

        Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because of weather-related events which, notwithstanding 2013 through 2015 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as the events of September 11, 2001, Hurricane Katrina and Storm Sandy.

        The Company's change in reserve estimate for this product line was –21% for 2015, –18% for 2014 and –17% for 2013. The 2015 change primarily reflected better than expected loss experience related to catastrophe losses for accident years 2011, 2012 and 2014, and non-catastrophe losses for accident years 2013 and 2014. The 2014 change primarily reflected better than expected loss experience for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012. The 2013 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2010 through 2012.

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

        The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to small- to mid-sized accounts, while the customer profile for general liability and commercial property includes larger customers.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –19% to 5% (averaging –3%) for the Company, and from –6% to 0% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was –1% for 2015, 3% for 2014 and 2% for 2013. The 2015 change primarily reflected better than expected loss experience for property coverages related to non-catastrophe losses for accident years 2012 and 2014. The 2014 change primarily reflected higher than expected loss experience for liability coverages for accident years 2010 through 2013. The 2013 change primarily reflected higher than expected loss experience for liability coverages for accident years 2008 through 2011, driven by higher than expected severity and defense costs.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –10% to 7% (averaging –1%) for the Company, and from –3% to 3% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 0% for 2015, –2% for 2014 and 1% for 2013. The 2014 change reflected better than expected loss experience for accident years 2011 and 2012.

Workers' Compensation

        Workers' compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and on-going medical care. Despite the possibility of long payment tails, the reporting lags are generally short, payment obligations are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury, as such claims are subject to greater inflation risk. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

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

  •
  Changes in the use of pharmaceutical drugs, including drugs for pain management

  •
  Degree of patient responsiveness to treatment

General workers' compensation risk factors

  •
  Frequency of reopening claims previously closed

  •
  Mortality trends of injured workers with lifetime benefits and medical treatment

  •
  Changes in statutory benefits

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –2% to 1% (averaging –1%) for the Company, and from –2 to 1% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 39% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –1% for 2015, 0% for 2014 and –1% for 2013. The 2015 change primarily reflected better than expected loss experience for accident years 2006 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –36% to –1% (averaging –14%) for the Company, and from –17% to –1% (averaging –8%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was –30% for 2015, –36% for 2014 and –21% for 2013. The 2015 change was primarily driven by better than expected loss experience in the fidelity and surety product line for accident years 2008 through 2014, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007. The 2014 change reflected better than expected loss experience in the contract surety product line for accident years 2012 and prior. The 2013 change reflected better than expected loss experience in the contract surety product line for accident years 2010 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –5% to 3% (averaging 0%) for the Company, and from –4% to 0% (averaging –2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –4% for 2015, 1% for 2014 and 1% for 2013. The change for 2015 was primarily driven by better than expected loss experience for liability coverages for accident years 2012 through 2014.

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

        The liability portion of the homeowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Personal Lines Other products include personal umbrella policies, among others. See "general liability reserving risk factors," discussed above, for reserving risk factors related to umbrella coverages.

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from –17% to 2% (averaging –11%) for the Company, and from –7% to –2% (averaging –5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was –16% for 2015, –16% for 2014 and –17% for 2013. The 2015 change was primarily driven by better than expected loss experience for liability coverages for accident years 2011 through 2014, and for non-catastrophe weather-related losses and non-weather-related losses for accident year 2014. The 2014 change was primarily driven by better than expected loss experience for non-catastrophe weather-related losses for accident year 2013 and for catastrophe losses for accident years 2011 through 2013. The 2013 change was primarily driven by better than expected loss experience for catastrophe losses incurred in 2012 and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011.

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

        Due to changes in the business mix for this line over time, including the 2013 acquisition of Dominion, the recently incurred claim liabilities are relatively shorter tail (due to both the products and the jurisdictions involved, e.g., Canada, the Republic of Ireland and the United Kingdom), while the older liabilities include some from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct) and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.

        International reserves are generally analyzed by country and general coverage category (e.g., General Liability in Canada, Commercial Property in the United Kingdom, etc.). The business is also generally split by direct versus assumed reinsurance for a given coverage. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the Homeowners, Personal Automobile, Commercial Automobile, General Liability, Commercial Property and Surety discussions above, taking into account differences in the legal environment and differences in terms and conditions. However, statutory coverage differences exist amongst various jurisdictions. For example, in some jurisdictions there are no aggregate policy limits on certain liability coverages.

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

  •
  Changes in foreign currency exchange rates

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

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group, see note 16 of notes to the consolidated financial statements herein.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2015 and 2014. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss and understand any changes in process and their responsiveness to changes occurring in the markets. The Company produces a report monthly that lists all price changes from the previous month in excess of 10%. The Company reviews the report and will challenge any prices deemed not to be representative of fair value. In addition, the Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing reports that contain securities whose valuation did not change from their previous valuation (stale price review). The Company also uses an additional independent pricing service to further test the primary pricing service's valuation of the Company's fixed maturity portfolio. These processes have not highlighted any significant issues with the fair value estimates received from the pricing service.

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

        While the vast majority of the Company's fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $101 million and $92 million at December 31, 2015 and 2014, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $117 million and $140 million at December 31, 2015 and 2014, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Non-Fixed Maturities and Other Investments Not Reported at Fair Value

        See note 4 of notes to the consolidated financial statements herein for a discussion of the determination of fair value of non-fixed maturities and valuation of investments not reported at fair value in the financial statements.

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

        See note 1 of notes to the consolidated financial statements herein for a further discussion of investment impairments.

Goodwill and Other Intangible Assets Impairments

        See note 1 of notes to the consolidated financial statements herein for a discussion of impairments of goodwill and other intangible assets.

OTHER UNCERTAINTIES

        For a discussion of other risks and uncertainties that could impact the Company's results of operations or financial position, see note 16 of notes to the consolidated financial statements and "Item 1A—Risk Factors" herein.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See note 1 of the notes to the consolidated financial statements herein for a discussion of recently issued accounting standards updates.

        The Company is required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). Since 2002 the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system. This initiative resulted in a bilateral convergence program of the FASB and the International Accounting Standards Board (IASB) that is winding down. As a result of this initiative, the FASB has implemented a three-part strategy for seeking greater comparability in accounting standards internationally going forward that is not exclusively based on coordination with the IASB:

  1.
  Developing high-quality GAAP standards;

  2.
  Actively participating in the development of IFRS; and

  3.
  Enhancing relationships and communications with other national standards setters.

        More recently, the SEC is seeking feedback on other alternatives that might be explored in addition to further incorporation of or alignment with IFRS. Allowing U.S. companies to provide voluntary, supplemental IFRS-based financial information—in addition to the required GAAP financial statements—was cited as an example of such an alternative. Under this concept, the IFRS information would not be considered "non-GAAP" information. As a result, U.S. companies would not be required to reconcile the IFRS information with the required GAAP financial statements.

        As the formal bilateral convergence program winds down, the FASB and IASB are expected to complete the projects that address the following significant areas of accounting:

        Accounting for Insurance Contracts:    In February 2014, the FASB discontinued its full insurance project and instead decided to make targeted changes to U.S. GAAP for insurance contracts. The FASB decided to retain the current measurement and presentation of property and casualty insurance contracts in the financial statements and issue new, expanded disclosure requirements that are effective with 2016 year-end reporting.

        Accounting for Financial Instruments:    In 2014, the IASB issued a final financial instruments standard with an effective date of January 1, 2018. The FASB instead addressed the financial instruments project in three phases; recognition and measurement, impairment, and hedge accounting. In January 2016, the FASB issued an accounting standards update to financial instruments guidance for recognition and measurement, including impairment guidance related to equity investments, with an effective date of January 1, 2018. The targeted changes essentially achieved convergence in the major areas of recognition and measurement for equity investments. The FASB has tentatively decided on a different model for impairments of debt financial instruments than the IASB and is expected to issue a final update, Financial Instruments—Credit Losses, in 2016.

        Accounting for Leases:    Both the FASB and IASB have been working on the accounting for leases project. The FASB has concluded that a dual approach for lessee accounting (operating and finance leases) is appropriate and is expected to issue a new standard shortly, while the IASB has issued a standard that uses a single model approach (finance lease). Accordingly these two models will have differences in income statement presentation.

        As a result of these actions, the FASB and IASB will have different insurance, financial instrument and lease accounting standards that could result in the Company having to apply accounting standards for its consolidated financial statements that are different from the accounting standard used for local reporting in foreign jurisdictions.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company's statements about:

  •
  the Company's outlook and its future results of operations and financial condition (including, among other things, premium volume, premium rates, margins, net and operating income, investment income and performance, loss costs, return on equity, and expected current returns and combined ratios);

  •
  share repurchase plans;

  •
  future pension plan contributions;

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

        For a discussion of some of the factors that could cause actual results to differ, see "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2015. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2015 and 2014 was $70.47 billion and $73.26 billion, respectively, of which 86% and 87% was invested in fixed maturity securities, respectively. At December 31, 2015 and 2014, approximately 7.4% and 8.7%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration is primarily managed through cash market transactions and treasury futures transactions. For additional information regarding the Company's investments, see notes 3 and 4 of notes to the consolidated financial statements herein as well as the "Investment Portfolio" and "Outlook" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The primary market risk for all of the Company's debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company's debt see note 8 of notes to the consolidated financial statements herein as well as the "Liquidity and Capital Resources" section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.4% and 5.2% of the total invested assets at December 31, 2015 and 2014, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 2.1% and 2.2% of total invested assets at December 31, 2015 and 2014, respectively. Invested assets denominated in other currencies at December 31, 2015 and 2014 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2015 compared to the year ended December 31, 2014. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

        Included in the Company's fixed maturity, equity security and other investment portfolios are exposures to the energy sector. The Company's fixed maturity portfolio at December 31, 2015 included $1.70 billion of securities issued by companies in the energy sector. Approximately 92% of those fixed maturity investments are rated at investment-grade with an average credit rating of "A2," with integrated oil and gas companies representing the largest single industry. The Company's equity securities portfolio at December 31, 2015 included $274 million of holdings directly related to the energy sector, with the majority of holdings concentrated in the energy infrastructure sector. Included in other investments at December 31, 2015 were energy-focused private equity funds totaling $330 million, which are diversified across 52 separate private equity funds. The energy sector has been under pressure due to the lower price of oil. A prolonged downturn in the energy sector could impact the value of the Company's investment portfolio, reduce net investment income and could result in realized and/or unrealized investment losses on these holdings.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2015 and 2014.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2015 and 2014 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.00 billion and $1.77 billion based on a 100 basis point increase in interest rates at December 31, 2015 and 2014, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $522 million and $635 million at December 31, 2015 and 2014, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 11, 2016

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2015	2014	2013
Revenues
Premiums	$23,874	$23,713	$22,637
Net investment income	2,379	2,787	2,716
Fee income	445	438	395
Net realized investment gains(1)	3	79	166
Other revenues	99	145	277

Total revenues	26,800	27,162	26,191

Claims and expenses
Claims and claim adjustment expenses	13,723	13,870	13,307
Amortization of deferred acquisition costs	3,885	3,882	3,821
General and administrative expenses	4,079	3,952	3,757
Interest expense	373	369	361

Total claims and expenses	22,060	22,073	21,246

Income before income taxes	4,740	5,089	4,945
Income tax expense	1,301	1,397	1,272

Net income	$3,439	$3,692	$3,673

Net income per share
Basic	$10.99	$10.82	$9.84

Diluted	$10.88	$10.70	$9.74

Weighted average number of common shares outstanding
Basic	310.6	338.8	370.3

Diluted	313.9	342.5	374.3

Cash dividends declared per common share	$2.38	$2.15	$1.96

(1)
Total other-than-temporary impairment (OTTI) losses were $(54) million, $(22) million and $(10) million for the years ended December 31, 2015, 2014 and 2013, respectively. Of total OTTI, credit losses of $(52) million, $(26) million and $(15) million for the years ended December 31, 2015, 2014 and 2013, respectively, were recognized in net realized investment gains. In addition, unrealized gains (losses) from other changes in total OTTI of $(2) million, $4 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2015	2014	2013
Net income	$3,439	$3,692	$3,673

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,020)	976	(2,734)
Having credit losses recognized in the consolidated statement of income	(14)	2	3
Net changes in benefit plan assets and obligations	66	(494)	647
Net changes in unrealized foreign currency translation	(461)	(289)	(112)

Other comprehensive income (loss) before income taxes	(1,429)	195	(2,196)
Income tax expense (benefit)	(392)	125	(770)

Other comprehensive income (loss), net of taxes	(1,037)	70	(1,426)

Comprehensive income	$2,402	$3,762	$2,247

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2015	2014
Assets
Fixed maturities, available for sale, at fair value (amortized cost $58,878 and $60,801)	$60,658	$63,474
Equity securities, available for sale, at fair value (cost $528 and $579)	705	899
Real estate investments	989	938
Short-term securities	4,671	4,364
Other investments	3,447	3,586

Total investments	70,470	73,261

Cash	380	374
Investment income accrued	642	685
Premiums receivable	6,437	6,298
Reinsurance recoverables	8,910	9,260
Ceded unearned premiums	656	678
Deferred acquisition costs	1,849	1,835
Deferred taxes	296	33
Contractholder receivables	4,374	4,362
Goodwill	3,573	3,611
Other intangible assets	279	304
Other assets	2,318	2,377

Total assets	$100,184	$103,078

Liabilities
Claims and claim adjustment expense reserves	$48,295	$49,850
Unearned premium reserves	11,971	11,839
Contractholder payables	4,374	4,362
Payables for reinsurance premiums	296	336
Debt	6,344	6,349
Other liabilities	5,306	5,506

Total liabilities	76,586	78,242

Shareholders' equity
Common stock (1,750.0 shares authorized; 295.9 and 322.2 shares issued and outstanding)	22,172	21,843
Retained earnings	29,945	27,251
Accumulated other comprehensive income (loss)	(157)	880
Treasury stock, at cost (467.6 and 437.3 shares)	(28,362)	(25,138)

Total shareholders' equity	23,598	24,836

Total liabilities and shareholders' equity	$100,184	$103,078

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2015	2014	2013
Common stock
Balance, beginning of year	$21,843	$21,500	$21,161
Employee share-based compensation	133	149	158
Compensation amortization under share-based plans and other changes	196	194	181

Balance, end of year	22,172	21,843	21,500

Retained earnings
Balance, beginning of year	27,251	24,291	21,352
Net income	3,439	3,692	3,673
Dividends	(744)	(735)	(734)
Other	(1)	3	—

Balance, end of year	29,945	27,251	24,291

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	880	810	2,236
Other comprehensive income (loss)	(1,037)	70	(1,426)

Balance, end of year	(157)	880	810

Treasury stock, at cost
Balance, beginning of year	(25,138)	(21,805)	(19,344)
Treasury stock acquired—share repurchase authorization	(3,150)	(3,275)	(2,400)
Net shares acquired related to employee share-based compensation plans	(74)	(58)	(61)

Balance, end of year	(28,362)	(25,138)	(21,805)

Total shareholders' equity	$23,598	$24,836	$24,796

Common shares outstanding
Balance, beginning of year	322.2	353.5	377.4
Treasury stock acquired—share repurchase authorization	(29.6)	(35.1)	(28.4)
Net shares issued under employee share-based compensation plans	3.3	3.8	4.5

Balance, end of year	295.9	322.2	353.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2015	2014	2013
Cash flows from operating activities
Net income	$3,439	$3,692	$3,673
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(3)	(79)	(166)
Depreciation and amortization	818	864	867
Deferred federal income tax expense	117	121	167
Amortization of deferred acquisition costs	3,885	3,882	3,821
Equity in income from other investments	(218)	(486)	(357)
Premiums receivable	(185)	(207)	54
Reinsurance recoverables	272	400	1,284
Deferred acquisition costs	(3,920)	(3,926)	(3,759)
Claims and claim adjustment expense reserves	(1,075)	(704)	(2,057)
Unearned premium reserves	248	73	27
Other	56	63	262

Net cash provided by operating activities	3,434	3,693	3,816

Cash flows from investing activities
Proceeds from maturities of fixed maturities	11,116	10,894	7,904
Proceeds from sales of investments:
Fixed maturities	1,950	1,049	1,635
Equity securities	59	158	86
Real estate investments	31	15	18
Other investments	713	855	762
Purchases of investments:
Fixed maturities	(12,090)	(11,325)	(9,467)
Equity securities	(49)	(52)	(57)
Real estate investments	(123)	(48)	(107)
Other investments	(534)	(554)	(446)
Net sales (purchases) of short-term securities	(326)	(498)	111
Securities transactions in the course of settlement	(113)	82	21
Acquisitions, net of cash acquired	(13)	(12)	(997)
Other	(304)	(358)	(373)

Net cash provided by (used in) investing activities	317	206	(910)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(3,150)	(3,275)	(2,400)
Treasury stock acquired—net employee share-based compensation	(74)	(57)	(61)
Dividends paid to shareholders	(739)	(729)	(729)
Payment of debt	(400)	—	(500)
Issuance of debt	392	—	494
Issuance of common stock-employee share options	183	195	206
Excess tax benefits from share-based payment arrangements	55	57	51

Net cash used in financing activities	(3,733)	(3,809)	(2,939)

Effect of exchange rate changes on cash	(12)	(10)	(3)

Net increase (decrease) in cash	6	80	(36)
Cash at beginning of year	374	294	330

Cash at end of year	$380	$374	$294

Supplemental disclosure of cash flow information
Income taxes paid	$1,207	$1,147	$1,057
Interest paid	$365	$365	$355

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2014 and 2013 financial statements to conform to the 2015 presentation. All material intercompany transactions and balances have been eliminated.

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

Adoption of Accounting Standards

Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

        In April 2014, the Financial Accounting Standards Board (FASB) issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance was effective for the quarter ending March 31, 2015. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Accounting Standards Not Yet Adopted

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

        In July 2015, the FASB deferred the effective date of the updated guidance by one year. The updated guidance is effective for the quarter ending March 31, 2018. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

        In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance targets in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award.

        The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating the fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation of Financial Statements: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

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

Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

        In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Consolidation: Amendments to the Consolidation Analysis

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

        In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The updated guidance is consistent with the Company's accounting policy and its adoption will not have any effect on the Company's results of operations, financial position or liquidity.

Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments

        In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015. In connection with business combinations which have already been completed, the adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

        In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance is effective for the quarter ending March 31, 2018 and will require recognition of a cumulative effect adjustment at adoption. The Company will not be able to determine the impact that the updated guidance will have on its results of operations until the updated guidance is adopted, but does not currently expect the adoption of this guidance to impact its financial position or liquidity.

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

  Other

        Also included in other investments are non-public common equities, preferred equities and derivatives. Non-public common equities and preferred equities are reported at fair value with changes

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in fair value, net of income taxes, charged or credited directly to other comprehensive income. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

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

        For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments and certain corporate debt), the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company. The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company's assessment of the priority of claims. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months. Included in the present value calculation are

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2015 were as follows:

(at December 31, 2015)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	1% - 33%	3% - 18%	2% - 10%
Percentage of remaining pool liquidated due to defaults	1% - 46%	8% - 62%	22% - 61%
Loss severity	30% - 65%	55% - 120%	70% - 120%

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

        As a result of the reviews performed for the years ended December 31, 2015, 2014 and 2013, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted using a rate of 5% at both December 31, 2015 and 2014. These discounted reserves totaled $2.13 billion and $2.01 billion at December 31, 2015 and 2014, respectively.

        The Company performs a continuing review of its claims and claim adjustment expense reserves, including its reserving techniques and the impact of reinsurance. The reserves are also reviewed regularly by qualified actuaries employed by the Company. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company's results of operations and financial position in such period.

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2015 and 2014, the Company had a liability of $241 million and $245 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $18 million and $15 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 2%, 1% and 1% of total net written premiums for the years ended December 31, 2015, 2014 and 2013, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $57 million and $54 million at December 31, 2015 and 2014, respectively.

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

Nature of Operations

        The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. These segments reflect the manner in which the Company's businesses are currently managed and represent the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. The specific business segments are as follows:

Business and International Insurance

        The Business and International Insurance segment offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States and in Canada, as

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

well as in the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

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

    International also includes results from J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli) and J. Malucelli Latam S.A. in Brazil. The Company owns 49.5% of both JMalucelli, a market leader in surety coverages in Brazil, and J. Malucelli Latam S.A., which in September 2015 acquired a majority interest in JMalucelli Travelers Seguros S.A., a Colombian start-up surety provider. These joint venture investments are accounted for using the equity method and are included in "other investments" on the consolidated balance sheet. Also, as a result of a transaction that was completed in October 2015 with Paraná Banco S.A., the Company's joint venture partner in Brazil, the Company acquired 100% of the common stock of Travelers Participações em Seguros Brasil S.A., which comprises JMalucelli's former property and casualty insurance business other than surety. The Company consolidates this investment in its financial statements and includes Paraná Banco S.A.'s preferred stock interest in "other liabilities."

        Business and International Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business and International Insurance Other.

Bond & Specialty Insurance

        The Bond & Specialty Insurance segment provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors and officers liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies and not-for-profit organizations; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and management liability, professional liability, property, workers' compensation, auto and general liability for financial institutions.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's operating revenues, operating income, net written premiums and total assets by reportable business segments.

(for the year ended December 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$14,521	$2,085	$7,268	$23,874
Net investment income	1,824	223	332	2,379
Fee income	445	—	—	445
Other revenues	23	22	48	93

Total operating revenues(1)	$16,813	$2,330	$7,648	$26,791

Amortization and depreciation	$2,907	$467	$1,322	$4,696
Income tax expense	769	272	402	1,443
Operating income(1)	2,170	633	889	3,692
2014
Premiums	$14,512	$2,076	$7,125	$23,713
Net investment income	2,156	252	379	2,787
Fee income	438	—	—	438
Other revenues	46	19	80	145

Total operating revenues(1)	$17,152	$2,347	$7,584	$27,083

Amortization and depreciation	$2,909	$482	$1,347	$4,738
Income tax expense	798	348	366	1,512
Operating income(1)	2,347	727	824	3,898
2013
Premiums	$13,332	$1,981	$7,324	$22,637
Net investment income	2,087	260	369	2,716
Fee income	395	—	—	395
Other revenues	160	20	103	283

Total operating revenues(1)	$15,974	$2,261	$7,796	$26,031

Amortization and depreciation	$2,751	$473	$1,461	$4,685
Income tax expense	758	227	366	1,351
Operating income(1)	2,404	573	838	3,815

(1)
Operating revenues for reportable business segments exclude net realized investment gains. Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Business and International Insurance:
Domestic:
Select Accounts	$2,716	$2,707	$2,724
Middle Market	6,325	6,108	5,862
National Accounts	1,048	1,047	1,010
First Party	1,564	1,579	1,552
Specialized Distribution	1,111	1,074	1,085

Total Domestic	12,764	12,515	12,233
International	1,819	2,121	1,279

Total Business and International Insurance	14,583	14,636	13,512

Bond & Specialty Insurance	2,081	2,103	2,030

Personal Insurance:
Automobile	3,700	3,390	3,370
Homeowners and Other	3,757	3,775	3,855

Total Personal Insurance	7,457	7,165	7,225

Total consolidated net written premiums	$24,121	$23,904	$22,767

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2015	2014	2013
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers' compensation	$3,868	$3,713	$3,560
Commercial automobile	1,925	1,901	1,904
Commercial property	1,772	1,756	1,698
General liability	1,914	1,852	1,790
Commercial multi-peril	3,132	3,070	3,093
Other	39	42	39

Total Domestic	12,650	12,334	12,084
International	1,871	2,178	1,248

Total Business and International Insurance	14,521	14,512	13,332

Bond & Specialty Insurance:
Fidelity and surety	954	936	913
General liability	955	963	891
Other	176	177	177

Total Bond & Specialty Insurance	2,085	2,076	1,981

Personal Insurance:
Automobile	3,512	3,316	3,431
Homeowners and Other	3,756	3,809	3,893

Total Personal Insurance	7,268	7,125	7,324

Total earned premiums	23,874	23,713	22,637
Net investment income	2,379	2,787	2,716
Fee income	445	438	395
Other revenues	93	145	283

Total operating revenues for reportable segments	26,791	27,083	26,031
Other revenues	6	—	(6)
Net realized investment gains	3	79	166

Total consolidated revenues	$26,800	$27,162	$26,191

Income reconciliation, net of tax
Total operating income for reportable segments	$3,692	$3,898	$3,815
Interest Expense and Other(1)	(255)	(257)	(248)

Total operating income	3,437	3,641	3,567
Net realized investment gains	2	51	106

Total consolidated net income	$3,439	$3,692	$3,673

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $242 million, $240 million and $235 million in 2015, 2014 and 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2015	2014
Asset reconciliation:
Business and International Insurance	$79,692	$82,310
Bond & Specialty Insurance	7,360	7,525
Personal Insurance	12,748	12,798

Total assets for reportable segments	99,800	102,633
Other assets(1)	384	445

Total consolidated assets	$100,184	$103,078

(1)
The primary components of other assets at December 31, 2015 and 2014 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2015	2014	2013
U.S.	$25,112	$25,091	$25,138
Non-U.S.:
Canada	1,202	1,474	529
Other Non-U.S.	486	597	524

Total Non-U.S.	1,688	2,071	1,053

Total revenues	$26,800	$27,162	$26,191

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost
(at December 31, 2015, in millions)		Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,202	$8	$16	$2,194
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,744	577	3	13,318
Revenue	9,492	472	4	9,960
State general obligation	1,978	97	2	2,073
Pre-refunded	5,813	247	—	6,060

Total obligations of states, municipalities and political subdivisions	30,027	1,393	9	31,411
Debt securities issued by foreign governments	1,829	45	1	1,873
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	124	6	1,981
All other corporate bonds	22,854	523	288	23,089
Redeemable preferred stock	103	7	—	110

Total	$58,878	$2,100	$320	$60,658

		Gross Unrealized
	Amortized Cost
(at December 31, 2014, in millions)		Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,022	$36	$5	$2,053
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,366	644	5	13,005
Revenue	9,833	575	4	10,404
State general obligation	2,467	137	1	2,603
Pre-refunded	7,229	332	—	7,561

Total obligations of states, municipalities and political subdivisions	31,895	1,688	10	33,573
Debt securities issued by foreign governments	2,320	48	—	2,368
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	165	4	2,213
All other corporate bonds	22,390	844	99	23,135
Redeemable preferred stock	122	10	—	132

Total	$60,801	$2,791	$118	$63,474

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2015, in millions)	Amortized Cost	Fair Value
Due in one year or less	$6,240	$6,324
Due after 1 year through 5 years	16,741	17,296
Due after 5 years through 10 years	16,008	16,260
Due after 10 years	18,026	18,797

	57,015	58,677
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	1,981

Total	$58,878	$60,658

        Pre-refunded bonds of $6.06 billion and $7.56 billion at December 31, 2015 and 2014, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2015 and 2014 included $1.98 billion and $2.21 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs). Included in the totals at December 31, 2015 and 2014 were $676 million and $872 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.30 billion and $1.34 billion at December 31, 2015 and 2014, respectively. Approximately 48% and 46% of the Company's CMO holdings at December 31, 2015 and 2014, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $683 million and $725 million of non-guaranteed CMO holdings at December 31, 2015 and 2014, respectively, was "Baa2" and "Ba1," respectively. The average credit rating of all of the above securities was "Aa3" at both December 31, 2015 and 2014.

        At December 31, 2015 and 2014, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $865 million and $715 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2015 and 2014, approximately $303 million and $202 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise. The average credit rating of the $562 million and $513 million of non-guaranteed securities at December 31, 2015 and 2014, respectively, was "Aaa" at both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2015 and 2014.

        At December 31, 2015 and 2014, the Company had $269 million and $296 million, respectively, of securities on loan as part of a tri-party lending agreement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from sales of fixed maturities classified as available for sale were $1.95 billion, $1.05 billion and $1.64 billion in 2015, 2014 and 2013, respectively. Gross gains of $95 million, $44 million and $66 million and gross losses of $14 million, $12 million and $25 million were realized on those sales in 2015, 2014 and 2013, respectively.

        At December 31, 2015 and 2014, the Company's insurance subsidiaries had $4.66 billion and $4.78 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $28 million and $39 million at December 31, 2015 and 2014, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $21 million and $22 million at December 31, 2015 and 2014, respectively. In addition, the Company utilized a Lloyd's trust deposit at December 31, 2015 and 2014, whereby owned securities with a fair value of approximately $140 million and $151 million, respectively, held by an insurance subsidiary were pledged into a Lloyd's trust account to support capital requirements for the Company's operations at Lloyd's.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2015, in millions)	Cost	Gains	Losses
Public common stock	$386	$164	$7	$543
Non-redeemable preferred stock	142	26	6	162

Total	$528	$190	$13	$705

		Gross Unrealized
				Fair Value
(at December 31, 2014, in millions)	Cost	Gains	Losses
Public common stock	$400	$295	$4	$691
Non-redeemable preferred stock	179	31	2	208

Total	$579	$326	$6	$899

        Proceeds from sales of equity securities classified as available for sale were $59 million, $158 million and $86 million in 2015, 2014 and 2013, respectively. Gross gains of $16 million, $27 million and $16 million and gross losses of $10 million, $3 million and $1 million were realized on those sales in 2015, 2014 and 2013, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from the sale of real estate investments were $31 million, $15 million and $18 million in 2015, 2014 and 2013, respectively. Gross gains of $4 million, $6 million and $7 million were realized on those sales in 2015, 2014 and 2013, respectively, and there were no gross losses. The Company had no real estate held for sale at December 31, 2015 and 2014. Accumulated depreciation on real estate held for investment purposes was $320 million and $290 million at December 31, 2015 and 2014, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $92 million, $74 million, $61 million, $49 million and $36 million for 2016, 2017, 2018, 2019 and 2020, respectively, and $59 million for 2021 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 67 days to maturity at December 31, 2015. The amortized cost of these securities, which totaled $4.67 billion and $4.36 billion at December 31, 2015 and 2014, respectively, approximated their fair value.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2015 and 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,820	$15	$28	$1	$1,848	$16
Obligations of states, municipalities and political subdivisions	928	7	142	2	1,070	9
Debt securities issued by foreign governments	172	1	—	—	172	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	473	4	57	2	530	6
All other corporate bonds	7,725	197	710	91	8,435	288
Redeemable preferred stock	8	—	—	—	8	—

Total fixed maturities	11,126	224	937	96	12,063	320

Equity securities
Public common stock	48	6	33	1	81	7
Non-redeemable preferred stock	47	3	38	3	85	6

Total equity securities	95	9	71	4	166	13

Total	$11,221	$233	$1,008	$100	$12,229	$333

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$180	$2	$125	$3	$305	$5
Obligations of states, municipalities and political subdivisions	173	1	797	9	970	10
Debt securities issued by foreign governments	50	—	24	—	74	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	68	—	192	4	260	4
All other corporate bonds	2,148	38	2,355	61	4,503	99
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	2,619	41	3,493	77	6,112	118

Equity securities
Public common stock	81	4	1	—	82	4
Non-redeemable preferred stock	44	1	42	1	86	2

Total equity securities	125	5	43	1	168	6

Total	$2,744	$46	$3,536	$78	$6,280	$124

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2015, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	51	17	6	7	81

Total fixed maturities	51	17	6	7	81
Equity securities	3	1	—	—	4

Total	$54	$18	$6	$7	$85

        These unrealized losses at December 31, 2015 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2015	2014	2013
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	1	2
All other corporate bonds	13	15	3
Redeemable preferred stock	—	—	—

Total fixed maturities	13	16	5

Equity securities
Public common stock	37	9	5
Non-redeemable preferred stock	—	—	—

Total equity securities	37	9	5

Other investments	2	1	5

Total	$52	$26	$15

        The following tables present the cumulative amount of and the changes during the reporting period in the credit losses of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

Year ended December 31, 2015 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$40	$—	$—	$(6)	$(2)	$32
All other corporate bonds	59	2	—	(4)	(6)	51

Total fixed maturities	$99	$2	$—	$(10)	$(8)	$83

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Year ended December 31, 2014 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$53	$—	$1	$(5)	$(9)	$40
All other corporate bonds	65	—	3	(6)	(3)	59

Total fixed maturities	$118	$—	$4	$(11)	$(12)	$99

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

        At December 31, 2015 and 2014, other than U.S. Treasury securities, obligations of U.S. government and government agencies and authorities and obligations of the Canadian government, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity.

        Included in fixed maturities are below investment grade securities totaling $1.71 billion and $1.91 billion at December 31, 2015 and 2014, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2015	2014	2013
Gross investment income
Fixed maturities	$2,091	$2,244	$2,310
Equity securities	39	40	31
Short-term securities	12	9	11
Real estate investments	48	44	37
Other investments	230	489	364

Gross investment income	2,420	2,826	2,753
Investment expenses	41	39	37

Net investment income	$2,379	$2,787	$2,716

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2015	2014	2013
Changes in net unrealized investment gains
Fixed maturities	$(893)	$913	$(2,804)
Equity securities	(143)	63	74
Other investments	2	2	(1)

Change in net pretax unrealized gains on investment securities	(1,034)	978	(2,731)
Related tax expense (benefit)	(357)	334	(950)

Change in net unrealized gains on investment securities	(677)	644	(1,781)
Balance, beginning of year	1,966	1,322	3,103

Balance, end of year	$1,289	$1,966	$1,322

Derivative Financial Instruments

        From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio. U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker. At December 31, 2015 and 2014, the Company had $400 million and $350 million notional value of open U.S. Treasury futures contracts, respectively. Net realized investment gains in 2015, 2014 and 2013 included net losses of $5 million, net losses of $1 million and net gains of $115 million, respectively, related to U.S. Treasury futures contracts.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturities. The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over. Net realized investment gains (losses) related to these derivatives in 2015, 2014 and 2013 were not significant.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2015 and 2014. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The pricing service utilized by the Company has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for any market-based inputs that were unavailable due to market conditions. The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss and understand any changes in process and their responsiveness to changes occurring in the markets. In addition, the Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing reports that contain securities whose valuation did not change from their previous valuation (stale price review). The Company also uses an additional independent pricing service to further test the primary pricing service's valuation of the Company's fixed maturity portfolio.

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

        While the vast majority of the Company's fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $101 million and $92 million at December 31, 2015 and 2014, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

(primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $117 million and $140 million at December 31, 2015 and 2014, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include mutual funds and other small holdings. The $18 million and $19 million fair value of these investments at December 31, 2015 and 2014, respectively, was disclosed in Level 1. At December 31, 2015 and 2014, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $38 million and $36 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2015 and 2014 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2015 and 2014, the Company held $2 million and $4 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis. An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	$2,194	$—	$—
Obligations of states, municipalities and political subdivisions	31,411	—	31,398	13
Debt securities issued by foreign governments	1,873	—	1,873	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	—	1,957	24
All other corporate bonds	23,089	—	22,915	174
Redeemable preferred stock	110	3	100	7

Total fixed maturities	60,658	2,197	58,243	218

Equity securities
Public common stock	543	543	—	—
Non-redeemable preferred stock	162	55	107	—

Total equity securities	705	598	107	—

Other investments	56	18	—	38

Total	$61,419	$2,813	$58,350	$256

        During the year ended December 31, 2015, the Company's transfers between Level 1 and Level 2 were not significant.

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

        During the year ended December 31, 2014, the Company's transfers between Level 1 and Level 2 were not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2015 and 2014.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2014	$232	$36	$268
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	1	2	3
Reported in increases (decreases) in other comprehensive income	(4)	1	(3)
Purchases, sales and settlements/maturities:
Purchases	202	1	203
Sales	(7)	(2)	(9)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	21	—	21
Gross transfers out of Level 3	(186)	—	(186)

Balance at December 31, 2015	$218	$38	$256

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(1)	$(1)

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2013	$255	$34	$289
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	3	1	4
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	232	1	233
Sales	(1)	(1)	(2)
Settlements/maturities	(90)	—	(90)
Gross transfers into Level 3	18	—	18
Gross transfers out of Level 3	(183)	—	(183)

Balance at December 31, 2014	$232	$36	$268

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company's financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at December 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,671	$4,671	$1,685	$2,958	$28
Financial liabilities:
Debt	$6,244	$7,180	$—	$7,180	$—
Commercial paper	100	100	—	100	—

(at December 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,364	$4,364	$1,283	$3,042	$39
Financial liabilities:
Debt	$6,249	$7,522	$—	$7,522	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service to estimate fair value for approximately 99% and 98% of short-term securities at December 31, 2015 and 2014, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at December 31, 2015 and 2014. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2015 and 2014.

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

        The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital. In addition to the coverage provided under this treaty, the Company also utilizes catastrophe bonds to protect against certain weather-related and earthquake losses in the Northeastern United States, and a Northeast catastrophe reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in the Business and International Insurance segment (for certain markets) and for the Personal Insurance segment, and several reinsurance treaties specific to its international operations.

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

        Also included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments.

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2015	2014	2013
Written premiums
Direct	$24,939	$24,844	$23,952
Assumed	843	788	705
Ceded	(1,661)	(1,728)	(1,890)

Total net written premiums	$24,121	$23,904	$22,767

Earned premiums
Direct	$24,740	$24,810	$23,891
Assumed	814	743	717
Ceded	(1,680)	(1,840)	(1,971)

Total net earned premiums	$23,874	$23,713	$22,637

Percentage of assumed earned premiums to net earned premiums	3.4%	3.1%	3.2%

Ceded claims and claim adjustment expenses incurred	$1,034	$953	$1,019

        Ceded premiums include the premiums paid for coverage provided by the Company's catastrophe bonds.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2015	2014
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,848	$4,270
Allowance for uncollectible reinsurance	(157)	(203)

Net reinsurance recoverables	3,691	4,067
Mandatory pools and associations	2,015	1,909
Structured settlements	3,204	3,284

Total reinsurance recoverables	$8,910	$9,260

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.

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

Security and the Attorney General of the United States. The annual aggregate industry loss minimum under the program is $120 million for 2016, but will increase over the life of the program to $200 million by December 31, 2020. The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 84% of subject losses in 2016, after an insurer deductible, subject to an annual cap. This reimbursement percentage will decrease over the remaining five-year life of the program to 80% of subject losses by December 31, 2020.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the program is $2.43 billion for 2016. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year. There have been no terrorism-related losses that have triggered program coverage since the program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program. It is also possible that future legislative action could change or eliminate the program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment:

(at December 31, in millions)	2015	2014
Business and International Insurance(1)	$2,439	$2,477
Bond & Specialty Insurance	496	496
Personal Insurance	612	612
Other	26	26

Total	$3,573	$3,611

(1)
Includes goodwill associated with the Company's international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        The following tables present a summary of the Company's other intangible assets by major asset class:

(at December 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization(1)	$210	$148	$62
Not subject to amortization	217	—	217

Total	$427	$148	$279

(at December 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization(1)	$669	$582	$87
Not subject to amortization	217	—	217

Total	$886	$582	$304

(1)
Intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract and customer-related intangibles. At December 31, 2014, the Company had certain customer-related intangibles with a gross carrying amount of $460 million and accumulated amortization of $446 million which became fully amortized during the second quarter of 2015. Fair value adjustments of $5 million and $191 million were recorded in connection with the acquisition of Dominion in 2013 and in connection with the merger of The St. Paul Companies, Inc. and Travelers Property Casualty Corp. in 2004, respectively, and were based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods. Additionally, $5 million of contract-related intangibles were recorded related to operating leases in connection with the acquisition of Dominion in 2013.

        Amortization expense of intangible assets was $26 million, $46 million and $46 million for the years ended December 31, 2015, 2014 and 2013, respectively. Intangible asset amortization expense is estimated to be $11 million in 2016, $9 million in 2017, $8 million in 2018, $6 million in 2019 and $5 million in 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2015	2014
Property-casualty	$48,272	$49,824
Accident and health	23	26

Total	$48,295	$49,850

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2015	2014	2013
Claims and claim adjustment expense reserves at beginning of year	$49,824	$50,865	$50,888
Less reinsurance recoverables on unpaid losses	8,788	9,280	10,254

Net reserves at beginning of year	41,036	41,585	40,634

Estimated claims and claim adjustment expenses for claims arising in the current year	14,412	14,621	14,060
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(897)	(957)	(944)

Total increases	13,515	13,664	13,116

Claims and claim adjustment expense payments for claims arising in:
Current year	5,666	5,828	5,485
Prior years	8,669	8,099	8,477

Total payments	14,335	13,927	13,962

Acquisitions(1)	2	—	1,792
Unrealized foreign exchange (gain) loss	(395)	(286)	5

Net reserves at end of year	39,823	41,036	41,585
Plus reinsurance recoverables on unpaid losses	8,449	8,788	9,280

Claims and claim adjustment expense reserves at end of year	$48,272	$49,824	$50,865

(1)
Amount in 2015 represents acquired net claims and claim adjustment expense reserves of Travelers Participações em Seguros Brasil S.A. at October 1, 2015. Amount in 2013 represents acquired net claims and claim adjustment expense reserves of Dominion at November 1, 2013. Dominion's gross reserves on that date were $2,144 million. Dominion's reinsurance recoverables on unpaid losses on that date were $352 million.

        Gross claims and claim adjustment expense reserves at December 31, 2015 decreased by $1.55 billion from December 31, 2014, primarily reflecting the impact of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16, (ii) net favorable prior year reserve development and (iii) changes in foreign currency exchange rates. Gross claims and claim adjustment expense reserves at December 31, 2014 decreased by $1.04 billion from December 31, 2013, primarily

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

reflecting the impact of (i) net favorable prior year reserve development and (ii) payments related to operations in runoff.

        Reinsurance recoverables on unpaid losses at December 31, 2015 decreased by $339 million from December 31, 2014, primarily reflecting the impact of cash collections in 2015. Reinsurance recoverables on unpaid losses at December 31, 2014 declined by $492 million from December 31, 2013, reflecting the impacts of (i) net favorable prior year reserve development, (ii) cash collections, (iii) commutation agreements, as well as (iv) a slightly lower level of reinsurance purchased in 2014.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2015.

        In 2015, estimated claims and claim adjustment expenses incurred included $897 million of net favorable development for claims arising in prior years, including $941 million of net favorable prior year reserve development impacting the Company's results of operations and $51 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2015 totaled $405 million, primarily driven by better than expected loss experience in (i) the general liability product line (excluding increases to asbestos and environmental reserves discussed below), for both primary and excess coverages for accident years 2005 through 2013, reflecting a more favorable legal environment than the Company previously expected, (ii) the workers' compensation line of business for accident years 2006 and prior, (iii) the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014 and (iv) the Company's operations in Canada and at Lloyd's. These factors contributing to net favorable prior year reserve development in 2015 were partially offset by $224 million and $72 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2015 totaled $258 million, primarily driven by better than expected loss experience in the fidelity and surety product line for accident years 2008 through 2014, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007.

        Personal Insurance.    Net favorable prior year reserve development in 2015 totaled $278 million, primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses and non-weather-related losses for accident year 2014 and (ii) the Automobile product line for liability coverages for accident years 2012 through 2014.

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

        Business and International Insurance.    Net favorable prior year reserve development in 2014 totaled $322 million, primarily driven by (i) better than expected loss experience in the general liability product line (excluding increases to asbestos and environmental reserves discussed below), primarily related to excess coverages for accident years 2008 through 2012, reflecting a more favorable legal environment than the Company previously expected, (ii) a $162 million benefit resulting from better than expected loss experience related to, and the commutation of reinsurance treaties associated with, a workers' compensation reinsurance pool for accident years 1996 and prior, (iii) better than expected loss experience in the property product line for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012 and (iv) better than expected loss experience in the commercial auto product line for accident years 2011 and 2012. These factors contributing to net favorable prior year reserve development in 2014 were partially offset by (i) $250 million and $87 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, (ii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision in the third quarter of 2014 related to a legal matter, which is discussed in more detail in the "Settlement of Asbestos Direct Action Litigation" section of note 16 and (iii) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2014 totaled $450 million, primarily driven by better than expected loss experience in the contract surety product line for accident years 2012 and prior.

        Personal Insurance.    Net favorable prior year reserve development in 2014 totaled $169 million, primarily driven by better than expected loss experience in the Homeowners and Other product line for non-catastrophe weather-related losses for accident year 2013 and catastrophe losses for accident years 2011 through 2013.

2013.

        In 2013, estimated claims and claim adjustment expenses incurred included $944 million of net favorable development for claims arising in prior years, including $840 million of net favorable prior year reserve development impacting the Company's results of operations and $48 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2013 totaled $399 million, primarily driven by better than expected loss experience in (i) the general liability product line for excess coverages for accident years 2012 and prior (excluding increases to asbestos and environmental reserves discussed below), reflecting a more favorable legal environment than the Company previously expected, (ii) the property product line related to both catastrophe and non-catastrophe losses for accident years 2010 through 2012, (iii) the workers' compensation line of business (which was largely offset by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers' compensation) and (iv) the surety line of business in Canada and the marine line of business

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

in the Company's operations at Lloyd's. These factors contributing to net favorable prior year reserve development in 2013 were partially offset by $190 million and $65 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below and by higher than expected loss experience in the public and product liability line of business in the United Kingdom.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2013 totaled $232 million, primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 and prior.

        Personal Insurance.    Net favorable prior year reserve development in 2013 totaled $209 million, primarily driven by better than expected loss experience in the Homeowners and Other product line for catastrophe losses incurred in 2012, and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011.

Asbestos and Environmental Reserves

        At December 31, 2015 and 2014, the Company's claims and claim adjustment expense reserves included $2.17 billion and $2.70 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, both the number of policyholders tendering asbestos claims for the first time and the number of policyholders with open asbestos claims declined when compared with 2014. Gross asbestos payments in this category were essentially unchanged when compared with 2014, while net asbestos-related payments increased in 2015 due to significant reinsurance billings relating to one policyholder in 2014. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

        The completion of these reviews and analyses in 2015, 2014 and 2013 resulted in $224 million, $250 million and $190 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated. In addition, the reserve increase in 2013 also reflected higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2015, 2014 and 2013 were $770 million, $242 million and $218 million, respectively. Net payments in 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 16. Approximately 69%, 8% and 1% of total net paid losses in 2015, 2014 and 2013, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        Environmental Reserves.    In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage and relevant judicial interpretations. In addition, the Company considers the many variables presented, such as: the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

nature of the alleged activities of the policyholder at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of the alleged environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial methods are not used to estimate these reserves.

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result of these factors, in 2015, 2014 and 2013, the Company increased its net environmental reserves by $72 million, $87 million and $65 million, respectively.

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical, radiological, cyber-attacks, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2015	2014
Short-term:
Commercial paper	$100	$100
6.25% Senior notes due June 20, 2016	400	—
5.50% Senior notes due December 1, 2015	—	400

Total short-term debt	500	500

Long-term:
6.25% Senior notes due June 20, 2016	—	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	—
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	107	107

Total long-term debt	5,861	5,861

Total debt principal	6,361	6,361
Unamortized fair value adjustment	49	50
Unamortized debt issuance costs	(66)	(62)

Total debt	$6,344	$6,349

        2015 Debt Issuance.    On August 25, 2015, the Company issued $400 million aggregate principal amount of 4.30% senior notes that will mature on August 25, 2045. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $392 million. Interest on the senior notes is payable semi-annually in arrears on February 25 and August 25, commencing on February 25, 2016. Prior to February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current rate of a treasury security having a maturity comparable to the remaining term of these senior notes, plus 25 basis points. On or after February 25,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed.

        2015 Debt Repayment.    On December 1, 2015, the Company's $400 million, 5.50% senior notes matured and were fully paid.

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

        2013 Debt Repayment.    On March 15, 2013, the Company's $500 million, 5.00% senior notes matured and were fully paid.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 7, 2018. (See "Credit Agreement" discussion that follows.) Interest rates on commercial paper issued in 2015 ranged from 0.09% to 0.30%, and in 2014 ranged from 0.08% to 0.15%.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million for each of the years ended December 31, 2015 and 2014.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2015	2014
Subordinated debentures	7.625%	Dec. 2027	$15	$16	6.147%
	8.500%	Dec. 2045	15	15	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$49	$50

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

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2016, $400 million; 2017, $450 million; 2018, $500 million; 2019, $500 million; and 2020, $500 million.

Credit Agreement

        The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders' equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $13.73 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2015, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's credit ratings. At December 31, 2015, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement. This credit agreement also supports the Company's commercial paper program.

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

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In April 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2015 and remaining repurchase capacity at December 31, 2015.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2015	5.6	$600	$106.97	$884
June 30, 2015	7.9	800	101.62	5,084
September 30, 2015	7.3	750	102.81	4,334
December 31, 2015	8.8	1,000	113.47	3,334

Total	29.6	$3,150	106.46	3,334

        The Company's Amended and Restated 2004 Stock Incentive Plan and the 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2015 and 2014, the Company acquired $74 million and $58 million, respectively, of its common stock under this plan.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $3.81 billion is available by the end of 2016 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2016 and/or increase the amount of dividends

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

from its insurance subsidiaries in 2016, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

        TRV and its two non-insurance holding company subsidiaries received dividends of $3.75 billion, $4.10 billion and $2.90 billion from their U.S. insurance subsidiaries in 2015, 2014 and 2013, respectively.

        For the years ended December 31, 2015, 2014 and 2013, TRV declared cash dividends per common share of $2.38, $2.15 and $1.96, respectively, and paid cash dividends of $739 million, $729 million and $729 milllion, respectively.

Statutory Net Income and Statutory Capital and Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $3.80 billion, $3.97 billion and $4.18 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus of the Company's domestic and international insurance subsidiaries was $20.57 billion and $21.05 billion at December 31, 2015 and 2014, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2015, 2014 and 2013.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$2,908	$195	$(857)	$(10)	$2,236

Other comprehensive income (loss) (OCI) before reclassifications	(1,740)	(2)	358	(79)	(1,463)
Amounts reclassified from AOCI	(43)	4	68	8	37

Net OCI, current period	(1,783)	2	426	(71)	(1,426)

Balance, December 31, 2013	1,125	197	(431)	(81)	810

OCI before reclassifications	667	(2)	(363)	(250)	52
Amounts reclassified from AOCI	(24)	3	39	—	18

Net OCI, current period	643	1	(324)	(250)	70

Balance, December 31, 2014	1,768	198	(755)	(331)	880

OCI before reclassifications	(641)	(11)	(18)	(419)	(1,089)
Amounts reclassified from AOCI	(27)	2	60	17	52

Net OCI, current period	(668)	(9)	42	(402)	(1,037)

Balance, December 31, 2015	$1,100	$189	$(713)	$(733)	$(157)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax components of the Company's other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2015	2014	2013
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,020)	$976	$(2,734)
Income tax expense (benefit)	(352)	333	(951)

Net of taxes	(668)	643	(1,783)

Having credit losses recognized in the consolidated statement of income	(14)	2	3
Income tax expense (benefit)	(5)	1	1

Net of taxes	(9)	1	2

Net changes in benefit plan assets and obligations	66	(494)	647
Income tax expense (benefit)	24	(170)	221

Net of taxes	42	(324)	426

Net changes in unrealized foreign currency translation	(461)	(289)	(112)
Income tax benefit	(59)	(39)	(41)

Net of taxes	(402)	(250)	(71)

Total other comprehensive income (loss)	(1,429)	195	(2,196)
Total income tax expense (benefit)	(392)	125	(770)

Total other comprehensive income (loss), net of taxes	$(1,037)	$70	$(1,426)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax and related income tax (expense) benefit components of the amounts reclassified from the Company's AOCI to the Company's consolidated statement of income.

(for the year ended December 31, in millions)	2015	2014	2013
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income(1)	$(42)	$(36)	$(66)
Income tax expense(2)	(15)	(12)	(23)

Net of taxes	(27)	(24)	(43)

Having credit losses recognized in the consolidated statement of income(1)	2	4	5
Income tax benefit(2)	—	1	1

Net of taxes	2	3	4

Reclassification adjustment related to benefit plan assets and obligations(3)	93	60	105
Income tax benefit(2)	33	21	37

Net of taxes	60	39	68

Reclassification adjustment related to foreign currency translation(1)	26	—	8
Income tax benefit(2)	9	—	—

Net of taxes	17	—	8

Total reclassifications	79	28	52
Total income tax benefit	27	10	15

Total reclassifications, net of taxes	$52	$18	$37

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2015	2014	2013
Basic and Diluted
Net income, as reported	$3,439	$3,692	$3,673
Participating share-based awards—allocated income	(25)	(27)	(27)

Net income available to common shareholders—basic and diluted	$3,414	$3,665	$3,646

Common Shares
Basic
Weighted average shares outstanding	310.6	338.8	370.3

Diluted
Weighted average shares outstanding	310.6	338.8	370.3
Weighted average effects of dilutive securities:
Stock options and performance shares	3.3	3.7	4.0

Total	313.9	342.5	374.3

Net income Per Common Share
Basic	$10.99	$10.82	$9.84

Diluted	$10.88	$10.70	$9.74

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

(for the year ended December 31, in millions)	2015	2014	2013
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$1,144	$1,216	$1,059
Foreign	29	28	30
State	9	10	6

Total current tax expense	1,182	1,254	1,095

Deferred expense:
Federal	117	121	167
Foreign	2	22	10

Total deferred tax expense	119	143	177

Total income tax expense included in the consolidated statement of income	1,301	1,397	1,272
Composition of income tax expense (benefit) included in shareholders' equity
Expense (benefit) relating to share-based compensation, the changes in unrealized gain on investments, unrealized loss on foreign exchange and other items in other comprehensive income	(448)	68	(822)

Total income tax expense included in the consolidated financial statements	$853	$1,465	$450

(for the year ended December 31, in millions)	2015	2014	2013
Income before income taxes
U.S.	$4,621	$4,899	$4,804
Foreign	119	190	141

Total income before income taxes	4,740	5,089	4,945
Effective tax rate
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,659	1,781	1,731
Tax effect of:
Nontaxable investment income	(345)	(379)	(409)
Other, net	(13)	(5)	(50)

Total income tax expense	$1,301	$1,397	$1,272

Effective tax rate	27%	27%	26%

        The Company paid income taxes of $1.21 billion, $1.15 billion and $1.06 billion during the years ended December 31, 2015, 2014 and 2013, respectively. The current income tax payable was $50 million and $139 million at December 31, 2015 and 2014, respectively, and was included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2015	2014
Deferred tax assets
Claims and claim adjustment expense reserves	$691	$768
Unearned premium reserves	731	709
Compensation-related liabilities	326	345
Other	320	346

Total gross deferred tax assets	2,068	2,168

Deferred tax liabilities
Deferred acquisition costs	580	565
Investments	867	1,267
Internally developed software	134	130
Other	191	173

Total gross deferred tax liabilities	1,772	2,135

Net deferred tax asset	$296	$33

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

        For tax return purposes, as of December 31, 2015, the Company had net operating loss (NOL) carryforwards in the United States, Brazil and the United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. The benefits of the NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$4	2018
Brazil	1	None
United Kingdom	200	None

        U.S. income taxes have not been recognized on $383 million of the Company's foreign operations' undistributed earnings as of December 31, 2015, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014
Balance at January 1	$23	$21
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	(9)	—
Additions based on tax positions related to current year	—	—

Balance at December 31	$16	$23

        Included in the balances at December 31, 2015 and 2014 were $4 million and $2 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $12 million and $21 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $(32) million, $31 million and $(67) million in interest, respectively. The Company had approximately $26 million and $58 million accrued for the payment of interest at December 31, 2015 and 2014, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2013 and 2014. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

13. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. 2014 Stock Incentive Plan (the 2014 Incentive Plan), the purposes of which are to align the interests of the Company's non-employee directors, executive officers and other employees with those of the Company's shareholders and to attract and retain personnel by providing incentives in the form of share-based awards. The 2014 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company's common stock. The number of shares of the Company's common stock authorized for grant under the 2014 Incentive Plan is 10 million shares, subject to additional shares that may be available for awards as described below. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.

        In connection with the adoption of the 2014 Incentive Plan, The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan) was terminated, joining several other legacy share-based incentive compensation plans that had been terminated in prior years (together, the legacy plans). Outstanding grants were not affected by the termination of the legacy plans.

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

        The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors' compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee. Each non-employee director may choose to receive all or a portion of his or her annual retainer in the form of cash or deferred stock units which vest upon grant. The annual deferred stock awards vest in full one day prior to the date of the Company's annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. The deferred stock awards, including dividend equivalents, accumulate until distribution either in a lump sum six months after termination of service as a director or, if the director so elects, in annual installments beginning at least six months following termination of service as a director. The deferred stock units issued under the Director Compensation Program are awarded under the 2014 Incentive Plan.

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the board of directors may allow in the future, stock options cannot be sold or transferred by the participant. Stock options outstanding under the 2014 Incentive Plan and the 2004 Incentive Plan vest three years after grant date (cliff vest).

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. The expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. The following table provides information about options granted:

(for the year ended December 31,)	2015	2014	2013
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company's stock	19.29%	27.2% - 27.5%	28.7% - 28.8%
Weighted average volatility	19.29%	27.5%	28.8%
Expected annual dividend per share	$2.20	$2.00 - $2.20	$1.84
Risk-free rate	1.31%	1.81% - 1.82%	1.11% - 1.14%
Additional information
Weighted average grant-date fair value of options granted (per share)	$15.78	$17.22	$17.09
Total intrinsic value of options exercised during the year (in millions)	$120	$117	$122

        A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2015 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	10,024,860	$63.08
Original grants	2,244,464	106.04
Exercised	(2,310,548)	55.16
Forfeited or expired	(94,521)	87.17

Outstanding, end of year	9,864,255	$74.48	6.6 years	$379

Vested at end of year(1)	7,226,516	$68.80	6.0 years	$318

Exercisable at end of year	4,155,912	$53.51	4.3 years	$247

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        On February 2, 2016, the Company, under the 2014 Stock Incentive Plan, granted 2,808,558 stock option awards with an exercise price of $106.03 per share. The fair value attributable to the stock option awards on the date of grant was $13.26 per share.

Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs

        The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2014 Incentive Plan. A restricted stock unit

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied. In addition, the Company's board of directors can be issued deferred stock units from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer); and (iii) dividend equivalents earned on outstanding deferred compensation.

        The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2014, 2015 and 2016), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant. Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.

        The total fair value of shares that vested during the years ended December 31, 2015, 2014 and 2013 was $179 million, $147 million and $151 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2015 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,760,971		$72.40	1,290,069		$79.46
Granted	607,200		106.02	460,855		106.04
Vested	(789,538	)(1)	69.03	(676,177	)(2)	79.28
Forfeited	(142,675)		73.57	(31,352)		86.41
Performance-based adjustment	—		—	58,594	(3)	94.06

Nonvested, end of year	1,435,958		$88.35	1,101,989		$91.27

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2013 through 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares. The number of nonvested dividend equivalent shares related to deferred stock units was 387 at the beginning of the year and 396 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 38,738 at the beginning of the year and 40,663 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.

        On February 2, 2016, the Company, under the 2014 Stock Incentive Plan, granted 1,094,685 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 618,274 shares while the performance share awards totaled 476,411 shares. The fair value per share attributable to the common stock awards on the date of grant was $106.03.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.0% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2015, 2014 and 2013 was $141 million, $138 million and $129 million, respectively. Included in these amounts are compensation cost adjustments of $8 million, $14 million and $8 million, for the years ended December 31, 2015, 2014 and 2013, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $47 million, $47 million and $45 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        At December 31, 2015, there was $124 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan and the 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of employee stock options under share-based compensation plans totaled $183 million and $195 million in 2015 and 2014, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2015 and 2014 totaled $41 million and $40 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan (the qualified domestic pension plan), which covers substantially all U.S. domestic employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final average pay formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries, and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

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

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,385	$2,908	$227	$209	$3,612	$3,117
Benefits earned	124	104	7	6	131	110
Interest cost on benefit obligation	135	140	9	10	144	150
Actuarial loss (gain)	(203)	428	2	29	(201)	457
Benefits paid	(191)	(187)	(8)	(11)	(199)	(198)
Plan amendments	—	(8)	—	—	—	(8)
Curtailment	—	—	—	(3)	—	(3)
Settlement	—	—	—	(6)	—	(6)
Foreign currency exchange rate change	—	—	(9)	(7)	(9)	(7)

Benefit obligation at end of year	$3,250	$3,385	$228	$227	$3,478	$3,612

Change in plan assets:
Fair value of plan assets at beginning of year	$3,235	$3,074	$122	$129	$3,357	$3,203
Actual return on plan assets	(17)	148	3	11	(14)	159
Company contributions	100	200	7	7	107	207
Benefits paid	(191)	(187)	(8)	(11)	(199)	(198)
Foreign currency exchange rate change	—	—	(9)	(8)	(9)	(8)
Settlement	—	—	—	(6)	—	(6)

Fair value of plan assets at end of year	3,127	3,235	115	122	3,242	3,357

Funded status of plan at end of year	$(123)	$(150)	$(113)	$(105)	$(236)	$(255)

Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$—	$—	$4	$6	$4	$6
Accrued under-funded benefit plan liabilities	(123)	(150)	(117)	(111)	(240)	(261)

Total	$(123)	$(150)	$(113)	$(105)	$(236)	$(255)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,079	$1,132	$52	$53	$1,131	$1,185
Prior service benefit	(8)	(8)	—	—	(8)	(8)

Total	$1,071	$1,124	$52	$53	$1,123	$1,177

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$255	$211
Benefits earned	—	—
Interest cost on benefit obligation	10	10
Actuarial loss (gain)	(3)	51
Benefits paid	(13)	(15)
Plan amendments	(11)	—
Foreign currency exchange rate change	(5)	(2)

Benefit obligation at end of year	$233	$255

Change in plan assets:
Fair value of plan assets at beginning of year	$16	$17
Actual return on plan assets	—	—
Company contributions	12	14
Benefits paid	(13)	(15)

Fair value of plan assets at end of year	15	16

Funded status of plan at end of year	$(218)	$(239)

Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(218)	$(239)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$4	$9
Prior service benefit	(35)	(26)

Total	$(31)	$(17)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.37 billion and $3.51 billion at December 31, 2015 and 2014, respectively. The qualified domestic pension plan accounted for $3.15 billion and $3.29 billion of the total accumulated benefit obligation at December 31, 2015 and 2014, respectively, whereas the nonqualified and foreign plans accounted for $0.22 billion of the total accumulated benefit obligation at both December 31, 2015 and 2014.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $3.47 billion and $3.53 billion at December 31, 2015 and 2014, respectively, and the aggregate accumulated benefit obligation was $3.36 billion and $3.43 billion at December 31, 2015 and 2014, respectively. The fair value of plan assets for the above plans was $3.23 billion and $3.27 billion at December 31, 2015 and 2014, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2015, 2014 and 2013, there were no required contributions to the qualified domestic pension plan. In 2015 and 2014, the Company voluntarily made contributions totaling $100 million and $200 million, respectively, to the qualified domestic pension plan. In 2013, the Company made no voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2016, and the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Company has not determined whether or not additional funding will be made during 2016. With respect to the Company's foreign pension plans, there are no significant required contributions in 2016.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$131	$110	$118	$—	$—	$—
Interest cost on benefit obligation	144	150	132	10	10	9
Expected return on plan assets	(230)	(218)	(208)	—	—	(1)
Curtailment	—	(1)	—	—	—	—
Settlement	—	2	—	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	—	(3)	(2)	(2)
Net actuarial loss (gain)	96	65	107	1	(3)	—

Net periodic benefit cost	$140	$108	$149	$8	$5	$6

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	$—	$(8)	$—	$(11)	$—	$—
Net actuarial loss (gain)	43	516	(518)	(3)	50	(24)
Plan amendments	—	—	—	—	—	—
Curtailment	—	(2)	—	—	—	—
Settlement	—	(2)	—	—	—	—
Amortization of prior service benefit	1	—	—	3	2	2
Amortization of net actuarial gain (loss)	(96)	(65)	(107)	(1)	3	—

Total other changes recognized in other comprehensive income	(52)	439	(625)	(12)	55	(22)

Total other changes recognized in net periodic benefit cost and other comprehensive income	$88	$547	$(476)	$(4)	$60	$(16)

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $66 million and the estimated prior service benefit to be amortized over the next fiscal year is $1 million. For the postretirement benefit plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is less than $1 million, and the estimated prior service benefit to be amortized over the next fiscal year is $3 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

        The following table summarizes assumptions used with regard to the Company's qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(at and for the year ended December 31,)	2015	2014
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	4.50%	4.10%
Nonqualified domestic pension plan	4.37%	4.10%
Domestic postretirement benefit plan	4.35%	4.10%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	4.10%	4.96%
Expected long-term rate of return on assets:
Pension plan	7.25%	7.50%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	6.75%	7.00%
Medical (age 65 and older)	7.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2022	2022
Medical (age 65 and older)	2025	2020

        The discount rate assumption used to determine the benefit obligation is based on a yield-curve approach. Under this approach, individual spot rates from the yield curve of a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa) available at the year-end valuation date, for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan, are applied to expected future benefits payments in measuring the projected benefit obligation. The discount rate assumption used to determine benefit obligations disclosed above represents the weighted average of the individual spot rates. For 2015, separate discount rate assumptions were used for the qualified domestic pension plan, nonqualified domestic plan and the domestic postretirement plan reflecting the different expected duration of cash flows of each plan to provide a better estimate of the benefit obligation for these plans.

        The discount rate assumption used to determine the net periodic benefit cost is the single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the year.

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

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $25 million at December 31, 2015, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2015. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2015 by $21 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2015.

        The assumptions made for the Company's foreign pension and foreign postretirement benefit plans are not materially different from those of the Company's qualified domestic pension plan and the domestic postretirement benefit plan.

Plan Assets

        The qualified domestic pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial position. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan's investment performance. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

        The Company's overall investment strategy for the qualified domestic pension plan is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include two private equity funds held by the Company's qualified defined benefit pension plan. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

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

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis.

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$17	$—	$17	$—
Debt securities issued by foreign governments	16	—	16	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	16	—	16	—
All other corporate bonds	491	—	491	—

Total fixed maturities	540	—	540	—

Mutual funds
Equity mutual funds	1,237	1,231	6	—
Bond mutual funds	649	646	3	—

Total mutual funds	1,886	1,877	9	—

Equity securities	625	624	1	—

Other investments(1)	2	—	—	2

Cash and short-term securities
U.S. Treasury securities	25	25	—	—
Money market mutual funds	23	19	4	—
Other	141	20	121	—

Total cash and short-term securities	189	64	125	—

Total	$3,242	$2,565	$675	$2

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

        The balance of Level 3 fair value investments was $2 million at December 31, 2015 and the change in balance from the prior year was insignificant.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $15 million and $16 million at December 31, 2015 and 2014, respectively, which are measured at fair value on a recurring basis. The assets are primarily corporate bonds and short-term securities and categorized as level 2 in the fair value hierarchy.

Estimated Future Benefit Payments

        The following table presents the estimated benefits expected to be paid by the Company's pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2016	$215	$14
2017	218	14
2018	224	15
2019	231	15
2020	237	15
2021 through 2025	1,215	76

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,000 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections and can be reinvested into other investment options in accordance with the terms of the plan. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $109 million, $103 million and $100 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.

15. LEASES

        Rent expense was $202 million, $215 million and $196 million in 2015, 2014 and 2013, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2016, 2017, 2018, 2019 and 2020 are $159 million, $139 million, $102 million, $80 million and $60 million, respectively, and $114 million for 2021 and thereafter. Future sublease rental income aggregating approximately $6 million will partially offset these commitments.

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

          The plaintiffs in the Statutory and Hawaii Actions and the Common Law Claims actions thereafter filed motions in the bankruptcy court to compel TPC to make payment under the settlement agreements, arguing that all conditions precedent to the Settlements had been met. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the Settlements. The court entered judgment against TPC on January 20, 2011 in accordance with this ruling and ordered TPC to pay the Settlements plus prejudgment interest. The bankruptcy court's judgment was reversed by the district court on March 1, 2012, the district court having found that the conditions to the Settlements had not been met. The plaintiffs appealed the district court's March 1, 2012 decision to the Second Circuit Court of Appeals. On July 22, 2014, the Second Circuit issued an opinion reversing the district court's decision and reinstating the bankruptcy court's January 20, 2011 order which ordered TPC to pay the Settlements plus prejudgment interest. On August 5, 2014, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, which was denied on January 5, 2015. On January 15, 2015, the bankruptcy court entered an order directing TPC to pay $579 million to the plaintiffs, comprising the $502 million settlement amount described above, plus pre-judgment and post-judgment interest totaling $77 million, and the Company made that payment in January 2015. The payment was fully accrued in the Company's financial statements at December 31, 2014.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Gain Contingency

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues. On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties in advance of the August 3, 2015 trial date and determined that the issues for trial will be limited to the two discrete issues remanded by the Court of Appeals. The reinsurers appealed the trial court's orders to the Appellate Division, First Department and were granted a stay of the trial date pending the outcome of their appeal. On August 12, 2015, USF&G filed a motion to dismiss the reinsurers' appeal. On October 29, 2015, the Appellate Division denied USF&G's motion to dismiss the reinsurers' appeal, but also unanimously ruled in USF&G's favor and affirmed the rulings limiting the issues for trial to the two discrete issues remanded by the Court of Appeals. On October 30, 2015, the reinsurers appealed the Appellate Division's decision to the New York Court of Appeals. On November 9, 2015, the Clerk of the Court of Appeals directed the parties to submit letter briefs addressing whether the Court of Appeals has jurisdiction to decide the reinsurers' appeal. On November 19, 2015, USF&G and the reinsurers filed their respective letter briefs, and the parties await a decision from the Court of Appeals as to whether the reinsurers' appeal may proceed. At December 31, 2015, the claim totaled $509 million, comprising $238 million of reinsurance recoverable plus interest amounting to $271 million as of that date. Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

  Resolution of Gain Contingency

          In 2013, the Company favorably resolved a class action lawsuit captioned Safeco Insurance Company of America, et al. v American International Group, Inc. et al. (U.S. District Court, N.D. Ill.). The plaintiffs, including the Company, alleged that the defendants had engaged in the under-reporting of workers' compensation premium in connection with a workers' compensation reinsurance pool in which several subsidiaries of the Company participated. The Company received two payments totaling approximately $93 million, comprising its allocation as a plaintiff class member from the settlement fund, less approximately $2 million remitted to another insurer, resulting in a net gain of $91 million that was reported in "Other revenues" in the Company's consolidated statement of income for the year ended December 31, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.71 billion and $1.63 billion at December 31, 2015 and 2014, respectively.

Guarantees

        In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries and, in certain cases, obligations arising from certain liabilities and the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $391 million at December 31, 2015, of which $2 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at December 31, 2015, approximately $75 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2015, all of which is indemnified by a third party.

        Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2015, 2014 and 2013.

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

unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at December 31, 2015.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$16,254	$7,620	$—	$—	$23,874
Net investment income	1,612	760	7	—	2,379
Fee income	445	—	—	—	445
Net realized investment gains (losses)(1)	13	(11)	1	—	3
Other revenues	78	21	—	—	99

Total revenues	18,402	8,390	8	—	26,800

Claims and expenses
Claims and claim adjustment expenses	9,208	4,515	—	—	13,723
Amortization of deferred acquisition costs	2,627	1,258	—	—	3,885
General and administrative expenses	2,838	1,225	16	—	4,079
Interest expense	48	—	325	—	373

Total claims and expenses	14,721	6,998	341	—	22,060

Income (loss) before income taxes	3,681	1,392	(333)	—	4,740
Income tax expense (benefit)	1,015	394	(108)	—	1,301
Net income of subsidiaries	—	—	3,664	(3,664)	—

Net income	$2,666	$998	$3,439	$(3,664)	$3,439

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(19)	$(35)	$—	$—	$(54)
OTTI losses recognized in net realized investment gains	$(18)	$(34)	$—	$—	$(52)
OTTI losses recognized in OCI	$(1)	$(1)	$—	$—	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$16,097	$7,616	$—	$—	$23,713
Net investment income	1,874	907	6	—	2,787
Fee income	436	2	—	—	438
Net realized investment gains(1)	12	64	3	—	79
Other revenues	125	20	—	—	145

Total revenues	18,544	8,609	9	—	27,162

Claims and expenses
Claims and claim adjustment expenses	9,274	4,596	—	—	13,870
Amortization of deferred acquisition costs	2,604	1,278	—	—	3,882
General and administrative expenses	2,743	1,194	15	—	3,952
Interest expense	48	—	321	—	369

Total claims and expenses	14,669	7,068	336	—	22,073

Income (loss) before income taxes	3,875	1,541	(327)	—	5,089
Income tax expense (benefit)	1,095	417	(115)	—	1,397
Net income of subsidiaries	—	—	3,904	(3,904)	—

Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$15,262	$7,375	$—	$—	$22,637
Net investment income	1,830	879	7	—	2,716
Fee income	393	2	—	—	395
Net realized investment gains(1)	126	38	2	—	166
Other revenues	225	52	—	—	277

Total revenues	17,836	8,346	9	—	26,191

Claims and expenses
Claims and claim adjustment expenses	8,817	4,490	—	—	13,307
Amortization of deferred acquisition costs	2,571	1,250	—	—	3,821
General and administrative expenses	2,570	1,174	13	—	3,757
Interest expense	53	—	308	—	361

Total claims and expenses	14,011	6,914	321	—	21,246

Income (loss) before income taxes	3,825	1,432	(312)	—	4,945
Income tax expense (benefit)	1,054	388	(170)	—	1,272
Net income of subsidiaries	—	—	3,815	(3,815)	—

Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$2,666	$998	$3,439	$(3,664)	$3,439

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(610)	(407)	(3)	—	(1,020)
Having credit losses recognized in the consolidated statement of income	(12)	(2)	—	—	(14)
Net changes in benefit plan assets and obligations	2	—	64	—	66
Net changes in unrealized foreign currency translation	(306)	(155)	—	—	(461)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(926)	(564)	61	—	(1,429)
Income tax expense (benefit)	(257)	(156)	21	—	(392)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(669)	(408)	40	—	(1,037)
Other comprehensive loss of subsidiaries	—	—	(1,077)	1,077	—

Other comprehensive loss	(669)	(408)	(1,037)	1,077	(1,037)

Comprehensive income	$1,997	$590	$2,402	$(2,587)	$2,402

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	681	289	6	—	976
Having credit losses recognized in the consolidated statement of income	9	(7)	—	—	2
Net changes in benefit plan assets and obligations	(15)	(8)	(471)	—	(494)
Net changes in unrealized foreign currency translation	(173)	(116)	—	—	(289)

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	502	158	(465)	—	195
Income tax expense (benefit)	207	81	(163)	—	125

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	295	77	(302)	—	70
Other comprehensive income of subsidiaries	—	—	372	(372)	—

Other comprehensive income	295	77	70	(372)	70

Comprehensive income	$3,075	$1,201	$3,762	$(4,276)	$3,762

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,982)	(771)	19	—	(2,734)
Having credit losses recognized in the consolidated statement of income	4	(1)	—	—	3
Net changes in benefit plan assets and obligations	12	19	616	—	647
Net changes in unrealized foreign currency translation	(92)	(20)	—	—	(112)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(2,058)	(773)	635	—	(2,196)
Income tax expense (benefit)	(719)	(273)	222	—	(770)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(1,339)	(500)	413	—	(1,426)
Other comprehensive loss of subsidiaries	—	—	(1,839)	1,839	—

Other comprehensive loss	(1,339)	(500)	(1,426)	1,839	(1,426)

Comprehensive income	$1,432	$544	$2,247	$(1,976)	$2,247

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $58,878)	$42,289	$18,323	$46	$—	$60,658
Equity securities, available for sale, at fair value (cost $528)	189	375	141	—	705
Real estate investments	56	933	—	—	989
Short-term securities	1,947	1,178	1,546	—	4,671
Other investments	2,516	930	1	—	3,447

Total investments	46,997	21,739	1,734	—	70,470

Cash	225	153	2	—	380
Investment income accrued	453	185	4	—	642
Premiums receivable	4,336	2,101	—	—	6,437
Reinsurance recoverables	5,849	3,061	—	—	8,910
Ceded unearned premiums	610	46	—	—	656
Deferred acquisition costs	1,660	189	—	—	1,849
Deferred taxes	178	83	35	—	296
Contractholder receivables	3,387	987	—	—	4,374
Goodwill	2,573	1,000	—	—	3,573
Other intangible assets	203	76	—	—	279
Investment in subsidiaries	—	—	27,573	(27,573)	—
Other assets	1,958	344	16	—	2,318

Total assets	$68,429	$29,964	$29,364	$(27,573)	$100,184

Liabilities
Claims and claim adjustment expense reserves	$31,965	$16,330	$—	$—	$48,295
Unearned premium reserves	8,335	3,636	—	—	11,971
Contractholder payables	3,387	987	—	—	4,374
Payables for reinsurance premiums	175	121	—	—	296
Debt	693	—	5,651	—	6,344
Other liabilities	3,958	1,221	127	—	5,306

Total liabilities	48,513	22,295	5,778	—	76,586

Shareholders' equity
Common stock (1,750.0 shares authorized; 295.9 shares issued and outstanding)	—	390	22,172	(390)	22,172
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,888	688	29,933	(8,564)	29,945
Accumulated other comprehensive income (loss)	394	92	(157)	(486)	(157)
Treasury stock, at cost (467.6 shares)	—	—	(28,362)	—	(28,362)

Total shareholders' equity	19,916	7,669	23,586	(27,573)	23,598

Total liabilities and shareholders' equity	$68,429	$29,964	$29,364	$(27,573)	$100,184

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,666	$998	$3,439	$(3,664)	$3,439
Net adjustments to reconcile net income to net cash provided by operating activities	(577)	414	330	(172)	(5)

Net cash provided by operating activities	2,089	1,412	3,769	(3,836)	3,434

Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,543	3,563	10	—	11,116
Proceeds from sales of investments:
Fixed maturities	1,227	723	—	—	1,950
Equity securities	25	34	—	—	59
Real estate investments	—	31	—	—	31
Other investments	503	210	—	—	713
Purchases of investments:
Fixed maturities	(8,276)	(3,787)	(27)	—	(12,090)
Equity securities	(3)	(43)	(3)	—	(49)
Real estate investments	(1)	(122)	—	—	(123)
Other investments	(423)	(111)	—	—	(534)
Net sales (purchases) of short-term securities	179	(489)	(16)	—	(326)
Securities transactions in course of settlement	(52)	(61)	—	—	(113)
Acquisition, net of cash acquired	(13)	—	—	—	(13)
Other	(343)	39	—	—	(304)

Net cash provided by (used in) investing activities	366	(13)	(36)	—	317

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(3,150)	—	(3,150)
Treasury stock acquired—net employee share-based compensation	—	—	(74)	—	(74)
Dividends paid to shareholders	—	—	(739)	—	(739)
Payment of debt	—	—	(400)	—	(400)
Issuance of debt	—	—	392	—	392
Issuance of common stock—employee share options	—	—	183	—	183
Excess tax benefits from share-based payment arrangements	—	—	55	—	55
Dividends paid to parent company	(2,450)	(1,383)	—	3,833	—
Capital contributions, loans and other transactions between subsidiaries	—	(3)	—	3	—

Net cash used in financing activities	(2,450)	(1,386)	(3,733)	3,836	(3,733)

Effect of exchange rate changes on cash	(1)	(11)	—	—	(12)

Net increase in cash	4	2	—	—	6
Cash at beginning of year	221	151	2	—	374

Cash at end of year	$225	$153	$2	$—	$380

Supplemental disclosure of cash flow information
Income taxes paid (received)	$1,032	$384	$(209)	$—	$1,207
Interest paid	$47	$—	$318	$—	$365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692
Net adjustments to reconcile net income to net cash provided by operating activities	343	(293)	118	(167)	1

Net cash provided by operating activities	3,123	831	3,810	(4,071)	3,693

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,625	4,258	11	—	10,894
Proceeds from sales of investments:
Fixed maturities	595	453	1	—	1,049
Equity securities	111	43	4	—	158
Real estate investments	1	14	—	—	15
Other investments	477	378	—	—	855
Purchases of investments:
Fixed maturities	(6,856)	(4,465)	(4)	—	(11,325)
Equity securities	(3)	(42)	(7)	—	(52)
Real estate investments	(22)	(26)	—	—	(48)
Other investments	(405)	(149)	—	—	(554)
Net purchases of short-term securities	(268)	(223)	(7)	—	(498)
Securities transactions in course of settlement	44	38	—	—	82
Acquisition, net of cash acquired	(9)	(3)	—		(12)
Other	(350)	(8)	—	—	(358)

Net cash provided by (used in) investing activities	(60)	268	(2)	—	206

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(3,275)	—	(3,275)
Treasury stock acquired—net employee share-based compensation	—	—	(57)	—	(57)
Dividends paid to shareholders	—	—	(729)	—	(729)
Issuance of common stock—employee share options	—	—	195	—	195
Excess tax benefits from share-based payment arrangements	—	—	57	—	57
Dividends paid to parent company	(2,978)	(1,093)	—	4,071	—

Net cash used in financing activities	(2,978)	(1,093)	(3,809)	4,071	(3,809)

Effect of exchange rate changes on cash	(1)	(9)	—	—	(10)

Net increase (decrease) in cash	84	(3)	(1)	—	80
Cash at beginning of year	137	154	3	—	294

Cash at end of year	$221	$151	$2	$—	$374

Supplemental disclosure of cash flow information
Income taxes paid (received)	$947	$336	$(136)	$—	$1,147
Interest paid	$47	$—	$318	$—	$365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673
Net adjustments to reconcile net income to net cash provided by operating activities	(497)	413	(1,665)	1,892	143

Net cash provided by operating activities	2,274	1,457	2,008	(1,923)	3,816

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,484	2,419	1	—	7,904
Proceeds from sales of investments:
Fixed maturities	989	641	5	—	1,635
Equity securities	45	41	—	—	86
Real estate investments	—	18	—	—	18
Other investments	489	273	—	—	762
Purchases of investments:
Fixed maturities	(6,260)	(3,201)	(6)	—	(9,467)
Equity securities	(21)	(34)	(2)	—	(57)
Real estate investments	(1)	(106)	—	—	(107)
Other investments	(320)	(126)	—	—	(446)
Net sales (purchases) of short-term securities	(272)	(52)	435	—	111
Securities transactions in course of settlement	(2)	24	(1)	—	21
Acquisition, net of cash acquired	(773)	(224)	—		(997)
Other	(365)	(8)	—	—	(373)

Net cash provided by (used in) investing activities	(1,007)	(335)	432	—	(910)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(2,400)	—	(2,400)
Treasury stock acquired—net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(729)	—	(729)
Payment of debt	(500)	—	—	—	(500)
Issuance of debt	—	—	494	—	494
Issuance of common stock—employee share options	—	—	206	—	206
Excess tax benefits from share-based payment arrangements	—	—	51	—	51
Dividends paid to parent company	(1,307)	(1,116)	—	2,423	—
Capital contributions, loans and other transactions between subsidiaries	500	—	—	(500)	—

Net cash used in financing activities	(1,307)	(1,116)	(2,439)	1,923	(2,939)

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net increase (decrease) in cash	(40)	3	1	—	(36)
Cash at beginning of year	177	151	2	—	330

Cash at end of year	$137	$154	$3	$—	$294

Supplemental disclosure of cash flow information
Income taxes paid (received)	$942	$325	$(210)	$—	$1,057
Interest paid	$60	$—	$295	$—	$355

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2015 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,626	$6,706	$6,794	$6,674	$26,800
Total expenses	5,478	5,630	5,487	5,465	22,060

Income before income taxes	1,148	1,076	1,307	1,209	4,740
Income tax expense	315	264	379	343	1,301

Net income	$833	$812	$928	$866	$3,439

Net income per share(1):
Basic	$2.58	$2.56	$3.00	$2.87	$10.99
Diluted	2.55	2.53	2.97	2.83	10.88

2014 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,708	$6,785	$6,886	$6,783	$27,162
Total expenses	5,238	5,884	5,628	5,323	22,073

Income before income taxes	1,470	901	1,258	1,460	5,089
Income tax expense	418	218	339	422	1,397

Net income	$1,052	$683	$919	$1,038	$3,692

Net income per share(1):
Basic	$2.98	$1.98	$2.72	$3.15	$10.82
Diluted	2.95	1.95	2.69	3.11	10.70

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        The Company regularly seeks to identify, develop and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include such activities as implementing new, more efficient systems, updating existing systems or platforms, or automating manual processes. These systems changes are often phased in over multiple periods in order to limit the implementation risk in any one period, and as each change is implemented the Company monitors its effectiveness as part of its internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2015. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2015, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 11, 2016

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the Securities and Exchange Commission on April 3, 2015. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Fishman, Executive Chairman of the Board, and Alan D. Schnitzer, Chief Executive Officer, were the only "named executive officers" (i.e., an executive officer named in the compensation disclosures in the Company's most recent proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately two to nine months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman and Mr. Schnitzer each have a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2016 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 19, 2016, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 21, 2016.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 11, 2016.

Name	Age	Office
Alan D. Schnitzer	50	Chief Executive Officer and Director
Jay S. Fishman	63	Executive Chairman of the Board
Jay S. Benet	63	Vice Chairman and Chief Financial Officer
Brian W. MacLean	62	President and Chief Operating Officer
William H. Heyman	67	Vice Chairman and Chief Investment Officer
Doreen Spadorcia	58	Vice Chairman and Chief Executive Officer, Personal Insurance and Bond & Specialty Insurance
Andy F. Bessette	62	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	60	Executive Vice President and General Counsel
Maria Olivo	51	Executive Vice President—Strategic Development and Corporate Treasurer
John P. Clifford, Jr.	60	Executive Vice President—Human Resources

        Alan D. Schnitzer, 50, has been Chief Executive Officer and Director since December 2015. Prior to that, he had been Vice Chairman and Chief Executive Officer, Business and International Insurance since July 2014. Prior to that, he had been Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer since May 2012. Prior to that, he was Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Jay S. Fishman, 63, has been Executive Chairman of the Board since December 2015. Prior to that, he had been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 63, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent ten years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 62, has been Chief Operating Officer since May 2005, President since June 2008 and in September 2015, assumed responsibility for the Business and International Insurance segment. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        William H. Heyman, 67, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Doreen Spadorcia, 58, has been Vice Chairman and Chief Executive Officer, Personal Insurance and Bond & Specialty Insurance since July 2014. Prior to that, she had been Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control since May 2012. Prior to that, she was Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, from July 2009 to May 2012. From March 2005 to July 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Andy F. Bessette, 62, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 60, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Maria Olivo, 51, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. Prior to that, she was Executive Vice President—Treasurer since June 2009. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        John P. Clifford, Jr., 60, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in June 1984 as a compensation analyst, and from November 1984 to January 1994, he managed compensation for SPC.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company's internet website at www.travelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 2016 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 2016 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 2016 is incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2015 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. 2014 Stock Incentive Plan (the 2014 Incentive Plan) which, upon approval by the Company's shareholders in May 2014, replaced the Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan). The 2004 Incentive Plan had replaced prior share-based incentive plans (legacy plans), which were then terminated. Outstanding grants were not affected by the termination of these legacy plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	13,725,724	(2)	$74.50 per share	(3)	7,166,384	(4)

(1)
In addition to the 2004 Incentive Plan and the 2014 Incentive Plan, also included are certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan and the 2014 Incentive Plan.

(2)
Total includes (i) 9,892,037 stock options, (ii) 1,589,077 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,881,865 restricted stock units, (iv) 266,939 director deferred stock awards and dividend equivalents accrued thereon and (v) 95,806 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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

(4)
These shares are available for grant as of December 31, 2015 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and shares subject to awards under the 2004 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Item 1—Election of Directors—Nominees for Election of Directors," "Governance of Your Company—Director Independence and Independence Determinations" and "Governance of Your Company—Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 2016 are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 2016 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 161 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 268 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 278-282 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 11, 2016	By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER Alan D. Schnitzer	Director, Chief Executive Officer (Principal Executive Officer)	February 11, 2016
By	* Jay S. Fishman	Executive Chairman of the Board	February 11, 2016
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 11, 2016
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 11, 2016
By	* Alan L. Beller	Director	February 11, 2016
By	* John H. Dasburg	Director	February 11, 2016
By	* Janet M. Dolan	Director	February 11, 2016
By	* Kenneth M. Duberstein	Director	February 11, 2016
By	* Patricia L. Higgins	Director	February 11, 2016

Date
By	* Thomas R. Hodgson	Director	February 11, 2016
By	* William J. Kane	Director	February 11, 2016
By	* Cleve L. Killingsworth Jr.	Director	February 11, 2016
By	* Philip T. Ruegger III	Director	February 11, 2016
By	* Donald J. Shepard	Director	February 11, 2016
By	* Laurie J. Thomsen	Director	February 11, 2016
*By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III, Attorney-in-fact		February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 11, 2016, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

New York, New York
February 11, 2016

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2015	2014	2013
Revenues
Net investment income	$7	$6	$7
Net realized investment gains(1)	1	3	2

Total revenues	8	9	9

Expenses
Interest	325	321	308
Other	16	15	13

Total expenses	341	336	321

Loss before income taxes and net income of subsidiaries	(333)	(327)	(312)
Income tax benefit	(108)	(115)	(170)

Loss before net income of subsidiaries	(225)	(212)	(142)
Net income of subsidiaries	3,664	3,904	3,815

Net income	$3,439	$3,692	$3,673

(1)
The parent company had no other-than-temporary impairment gains or losses recognized in net realized investment gains or in other comprehensive income during the years ended December 31, 2015, 2014 and 2013.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2015	2014	2013
Consolidated net income	$3,439	$3,692	$3,673

Other comprehensive income (loss)—parent company:
Changes in net unrealized gains on investment securities having no credit losses recognized in the consolidated statement of income	(3)	6	19
Net changes in benefit plan assets and obligations	64	(471)	616

Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	61	(465)	635
Income tax expense (benefit)	21	(163)	222

Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	40	(302)	413
Other comprehensive income (loss) of subsidiaries	(1,077)	372	(1,839)

Consolidated other comprehensive income (loss)	(1,037)	70	(1,426)

Consolidated comprehensive income	$2,402	$3,762	$2,247

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2015	2014
Assets
Fixed maturities	$46	$30
Equity securities	141	141
Short-term securities	1,546	1,530
Investment in subsidiaries	27,573	28,821
Other assets	58	72

Total assets	$29,364	$30,594

Liabilities
Debt	$5,651	$5,657
Other liabilities	127	114

Total liabilities	5,778	5,771

Shareholders' equity
Common stock (1,750.0 shares authorized, 295.9 and 322.2 shares issued and outstanding)	22,172	21,843
Retained earnings	29,933	27,238
Accumulated other comprehensive income (loss)	(157)	880
Treasury stock, at cost (467.6 and 437.3 shares)	(28,362)	(25,138)

Total shareholders' equity	23,586	24,823

Total liabilities and shareholders' equity	$29,364	$30,594

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2015	2014	2013
Cash flows from operating activities
Net income	$3,439	$3,692	$3,673
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,664)	(3,904)	(3,815)
Dividends received from consolidated subsidiaries	3,833	4,071	2,423
Capital received from (contributed to) subsidiaries	3	—	(500)
Deferred federal income tax expense (benefit)	(6)	51	(59)
Change in income taxes payable	51	(87)	48
Other	113	(13)	238

Net cash provided by operating activities	3,769	3,810	2,008

Cash flows from investing activities
Net sales (purchases) of short-term securities	(16)	(7)	435
Other investments, net	(20)	5	(3)

Net cash provided by (used in) investing activities	(36)	(2)	432

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(3,150)	(3,275)	(2,400)
Treasury stock acquired—net employee share-based compensation	(74)	(57)	(61)
Dividends paid to shareholders	(739)	(729)	(729)
Payment of debt	(400)	—	—
Issuance of debt	392	—	494
Issuance of common stock—employee share options	183	195	206
Other	55	57	51

Net cash used in financing activities	(3,733)	(3,809)	(2,439)

Net increase (decrease) in cash	—	(1)	1
Cash at beginning of year	2	3	2

Cash at end of year	$2	$2	$3

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$209	$136	$210
Cash paid during the year for interest	$318	$318	$295

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

See the accompanying Report of Independent Registered Public Accounting Firm.

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     GUARANTEES

        In the ordinary course of selling businesses to third parties, The Travelers Companies, Inc. (TRV) has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of TRV and/or its subsidiaries, and in certain cases, obligations arising from certain liabilities. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $44 million at December 31, 2015, of which $2 million was recognized on the balance sheet at that date.

        TRV also has contingent obligations for guarantees related to its subsidiary's debt obligations and various other indemnifications. TRV also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms.

        Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, TRV is unable to develop an estimate of the maximum potential payments for such arrangements.

        TRV fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and TIGHI. The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2013-2015
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2015
Business and International Insurance	$1,072	$41,563	$7,147	$14,521	$1,824	$8,859	$2,329	$2,686	$14,583
Bond & Specialty Insurance	225	3,157	1,292	2,085	223	643	393	389	2,081
Personal Insurance	552	3,552	3,532	7,268	332	4,221	1,163	973	7,457

Total—Reportable Segments	1,849	48,272	11,971	23,874	2,379	13,723	3,885	4,048	24,121
Other	—	23	—	—	—	—	—	404	—

Consolidated	$1,849	$48,295	$11,971	$23,874	$2,379	$13,723	$3,885	$4,452	$24,121

2014
Business and International Insurance	$1,080	$42,700	$7,208	$14,512	$2,156	$9,145	$2,321	$2,541	$14,636
Bond & Specialty Insurance	222	3,435	1,286	2,076	252	481	388	403	2,103
Personal Insurance	533	3,689	3,345	7,125	379	4,244	1,173	977	7,165

Total—Reportable Segments	1,835	49,824	11,839	23,713	2,787	13,870	3,882	3,921	23,904
Other	—	26	—	—	—	—	—	400	—

Consolidated	$1,835	$49,850	$11,839	$23,713	$2,787	$13,870	$3,882	$4,321	$23,904

2013
Business and International Insurance	$1,046	$43,181	$7,170	$13,332	$2,087	$8,285	$2,158	$2,369	$13,512
Bond & Specialty Insurance	213	3,921	1,264	1,981	260	695	378	388	2,030
Personal Insurance	545	3,763	3,416	7,324	369	4,327	1,285	980	7,225

Total—Reportable Segments	1,804	50,865	11,850	22,637	2,716	13,307	3,821	3,737	22,767
Other	—	30	—	—	—	—	—	381	—

Consolidated	$1,804	$50,895	$11,850	$22,637	$2,716	$13,307	$3,821	$4,118	$22,767

(1)
See note 2 of notes to the consolidated financial statements herein for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(2)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2015
Reinsurance recoverables	$203	$—	$—	$46	$157
Allowance for uncollectible:
Premiums receivable from underwriting activities	$70	$38	$—	$43	$65
Deductibles	$36	$3	$—	$4	$35
2014
Reinsurance recoverables	$239	$—	$—	$36	$203
Allowance for uncollectible:
Premiums receivable from underwriting activities	$75	$44	$—	$49	$70
Deductibles	$39	$—	$—	$3	$36
2013
Reinsurance recoverables	$258	$—	$2	$21	$239
Allowance for uncollectible:
Premiums receivable from underwriting activities	$76	$48	$—	$49	$75
Deductibles	$41	$1	$—	$3	$39

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

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2013-2015
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2015	$1,849	$48,272	$1,066	$11,971	$23,874	$2,379	$14,412	$(897)	$3,885	$14,335	$24,121
2014	$1,835	$49,824	$1,080	$11,839	$23,713	$2,787	$14,621	$(957)	$3,882	$13,927	$23,904
2013	$1,804	$50,865	$1,090	$11,850	$22,637	$2,716	$14,060	$(944)	$3,821	$13,962	$22,767

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see "Item 1—Business—Claims and Claim Adjustment Expense Reserves—Discounting" herein.

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of August 5, 2014, were filed as Exhibit 3.2 to the Company's current report on Form 8-K filed on August 11, 2014, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 7, 2013, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Compensation Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.4	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of March 24, 2014, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014, and is incorporated herein by reference.

10.5	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated August 4, 2015, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.6	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

10.7	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.8	*	Letter Agreement between Alan D. Schnitzer and the Company, dated August 4, 2015, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.9	*	Time Sharing Agreement, dated September 2, 2015, by and between the Company and Alan D. Schnitzer, was filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.10	*	The Travelers Companies, Inc. 2014 Stock Incentive Plan was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated May 27, 2014 and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.12	*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.13	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.14	*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.15	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.16	*	Amendment to the SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.17	*	Current Director Compensation Program, effective as of May 28, 2014, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014, and is incorporated herein by reference.

10.18	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.19	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.20	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.21	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.22	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.23	*	The Travelers Severance Plan (as Amended and Restated, effective January 1, 2015) was filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.24	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.25	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.26	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.27	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.28	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.29	†*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016 is filed herewith.

10.30	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.31	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.32	*	The SPC Annual Incentive Plan was filed as an exhibit to SPC's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.

10.33	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.34	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending the SPC Severance Plan, was filed as Exhibit 99 to the Company's current report on Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

10.35	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.36	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.37	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

10.38	*	Form of Performance Shares Award Notification and Agreement (2013) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.39	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2013) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.40	*	Form of Performance Shares Award Notification and Agreement (2014) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.41	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2014) was filed as Exhibit 10.48 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.42	*	Form of Performance Shares Award Notification and Agreement (2015) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.43	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2015) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.44	†*	Form of Performance Shares Award Notification and Agreement (2016) is filed herewith.

10.45	†*	Form of Performance Shares Award Notification and Agreement (2016) for Jay S. Fishman is filed herewith.

10.46	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.

10.47	†*	Form of Restricted Stock Unit Award Notification and Agreement for Brian W. MacLean is filed herewith.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972, No. 333-176002 and No. 333-196290) and Form S-3 (SEC File No. 333-189434) is filed herewith.

24.1	†	Power of Attorney is filed herewith.

31.1	†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheet at December 31, 2015 and 2014; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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