Form 10-Q
period 2016-03-31
TRAVELERS COMPANIES, INC.
filed 2016-04-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 18, 2016 was 292,394,631.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2016

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2016	2015
Revenues
Premiums	$5,981	$5,888
Net investment income	544	592
Fee income	117	114
Net realized investment gains (losses) (1)	(9)	10
Other revenues	53	25
Total revenues	6,686	6,629

Claims and expenses
Claims and claim adjustment expenses	3,712	3,431
Amortization of deferred acquisition costs	971	963
General and administrative expenses	995	995
Interest expense	91	92
Total claims and expenses	5,769	5,481

Income before income taxes	917	1,148
Income tax expense	226	315
Net income	$691	$833

Net income per share
Basic	$2.33	$2.58
Diluted	$2.30	$2.55

Weighted average number of common shares outstanding
Basic	294.2	320.8
Diluted	297.9	324.5

Cash dividends declared per share	$0.61	$0.55

(1)  Total other-than-temporary impairment (OTTI) losses were $(28) million and $(4) million for the three months ended March 31, 2016 and 2015, respectively.  Of total OTTI, credit losses of $(18) million and $(3) million for the three months ended March 31, 2016 and 2015, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized losses from other changes in total OTTI of $(10) million and $(1) million for the three months ended March 31, 2016 and 2015, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2016	2015

Net income	$691	$833

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	714	169
Having credit losses recognized in the consolidated statement of income	5	(5)
Net changes in benefit plan assets and obligations	16	24
Net changes in unrealized foreign currency translation	103	(274)
Other comprehensive income (loss) before income taxes	838	(86)
Income tax expense	267	25
Other comprehensive income (loss), net of taxes	571	(111)
Comprehensive income	$1,262	$722

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,490 and $58,878)	$61,985	$60,658
Equity securities, available for sale, at fair value (cost $528 and $528)	710	705
Real estate investments	927	989
Short-term securities	4,587	4,671
Other investments	3,469	3,447
Total investments	71,678	70,470
Cash	361	380
Investment income accrued	599	642
Premiums receivable	6,845	6,437
Reinsurance recoverables	8,803	8,910
Ceded unearned premiums	805	656
Deferred acquisition costs	1,899	1,849
Deferred taxes	—	296
Contractholder receivables	4,419	4,374
Goodwill	3,588	3,573
Other intangible assets	275	279
Other assets	2,408	2,318
Total assets	$101,680	$100,184

Liabilities
Claims and claim adjustment expense reserves	$48,640	$48,295
Unearned premium reserves	12,331	11,971
Contractholder payables	4,419	4,374
Payables for reinsurance premiums	438	296
Deferred taxes	82	—
Debt	6,344	6,344
Other liabilities	5,260	5,306
Total liabilities	77,514	76,586

Shareholders’ equity
Common stock (1,750.0 shares authorized; 292.4 and 295.9 shares issued and outstanding)	22,269	22,172
Retained earnings	30,454	29,945
Accumulated other comprehensive income (loss)	414	(157)
Treasury stock, at cost (473.2 and 467.6 shares)	(28,971)	(28,362)
Total shareholders’ equity	24,166	23,598
Total liabilities and shareholders’ equity	$101,680	$100,184

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2016	2015
Common stock
Balance, beginning of year	$22,172	$21,843
Employee share-based compensation	47	66
Compensation amortization under share-based plans and other changes	50	73
Balance, end of period	22,269	21,982
Retained earnings
Balance, beginning of year	29,945	27,251
Net income	691	833
Dividends	(181)	(178)
Other	(1)	—
Balance, end of period	30,454	27,906
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(157)	880
Other comprehensive income (loss)	571	(111)
Balance, end of period	414	769
Treasury stock (at cost)
Balance, beginning of year	(28,362)	(25,138)
Treasury stock acquired — share repurchase authorization	(550)	(600)
Net shares acquired related to employee share-based compensation plans	(59)	(72)
Balance, end of period	(28,971)	(25,810)
Total shareholders’ equity	$24,166	$24,847
Common shares outstanding
Balance, beginning of year	295.9	322.2
Treasury stock acquired — share repurchase authorization	(5.1)	(5.6)
Net shares issued under employee share-based compensation plans	1.6	2.1
Balance, end of period	292.4	318.7

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2016	2015
Cash flows from operating activities
Net income	$691	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	9	(10)
Depreciation and amortization	213	225
Deferred federal income tax expense	105	133
Amortization of deferred acquisition costs	971	963
Equity in income from other investments	(17)	(43)
Premiums receivable	(393)	(258)
Reinsurance recoverables	126	69
Deferred acquisition costs	(1,014)	(987)
Claims and claim adjustment expense reserves	226	(561)
Unearned premium reserves	328	185
Other	(395)	(350)
Net cash provided by operating activities	850	199

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,748	2,830
Proceeds from sales of investments:
Fixed maturities	421	906
Equity securities	14	11
Real estate investments	69	7
Other investments	186	146
Purchases of investments:
Fixed maturities	(2,700)	(3,325)
Equity securities	(12)	(8)
Real estate investments	(7)	(6)
Other investments	(162)	(168)
Net sales (purchases) of short-term securities	85	(134)
Securities transactions in course of settlement	291	305
Other	(79)	(90)
Net cash provided by (used in) investing activities	(146)	474

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(550)	(600)
Treasury stock acquired — net employee share-based compensation	(59)	(71)
Dividends paid to shareholders	(180)	(177)
Issuance of common stock — employee share options	64	90
Excess tax benefits from share-based payment arrangements	—	27
Net cash used in financing activities	(725)	(731)
Effect of exchange rate changes on cash	2	(8)
Net decrease in cash	(19)	(66)
Cash at beginning of year	380	374
Cash at end of period	$361	$308

Supplemental disclosure of cash flow information
Income taxes paid	$63	$126
Interest paid	$42	$34

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the Company’s 2015 Annual Report).

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.

Adoption of Accounting Standards

Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the Financial Accounting Standards Board (FASB) issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period.  The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating the fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The updated guidance was effective for reporting periods beginning after December 15, 2015.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The updated guidance was effective for reporting periods beginning after December 15, 2015.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Consolidation: Amendments to the Consolidation Analysis

In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.  The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.  The updated guidance was effective for reporting periods beginning after December 15, 2015.  The updated guidance is consistent with the Company’s accounting policy and its adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for reporting periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued updated guidance to simplify several aspects of accounting for share-based payment transactions as follows:

Accounting for Income Taxes

Under current accounting guidance, if the deduction for a share-based payment award for tax purposes exceeds, or is less than, the compensation cost recognized for financial reporting purposes, the resulting excess tax benefit, or tax deficiency, is reported as part of additional paid-in capital.  Under the updated guidance, these excess tax benefits, or tax deficiencies, are reported as part of income tax expense or benefit in the income statement.  The updated guidance also removes the requirement to delay recognition of any excess tax benefit when there are no current taxes payable to which the benefit would be applied.  The tax-related cash flows resulting from share-based payments are to be included with other income tax cash flows as an operating activity rather than being reported separately as a financing activity.

Forfeitures

The updated guidance permits an entity to make an accounting policy election to either account for forfeitures when they occur or continue to apply the current method of accruing the compensation cost based on the number of awards that are expected to vest.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Minimum Statutory Tax Withholding Requirements

The updated guidance changes the threshold amount an entity can withhold for taxes when settling an equity award and still qualify for equity classification. A company can withhold up to the maximum statutory tax rates in the employees’ applicable jurisdiction rather than withholding up to the employers’ minimum statutory withholding requirement. The update also clarifies that all cash payments made to taxing authorities on behalf of employees for withheld shares are to be presented in financing activities on the statement of cash flows.

Transition

The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted in any interim period; if early adoption is elected, the entity must adopt all of the amendments in the same reporting period and reflect any adjustments as of the beginning of the fiscal year.

The Company adopted the updated guidance effective January 1, 2016.  With respect to the forfeiture accounting policy election, the Company elected to retain its policy of accruing the compensation cost based on the number of awards that are expected to vest. The adoption did not result in any cumulative effect adjustments or restatement and did not have a material effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued updated guidance to require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months.  The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).  Both lease classifications require the lessee to record the right-to-use asset and the lease liability based upon the present value of cash flows.  Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset.  Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease.   The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Additional Accounting Standards Not Yet Adopted

For information regarding additional accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Nature of Operations

The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten.  For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s operating revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$3,599	$508	$1,874	$5,981
Net investment income	415	52	77	544
Fee income	114	—	3	117
Other revenues	33	3	14	50
Total operating revenues (1)	$4,161	$563	$1,968	$6,692
Operating income (1)	$476	$144	$139	$759
2015
Premiums	$3,620	$504	$1,764	$5,888
Net investment income	454	56	82	592
Fee income	111	—	3	114
Other revenues	8	5	12	25
Total operating revenues (1)	$4,193	$565	$1,861	$6,619
Operating income (1)	$515	$124	$252	$891

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$981	$962
Commercial automobile	491	468
Commercial property	437	440
General liability	482	468
Commercial multi-peril	782	774
Other	5	10
Total Domestic	3,178	3,122
International	421	498
Total Business and International Insurance	3,599	3,620
Bond & Specialty Insurance:
Fidelity and surety	230	225
General liability	234	236
Other	44	43
Total Bond & Specialty Insurance	508	504
Personal Insurance:
Automobile	936	836
Homeowners and Other	938	928
Total Personal Insurance	1,874	1,764
Total earned premiums	5,981	5,888
Net investment income	544	592
Fee income	117	114
Other revenues	50	25
Total operating revenues for reportable segments	6,692	6,619
Other revenues	3	—
Net realized investment gains (losses)	(9)	10
Total consolidated revenues	$6,686	$6,629
Income reconciliation, net of tax
Total operating income for reportable segments	$759	$891
Interest Expense and Other (1)	(61)	(64)
Total operating income	698	827
Net realized investment gains (losses)	(7)	6
Total consolidated net income	$691	$833

(1)  The primary component of Interest Expense and Other for the three months ended March 31, 2016 and 2015 was after-tax interest expense of $59 million and $60 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2016	December 31, 2015
Asset reconciliation:
Business and International Insurance	$80,961	$79,692
Bond & Specialty Insurance	7,537	7,360
Personal Insurance	12,905	12,748
Total assets for reportable segments	101,403	99,800
Other assets (1)	277	384
Total consolidated assets	$101,680	$100,184

(1)                  The primary component of other assets at March 31, 2016 was other intangible assets and the primary components at December 31, 2015 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,128	$27	$1	$2,154
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,242	690	1	13,931
Revenue	9,914	563	3	10,474
State general obligation	1,944	102	—	2,046
Pre-refunded	5,640	231	—	5,871
Total obligations of states, municipalities and political subdivisions	30,740	1,586	4	32,322
Debt securities issued by foreign governments	1,794	52	—	1,846
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,799	131	1	1,929
All other corporate bonds	22,921	834	135	23,620
Redeemable preferred stock	108	6	—	114
Total	$59,490	$2,636	$141	$61,985

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,202	$8	$16	$2,194
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,744	577	3	13,318
Revenue	9,492	472	4	9,960
State general obligation	1,978	97	2	2,073
Pre-refunded	5,813	247	—	6,060
Total obligations of states, municipalities and political subdivisions	30,027	1,393	9	31,411
Debt securities issued by foreign governments	1,829	45	1	1,873
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	124	6	1,981
All other corporate bonds	22,854	523	288	23,089
Redeemable preferred stock	103	7	—	110
Total	$58,878	$2,100	$320	$60,658

Pre-refunded bonds of $5.87 billion and $6.06 billion at March 31, 2016 and December 31, 2015, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $421 million and $906 million during the three months ended March 31, 2016 and 2015, respectively. Gross gains of $23 million and $19 million and gross losses of $7 million and $1 million were realized on those sales during the three months ended March 31, 2016 and 2015, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$383	$174	$8	$549
Non-redeemable preferred stock	145	24	8	161
Total	$528	$198	$16	$710

		Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$386	$164	$7	$543
Non-redeemable preferred stock	142	26	6	162
Total	$528	$190	$13	$705

Proceeds from sales of equity securities classified as available for sale were $14 million and $11 million during the three months ended March 31, 2016 and 2015, respectively.  Gross gains of $3 million and $2 million and gross losses of $2 million and $0 million were realized on those sales during the three months ended March 31, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

	Less than 12 months		12 months or longer		Total
(at March 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$171	$—	$10	$1	$181	$1
Obligations of states, municipalities and political subdivisions	681	3	141	1	822	4
Debt securities issued by foreign governments	25	—	—	—	25	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	98	—	73	1	171	1
All other corporate bonds	2,010	70	941	65	2,951	135
Redeemable preferred stock	22	—	—	—	22	—
Total fixed maturities	3,007	73	1,165	68	4,172	141
Equity securities
Public common stock	54	8	34	—	88	8
Non-redeemable preferred stock	29	1	59	7	88	8
Total equity securities	83	9	93	7	176	16
Total	$3,090	$82	$1,258	$75	$4,348	$157

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,820	$15	$28	$1	$1,848	$16
Obligations of states, municipalities and political subdivisions	928	7	142	2	1,070	9
Debt securities issued by foreign governments	172	1	—	—	172	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	473	4	57	2	530	6
All other corporate bonds	7,725	197	710	91	8,435	288
Redeemable preferred stock	8	—	—	—	8	—
Total fixed maturities	11,126	224	937	96	12,063	320
Equity securities
Public common stock	48	6	33	1	81	7
Non-redeemable preferred stock	47	3	38	3	85	6
Total equity securities	95	9	71	4	166	13
Total	$11,221	$233	$1,008	$100	$12,229	$333

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2016 totaled $50 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $18 million and $3 million for the three months ended March 31, 2016 and 2015, respectively.

For fixed maturities held at March 31, 2016 and 2015, the cumulative amount of credit losses recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) was $92 million and $94 million, respectively, on investments for which a portion of the OTTI was recognized in other comprehensive income (loss).  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months ended March 31, 2016 and 2015 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both March 31, 2016 and December 31, 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment gains (losses) in the three months ended March 31, 2016 and 2015 included net losses of $19 million and $10 million, respectively, related to U.S. Treasury futures contracts.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both March 31, 2016 and December 31, 2015.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $116 million and $101 million at March 31, 2016 and December 31, 2015, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $93 million and $117 million at March 31, 2016 and December 31, 2015, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2016 and December 31, 2015.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.            FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,154	$2,154	$—	$—
Obligations of states, municipalities and political subdivisions	32,322	—	32,309	13
Debt securities issued by foreign governments	1,846	—	1,846	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,929	—	1,927	2
All other corporate bonds	23,620	—	23,433	187
Redeemable preferred stock	114	3	104	7
Total fixed maturities	61,985	2,157	59,619	209
Equity securities
Public common stock	549	549	—	—
Non-redeemable preferred stock	161	64	97	—
Total equity securities	710	613	97	—
Other investments	55	16	—	39
Total	$62,750	$2,786	$59,716	$248

During the quarter ended March 31, 2016, the Company’s transfers between Level 1 and Level 2 were not significant.

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	$2,194	$—	$—
Obligations of states, municipalities and political subdivisions	31,411	—	31,398	13
Debt securities issued by foreign governments	1,873	—	1,873	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	—	1,957	24
All other corporate bonds	23,089	—	22,915	174
Redeemable preferred stock	110	3	100	7
Total fixed maturities	60,658	2,197	58,243	218
Equity securities
Public common stock	543	543	—	—
Non-redeemable preferred stock	162	55	107	—
Total equity securities	705	598	107	—
Other investments	56	18	—	38
Total	$61,419	$2,813	$58,350	$256

During the year ended December 31, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2016 or the year ended December 31, 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.            FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,587	$4,587	$1,174	$3,378	$35

Financial liabilities:
Debt	$6,244	$7,419	$—	$7,419	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,671	$4,671	$1,685	$2,958	$28

Financial liabilities:
Debt	$6,244	$7,180	$—	$7,180	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 98% and 99% of short-term securities at March 31, 2016 and December 31, 2015, respectively.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at March 31, 2016 and December 31, 2015.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2016 or year ended December 31, 2015.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2016 and December 31, 2015:

(in millions)	March 31, 2016	December 31, 2015
Business and International Insurance (1)	$2,454	$2,439
Bond & Specialty Insurance	496	496
Personal Insurance	612	612
Other	26	26
Total	$3,588	$3,573

(1)  Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at March 31, 2016 and December 31, 2015:

(at March 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$209	$151	$58
Not subject to amortization	217	—	217
Total	$426	$151	$275

(at December 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$148	$62
Not subject to amortization	217	—	217
Total	$427	$148	$279

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

Amortization expense of intangible assets was $3 million and $11 million for the three months ended March 31, 2016 and 2015, respectively.  Intangible asset amortization expense is estimated to be $8 million for the remainder of 2016, $9 million in 2017, $8 million in 2018, $6 million in 2019 and $5 million in 2020.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2016.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,100	$189	$(713)	$(733)	$(157)
Other comprehensive income (loss) (OCI) before reclassifications	474	(4)	—	90	560
Amounts reclassified from AOCI	(7)	7	11	—	11
Net OCI, current period	467	3	11	90	571
Balance, March 31, 2016	$1,567	$192	$(702)	$(643)	$414

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months ended March 31, 2016 and 2015.

(for the three months ended March 31, in millions)	2016	2015

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$714	$169
Income tax expense	247	56
Net of taxes	467	113
Having credit losses recognized in the consolidated statement of income	5	(5)
Income tax expense (benefit)	2	(2)
Net of taxes	3	(3)
Net changes in benefit plan assets and obligations	16	24
Income tax expense	5	8
Net of taxes	11	16
Net changes in unrealized foreign currency translation	103	(274)
Income tax expense (benefit)	13	(37)
Net of taxes	90	(237)
Total other comprehensive income (loss)	838	(86)
Total income tax expense	267	25
Total other comprehensive income (loss), net of taxes	$571	$(111)

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months ended March 31, 2016 and 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the three months ended March 31, in millions)	2016	2015

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(11)	$(18)
Income tax expense (2)	(4)	(6)
Net of taxes	(7)	(12)
Having credit losses recognized in the consolidated statement of income (1)	11	—
Income tax benefit (2)	4	—
Net of taxes	7	—
Reclassification adjustment related to benefit plan assets and obligations (3)	16	23
Income tax benefit (2)	5	8
Net of taxes	11	15
Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Total reclassifications	16	5
Total income tax benefit	5	2
Total reclassifications, net of taxes	$11	$3

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.             COMMON SHARE REPURCHASES

During the three months ended March 31, 2016, the Company repurchased 5.1 million shares under its share repurchase authorization for a total cost of $550 million.  The average cost per share repurchased was $108.46.  At March 31, 2016, the Company had $2.78 billion of capacity remaining under its share repurchase authorization.  In addition, the Company acquired 0.5 million shares for a total cost of $59 million during the three months ended March 31, 2016 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Basic and Diluted
Net income, as reported	$691	$833
Participating share-based awards — allocated income	(5)	(6)
Net income available to common shareholders — basic and diluted	$686	$827
Common Shares
Basic
Weighted average shares outstanding	294.2	320.8
Diluted
Weighted average shares outstanding	294.2	320.8
Weighted average effects of dilutive securities — stock options and performance shares	3.7	3.7
Total	297.9	324.5
Net Income per Common Share
Basic	$2.33	$2.58
Diluted	$2.30	$2.55

9.             SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2016:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($in millions)
Vested at end of period (1)	8,773,891	$77.11	6.6 Years	$347
Exercisable at end of period	5,158,324	$61.95	4.9 Years	$282

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $50 million and $47 million for the three months ended March 31, 2016 and 2015, respectively.  The related tax benefits recognized in earnings were $17 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2016 was $215 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2015 was $124 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended March 31, in millions)	Pension Plans		Postretirement Benefit Plans
	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$29	$33	$—	$—
Interest cost on benefit obligation	30	36	2	3
Expected return on plan assets	(57)	(58)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	17	24	—	—
Net periodic benefit cost	$19	$35	$1	$2

In first quarter 2016, the Company began to use a full yield curve approach in the estimation of the service and interest cost components of net periodic benefit costs for its qualified and nonqualified domestic pension plans and its domestic postretirement benefit plans. The full yield curve approach applies the specific spot rates along the yield curve that the Company used to determine its projected benefit obligation at the beginning of the year to the projected cash flows related to service and interest costs.  Previously, the Company estimated these service and interest cost components by applying a single weighted-average discount rate derived from this yield curve.  This change was made to provide a better estimate of the service and interest cost components of net periodic benefit costs, consistent with the methodology used to estimate the projected benefit obligation for each of the benefit plans.

This change did not affect the measurement of the Company’s total benefit obligations, as the change in service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period.  The change reduced the service and interest cost components of net periodic benefit costs for the first quarter 2016 by $1 million and $8 million, respectively. The weighted average discount rates that are being used to measure service and interest cost during 2016 are 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested.  Under the Company’s prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan.  The Company accounted for this change as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2016.

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues.  On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties in advance of the August 3, 2015 trial date and ruled in the Company’s favor that the issues for trial will be limited to the two discrete issues remanded by the Court of Appeals.  The reinsurers’ appeals of the trial court’s orders were unsuccessful, and trial of the issues remanded by the Court of Appeals is scheduled for July 6, 2016.  On March 24, 2016, the reinsurers filed a motion to change the venue, which the Company has opposed.  The Company awaits a ruling on that motion.  At March 31, 2016, the claim totaled $514 million, comprising $238 million of reinsurance recoverable plus interest amounting to $276 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to the Company under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of the Company is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.72 billion and $1.71 billion at March 31, 2016 and December 31, 2015, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $391 million at March 31, 2016, of which $2 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at March 31, 2016, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2016, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at March 31, 2016.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,085	$1,896	$—	$—	$5,981
Net investment income	376	166	2	—	544
Fee income	117	—	—	—	117
Net realized investment gains (losses) (1)	(16)	7	—	—	(9)
Other revenues	48	16	—	(11)	53
Total revenues	4,610	2,085	2	(11)	6,686

Claims and expenses
Claims and claim adjustment expenses	2,520	1,192	—	—	3,712
Amortization of deferred acquisition costs	650	321	—	—	971
General and administrative expenses	704	298	4	(11)	995
Interest expense	12	—	79	—	91
Total claims and expenses	3,886	1,811	83	(11)	5,769

Income (loss) before income taxes	724	274	(81)	—	917
Income tax expense (benefit)	199	69	(42)	—	226
Net income of subsidiaries	—	—	730	(730)	—
Net income	$525	$205	$691	$(730)	$691

(1) Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Total OTTI losses	$(14)	$(14)	$—	$—	$(28)
OTTI losses recognized in net realized investment gains (losses)	$(9)	$(9)	$—	$—	$(18)
OTTI losses recognized in OCI	$(5)	$(5)	$—	$—	$(10)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$3,996	$1,892	$—	$—	$5,888
Net investment income	411	180	1	—	592
Fee income	114	—	—	—	114
Net realized investment gains (1)	2	7	1	—	10
Other revenues	21	4	—	—	25
Total revenues	4,544	2,083	2	—	6,629

Claims and expenses
Claims and claim adjustment expenses	2,309	1,122	—	—	3,431
Amortization of deferred acquisition costs	642	321	—	—	963
General and administrative expenses	698	292	5	—	995
Interest expense	12	—	80	—	92
Total claims and expenses	3,661	1,735	85	—	5,481

Income (loss) before income taxes	883	348	(83)	—	1,148
Income tax expense (benefit)	251	93	(29)	—	315
Net income of subsidiaries	—	—	887	(887)	—
Net income	$632	$255	$833	$(887)	$833

(1) Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Total OTTI losses	$(1)	$(3)	$—	$—	$(4)
OTTI losses recognized in net realized investment gains	$(1)	$(2)	$—	$—	$(3)
OTTI losses recognized in OCI	$—	$(1)	$—	$—	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$525	$205	$691	$(730)	$691

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	485	228	1	—	714
Having credit losses recognized in the consolidated statement of income	2	3	—	—	5
Net changes in benefit plan assets and obligations	—	1	15	—	16
Net changes in unrealized foreign currency translation	94	9	—	—	103

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	581	241	16	—	838
Income tax expense	181	79	7	—	267

Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	400	162	9	—	571
Other comprehensive income of subsidiaries	—	—	562	(562)	—

Other comprehensive income	400	162	571	(562)	571

Comprehensive income	$925	$367	$1,262	$(1,292)	$1,262

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$632	$255	$833	$(887)	$833

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	134	33	2	—	169
Having credit losses recognized in the consolidated statement of income	(4)	(1)	—	—	(5)
Net changes in benefit plan assets and obligations	—	1	23	—	24
Net changes in unrealized foreign currency translation	(179)	(95)	—	—	(274)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(49)	(62)	25	—	(86)
Income tax expense	14	3	8	—	25

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(63)	(65)	17	—	(111)
Other comprehensive loss of subsidiaries	—	—	(128)	128	—

Other comprehensive loss	(63)	(65)	(111)	128	(111)

Comprehensive income	$569	$190	$722	$(759)	$722

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,490)	$42,898	$19,039	$48	$—	$61,985
Equity securities, available for sale, at fair value (cost $528)	193	374	143	—	710
Real estate investments	55	872	—	—	927
Short-term securities	2,100	861	1,626	—	4,587
Other investments	2,563	905	1	—	3,469

Total investments	47,809	22,051	1,818	—	71,678

Cash	211	148	2	—	361
Investment income accrued	420	176	3	—	599
Premiums receivable	4,599	2,246	—	—	6,845
Reinsurance recoverables	5,937	2,866	—	—	8,803
Ceded unearned premiums	737	68	—	—	805
Deferred acquisition costs	1,702	197	—	—	1,899
Contractholder receivables	3,432	987	—	—	4,419
Goodwill	2,584	1,004	—	—	3,588
Other intangible assets	202	73	—	—	275
Investment in subsidiaries	—	—	28,081	(28,081)	—
Other assets	2,070	322	16	—	2,408

Total assets	$69,703	$30,138	$29,920	$(28,081)	$101,680

Liabilities
Claims and claim adjustment expense reserves	$32,378	$16,262	$—	$—	$48,640
Unearned premium reserves	8,603	3,728	—	—	12,331
Contractholder payables	3,432	987	—	—	4,419
Payables for reinsurance premiums	267	171	—	—	438
Deferred taxes	108	4	(30)	—	82
Debt	692	—	5,652	—	6,344
Other liabilities	3,949	1,169	142	—	5,260

Total liabilities	49,429	22,321	5,764	—	77,514

Shareholders’ equity
Common stock (1,750.0 shares authorized; 292.4 shares issued and outstanding)	—	390	22,269	(390)	22,269
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,848	673	30,444	(8,511)	30,454
Accumulated other comprehensive income	792	255	414	(1,047)	414
Treasury stock, at cost (473.2 shares)	—	—	(28,971)	—	(28,971)

Total shareholders’ equity	20,274	7,817	24,156	(28,081)	24,166

Total liabilities and shareholders’ equity	$69,703	$30,138	$29,920	$(28,081)	$101,680

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $58,878)	$42,289	$18,323	$46	$—	$60,658
Equity securities, available for sale, at fair value (cost $528)	189	375	141	—	705
Real estate investments	56	933	—	—	989
Short-term securities	1,947	1,178	1,546	—	4,671
Other investments	2,516	930	1	—	3,447

Total investments	46,997	21,739	1,734	—	70,470

Cash	225	153	2	—	380
Investment income accrued	453	185	4	—	642
Premiums receivable	4,336	2,101	—	—	6,437
Reinsurance recoverables	5,849	3,061	—	—	8,910
Ceded unearned premiums	610	46	—	—	656
Deferred acquisition costs	1,660	189	—	—	1,849
Deferred taxes	178	83	35	—	296
Contractholder receivables	3,387	987	—	—	4,374
Goodwill	2,573	1,000	—	—	3,573
Other intangible assets	203	76	—	—	279
Investment in subsidiaries	—	—	27,573	(27,573)	—
Other assets	1,958	344	16	—	2,318

Total assets	$68,429	$29,964	$29,364	$(27,573)	$100,184

Liabilities
Claims and claim adjustment expense reserves	$31,965	$16,330	$—	$—	$48,295
Unearned premium reserves	8,335	3,636	—	—	11,971
Contractholder payables	3,387	987	—	—	4,374
Payables for reinsurance premiums	175	121	—	—	296
Debt	693	—	5,651	—	6,344
Other liabilities	3,958	1,221	127	—	5,306

Total liabilities	48,513	22,295	5,778	—	76,586

Shareholders’ equity
Common stock (1,750.0 shares authorized; 295.9 shares issued and outstanding)	—	390	22,172	(390)	22,172
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,888	688	29,933	(8,564)	29,945
Accumulated other comprehensive income (loss)	394	92	(157)	(486)	(157)
Treasury stock, at cost (467.6 shares)	—	—	(28,362)	—	(28,362)

Total shareholders’ equity	19,916	7,669	23,586	(27,573)	23,598

Total liabilities and shareholders’ equity	$68,429	$29,964	$29,364	$(27,573)	$100,184

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$525	$205	$691	$(730)	$691
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	151	(55)	115	(52)	159
Net cash provided by (used in) operating activities	676	150	806	(782)	850

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,239	507	2	—	1,748
Proceeds from sales of investments:
Fixed maturities	237	183	1	—	421
Equity securities	4	10	—	—	14
Real estate investments	—	69	—	—	69
Other investments	122	64	—	—	186
Purchases of investments:
Fixed maturities	(1,534)	(1,162)	(4)	—	(2,700)
Equity securities	(1)	(10)	(1)	—	(12)
Real estate investments	—	(7)	—	—	(7)
Other investments	(123)	(39)	—	—	(162)
Net sales (purchases) of short-term securities	(152)	317	(80)	—	85
Securities transactions in course of settlement	159	131	1	—	291
Other	(78)	(1)	—	—	(79)
Net cash provided by (used in) investing activities	(127)	62	(81)	—	(146)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(550)	—	(550)
Treasury stock acquired — net employee share-based compensation	—	—	(59)	—	(59)
Dividends paid to shareholders	—	—	(180)	—	(180)
Issuance of common stock — employee share options	—	—	64	—	64
Dividends paid to parent company	(565)	(217)	—	782	—
Net cash used in financing activities	(565)	(217)	(725)	782	(725)

Effect of exchange rate changes on cash	2	—	—	—	2
Net decrease in cash	(14)	(5)	—	—	(19)
Cash at beginning of year	225	153	2	—	380
Cash at end of period	$211	$148	$2	$—	$361

Supplemental disclosure of cash flow information
Income taxes paid (received)	$51	$17	$(5)	$—	$63
Interest paid	$16	$—	$26	$—	$42

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$632	$255	$833	$(887)	$833
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	(405)	(350)	16	105	(634)
Net cash provided by (used in) operating activities	227	(95)	849	(782)	199

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,851	979	—	—	2,830
Proceeds from sales of investments:
Fixed maturities	555	351		—	906
Equity securities	6	5	—	—	11
Real estate investments	—	7	—	—	7
Other investments	98	48	—	—	146
Purchases of investments:
Fixed maturities	(2,133)	(1,192)	—	—	(3,325)
Equity securities	(1)	(6)	(1)	—	(8)
Real estate investments	—	(6)	—	—	(6)
Other investments	(139)	(29)	—	—	(168)
Net sales (purchases) of short-term securities	(23)	6	(117)	—	(134)
Securities transactions in course of settlement	175	130	—	—	305
Other	(89)	(1)	—	—	(90)
Net cash provided by (used in) investing activities	300	292	(118)	—	474

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(600)	—	(600)
Treasury stock acquired — net employee share-based compensation	—	—	(71)	—	(71)
Dividends paid to shareholders	—	—	(177)	—	(177)
Issuance of common stock — employee share options	—	—	90	—	90
Excess tax benefits from share-based payment arrangements	—	—	27	—	27
Dividends paid to parent company	(552)	(230)	—	782	—
Net cash used in financing activities	(552)	(230)	(731)	782	(731)

Effect of exchange rate changes on cash	(1)	(7)	—	—	(8)
Net decrease in cash	(26)	(40)	—	—	(66)
Cash at beginning of year	221	151	2	—	374
Cash at end of period	$195	$111	$2	$—	$308

Supplemental disclosure of cash flow information
Income taxes paid (received)	$138	$52	$(64)	$—	$126
Interest paid	$16	$—	$18	$—	$34

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2016 First Quarter Consolidated Results of Operations

•                   Net income of $691 million, or $2.33 per share basic and $2.30 per share diluted

•                   Net earned premiums of $5.98 billion

•                   Catastrophe losses of $318 million ($207 million after-tax)

•                   Net favorable prior year reserve development of $180 million ($119 million after-tax)

•                   Combined ratio of 92.3%

•                   Net investment income of $544 million ($439 million after-tax)

•                   Operating cash flows of $850 million

2016 First Quarter Consolidated Financial Condition

•                   Total investments of $71.68 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $101.68 billion

•                   Total debt of $6.34 billion, resulting in a debt-to-total capital ratio of 20.8% (22.1% excluding net unrealized investment gains, net of tax)

•                   Repurchased 5.6 million common shares for a total cost of $609 million and paid $180 million of dividends to shareholders

•                   Common stock dividend increased to $0.67 per share, a 10% increase, on April 21, 2016

•                   Shareholders’ equity of $24.17 billion

•                   Net unrealized investment gains of $2.69 billion ($1.76 billion after-tax)

•                   Book value per common share of $82.65

•      Holding company liquidity of $1.71 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2016	2015
Revenues
Premiums	$5,981	$5,888
Net investment income	544	592
Fee income	117	114
Net realized investment gains (losses)	(9)	10
Other revenues	53	25

Total revenues	6,686	6,629

Claims and expenses
Claims and claim adjustment expenses	3,712	3,431
Amortization of deferred acquisition costs	971	963
General and administrative expenses	995	995
Interest expense	91	92

Total claims and expenses	5,769	5,481

Income before income taxes	917	1,148
Income tax expense	226	315

Net income	$691	$833

Net income per share
Basic	$2.33	$2.58

Diluted	$2.30	$2.55

Combined ratio
Loss and loss adjustment expense ratio	61.1%	57.4%
Underwriting expense ratio	31.2	31.5

Combined ratio	92.3%	88.9%

Incremental impact of direct to consumer initiative on combined ratio	0.3%	0.4%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.30 in the first quarter of 2016 decreased by 10% from diluted net income per share of $2.55 in the same period of 2015.  Net income of $691 million in the first quarter of 2016 decreased by 17% from net income of $833 million in the same period of 2015.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) lower net investment income. Net favorable prior year reserve development in the first quarters of 2016 and 2015 was $180 million and $243 million, respectively.  Catastrophe losses in the first quarters of 2016 and 2015 were $318 million and $162 million, respectively.  Partially offsetting the net pre-tax decrease in income was a related decrease in income tax expense.

The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland, as well as in Brazil, primarily through a joint venture.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months ended March 31, 2016 and 2015, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or the Business and International Insurance segment’s operating income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2016 were $5.98 billion, $93 million or 2% higher than in the same period of 2015.  In the Business and International Insurance segment, earned premiums in the first quarter of 2016 decreased by 1% from the same period of 2015.  In the Bond & Specialty Insurance segment, earned premiums in the first quarter of 2016 increased by 1% over the same period of 2015.  In the Personal Insurance segment, earned premiums in the first quarter of 2016 increased by 6% over the same period of 2015.  Factors contributing to the changes in earned premiums are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, dollars in millions)	2016	2015
Average investments (1)	$69,926	$70,722
Pre-tax net investment income	544	592
After-tax net investment income	439	478
Average pre-tax yield (2)	3.1%	3.3%
Average after-tax yield (2)	2.5%	2.7%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2016 was $544 million, $48 million or 8% lower than in the same period of 2015.  Net investment income from fixed maturity investments was $503 million in the first quarter of 2016, a decrease of $28 million from the same period in 2015.  The decrease primarily resulted from lower long-term reinvestment rates available in the market.  Net investment income generated by non-fixed maturity investments was $44 million in the first quarter of 2016, a decrease of $25 million from the same period of 2015 primarily due to lower hedge fund returns.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The $3 million increase in fee income in the first quarter of 2016 compared with the same period of 2015 is discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

(for the three months ended March 31, in millions)	2016	2015
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses	$(18)	$(3)
Other net realized investment gains	9	13
Net realized investment gains (losses)	$(9)	$10

Other Revenues

Other revenues in the first quarters of 2016 and 2015 included installment premium charges.  Other revenues in the first quarter of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the Business and International Insurance segment.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2016 were $3.71 billion, $281 million or 8% higher than in the same period of 2015, primarily reflecting (i) higher catastrophe losses, (ii) the impact of loss cost trends, (iii) lower net favorable prior year reserve development and (iv) higher volumes of insured exposures, partially offset by (v) lower non-catastrophe weather-related losses.  Catastrophe losses in the first quarter of 2016 primarily resulted from wind and hail storms in Texas and several other regions of the United States, as well as winter storms in the eastern United States.  Catastrophe losses in the first quarter of 2015 resulted from a winter storm in the eastern United States.  Factors contributing to net favorable prior year reserve development in each segment during the first quarters of 2016 and 2015 are discussed in more detail in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2016, 2015 and 2014, the amount of related net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2016 and 2015, and the estimate of ultimate losses for those catastrophes at March 31, 2016 and December 31, 2015.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2015 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development For The Three Months Ended March 31,			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2016	2015		March 31, 2016	December 31, 2015

2014
PCS Serial Number:
32 – Winter storm	$(1)		$(1)	$138		$139
43 – Severe wind and hail storms	$—		$—	$176		$176

2015
PCS Serial Number:
68 – Winter storm	$—		$162	$140		$140

2016
PCS Serial Number:
21 – Severe wind and hail storms	$163	$	n/a	$163	$	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2016 of $971 million was $8 million or 1% higher than in the same period of 2015.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2016 were $995 million, level with the same period of 2015.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarters of 2016 and 2015 was $91 million and $92 million, respectively.

Income Tax Expense

Income tax expense in the first quarter of 2016 was $226 million, $89 million or 28% lower than in the same period of 2015, which primarily reflected the $231 million decrease in income before income taxes in the first quarter of 2016.

The Company’s effective tax rate was 25% and 27% in the first quarters of 2016 and 2015, respectively.  The effective tax rates in both periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 92.3% in the first quarter of 2016 was 3.4 points higher than the combined ratio of 88.9% in the same period of 2015.

The loss and loss adjustment expense ratio of 61.1% in the first quarter of 2016 was 3.7 points higher than the loss and loss adjustment expense ratio of 57.4% in the same period of 2015.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 provided 3.0 points and 4.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses accounted for 5.3 points and 2.7 points of the 2016 and 2015 first quarter loss and loss adjustment expense ratios, respectively.  The 2016 first quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was level with the 2015 ratio on the same basis.

The underwriting expense ratio of 31.2% in the first quarter of 2016 was 0.3 points lower than the underwriting expense ratio of 31.5% in the same period of 2015.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Business and International Insurance	$4,366	$4,276
Bond & Specialty Insurance	536	522
Personal Insurance	1,810	1,676

Total	$6,712	$6,474

	Net Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Business and International Insurance	$3,914	$3,797
Bond & Specialty Insurance	492	478
Personal Insurance	1,760	1,622

Total	$6,166	$5,897

Gross written premiums in the first quarter of 2016 increased by 4% over the same period of 2015.  Net written premiums in the first quarter of 2016 increased by 5% over the same period of 2015.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2016	2015
Revenues
Earned premiums	$3,599	$3,620
Net investment income	415	454
Fee income	114	111
Other revenues	33	8

Total revenues	$4,161	$4,193

Total claims and expenses	$3,541	$3,503
Operating income	$476	$515

Loss and loss adjustment expense ratio	62.4%	61.2%
Underwriting expense ratio	32.4	32.1

Combined ratio	94.8%	93.3%

Overview

Operating income in the first quarter of 2016 was $476 million, $39 million or 8% lower than operating income of $515 million in the same period of 2015.  The decrease primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net investment income.  Catastrophe losses in the first quarters of 2016 and 2015 were $148 million and $99 million, respectively.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 was $93 million and $77 million, respectively.  Partially offsetting the net pre-tax decrease in operating income was a related decrease in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2016 were $3.60 billion, $21 million or 1% lower than in the same period of 2015.

Net Investment Income

Net investment income in the first quarter of 2016 was $415 million, $39 million or 9% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2016 compared with the same period of 2015.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the first quarter of 2016 was $114 million, $3 million or 3% higher than in the same period of 2015, primarily reflecting the impact of higher claim volume in the large deductible business driven by growth.

Other Revenues

Other revenues in the first quarters of 2016 and 2015 included installment premium charges.  Other revenues in the first quarter of 2016 also included proceeds from the favorable settlement of a claims-related legal matter.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2016 were $2.30 billion, $34 million or 2% higher than in the same period of 2015, primarily reflecting the impacts of (i) loss cost trends and (ii) higher catastrophe losses, partially offset by (iii) lower non-catastrophe weather-related losses and (iv) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first quarter of 2016 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for excess coverages for accident years 2006 and prior, (ii) the general liability product line, primarily related to excess coverages for accident years 2011 and 2013 and (iii) the commercial automobile product line for accident years 2010 and prior, as well as in the Company’s international operations in Europe and Canada.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the general liability product line, primarily related to primary coverages for accident years 2005 and prior, and (ii) the workers’ compensation product line for accident years 2007 and prior.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2016 was $579 million, $5 million or 1% lower than in the same period of 2015, generally consistent with the decrease in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2016 were $663 million, $9 million or 1% higher than in the same period of 2015.

Income Tax Expense

Income tax expense in the first quarter of 2016 was $144 million, $31 million or 18% lower than in the same period of 2015, primarily reflecting the $70 million decrease in income before income taxes in the first quarter of 2016.

Combined Ratio

The combined ratio of 94.8% in the first quarter of 2016 was 1.5 points higher than the combined ratio of 93.3% in the same period of 2015.

The loss and loss adjustment expense ratio of 62.4% in the first quarter of 2016 was 1.2 points higher than the loss and loss adjustment expense ratio of 61.2% in the same period of 2015.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 provided 2.6 points and 2.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2016 and 2015 accounted for 4.1 points and 2.7 points, respectively, of the loss and loss adjustment expense ratio.  The 2016 first quarter underlying loss and loss adjustment expense ratio was 0.3 points higher than the 2015 ratio on the same basis.

The underwriting expense ratio of 32.4% in the first quarter of 2016 was 0.3 points higher than the underwriting expense ratio of 32.1% in the same period of 2015.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Domestic:
Select Accounts	$744	$740
Middle Market	1,901	1,819
National Accounts	534	510
First Party	440	423
Specialized Distribution	288	270
Total Domestic	3,907	3,762
International	459	514
Total Business and International Insurance	$4,366	$4,276

	Net Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Domestic:
Select Accounts	$724	$722
Middle Market	1,829	1,726
National Accounts	320	299
First Party	358	340
Specialized Distribution	286	268
Total Domestic	3,517	3,355
International	397	442
Total Business and International Insurance	$3,914	$3,797

Gross and net written premiums in the first quarter of 2016 increased by 2% and 3%, respectively, over the same period of 2015.  Business retention rates remained strong and were higher than in the same period of 2015.  Renewal premium changes remained positive in the first quarter of 2016 but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

Select Accounts.  Net written premiums of $724 million in the first quarter of 2016 were comparable with the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

Middle Market.  Net written premiums of $1.83 billion in the first quarter of 2016 increased by 6% over the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015. The increase in net written premiums in the first quarter of 2016 also included a modest benefit from the impact of changes in the timing and structure of certain reinsurance transactions.

National Accounts.  Net written premiums of $320 million in the first quarter of 2016 increased by 7% over the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive and were higher than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

First Party.  Net written premiums of $358 million in the first quarter of 2016 increased by 5% over the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 were slightly negative, compared with slightly positive in the same period of 2015. New business premiums in the first quarter of 2016 increased over the same period of 2015.

Specialized Distribution.  Net written premiums of $286 million in the first quarter of 2016 increased by 7% over the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

International.  Net written premiums of $397 million in the first quarter of 2016 decreased by 10% from the same period of 2015, primarily due to changes in foreign currency exchange rates.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2016 remained strong but were lower than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 were slightly negative as compared to flat in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2016	2015
Revenues
Earned premiums	$508	$504
Net investment income	52	56
Other revenues	3	5

Total revenues	$563	$565

Total claims and expenses	$354	$386
Operating income	$144	$124

Loss and loss adjustment expense ratio	31.9%	37.6%
Underwriting expense ratio	37.4	38.5

Combined ratio	69.3%	76.1%

Overview

Operating income in the first quarter of 2016 was $144 million, $20 million or 16% higher than operating income of $124 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underwriting margins excluding prior year reserve development and catastrophe losses (“underlying underwriting margins”).  Net favorable prior year reserve development in the first quarters of 2016 and 2015 was $60 million and $35 million, respectively.  Catastrophe losses in the first quarters of both 2016 and 2015 were $1 million.  Partially offsetting the net pre-tax increase in operating income was a related increase in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2016 were $508 million, $4 million or 1% higher than in the same period of 2015, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2016 was $52 million, $4 million or 7% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment income in the first quarter of 2016 as compared with the same period of 2015.

In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2016 were $164 million, $28 million or 15% lower than in the same period of 2015, primarily reflecting higher net favorable prior year reserve development.  Net favorable prior year reserve development in first quarter 2016 was primarily driven by better than expected loss experience in the surety product line for accident years 2012 through 2014.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2012.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2016 was $96 million, $2 million or 2% higher than in the same period of 2015, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2016 were $94 million, $6 million or 6% lower than in the same period of 2015, primarily reflecting the impact of certain customer-related intangible assets which became fully amortized in the second quarter of 2015.

Income Tax Expense

Income tax expense in the first quarter of 2016 was $65 million, $10 million or 18% higher than in the same period of 2015, primarily reflecting the $30 million increase in income before income taxes.

Combined Ratio

The combined ratio of 69.3% in the first quarter of 2016 was 6.8 points lower than the combined ratio of 76.1% in the same period of 2015.

The loss and loss adjustment expense ratio of 31.9% in the first quarter of 2016 was 5.7 points lower than the loss and loss adjustment expense ratio of 37.6% in the same period of 2015.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 provided 11.9 points and 6.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of both 2016 and 2015 accounted for 0.1 points of the loss and loss adjustment expense ratio.  The 2016 first quarter underlying loss and loss adjustment expense ratio was 0.7 points lower than the 2015 ratio on the same basis, primarily reflecting lower loss estimates in certain management liability businesses.

The underwriting expense ratio of 37.4% in the first quarter of 2016 was 1.1 points lower than the underwriting expense ratio of 38.5% in the same period of 2015, primarily reflecting the impact of certain customer-related intangible assets which became fully amortized in the second quarter of 2015.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Total Bond & Specialty Insurance	$536	$522

	Net Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Total Bond & Specialty Insurance	$492	$478

Gross and net written premiums in the first quarter of 2016 were each 3% higher than in the same period of 2015.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2016	2015
Revenues
Earned premiums	$1,874	$1,764
Net investment income	77	82
Fee income	3	3
Other revenues	14	12

Total revenues	$1,968	$1,861

Total claims and expenses	$1,775	$1,493

Operating income	$139	$252

Loss and loss adjustment expense ratio	66.7%	55.2%
Underwriting expense ratio	27.0	28.3

Combined ratio	93.7%	83.5%

Incremental impact of direct to consumer initiative on combined ratio	0.9%	1.7%

Overview

Operating income in the first quarter of 2016 was $139 million, $113 million or 45% lower than operating income of $252 million in the same period of 2015.  The decrease in operating income primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underlying underwriting margins.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 was $27 million and $131 million, respectively.  Catastrophe losses in the first quarters of 2016 and 2015 were $169 million and $62 million, respectively.  Partially offsetting the net pre-tax decrease in operating income was a related decrease in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2016 were $1.87 billion, $110 million or 6% higher than in the same period of 2015, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2016 was $77 million, $5 million or 6% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2016 compared with the same period of 2015.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the first quarters of 2016 and 2015 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2016 were $1.25 billion, $275 million or 28% higher than in the same period of 2015, primarily reflecting (i) higher catastrophe losses, (ii) lower net favorable prior year reserve development, (iii) higher volumes of insured exposures and (iv) the impact of loss cost trends, partially offset by (v) lower non-catastrophe weather-related losses.  Net favorable prior year reserve development in first quarter 2016 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident year 2014 and (ii) in the Automobile product line for accident year 2014.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident years 2013 and 2014 and for catastrophe losses for accident year 2011, and (ii) the Automobile product line for liability coverages for accident years 2010 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2016 was $296 million, $11 million or 4% higher than in the same period of 2015, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2016 were $230 million, $4 million or 2% lower than in the same period of 2015.

Income Tax Expense

Income tax expense in the first quarter of 2016 was $54 million, $62 million or 53% lower than in the same period of 2015, primarily reflecting the $175 million decrease in income before income taxes.

Combined Ratio

The combined ratio of 93.7% in the first quarter of 2016 was 10.2 points higher than the combined ratio of 83.5% in the same period of 2015.

The loss and loss adjustment expense ratio of 66.7% in the first quarter of 2016 was 11.5 points higher than the loss and loss adjustment expense ratio of 55.2% in the same period of 2015.  Net favorable prior year reserve development in the first quarters of 2016 and 2015 provided 1.4 points and 7.5 points of benefit to the loss and loss adjustment expense ratio, respectively.  Catastrophe losses accounted for 9.0 points and 3.5 points of the loss and loss adjustment expense ratios in the first quarters of 2016 and 2015, respectively.  The 2016 first quarter underlying loss and loss adjustment expense ratio was 0.1 points lower than the 2015 ratio on the same basis.

The underwriting expense ratio of 27.0% in the first quarter of 2016 was 1.3 points lower than the underwriting expense ratio of 28.3% in the same period of 2015, primarily reflecting the impact of an increase in earned premiums, as well as the decrease in general and administrative expenses.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Agency Automobile	$939	$828
Agency Homeowners and Other	803	795

Total Agency Personal Insurance	$1,742	$1,623

	Net Written Premiums
(for the three months ended March 31, in millions)	2016	2015

Agency Automobile	$932	$822
Agency Homeowners and Other	760	748

Total Agency Personal Insurance	$1,692	$1,570

Gross agency written premiums in the first quarter of 2016 were 7% higher than in the same period of 2015.  Net agency written premiums were 8% higher than in the same period of 2015.

In the Agency Automobile line of business, net written premiums in the first quarter of 2016 were 13% higher than in the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015 as a result of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2016 were 2% higher than in the same period of 2015.  Business retention rates in the first quarter of 2016 remained strong and were higher than in the same period of 2015.  Renewal premium changes in the first quarter of 2016 remained positive but were lower than in the same period of 2015.  New business premiums in the first quarter of 2016 increased over the same period of 2015.

For its Agency business, the Personal Insurance segment had approximately 6.3 million and 6.0 million active policies at March 31, 2016 and 2015, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the first quarter of 2016 were $68 million, $16 million or 31% higher than in the same period of 2015.  In the first quarter of 2016, automobile net written premiums increased by $13 million, or 34% and homeowners and other net written premiums increased by $3 million, or 21% over the same period of 2015.  The direct to consumer business had 254,000 and 203,000 active policies at March 31, 2016 and 2015, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2016	2015
Operating income (loss)	$(61)	$(64)

The operating income (loss) for Interest Expense and Other in the first quarter of 2016 and 2015 was $(61) million and $(64) million, respectively.  After-tax interest expense was $59 million and $60 million in the first quarters of 2016 and 2015, respectively.

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

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.  Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements).  The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied.  On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied.  On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, comprised of the $502 million settlement amounts, plus pre- and post-judgment interest of $77 million, and the Company made that payment in 2015.  For a full discussion of these settlement agreements and related litigation, see the “Settlement of Asbestos Direct Action Litigation” section of note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.  It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.  Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves.  While the Company believes that over the past several years there has been a reduction in the volatility associated with the Company’s overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

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

Net asbestos paid loss and loss expenses in the first quarter of 2016 were $37 million, compared with $520 million in the same period of 2015.  Net payments in the first quarter of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.  Net asbestos reserves were $1.77 billion at March 31, 2016, compared with $1.84 billion at March 31, 2015.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2016	2015
Beginning reserves:
Gross	$1,989	$2,520
Ceded	(179)	(163)

Net	1,810	2,357

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	52	560
Ceded	(15)	(40)

Net	37	520

Foreign exchange and other:
Gross	—	(1)
Ceded	—	—

Net	—	(1)

Ending reserves:
Gross	1,937	1,959
Ceded	(164)	(123)

Net	$1,773	$1,836

See “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

On January 29, 2009, the Company and PPG Industries, Inc (“PPG”), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG.  The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization (“Amended Plan”) proposed as part of the Pittsburgh Corning Corp. (“PCC,” which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims.  Under the agreement in principle, the Company has the option to make a series of payments over 20 years totaling approximately $620 million to the Trust created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of June 30, 2016, would total approximately $525 million.  The Company’s obligations under the agreement in principle were included in its claim and claim adjustment expense reserves at March 31, 2016 and December 31, 2015.  On January 7, 2016, the final objections to the Amended Plan were dismissed.  The agreement in principle with PPG is still subject to the condition that the Amended Plan becomes effective.  The Company expects that the Plan will become effective, and that it will make the one-time payment, in the second quarter of 2016.

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

Net environmental paid loss and loss expenses in the first quarters of both 2016 and 2015 were $10 million.  At March 31, 2016, approximately 92% of the net environmental reserve (approximately $325 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $27 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2016	2015
Beginning reserves:
Gross	$375	$353
Ceded	(14)	(7)

Net	361	346

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	10	11
Ceded	—	(1)

Net	10	10

Foreign exchange and other:
Gross	1	(1)
Ceded	—	—

Net	1	(1)

Ending reserves:
Gross	366	341
Ceded	(14)	(6)

Net	$352	$335

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2016 were $71.68 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2016 was $61.99 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2016 and December 31, 2015.  Below investment grade securities represented 2.9% and 2.8% of the total fixed maturity investment portfolio at March 31, 2016 and December 31, 2015, respectively.  The average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at March 31, 2016 and 3.9 (4.2 excluding short-term securities) at December 31, 2015.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2016 and December 31, 2015 included $32.32 billion and $31.41 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2016 and December 31, 2015 were $5.87 billion and $6.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2016, approximately 97% were rated at “A3” or above, and approximately 90% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2016.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2016, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2016 and December 31, 2015 included $1.93 billion and $1.98 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2016 and December 31, 2015 were $650 million and $676 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.28 billion and $1.30 billion at March 31, 2016 and December 31, 2015, respectively.  Approximately 47% and 48% of the Company’s CMO holdings at March 31, 2016 and December 31, 2015, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $674 million and $683 million of non-guaranteed CMO holdings was “Baa2” at both March 31, 2016 and December 31, 2015.  The average credit rating of all of the above securities was “Aa3” at both March 31, 2016 and December 31, 2015.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2015 Annual Report.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2016 and December 31, 2015, the carrying value of the Company’s other investments was $3.47 billion and $3.45 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2015 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2016	December 31, 2015
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,754	$3,848
Allowance for uncollectible reinsurance	(151)	(157)

Net reinsurance recoverables	3,603	3,691
Mandatory pools and associations	2,011	2,015
Structured settlements	3,189	3,204

Total reinsurance recoverables	$8,803	$8,910

The $88 million decline in net reinsurance recoverables from December 31, 2015 primarily reflected the impacts of cash collections in the first quarter of 2016.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards.  In the Business and International Insurance segment, the Company expects that domestic renewal premium changes during the remainder of 2016 will remain positive and will be broadly consistent with the levels attained in the first quarter of 2016.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes during the remainder of 2016 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first quarter of 2016.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2016 will remain positive, but will be slightly lower than the levels attained in the first quarter of 2016.  With respect to surety business within the Bond & Specialty Insurance segment, the Company expects that net written premium volume during the remainder of 2016 will be slightly higher than the levels attained in the same period of 2015. In the Personal Insurance segment, the Company expects that Agency Auto renewal premium changes during the remainder of 2016 will remain positive and will be slightly higher than the levels attained in the first quarter of 2016, and Agency Homeowners and Other renewal premium changes during the remainder of 2016 will remain positive, but will be slightly lower than the levels attained in the first quarter of 2016.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2016 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.  The Company expects that its Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business will continue to generate increased levels of new business premiums during the remainder of

2016 compared with the levels attained in the same period of 2015, although at a lower rate of increase than in recent periods.  The Company also expects that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment’s Agency Automobile line of business will continue to increase during the remainder of 2016 compared with the number of policies in force at December 31, 2015.  Policies in force in the Personal Insurance segment’s Homeowners and Other line of business are also expected to increase during the remainder of 2016 compared with the number of policies in force at December 31, 2015.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio in the short-term.

General uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the political and regulatory environment, geopolitical instability, the United Kingdom’s possible withdrawal from the European Union, slow growth and economic uncertainty in the United States and in various parts of the world, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in the remainder of 2016, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

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

For a number of years, the Company’s results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience in all of the Company’s segments.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

It is possible that the steps taken by the federal government in recent years, particularly by the Federal Reserve, to stabilize financial markets and improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered “long tail”, such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year.  For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected” in the Company’s 2015 Annual Report.

In Business and International Insurance, the Company expects underlying underwriting margins during the remainder of 2016 will be broadly consistent with those in the same period of 2015.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins during the remainder of 2016 will be broadly consistent with those in the same period of 2015.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2016 will be lower than in the same period of 2015.  In Agency Automobile, the Company expects underlying underwriting margins during the remainder of 2016 will be slightly lower than in the same period of 2015, reflecting the impact from the significant levels of new business in recent years.  In Agency Homeowners and Other, the Company expects underlying underwriting margins during the remainder of 2016 will be lower than in the same period of 2015, reflecting higher (and more normalized) levels of loss activity.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at March 31, 2016.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, during the remainder of 2016, result in approximately $25 million to $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2015.  Net investment income from the non-fixed maturity investment portfolio in the first quarter of 2016 was lower than in the same period of 2015.  Given recent levels of market volatility, there is more than the usual uncertainty as to the impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2016.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2016, the Company could experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $2.50 billion ($1.63 billion after-tax) in its fixed maturity investment portfolio at March 31, 2016.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio” herein.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to a number of risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk” in the Company’s 2015 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2016, see “Liquidity and Capital Resources” herein.  As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates.  For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity.  For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2015 Annual Report.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report and “Critical Accounting Estimates” herein.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2015 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2016, TRV held total cash and short-term invested assets in the United States aggregating $1.71 billion and having a weighted average maturity of 57 days.  TRV has established a holding company liquidity target equal to its estimated annual pretax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $1.71 billion at March 31, 2016 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2016, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2016.

TRV has a shelf registration statement with the Securities and Exchange Commission that expires in June 2016 which permits it to issue securities from time to time.  The Company intends to file a new shelf registration statement in the second quarter of 2016.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2016.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $172 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2016.  On April 14, 2016, the Company increased the aggregate limit by approximately $28 million.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On June 20, 2016, the Company’s $400 million, 6.25% senior notes will mature.  The Company may pay this maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

Net cash flows provided by operating activities in the first quarters of 2016 and 2015 were $850 million and $199 million, respectively.  Cash flows in the first quarter of 2015 reflected a higher level of losses and loss adjustment expenses paid as a result of the Company’s $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Investing Activities

Net cash flows used in investing activities were $146 million in the first quarter of 2016, compared with net cash flows provided by investing activities of $474 million in the first quarter of 2015.  The Company’s consolidated total investments at March 31, 2016 increased by $1.21 billion, or 2% over year-end 2015, primarily reflecting the impacts of net cash flows provided by operating activities, an increase in the unrealized appreciation of investments and changes in foreign currency exchange rates, partially offset by common share repurchases and dividends paid to shareholders.

Financing Activities

Net cash flows used in financing activities in the first quarters of 2016 and 2015 were $725 million and $731 million, respectively.  The totals in both periods primarily reflected common share repurchases and dividends paid to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $180 million and $177 million in the first quarters of 2016 and 2015, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 21, 2016, the Company announced that it increased its regular quarterly dividend from $0.61 per share to $0.67 per share, a 10% increase.  The increased dividend is payable June 30, 2016 to shareholders of record on June 10, 2016.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2016, the Company repurchased 5.1 million shares under its share repurchase authorization for a total cost of $550 million.  The average cost per share repurchased was $108.46.  At March 31, 2016, the Company had $2.78 billion of capacity remaining under its share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2016 and December 31, 2015.

(in millions)	March 31, 2016	December 31, 2015
Debt:
Short-term	$500	$500
Long-term	5,861	5,861
Net unamortized fair value adjustments and debt issuance costs	(17)	(17)

Total debt	6,344	6,344

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,752	23,755
Accumulated other comprehensive income (loss)	414	(157)

Total shareholders’ equity	24,166	23,598

Total capitalization	$30,510	$29,942

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2016	December 31, 2015

Total capitalization excluding net unrealized gain on investments	$28,751	$28,653
Net unrealized gain on investments, net of taxes	1,759	1,289

Total capitalization	$30,510	$29,942

Debt-to-total capital ratio	20.8%	21.2%

Debt-to-total capital ratio excluding net unrealized gain on investments	22.1%	22.1%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.1% at March 31, 2016 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  There were no rating agency actions taken with respect to the Company since February 11, 2016, the date on which the Company’s 2015 Annual Report was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2015 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2015 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2015.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.30 billion at March 31, 2016) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2016			December 31, 2015
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,472	$7,216	$12,688	$5,588	$7,120	$12,708
Commercial property	695	407	1,102	715	397	1,112
Commercial multi-peril	1,820	1,947	3,767	1,888	1,750	3,638
Commercial automobile	2,068	1,207	3,275	2,068	1,253	3,321
Workers’ compensation	10,278	8,669	18,947	10,269	8,470	18,739
Fidelity and surety	219	456	675	229	475	704
Personal automobile	1,726	803	2,529	1,710	842	2,552
Homeowners and personal—other	620	516	1,136	601	399	1,000
International and other	2,839	1,660	4,499	2,808	1,690	4,498
Property-casualty	25,737	22,881	48,618	25,876	22,396	48,272
Accident and health	22	—	22	23	—	23
Claims and claim adjustment expense reserves	$25,759	$22,881	$48,640	$25,899	$22,396	$48,295

The $345 million increase in gross claims and claim adjustment expense reserves since December 31, 2015 primarily reflected the impact of catastrophe losses incurred in the first quarter of 2016 and changes in foreign currency exchange rates, partially offset by net favorable prior year reserve development.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2015 Annual Report for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

•                  the Company’s outlook and its future results of operations and financial condition (including, among other things, premium volume, premium rates, margins, net and operating income, investment income and performance, loss costs, return on equity and expected current returns and combined ratios);

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

•                  during or following a period of financial market disruption, economic downturn or prolonged period of slow economic growth, the Company’s business could be materially and adversely affected;

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

•                  the Company is exposed to credit risk in certain of its business and investment operations including reinsurance or structured settlements, as well as guarantees or indemnifications from third parties;

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

•                  if the Company experiences difficulties with technology, data and network security, including as a result of cyber-attacks, outsourcing relationships, or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;

•                  the Company is also subject to a number of additional risks associated with its business outside the United States, including foreign currency exchange fluctuations and restrictive regulations, as well as risks associated with the United Kingdom’s possible withdrawal from the European Union;

•                  regulatory changes outside of the United States, including in Canada and the European Union, could adversely impact the Company’s results of operations and limit its growth;

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2015 Annual Report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2015 Annual Report filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2015 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” and “—Critical Accounting Estimates” herein and in the Company’s 2015 Annual Report.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2015 Annual Report.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2016	January 31, 2016	720,148	$103.74	720,000	$3,259
February 1, 2016	February 29, 2016	3,106,289	$107.23	2,565,789	$2,984
March 1, 2016	March 31, 2016	1,785,422	$112.31	1,785,422	$2,784
Total		5,611,859	$108.40	5,071,211	$2,784

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

The Company acquired 540,648 shares for a total cost of approximately $59 million during the three months ended March 31, 2016 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 1, 2016. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Fishman, Executive Chairman of the Board, and Doreen Spadorcia, Vice Chairman, Technology, Claim Services, Operations and Risk Control and Chief Executive Officer, Personal Insurance and Bond & Specialty Insurance, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Ms. Spadorcia has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 1, 2016.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 21, 2016	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: April 21, 2016	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1†	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated March 28, 2016.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2016 and 2015; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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