Form 10-Q
period 2016-06-30
TRAVELERS COMPANIES, INC.
filed 2016-07-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 18, 2016 was 288,281,317.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2016

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Premiums	$6,067	$5,931	$12,048	$11,819
Net investment income	549	632	1,093	1,224
Fee income	119	115	236	229
Net realized investment gains (1)	19	10	10	20
Other revenues	31	22	84	47
Total revenues	6,785	6,710	13,471	13,339

Claims and expenses
Claims and claim adjustment expenses	3,762	3,547	7,474	6,978
Amortization of deferred acquisition costs	989	963	1,960	1,926
General and administrative expenses	1,054	1,032	2,049	2,027
Interest expense	93	92	184	184
Total claims and expenses	5,898	5,634	11,667	11,115

Income before income taxes	887	1,076	1,804	2,224
Income tax expense	223	264	449	579
Net income	$664	$812	$1,355	$1,645

Net income per share
Basic	$2.27	$2.56	$4.60	$5.14
Diluted	$2.24	$2.53	$4.55	$5.08

Weighted average number of common shares outstanding
Basic	290.1	314.8	292.1	317.7
Diluted	293.6	318.0	295.6	321.2

Cash dividends declared per common share	$0.67	$0.61	$1.28	$1.16

(1)         Total other-than-temporary impairment (OTTI) losses were $(4) million and $(8) million for the three months ended June 30, 2016 and 2015, respectively, and $(32) million and $(12) million for the six months ended June 30, 2016 and 2015, respectively.  Of total OTTI, credit losses of $(4) million and $(6) million for the three months ended June 30, 2016 and 2015, respectively, and $(22) million and $(9) million for the six months ended June 30, 2016 and 2015, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million and $(2) million for the three months ended June 30, 2016 and 2015, respectively, and $(10) million and $(3) million for the six months ended June 30, 2016 and 2015, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$664	$812	$1,355	$1,645

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	879	(1,065)	1,593	(896)
Having credit losses recognized in the consolidated statement of income	12	(5)	17	(10)
Net changes in benefit plan assets and obligations	18	23	34	47
Net changes in unrealized foreign currency translation	(35)	94	68	(180)

Other comprehensive income (loss) before income taxes	874	(953)	1,712	(1,039)
Income tax expense (benefit)	323	(353)	590	(328)

Other comprehensive income (loss), net of taxes	551	(600)	1,122	(711)
Comprehensive income	$1,215	$212	$2,477	$934

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,975 and $58,878)	$63,311	$60,658
Equity securities, available for sale, at fair value (cost $525 and $528)	752	705
Real estate investments	929	989
Short-term securities	3,988	4,671
Other investments	3,490	3,447
Total investments	72,470	70,470

Cash	265	380
Investment income accrued	627	642
Premiums receivable	7,014	6,437
Reinsurance recoverables	8,603	8,910
Ceded unearned premiums	726	656
Deferred acquisition costs	1,954	1,849
Deferred taxes	—	296
Contractholder receivables	4,541	4,374
Goodwill	3,588	3,573
Other intangible assets	274	279
Other assets	2,384	2,318
Total assets	$102,446	$100,184

Liabilities
Claims and claim adjustment expense reserves	$47,953	$48,295
Unearned premium reserves	12,520	11,971
Contractholder payables	4,541	4,374
Payables for reinsurance premiums	401	296
Deferred taxes	370	—
Debt	6,436	6,344
Other liabilities	5,511	5,306
Total liabilities	77,732	76,586

Shareholders’ equity
Common stock (1,750.0 shares authorized; 288.3 and 295.9 shares issued and outstanding)	22,349	22,172
Retained earnings	30,921	29,945
Accumulated other comprehensive income (loss)	965	(157)
Treasury stock, at cost (478.1 and 467.6 shares)	(29,521)	(28,362)
Total shareholders’ equity	24,714	23,598
Total liabilities and shareholders’ equity	$102,446	$100,184

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2016	2015
Common stock
Balance, beginning of year	$22,172	$21,843
Employee share-based compensation	95	87
Compensation amortization under share-based plans and other changes	82	109
Balance, end of period	22,349	22,039

Retained earnings
Balance, beginning of year	29,945	27,251
Net income	1,355	1,645
Dividends	(378)	(372)
Other	(1)	—
Balance, end of period	30,921	28,524

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(157)	880
Other comprehensive income (loss)	1,122	(711)
Balance, end of period	965	169

Treasury stock (at cost)
Balance, beginning of year	(28,362)	(25,138)
Treasury stock acquired — share repurchase authorization	(1,100)	(1,400)
Net shares acquired related to employee share-based compensation plans	(59)	(73)
Balance, end of period	(29,521)	(26,611)
Total shareholders’ equity	$24,714	$24,121

Common shares outstanding
Balance, beginning of year	295.9	322.2
Treasury stock acquired — share repurchase authorization	(10.0)	(13.5)
Net shares issued under employee share-based compensation plans	2.4	2.5
Balance, end of period	288.3	311.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2016	2015
Cash flows from operating activities
Net income	$1,355	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10)	(20)
Depreciation and amortization	413	429
Deferred federal income tax expense	75	142
Amortization of deferred acquisition costs	1,960	1,926
Equity in income from other investments	(44)	(134)
Premiums receivable	(567)	(486)
Reinsurance recoverables	316	263
Deferred acquisition costs	(2,062)	(1,991)
Claims and claim adjustment expense reserves	(387)	(826)
Unearned premium reserves	531	362
Other	(287)	(435)
Net cash provided by operating activities	1,293	875

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,773	5,314
Proceeds from sales of investments:
Fixed maturities	739	1,226
Equity securities	38	28
Real estate investments	69	10
Other investments	343	354
Purchases of investments:
Fixed maturities	(5,705)	(6,239)
Equity securities	(26)	(22)
Real estate investments	(20)	(69)
Other investments	(290)	(275)
Net sales of short-term securities	681	433
Securities transactions in course of settlement	461	183
Other	(154)	(178)
Net cash provided by (used in) investing activities	(91)	765

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,100)	(1,400)
Treasury stock acquired — net employee share-based compensation	(59)	(72)
Dividends paid to shareholders	(375)	(369)
Payment of debt	(400)	—
Issuance of debt	491	—
Issuance of common stock — employee share options	129	117
Excess tax benefits from share-based payment arrangements	—	31
Net cash used in financing activities	(1,314)	(1,693)

Effect of exchange rate changes on cash	(3)	(4)
Net decrease in cash	(115)	(57)
Cash at beginning of year	380	374
Cash at end of period	$265	$317

Supplemental disclosure of cash flow information
Income taxes paid	$467	$597
Interest paid	$180	$183

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

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION

The following tables summarize the components of the Company’s operating revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$3,631	$518	$1,918	$6,067
Net investment income	420	51	78	549
Fee income	115	—	4	119
Other revenues	8	6	14	28
Total operating revenues (1)	$4,174	$575	$2,014	$6,763
Operating income (1)	$393	$202	$116	$711

2015
Premiums	$3,609	$524	$1,798	$5,931
Net investment income	487	57	88	632
Fee income	111	—	4	115
Other revenues	5	5	12	22
Total operating revenues (1)	$4,212	$586	$1,902	$6,700
Operating income (1)	$543	$151	$174	$868

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$7,230	$1,026	$3,792	$12,048
Net investment income	835	103	155	1,093
Fee income	229	—	7	236
Other revenues	41	9	28	78
Total operating revenues (1)	$8,335	$1,138	$3,982	$13,455
Operating income (1)	$869	$346	$255	$1,470

2015
Premiums	$7,229	$1,028	$3,562	$11,819
Net investment income	941	113	170	1,224
Fee income	222	—	7	229
Other revenues	13	10	24	47
Total operating revenues (1)	$8,405	$1,151	$3,763	$13,319
Operating income (1)	$1,058	$275	$426	$1,759

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$987	$957	$1,968	$1,919
Commercial automobile	503	477	994	945
Commercial property	442	440	879	880
General liability	485	469	967	937
Commercial multi-peril	786	779	1,568	1,553
Other	9	10	14	20
Total Domestic	3,212	3,132	6,390	6,254
International	419	477	840	975
Total Business and International Insurance	3,631	3,609	7,230	7,229

Bond & Specialty Insurance:
Fidelity and surety	239	240	469	465
General liability	235	240	469	476
Other	44	44	88	87
Total Bond & Specialty Insurance	518	524	1,026	1,028

Personal Insurance:
Automobile	974	863	1,910	1,699
Homeowners and Other	944	935	1,882	1,863
Total Personal Insurance	1,918	1,798	3,792	3,562
Total earned premiums	6,067	5,931	12,048	11,819
Net investment income	549	632	1,093	1,224
Fee income	119	115	236	229
Other revenues	28	22	78	47
Total operating revenues for reportable segments	6,763	6,700	13,455	13,319
Other revenues	3	—	6	—
Net realized investment gains	19	10	10	20
Total consolidated revenues	$6,785	$6,710	$13,471	$13,339

Income reconciliation, net of tax
Total operating income for reportable segments	$711	$868	$1,470	$1,759
Interest Expense and Other (1)	(62)	(62)	(123)	(126)
Total operating income	649	806	1,347	1,633
Net realized investment gains	15	6	8	12
Total consolidated net income	$664	$812	$1,355	$1,645

(1)          The primary component of Interest Expense and Other was after-tax interest expense of $60 million in each of the three months ended June 30, 2016 and 2015, and $120 million in each of the six months ended June 30, 2016 and 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2016	December 31, 2015
Asset reconciliation:
Business and International Insurance	$81,214	$79,692
Bond & Specialty Insurance	7,745	7,360
Personal Insurance	13,109	12,748
Total assets for reportable segments	102,068	99,800
Other assets (1)	378	384
Total consolidated assets	$102,446	$100,184

(1)                  The primary component of other assets at June 30, 2016 was other intangible assets and the primary components at December 31, 2015 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,038	$36	$1	$2,073
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,816	954	1	14,769
Revenue	10,270	787	—	11,057
State general obligation	1,958	124	—	2,082
Pre-refunded	5,490	234	—	5,724
Total obligations of states, municipalities and political subdivisions	31,534	2,099	1	33,632
Debt securities issued by foreign governments	1,745	56	—	1,801
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,702	132	1	1,833
All other corporate bonds	22,858	1,062	52	23,868
Redeemable preferred stock	98	6	—	104
Total	$59,975	$3,391	$55	$63,311

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,202	$8	$16	$2,194
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,744	577	3	13,318
Revenue	9,492	472	4	9,960
State general obligation	1,978	97	2	2,073
Pre-refunded	5,813	247	—	6,060
Total obligations of states, municipalities and political subdivisions	30,027	1,393	9	31,411

Debt securities issued by foreign governments	1,829	45	1	1,873
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	124	6	1,981
All other corporate bonds	22,854	523	288	23,089
Redeemable preferred stock	103	7	—	110
Total	$58,878	$2,100	$320	$60,658

Pre-refunded bonds of $5.72 billion and $6.06 billion at June 30, 2016 and December 31, 2015, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $739 million and $1.23 billion during the six months ended June 30, 2016 and 2015, respectively. Gross gains of $46 million and $40 million and gross losses of $8 million and $3 million were realized on those sales during the six months ended June 30, 2016 and 2015, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$386	$214	$3	$597
Non-redeemable preferred stock	139	23	7	155
Total	$525	$237	$10	$752

		Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$386	$164	$7	$543
Non-redeemable preferred stock	142	26	6	162
Total	$528	$190	$13	$705

Proceeds from sales of equity securities classified as available for sale were $38 million and $28 million during the six months ended June 30, 2016 and 2015, respectively.  Gross gains of $8 million and $5 million and gross losses of $2 million and $3 million were realized on those sales during the six months ended June 30, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

	Less than 12 months		12 months or longer		Total
(at June 30, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$37	$—	$10	$1	$47	$1
Obligations of states, municipalities and political subdivisions	639	1	14	—	653	1
Debt securities issued by foreign governments	3	—	—	—	3	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	42	—	37	1	79	1
All other corporate bonds	779	12	720	40	1,499	52
Redeemable preferred stock	7	—	—	—	7	—
Total fixed maturities	1,507	13	781	42	2,288	55

Equity securities
Public common stock	24	2	34	1	58	3
Non-redeemable preferred stock	30	1	58	6	88	7
Total equity securities	54	3	92	7	146	10
Total	$1,561	$16	$873	$49	$2,434	$65

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,820	$15	$28	$1	$1,848	$16
Obligations of states, municipalities and political subdivisions	928	7	142	2	1,070	9
Debt securities issued by foreign governments	172	1	—	—	172	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	473	4	57	2	530	6
All other corporate bonds	7,725	197	710	91	8,435	288
Redeemable preferred stock	8	—	—	—	8	—
Total fixed maturities	11,126	224	937	96	12,063	320

Equity securities
Public common stock	48	6	33	1	81	7
Non-redeemable preferred stock	47	3	38	3	85	6
Total equity securities	95	9	71	4	166	13
Total	$11,221	$233	$1,008	$100	$12,229	$333

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2016 totaled $11 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $4 million and $6 million for the three months ended June 30, 2016 and 2015, respectively, and $22 million and $9 million for the six months ended June 30, 2016 and 2015, respectively.

For fixed maturities held at June 30, 2016 and 2015, the cumulative amount of credit losses recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) was $88 million at both dates, on investments for which a portion of the OTTI was recognized in other comprehensive income (loss).  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the six months ended June 30, 2016 and 2015 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both June 30, 2016 and December 31, 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment gains and losses related to U.S. Treasury futures contracts in the three months and six months ended June 30, 2016 and 2015 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2016 and December 31, 2015.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $96 million and $101 million at June 30, 2016 and December 31, 2015, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $87 million and $117 million at June 30, 2016 and December 31, 2015, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2016 and December 31, 2015.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,073	$2,073	$—	$—
Obligations of states, municipalities and political subdivisions	33,632	11	33,608	13
Debt securities issued by foreign governments	1,801	—	1,801	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,833	—	1,833	—
All other corporate bonds	23,868	3	23,702	163
Redeemable preferred stock	104	3	94	7
Total fixed maturities	63,311	2,090	61,038	183

Equity securities
Public common stock	597	597	—	—
Non-redeemable preferred stock	155	66	89	—
Total equity securities	752	663	89	—

Other investments	61	17	—	44
Total	$64,124	$2,770	$61,127	$227

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	$2,194	$—	$—
Obligations of states, municipalities and political subdivisions	31,411	—	31,398	13
Debt securities issued by foreign governments	1,873	—	1,873	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	—	1,957	24
All other corporate bonds	23,089	—	22,915	174
Redeemable preferred stock	110	3	100	7
Total fixed maturities	60,658	2,197	58,243	218

Equity securities
Public common stock	543	543	—	—
Non-redeemable preferred stock	162	55	107	—
Total equity securities	705	598	107	—

Other investments	56	18	—	38
Total	$61,419	$2,813	$58,350	$256

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

(at June 30, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,988	$3,988	$792	$3,151	$45

Financial liabilities:
Debt	$6,336	$7,743	$—	$7,743	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,671	$4,671	$1,685	$2,958	$28

Financial liabilities:
Debt	$6,244	$7,180	$—	$7,180	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 99% of short-term securities at both June 30, 2016 and December 31, 2015.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at June 30, 2016 and December 31, 2015.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2016 or twelve months ended December 31, 2015.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Business and International Insurance (1)	$2,454	$2,439
Bond & Specialty Insurance	496	496
Personal Insurance	612	612
Other	26	26
Total	$3,588	$3,573

(1)                      Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at June 30, 2016 and December 31, 2015:

(at June 30, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$153	$57
Not subject to amortization	217	—	217
Total	$427	$153	$274

(at December 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$148	$62
Not subject to amortization	217	—	217
Total	$427	$148	$279

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

Amortization expense of intangible assets was $2 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $5 million and $20 million for the six months ended June 30, 2016 and 2015, respectively.  Intangible asset amortization expense is estimated to be $5 million for the remainder of 2016, $9 million in 2017, $8 million in 2018, $7 million in 2019 and $5 million in 2020.

6.                       OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2016.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2015	$1,100	$189	$(713)	$(733)	$(157)

Other comprehensive income (OCI) before reclassifications	1,064	3	3	47	1,117
Amounts reclassified from AOCI	(23)	8	20	—	5
Net OCI, current period	1,041	11	23	47	1,122
Balance, June 30, 2016	$2,141	$200	$(690)	$(686)	$965

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                       OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
( in millions)	2016	2015	2016	2015
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$879	$(1,065)	$1,593	$(896)
Income tax expense (benefit)	305	(368)	552	(312)
Net of taxes	574	(697)	1,041	(584)

Having credit losses recognized in the consolidated statement of income	12	(5)	17	(10)
Income tax expense (benefit)	4	(2)	6	(4)
Net of taxes	8	(3)	11	(6)

Net changes in benefit plan assets and obligations	18	23	34	47
Income tax expense	6	8	11	16
Net of taxes	12	15	23	31

Net changes in unrealized foreign currency translation	(35)	94	68	(180)
Income tax expense (benefit)	8	9	21	(28)
Net of taxes	(43)	85	47	(152)

Total other comprehensive income (loss)	874	(953)	1,712	(1,039)
Total income tax expense (benefit)	323	(353)	590	(328)
Total other comprehensive income (loss), net of taxes	$551	$(600)	$1,122	$(711)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(24)	$(17)	$(35)	$(35)
Income tax expense (2)	(8)	(6)	(12)	(12)
Net of taxes	(16)	(11)	(23)	(23)

Having credit losses recognized in the consolidated statement of income (1)	1	2	12	2
Income tax benefit (2)	—	—	4	—
Net of taxes	1	2	8	2

Reclassification adjustment related to benefit plan assets and obligations (3)	15	24	31	47
Income tax benefit (2)	6	9	11	17
Net of taxes	9	15	20	30

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	(8)	9	8	14
Total income tax (expense) benefit	(2)	3	3	5
Total reclassifications, net of taxes	$(6)	$6	$5	$9

(1)               (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)               (Increases) decreases income tax expense on the consolidated statement of income.

(3)               Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                                        DEBT

Debt Issuance.  On May 11, 2016, the Company issued $500 million aggregate principal amount of 3.75% senior notes that will mature on May 15, 2046.  The net proceeds of the issuance, after the deduction of underwriting and other expenses, totaled approximately $491 million.  Interest on the senior notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2016.  Prior to November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                        DEBT, Continued

redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 20 basis points.  On or after November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Debt Payment.  On June 20, 2016, the Company’s $400 million, 6.25% senior notes matured and were fully paid.

8.                          COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2016, the Company repurchased 4.9 million and 10.0 million shares, respectively, under its share repurchase authorization, for a total cost of $550 million and $1.10 billion, respectively.  The average cost per share repurchased was $112.12 and $110.26, respectively.  At June 30, 2016, the Company had $2.23 billion of capacity remaining under its share repurchase authorization.  In addition, the Company acquired 5,146 and 0.5 million shares for a total cost of $0.6 million and $59 million during the three months and six months ended June 30, 2016, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015

Basic and Diluted
Net income, as reported	$664	$812	$1,355	$1,645
Participating share-based awards — allocated income	(5)	(6)	(10)	(12)
Net income available to common shareholders — basic and diluted	$659	$806	$1,345	$1,633

Common Shares
Basic
Weighted average shares outstanding	290.1	314.8	292.1	317.7

Diluted
Weighted average shares outstanding	290.1	314.8	292.1	317.7
Weighted average effects of dilutive securities — stock options and performance shares	3.5	3.2	3.5	3.5
Total	293.6	318.0	295.6	321.2

Net Income per Common Share
Basic	$2.27	$2.56	$4.60	$5.14
Diluted	$2.24	$2.53	$4.55	$5.08

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2016:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,006,375	$78.85	6.5 years	$322
Exercisable at end of period	4,406,788	$62.60	4.8 years	$249

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $32 million and $31 million for the three months ended June 30, 2016 and 2015, respectively, and $82 million and $78 million for the six months ended June 30, 2016 and 2015, respectively.  The related tax benefits recognized in the consolidated statement of income were $11 million and $10 million for the three months ended June 30, 2016 and 2015, respectively, and $28 million and $26 million for the six months ended June 30, 2016 and 2015, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2016 was $184 million, which is expected to be recognized over a weighted-average period of 2.0 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2016	2015	2016	2015

Net Periodic Benefit Cost:
Service cost	$30	$32	$—	$—
Interest cost on benefit obligation	31	36	2	2
Expected return on plan assets	(58)	(57)	—	—
Settlement	1	—	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial loss	16	24	—	—
Net periodic benefit cost	$20	$35	$1	$2

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2016	2015	2016	2015

Net Periodic Benefit Cost:
Service cost	$59	$65	$—	$—
Interest cost on benefit obligation	61	72	4	5
Expected return on plan assets	(115)	(115)	—	—
Settlement	1	—	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(1)
Net actuarial loss	33	48	—	—
Net periodic benefit cost	$39	$70	$2	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

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

This change did not affect the measurement of the Company’s total benefit obligations, as the change in service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period.  The change reduced the service and interest cost components of net periodic benefit costs by $2 million and $7 million, respectively, for the three months ended June 30, 2016, and by $3 million and $15 million, respectively, for the six months ended June 30, 2016.  The weighted average discount rates that are being used to measure service and interest costs during 2016 are 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested.  Under the Company’s prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan.  The Company accounted for this change as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2016.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re, and three other reinsurers — two of which are subsidiaries of the same company, while the other has since settled with the Company.  That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues.  On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties and ruled in the Company’s favor that the issues for trial will be limited to the two discrete issues remanded by the Court of Appeals.  The reinsurers’ appeals of the trial court’s orders were unsuccessful.  On March 24, 2016, the reinsurers filed a motion to change the venue, which the Company has opposed.  On April 26, 2016, the trial court denied the reinsurers’ motion to change venue, and on June 10, 2016, the reinsurers appealed that decision to the Appellate Division, First Department.  The previously scheduled trial date was postponed by the trial court, and there is presently no scheduled date for trial.  At June 30, 2016, the claim totaled $519 million, comprising $238 million of reinsurance recoverable plus interest amounting to $281 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid, though the reinsurers contested that interest is owed in a brief filed on May 25, 2016.  The $238 million of reinsurance recoverable owed to the Company under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of the Company is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.69 billion and $1.71 billion at June 30, 2016 and December 31, 2015, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $391 million at June 30, 2016, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at June 30, 2016, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2016, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at June 30, 2016.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,161	$1,906	$—	$—	$6,067
Net investment income	377	168	4	—	549
Fee income	119	—	—	—	119
Net realized investment gains (losses) (1)	(1)	20	—	—	19
Other revenues	33	1	—	(3)	31
Total revenues	4,689	2,095	4	(3)	6,785

Claims and expenses
Claims and claim adjustment expenses	2,575	1,187	—	—	3,762
Amortization of deferred acquisition costs	666	323	—	—	989
General and administrative expenses	743	313	1	(3)	1,054
Interest expense	12	—	81	—	93
Total claims and expenses	3,996	1,823	82	(3)	5,898
Income (loss) before income taxes	693	272	(78)	—	887
Income tax expense (benefit)	191	69	(37)	—	223
Net income of subsidiaries	—	—	705	(705)	—
Net income	$502	$203	$664	$(705)	$664

(1)         Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(3)	$(1)	$—	$—	$(4)
OTTI losses recognized in net realized investment gains (losses)	$(3)	$(1)	$—	$—	$(4)
OTTI gains (losses) recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,044	$1,887	$—	$—	$5,931
Net investment income	424	206	2	—	632
Fee income	115	—	—	—	115
Net realized investment gains (losses) (1)	17	(7)	—	—	10
Other revenues	19	3	—	—	22
Total revenues	4,619	2,089	2	—	6,710

Claims and expenses
Claims and claim adjustment expenses	2,409	1,138	—	—	3,547
Amortization of deferred acquisition costs	651	312	—	—	963
General and administrative expenses	721	308	3	—	1,032
Interest expense	12	—	80	—	92
Total claims and expenses	3,793	1,758	83	—	5,634
Income (loss) before income taxes	826	331	(81)	—	1,076
Income tax expense (benefit)	198	86	(20)	—	264
Net income of subsidiaries	—	—	873	(873)	—
Net income	$628	$245	$812	$(873)	$812

(1)         Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(7)	$(1)	$—	$—	$(8)
OTTI losses recognized in net realized investment gains (losses)	$(5)	$(1)	$—	$—	$(6)
OTTI losses recognized in OCI	$(2)	$—	$—	$—	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$8,246	$3,802	$—	$—	$12,048
Net investment income	753	334	6	—	1,093
Fee income	236	—	—	—	236
Net realized investment gains (losses) (1)	(17)	27	—	—	10
Other revenues	81	17	—	(14)	84
Total revenues	9,299	4,180	6	(14)	13,471

Claims and expenses
Claims and claim adjustment expenses	5,095	2,379	—	—	7,474
Amortization of deferred acquisition costs	1,316	644	—	—	1,960
General and administrative expenses	1,447	611	5	(14)	2,049
Interest expense	24	—	160	—	184
Total claims and expenses	7,882	3,634	165	(14)	11,667
Income (loss) before income taxes	1,417	546	(159)	—	1,804
Income tax expense (benefit)	390	138	(79)	—	449
Net income of subsidiaries	—	—	1,435	(1,435)	—
Net income	$1,027	$408	$1,355	$(1,435)	$1,355

(1)         Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(17)	$(15)	$—	$—	$(32)
OTTI losses recognized in net realized investment gains (losses)	$(12)	$(10)	$—	$—	$(22)
OTTI losses recognized in OCI	$(5)	$(5)	$—	$—	$(10)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$8,040	$3,779	$—	$—	$11,819
Net investment income	835	386	3	—	1,224
Fee income	229	—	—	—	229
Net realized investment gains (1)	19	—	1	—	20
Other revenues	40	7	—	—	47
Total revenues	9,163	4,172	4	—	13,339

Claims and expenses
Claims and claim adjustment expenses	4,718	2,260	—	—	6,978
Amortization of deferred acquisition costs	1,293	633	—	—	1,926
General and administrative expenses	1,419	600	8	—	2,027
Interest expense	24	—	160	—	184
Total claims and expenses	7,454	3,493	168	—	11,115
Income (loss) before income taxes	1,709	679	(164)	—	2,224
Income tax expense (benefit)	449	179	(49)	—	579
Net income of subsidiaries	—	—	1,760	(1,760)	—
Net income	$1,260	$500	$1,645	$(1,760)	$1,645

(1)         Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(8)	$(4)	$—	$—	$(12)
OTTI losses recognized in net realized investment gains	$(6)	$(3)	$—	$—	$(9)
OTTI losses recognized in OCI	$(2)	$(1)	$—	$—	$(3)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$502	$203	$664	$(705)	$664

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	570	306	3	—	879
Having credit losses recognized in the consolidated statement of income	6	6	—	—	12
Net changes in benefit plan assets and obligations	18	19	(19)	—	18
Net changes in unrealized foreign currency translation	25	(60)	—	—	(35)
Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	619	271	(16)	—	874
Income tax expense (benefit)	216	113	(6)	—	323
Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	403	158	(10)	—	551
Other comprehensive income of subsidiaries	—	—	561	(561)	—
Other comprehensive income	403	158	551	(561)	551
Comprehensive income	$905	$361	$1,215	$(1,266)	$1,215

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$628	$245	$812	$(873)	$812

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(719)	(345)	(1)	—	(1,065)
Having credit losses recognized in the consolidated statement of income	(5)	—	—	—	(5)
Net changes in benefit plan assets and obligations	1	—	22	—	23
Net changes in unrealized foreign currency translation	34	60	—	—	94
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(689)	(285)	21	—	(953)
Income tax expense (benefit)	(246)	(115)	8	—	(353)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(443)	(170)	13	—	(600)
Other comprehensive loss of subsidiaries	—	—	(613)	613	—
Other comprehensive loss	(443)	(170)	(600)	613	(600)
Comprehensive income	$185	$75	$212	$(260)	$212

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$1,027	$408	$1,355	$(1,435)	$1,355

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,055	534	4	—	1,593
Having credit losses recognized in the consolidated statement of income	8	9	—	—	17
Net changes in benefit plan assets and obligations	18	20	(4)	—	34
Net changes in unrealized foreign currency translation	119	(51)	—	—	68
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	1,200	512	—	—	1,712
Income tax expense	397	192	1	—	590
Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	803	320	(1)	—	1,122
Other comprehensive income of subsidiaries	—	—	1,123	(1,123)	—
Other comprehensive income	803	320	1,122	(1,123)	1,122
Comprehensive income	$1,830	$728	$2,477	$(2,558)	$2,477

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$1,260	$500	$1,645	$(1,760)	$1,645

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(585)	(312)	1	—	(896)
Having credit losses recognized in the consolidated statement of income	(9)	(1)	—	—	(10)
Net changes in benefit plan assets and obligations	1	1	45	—	47
Net changes in unrealized foreign currency translation	(145)	(35)	—	—	(180)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(738)	(347)	46	—	(1,039)
Income tax expense (benefit)	(232)	(112)	16	—	(328)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(506)	(235)	30	—	(711)
Other comprehensive loss of subsidiaries	—	—	(741)	741	—
Other comprehensive loss	(506)	(235)	(711)	741	(711)
Comprehensive income	$754	$265	$934	$(1,019)	$934

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,975)	$43,859	$19,403	$49	$—	$63,311
Equity securities, available for sale, at fair value (cost $525)	194	412	146	—	752
Real estate investments	55	874	—	—	929
Short-term securities	1,754	537	1,697	—	3,988
Other investments	2,594	895	1	—	3,490
Total investments	48,456	22,121	1,893	—	72,470
Cash	121	141	3	—	265
Investment income accrued	441	182	4	—	627
Premiums receivable	4,722	2,292	—	—	7,014
Reinsurance recoverables	5,928	2,675	—	—	8,603
Ceded unearned premiums	649	77	—	—	726
Deferred acquisition costs	1,753	201	—	—	1,954
Contractholder receivables	3,570	971	—	—	4,541
Goodwill	2,584	1,004	—	—	3,588
Other intangible assets	203	71	—	—	274
Investment in subsidiaries	—	—	28,755	(28,755)	—
Other assets	2,106	(52)	330	—	2,384
Total assets	$70,533	$29,683	$30,985	$(28,755)	$102,446
Liabilities
Claims and claim adjustment expense reserves	$32,096	$15,857	$—	$—	$47,953
Unearned premium reserves	8,708	3,812	—	—	12,520
Contractholder payables	3,570	971	—	—	4,541
Payables for reinsurance premiums	227	174	—	—	401
Deferred taxes	330	118	(78)	—	370
Debt	693	—	5,743	—	6,436
Other liabilities	4,188	707	616	—	5,511
Total liabilities	49,812	21,639	6,281	—	77,732
Shareholders’ equity
Common stock (1,750.0 shares authorized; 288.3 shares issued and outstanding)	—	390	22,349	(390)	22,349
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,890	744	30,911	(8,624)	30,921
Accumulated other comprehensive income	1,197	411	965	(1,608)	965
Treasury stock, at cost (478.1 shares)	—	—	(29,521)	—	(29,521)
Total shareholders’ equity	20,721	8,044	24,704	(28,755)	24,714
Total liabilities and shareholders’ equity	$70,533	$29,683	$30,985	$(28,755)	$102,446

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,027	$408	$1,355	$(1,435)	$1,355
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	(17)	(222)	116	61	(62)
Net cash provided by operating activities	1,010	186	1,471	(1,374)	1,293

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,728	1,040	5	—	3,773
Proceeds from sales of investments:
Fixed maturities	385	352	2	—	739
Equity securities	10	28	—	—	38
Real estate investments	—	69	—	—	69
Other investments	233	110	—	—	343
Purchases of investments:
Fixed maturities	(3,588)	(2,108)	(9)	—	(5,705)
Equity securities	(5)	(19)	(2)	—	(26)
Real estate investments	—	(20)	—	—	(20)
Other investments	(221)	(69)	—	—	(290)
Net (purchases) sales of short-term securities	193	639	(151)	—	681
Securities transactions in course of settlement	325	137	(1)	—	461
Other	(151)	(3)	—	—	(154)
Net cash provided by (used in) investing activities	(91)	156	(156)	—	(91)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,100)	—	(1,100)
Treasury stock acquired — net employee share-based compensation	—	—	(59)	—	(59)
Dividends paid to shareholders	—	—	(375)	—	(375)
Payment of debt	—	—	(400)	—	(400)
Issuance of debt	—	—	491	—	491
Issuance of common stock — employee share options	—	—	129	—	129
Dividends paid to parent company	(1,025)	(349)	—	1,374	—
Net cash used in financing activities	(1,025)	(349)	(1,314)	1,374	(1,314)

Effect of exchange rate changes on cash	2	(5)	—	—	(3)
Net increase (decrease) in cash	(104)	(12)	1	—	(115)
Cash at beginning of year	225	153	2	—	380
Cash at end of period	$121	$141	$3	$—	$265
Supplemental disclosure of cash flow information
Income taxes paid (received)	$398	$142	$(73)	$—	$467
Interest paid	$24	$—	$156	$—	$180

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

FINANCIAL HIGHLIGHTS

2016 Second Quarter Consolidated Results of Operations

•                   Net income of $664 million, or $2.27 per share basic and $2.24 per share diluted

•                   Net earned premiums of $6.07 billion

•                   Catastrophe losses of $333 million ($222 million after-tax)

•                   Net favorable prior year reserve development of $288 million ($192 million after-tax)

•                   Combined ratio of 93.1%

•                   Net investment income of $549 million ($442 million after-tax)

•                   Operating cash flows of $443 million

2016 Second Quarter Consolidated Financial Condition

•                   Total investments of $72.47 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $102.45 billion

•                   Total debt of $6.44 billion, resulting in a debt-to-total capital ratio of 20.7% (22.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 4.9 million common shares for total cost of $550 million and paid $195 million of dividends to shareholders

•                   Shareholders’ equity of $24.71 billion

•                   Net unrealized investment gains of $3.59 billion ($2.34 billion after-tax)

•                   Book value per common share of $85.73

•                   Holding company liquidity of $1.75 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2016	2015	2016	2015

Revenues
Premiums	$6,067	$5,931	$12,048	$11,819
Net investment income	549	632	1,093	1,224
Fee income	119	115	236	229
Net realized investment gains	19	10	10	20
Other revenues	31	22	84	47
Total revenues	6,785	6,710	13,471	13,339
Claims and expenses
Claims and claim adjustment expenses	3,762	3,547	7,474	6,978
Amortization of deferred acquisition costs	989	963	1,960	1,926
General and administrative expenses	1,054	1,032	2,049	2,027
Interest expense	93	92	184	184
Total claims and expenses	5,898	5,634	11,667	11,115

Income before income taxes	887	1,076	1,804	2,224
Income tax expense	223	264	449	579
Net income	$664	$812	$1,355	$1,645

Net income per share
Basic	$2.27	$2.56	$4.60	$5.14
Diluted	$2.24	$2.53	$4.55	$5.08

Combined ratio
Loss and loss adjustment expense ratio	61.1%	58.9%	61.1%	58.2%
Underwriting expense ratio	32.0	31.9	31.6	31.7
Combined ratio	93.1%	90.8%	92.7%	89.9%
Incremental impact of direct to consumer initiative on combined ratio	0.4%	0.5%	0.3%	0.5%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.24 in the second quarter of 2016 decreased by 11% from diluted net income per share of $2.53 in the same period of 2015.  Net income of $664 million in the second quarter of 2016 decreased by 18% from net income of $812 million in the same period of 2015.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (iii) lower net investment income, partially offset by (iv) higher net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2016 and 2015 were $333 million and $221 million, respectively.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 was $288 million and $207 million, respectively.  The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses and (ii) loss cost trends that exceeded earned pricing.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $32 million as a result of the resolution of prior year tax matters.

Diluted net income per share of $4.55 in the first six months of 2016 decreased by 10% from diluted net income per share of $5.08 in the same period of 2015.  Net income of $1.36 billion in the first six months of 2016 decreased by 18% from net income of $1.65 billion in the same period of 2015.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income and (iii) lower underlying underwriting margins, partially offset by (iv) higher other revenues and (v) higher net favorable prior year reserve development.  Catastrophe losses in the first six months of 2016 and 2015 were $651 million and $383 million, respectively.  Net favorable prior year reserve development in the first six months of 2016 and 2015 was $468 million and $450 million, respectively.  The lower underlying underwriting margins primarily resulted from loss cost trends that exceeded earned pricing.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was reduced as a result of the resolution of prior year tax matters in the second quarter of 2015.

The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland, as well as in Brazil, primarily through a joint venture.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to the impact of changes in foreign currency exchange rates.  For the three months and six months ended June 30, 2016 and 2015, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or the Business and International Insurance segment’s operating income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2016 were $6.07 billion, $136 million or 2% higher than in the same period of 2015.  Earned premiums in the first six months of 2016 were $12.05 billion, $229 million or 2% higher than in the same period of 2015.  In the Business and International Insurance segment, earned premiums in the second quarter of 2016 increased by 1% over the same period of 2015, and earned premiums in the first six months of 2016 were comparable with the same period of 2015.  In the Bond & Specialty Insurance segment, earned premiums in the second quarter were 1% lower than in the same period of 2015, and earned premiums in the first six months of 2016 were comparable with the same period of 2015.  In the Personal Insurance segment, earned premiums in the second quarter and first six months of 2016 increased by 7% and 6%, respectively, over the same periods of 2015.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Average investments (1)	$70,033	$70,291	$69,989	$70,548
Pre-tax net investment income	549	632	1,093	1,224
After-tax net investment income	442	503	881	981
Average pre-tax yield (2)	3.1%	3.6%	3.1%	3.5%
Average after-tax yield (2)	2.5%	2.9%	2.5%	2.8%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2016 was $549 million, $83 million or 13% lower than in the same period of 2015.  Net investment income in the first six months of 2016 was $1.09 billion, $131 million or 11% lower than in the same period of 2015.  Net investment income from fixed maturity investments in the second quarter and first six months of 2016 was $497 million and $1.00 billion, respectively, $29 million and $57 million lower, respectively, than in the same periods of 2015.  The decreases primarily resulted from lower long-term reinvestment rates available in the market.  Net investment income generated by non-fixed maturity investments in the second quarter of 2016 was $53 million, $60 million lower than in the same period of 2015, primarily due to lower returns from private equity limited partnerships and real estate partnerships. Net investment income generated by non-fixed maturity investments in the first six months of 2016 was $97 million, $85 million lower than in the same period of 2015, primarily due to lower returns from private equity limited partnerships, hedge funds and real estate partnerships.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The $4 million and $7 million increases in fee income in the second quarter and first six months of 2016, respectively, compared with the same periods of 2015 are discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Net Realized Investment Gains
Other-than-temporary impairment losses	$(4)	$(6)	$(22)	$(9)
Other net realized investment gains	23	16	32	29

Net realized investment gains	$19	$10	$10	$20

Other Revenues

Other revenues in the second quarters and first six months of 2016 and 2015 included installment premium charges.  Other revenues in the first six months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the Business and International Insurance segment in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2016 were $3.76 billion, $215 million or 6% higher than in the same period of 2015, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher non-catastrophe weather-related losses and (iv) higher volumes of insured exposures, partially offset by (v) higher net favorable prior year reserve development.  Catastrophe losses in the second quarter of 2016 primarily resulted from wind and hail storms in several regions of the United States and wildfires in Canada.  Catastrophe losses in the second quarter of 2015 primarily resulted from wind and hail storms in several regions of the United States.  Factors contributing to net favorable prior year reserve development in each segment during the second quarters of 2016 and 2015 are discussed in the segment discussions that follow.

Claims and claim adjustment expenses in the first six months of 2016 were $7.47 billion, $496 million or 7% higher than in the same period of 2015, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends and (iii) higher volumes of insured exposures, partially offset by (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first six months of 2016 and 2015 included the second quarter events described above, as well as wind and hail storms in Texas and several other regions of the United States and winter storms in the eastern United States in the first quarter of 2016, and a winter storm in the eastern United States in the first quarter of 2015.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2016, 2015 and 2014, the amount of related net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2016 and 2015, and the estimate of ultimate losses for those catastrophes at June 30, 2016 and December 31, 2015.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2015 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,		Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
2014
PCS Serial Number:
32 — Winter storm	$—	$(2)	$(1)	$(3)	$138	$139
43 — Severe wind and hail storms	5	(1)	5	(1)	181	176

2015
PCS Serial Number:
68 — Winter storm	(2)	(9)	(2)	153	138	140

2016
PCS Serial Number:
21 — Severe wind and hail storms	(16)	n/a	147	n/a	147	n/a
25 — Severe wind and hail storms	163	n/a	163	n/a	163	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2016 was $989 million, $26 million or 3% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first six months of 2016 was $1.96 billion, $34 million or 2% higher than in the same period of 2015.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2016 were $1.05 billion, $22 million or 2% higher than in the same period of 2015.  General and administrative expenses in the first six months of 2016 were $2.05 billion, $22 million or 1% higher than in the same period of 2015.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2016 was $93 million and $184 million, respectively, compared with $92 million and $184 million, respectively, in the same periods of 2015.

Income Tax Expense

Income tax expense in the second quarter of 2016 was $223 million, $41 million or 16% lower than in the same period of 2015, primarily reflecting the impact of the $189 million decrease in income before income taxes in the second quarter of 2016, partially offset by the impact of the $32 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2016 was $449 million, $130 million or 22% lower than in the same period of 2015, primarily reflecting the impact of the $420 million decrease in income before income taxes in the first six months of 2016, partially offset by the resolution of prior year tax matters in the second quarter of 2015.

The Company’s effective tax rate in both the second quarter and first six months of 2016 was 25%.  In the second quarter and first six months of 2015, the Company’s effective tax rates were 25% and 26%, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rates in the second quarter and first six months of 2015 were reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 93.1% in the second quarter of 2016 was 2.3 points higher than the combined ratio of 90.8% in the same period of 2015.  The combined ratio of 92.7% in the first six months of 2016 was 2.8 points higher than the combined ratio of 89.9% in the same period of 2015.

The loss and loss adjustment expense ratio of 61.1% in the second quarter of 2016 was 2.2 points higher than the loss and loss adjustment expense ratio of 58.9% in the same period of 2015.  Catastrophe losses accounted for 5.5 points and 3.7 points of the 2016 and 2015 second quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 provided 4.7 points and 3.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the second quarter of 2016 was 1.6 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses and (ii) the impact of loss cost trends that exceeded earned pricing.

The loss and loss adjustment expense ratio of 61.1% in the first six months of 2016 was 2.9 points higher than the loss and loss adjustment expense ratio of 58.2% in the same period of 2015.  Catastrophe losses accounted for 5.4 points and 3.3 points of the 2016 and 2015 six-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first six months of 2016 and 2015 provided 3.9 points and 3.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2016 was 0.9 points higher than the 2015 ratio on the same basis, primarily reflecting the impact of loss cost trends that exceeded earned pricing.

The underwriting expense ratio of 32.0% for the second quarter of 2016 was 0.1 points higher than the underwriting expense ratio of 31.9% in the same period of 2015.  In the first six months of 2016, the underwriting expense ratio of 31.6% was 0.1 points lower than the underwriting expense ratio of 31.7% in the same period of 2015.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Business and International Insurance	$3,997	$4,027	$8,363	$8,303
Bond & Specialty Insurance	549	537	1,085	1,059
Personal Insurance	2,142	1,978	3,952	3,654
Total	$6,688	$6,542	$13,400	$13,016

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Business and International Insurance	$3,680	$3,679	$7,594	$7,476
Bond & Specialty Insurance	536	534	1,028	1,012
Personal Insurance	2,129	1,956	3,889	3,578
Total	$6,345	$6,169	$12,511	$12,066

Gross written premiums in the second quarter and first six months of 2016 increased by 2% and 3%, respectively, over the same periods of 2015.  Net written premiums in the second quarter and first six months of 2016 increased by 3% and 4%, respectively, over the same periods of 2015. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$3,631	$3,609	$7,230	$7,229
Net investment income	420	487	835	941
Fee income	115	111	229	222
Other revenues	8	5	41	13

Total revenues	$4,174	$4,212	$8,335	$8,405

Total claims and expenses	$3,669	$3,490	$7,210	$6,993

Operating income	$393	$543	$869	$1,058

Loss and loss adjustment expense ratio	64.2%	60.6%	63.3%	60.9%
Underwriting expense ratio	33.3	32.6	32.9	32.4

Combined ratio	97.5%	93.2%	96.2%	93.3%

Overview

Operating income in the second quarter of 2016 was $393 million, $150 million or 28% lower than operating income of $543 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net investment income, partially offset by (iv) higher net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2016 and 2015 were $212 million and $108 million, respectively. Net favorable prior year reserve development in the second quarters of 2016 and 2015 was $138 million and $103 million, respectively.  The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses and (ii) loss cost trends that exceeded earned pricing.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $12 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2016 was $869 million, $189 million or 18% lower than operating income of $1.06 billion in the same period of 2015, primarily reflecting the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income and (iii) lower underlying underwriting margins, partially offset by (iv) higher net favorable prior year reserve development and (v) higher other revenues.  Catastrophe losses in the first six months of 2016 and 2015 were $360 million and $207 million, respectively.  Net favorable prior year reserve development in the first six months of 2016 and 2015 was $231 million and $180 million, respectively.  The lower underlying underwriting margins primarily resulted from loss cost trends that exceeded earned pricing.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was reduced by $12 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2016 were $3.63 billion, $22 million or 1% higher than in the same period of 2015.  Earned premiums in the first six months of 2016 were $7.23 billion, comparable with the same period of 2015.

Net Investment Income

Net investment income in the second quarter of 2016 was $420 million, $67 million or 14% lower than in the same 2015 period.  Net investment income in the first six months of 2016 was $835 million, $106 million or 11% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2016 compared with the same periods of 2015.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the second quarter of 2016 was $115 million, $4 million or 4% higher than in the same period of 2015.  Fee income in the first six months of 2016 was $229 million, $7 million or 3% higher than in the same period of 2015.  The increase in both periods of 2016 primarily reflected higher fee income associated with servicing growth in the large deductible business.

Other Revenues

Other revenues in all periods of 2016 and 2015 included installment premium charges.  Other revenues in the first six months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2016 were $2.39 billion, $147 million or 7% higher than in the same period of 2015, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends and (iii) higher non-catastrophe weather-related losses, partially offset by (iv) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarter of 2016 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (ii) the general liability product line for both primary and excess coverages for accident years 2011 and 2015 (excluding an increase to environmental reserves discussed below), as well as in the Company’s international operations in Europe.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior, (ii) the general liability product line (excluding an increase to environmental reserves discussed below), primarily related to primary coverages for accident years 2008 through 2013, (iii) property coverages in the commercial multi-peril product line primarily related to non-catastrophe losses for accident years 2012 and 2014 and (iv) the property product line related to catastrophe losses for accident year 2014, as well as in the Company’s operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the second quarters of 2016 and 2015 were partially offset by $82 million and $72 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2016 were $4.68 billion, $181 million or 4% higher than in the same period of 2015, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) loss cost trends, partially offset by (iii) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first six months of 2016 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (ii) the general liability product line (excluding an increase to environmental reserves discussed below), related to both primary and excess coverages for accident years 2011, 2013 and 2015 and (iii) the commercial automobile product line for accident years 2010 and prior, as well as in the Company’s international operations in Europe and Canada.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the general liability product line (excluding an increase to environmental reserves discussed below), primarily related to primary coverages for accident years 2005 and prior and for 2009 through 2013, (ii) the workers’ compensation line of business for accident years 2006 and prior, (iii) the property product line related to catastrophe losses for accident years 2012 through 2014 and (iv) property coverages in the commercial multi-peril product line primarily related to non-catastrophe losses for accident years 2012 and 2014, as well as in the Company’s operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the first six months of 2016 and 2015 were partially offset by the $82 million and $72 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2016 was $588 million, $10 million or 2% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first six months of 2016 was $1.17 billion comparable with the same period of 2015.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2016 were $696 million, $22 million or 3% higher than in the same period of 2015.  General and administrative expenses in the first six months of 2016 were $1.36 billion, $31 million or 2% higher than in the same period of 2015.

Income Tax Expense

Income tax expense in the second quarter of 2016 was $112 million, $67 million or 37% lower than in the same period of 2015, primarily reflecting the $217 million decrease in income before income taxes, partially offset by the impact of the $12 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2016 was $256 million, $98 million or 28% lower than in the same period of 2015, primarily reflecting the $287 million decrease in income before income taxes, partially offset by the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 97.5% in the second quarter of 2016 was 4.3 points higher than the combined ratio of 93.2% in the same period of 2015.  The combined ratio of 96.2% in the first six months of 2016 was 2.9 points higher than the combined ratio of 93.3% in the same period of 2015.

The loss and loss adjustment expense ratio of 64.2% in the second quarter of 2016 was 3.6 points higher than the loss and loss adjustment expense ratio of 60.6% in the same period of 2015.  Catastrophe losses in the second quarters of 2016 and 2015 accounted for 5.8 points and 2.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 provided 3.8 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2016 second quarter underlying loss and loss adjustment expense ratio was 1.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses and (ii) the impact of loss cost trends that exceeded earned pricing.

The loss and loss adjustment expense ratio of 63.3% in the first six months of 2016 was 2.4 points higher than the loss and loss adjustment expense ratio of 60.9% in the same period of 2015.  Catastrophe losses in the first six months of 2016 and 2015 accounted for 5.0 points and 2.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2016 and 2015 provided 3.2 points and 2.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2016 was 1.0 points higher than the 2015 ratio on the same basis, primarily reflecting the impact of loss cost trends that exceeded earned pricing.

The underwriting expense ratio of 33.3% for the second quarter of 2016 was 0.7 points higher than the underwriting expense ratio of 32.6% in the same period of 2015.  In the first six months of 2016, the underwriting expense ratio of 32.9% was 0.5 points higher than the underwriting expense ratio of 32.4% in the same 2015 period.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Domestic:
Select Accounts	$721	$723	$1,465	$1,463
Middle Market	1,564	1,530	3,465	3,349
National Accounts	377	376	911	886
First Party	510	506	950	929
Specialized Distribution	302	301	590	571
Total Domestic	3,474	3,436	7,381	7,198
International	523	591	982	1,105

Total Business and International Insurance	$3,997	$4,027	$8,363	$8,303

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Domestic:
Select Accounts	$709	$709	$1,433	$1,431
Middle Market	1,494	1,451	3,323	3,177
National Accounts	234	228	554	527
First Party	466	452	824	792
Specialized Distribution	302	300	588	568
Total Domestic	3,205	3,140	6,722	6,495
International	475	539	872	981

Total Business and International Insurance	$3,680	$3,679	$7,594	$7,476

Gross written premiums in the second quarter and first six months of 2016 decreased by 1% and increased by 1%, respectively, over the same periods of 2015.  Net written premiums in the second quarter of 2016 were comparable to the same period of 2015, and net written premiums in the first six months of 2016 increased by 2% over the same period of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

Select Accounts.  Net written premiums of $709 million and $1.43 billion in the second quarter and first six months of 2016, respectively, were comparable to the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over from the same periods of 2015.

Middle Market.  Net written premiums of $1.49 billion and $3.32 billion in the second quarter and first six months of 2016, respectively, increased by 3% and 5%, respectively, over the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

National Accounts.  Net written premiums of $234 million and $554 million in the second quarter and first six months of 2016, respectively, increased by 3% and 5%, respectively, over the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive and were higher than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

First Party.  Net written premiums of $466 million and $824 million in the second quarter and first six months of 2016, respectively, increased by 3% and 4%, respectively, over the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 were slightly negative, consistent with the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

Specialized Distribution.  Net written premiums of $302 million and $588 million in the second quarter and first six months of 2016, respectively, increased by 1% and 4%, respectively, over the same periods of 2015.  Business retention rates in the second quarter of 2016 remained strong but were lower than in the same period of 2015.  Business retention rates in the first six months of 2016 remained strong and were comparable with the same period of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter of 2016 decreased from the same period of 2015, while new business premiums in the first six months of 2016 increased over the same period of 2015.

International.  Net written premiums of $475 million and $872 million in the second quarter and first six months of 2016, respectively, decreased by 12% and 11%, respectively, from the same periods of 2015, primarily driven by the impact of changes in foreign currency exchange rates and the impacts of disciplined underwriting and lower levels of economic activity impacting insured exposures in the Company’s European operations, including Lloyd’s.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2016 remained strong but were lower than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 were slightly negative and were comparable with the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$518	$524	$1,026	$1,028
Net investment income	51	57	103	113
Other revenues	6	5	9	10
Total revenues	$575	$586	$1,138	$1,151

Total claims and expenses	$274	$388	$628	$774

Operating income	$202	$151	$346	$275

Loss and loss adjustment expense ratio	15.0%	36.3%	23.4%	36.9%
Underwriting expense ratio	37.4	37.4	37.4	38.0
Combined ratio	52.4%	73.7%	60.8%	74.9%

Overview

Operating income in the second quarter of 2016 was $202 million, $51 million or 34% higher than operating income of $151 million in the same period of 2015, primarily reflecting the pre-tax impact of higher net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 was $150 million and $40 million, respectively.  Catastrophe losses in the second quarters of 2016 and 2015 were $3 million and $1 million, respectively.  Partially offsetting this net pre-tax increase in operating income was a related increase in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $16 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2016 was $346 million, $71 million or 26% higher than operating income of $275 million in the same period of 2015, primarily reflecting the pre-tax impact of higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first six months of 2016 and 2015 was $210 million and $75 million, respectively.  Catastrophe losses in the first six months of 2016 and 2015 were $4 million and $2 million, respectively.  Partially offsetting this net pre-tax increase in operating income was a related increase in income tax expense.  Income tax expense in the first six months of 2015 was reduced by $16 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2016 were $518 million, $6 million or 1% lower than in the same period of 2015. Earned premiums in the first six months of 2016 were $1.03 billion, comparable with the same period of 2015.

Net Investment Income

Net investment income in the second quarter of 2016 was $51 million, $6 million or 11% lower than in the same period of 2015.  Net investment income in the first six months of 2016 was $103 million, $10 million or 9% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2016 as compared with the same periods of 2015.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2016 were $80 million, $112 million or 58% lower than in the same period of 2015, primarily reflecting higher net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarter of 2016 was primarily driven by better than expected loss experience in (i) the fidelity and surety product line for accident years 2010, 2013 and 2014 and (ii) the general liability product line for accident years 2007 through 2011.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2013.

Claims and claim adjustment expenses in the first six months of 2016 were $244 million, $140 million or 36% lower than in the same period of 2015, primarily reflecting higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first six months of 2016 was primarily driven by better than expected loss experience in (i) the fidelity and surety product line for accident years 2010 through 2014 and (ii) the general liability product line for accident years 2007 through 2011.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2016 was $98 million, $1 million or 1% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first six months of 2016 was $194 million, $3 million or 2% higher than in the same period of 2015.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2016 were $96 million, $3 million or 3% lower than in the same period of 2015.  General and administrative expenses in the first six months of 2016 were $190 million, $9 million or 5% lower than in the same period of 2015.  The declines in both periods primarily reflected the impact of certain customer-related intangible assets which became fully amortized in the second quarter of 2015.

Income Tax Expense

Income tax expense in the second quarter of 2016 was $99 million, $52 million higher than in the same period of 2015, primarily reflecting the impact of the $103 million increase in income before income taxes in the second quarter of 2016 and the $16 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2016 was $164 million, $62 million or 61% higher than in the same period of 2015, primarily reflecting the impact of the $133 million increase in income before income taxes in the first six months of 2016 and the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 52.4% in the second quarter of 2016 was 21.3 points lower than the combined ratio of 73.7% in the same period of 2015.  The combined ratio of 60.8% in the first six months of 2016 was 14.1 points lower than the combined ratio of 74.9% in the same period of 2015.

The loss and loss adjustment expense ratio of 15.0% in the second quarter of 2016 was 21.3 points lower than the loss and loss adjustment expense ratio of 36.3% in the same period of 2015.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 provided 29.1 points and 7.7 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the second quarters of 2016 and 2015 accounted for 0.6 points and 0.3 points, respectively, of the loss and loss adjustment expense ratio.  The 2016 second quarter underlying loss and loss adjustment expense ratio was 0.2 points lower than the 2015 ratio on the same basis.

The loss and loss adjustment expense ratio of 23.4% in the first six months of 2016 was 13.5 points lower than the loss and loss adjustment expense ratio of 36.9% in the same period of 2015.  Net favorable prior year reserve development in the first six months of 2016 and 2015 provided 20.6 points and 7.3 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first six months of 2016 and 2015 accounted for 0.4 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2016 was 0.4 points lower than the 2015 ratio on the same basis.

The underwriting expense ratio of 37.4% in the second quarter of 2016 was level with the underwriting expense ratio in the same period of 2015.  In the first six months of 2016, the underwriting expense ratio of 37.4% was 0.6 points lower than the underwriting expense ratio of 38.0% in the same period of 2015.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Bond & Specialty Insurance	$549	$537	$1,085	$1,059

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Bond & Specialty Insurance	$536	$534	$1,028	$1,012

Gross written premiums in the second quarter and first six months of 2016 increased by 2% over the same periods of 2015.  Net written premiums in the second quarter of 2016 were comparable to the same period of 2015, and net written premiums in the first six months of 2016 increased by 2% over the same period of 2015.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter of 2016 remained positive and were higher than in the same period of 2015.  Renewal premium changes in the first six months of 2016 remained positive but were slightly lower than in the same period of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$1,918	$1,798	$3,792	$3,562
Net investment income	78	88	155	170
Fee income	4	4	7	7
Other revenues	14	12	28	24

Total revenues	$2,014	$1,902	$3,982	$3,763

Total claims and expenses	$1,855	$1,657	$3,630	$3,150

Operating income	$116	$174	$255	$426

Loss and loss adjustment expense ratio	67.6%	62.2%	67.1%	58.7%
Underwriting expense ratio	28.1	28.9	27.6	28.6

Combined ratio	95.7%	91.1%	94.7%	87.3%

Incremental impact of direct to consumer initiative on combined ratio	1.1%	1.7%	1.0%	1.7%

Overview

Operating income in the second quarter of 2016 was $116 million, $58 million or 33% lower than operating income of $174 million in the same period of 2015, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2016 and 2015 were $118 million and $112 million, respectively.  There was no net prior year reserve development in the second quarter of 2016.  Net favorable prior year reserve development in the second quarter of 2015 was $64 million.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $4 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2016 was $255 million, $171 million or 40% lower than operating income of $426 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) lower net favorable prior year reserve development, (ii) higher catastrophe losses and (iii) lower net investment income, partially offset by (iv) higher underlying underwriting margins.  Catastrophe losses in the first six months of 2016 and 2015 were $287 million and $174 million, respectively.  Net favorable prior year reserve development in the first six months of 2016 and 2015 was $27 million and $195 million, respectively.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was reduced by $4 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2016 were $1.92 billion, $120 million or 7% higher than in the same period of 2015.  Earned premiums in the first six months of 2016 were $3.79 billion, $230 million or 6% higher than in the same period of 2015.  The increases in both periods primarily reflected the impact of increases in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2016 was $78 million, $10 million or 11% lower than in the same period of 2015.  Net investment income in the first six months of 2016 was $155 million, $15 million or 9% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2016 compared with the same periods of 2015.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the second quarters and first six months of 2016 and 2015 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2016 were $1.30 billion, $180 million or 16% higher than in the same period of 2015, primarily reflecting (i) lower net favorable prior year reserve development, (ii) higher non-catastrophe weather-related losses, (iii) the impact of loss cost trends and (iv) higher volumes of insured exposures.  There was no net prior year reserve development in the second quarter of 2016.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2011 through 2014 and for non-catastrophe weather-related losses for accident year 2014, and (ii) the Automobile product line for liability coverages for accident years 2012 through 2014.

Claims and claim adjustment expenses in the first six months of 2016 were $2.55 billion, $455 million or 22% higher than in the same period of 2015, primarily reflecting (i) lower net favorable prior year reserve development, (ii) higher catastrophe losses, (iii) higher volumes of insured exposures and (iv) the impact of loss cost trends.  Net favorable prior year reserve development in the first six months of 2016 was primarily driven by better than expected loss experience in (i) the Automobile product line for accident year 2014 and (ii) the Homeowners and Other product line for liability coverages for accident year 2014.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident year 2014 and for catastrophe losses for accident year 2011, and (ii) the Automobile product line for liability coverages for accident years 2012 and 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2016 was $303 million, $15 million or 5% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first six months of 2016 was $599 million, $26 million or 5% higher than in the same period of 2015.  The increases in both periods of 2016 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2016 were $255 million, $3 million or 1% higher than in the same period of 2015.  General and administrative expenses in the first six months of 2016 were $485 million, comparable with the same period of 2015.

Income Tax Expense

Income tax expense in the second quarter of 2016 was $43 million, $28 million or 39% lower than in the same period of 2015, primarily reflecting the $86 million decrease in income before income taxes, partially offset by the impact of the $4 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters. Income tax expense in the first six months of 2016 was $97 million, $90 million or 48% lower than in the same period of 2015, primarily reflecting the $261 million decrease in income before income taxes, partially offset by the impact of the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 95.7% in the second quarter of 2016 was 4.6 points higher than the combined ratio of 91.1% in the same period of 2015.  The combined ratio of 94.7% in the first six months of 2016 was 7.4 points higher than the combined ratio of 87.3% in the same period of 2015.

The loss and loss adjustment expense ratio of 67.6% in the second quarter of 2016 was 5.4 points higher than the loss and loss adjustment expense ratio of 62.2% in the same period of 2015.  Catastrophe losses accounted for 6.2 points of the loss and loss adjustment expense ratios in the second quarters of both 2016 and 2015.  Net favorable prior year reserve development in the second quarters of 2016 and 2015 provided 0 points and 3.5 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2016 second quarter underlying loss and loss adjustment expense ratio was 1.9 points higher than the 2015 ratio on the same basis, primarily reflecting (i) the impact of a significant level of new business in recent years and (ii) normal quarterly variability in weather-related and other loss activity.

The loss and loss adjustment expense ratio of 67.1% in the first six months of 2016 was 8.4 points higher than the loss and loss adjustment expense ratio of 58.7% in the same period of 2015.  Catastrophe losses accounted for 7.6 points and 4.9 points of the loss and loss adjustment expense ratios in the first six months of 2016 and 2015, respectively.  Net favorable prior year reserve development in the first six months of 2016 and 2015 provided 0.7 points and 5.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2016 underlying loss and loss adjustment expense ratio in the first six months of 2016 was 0.9 points higher than the 2015 ratio on the same basis, primarily reflecting the impact of a significant level of new business in recent years.

The underwriting expense ratio of 28.1% for the second quarter of 2016 was 0.8 points lower than the underwriting expense ratio of 28.9% in the same period of 2015.  In the first six months of 2016, the underwriting expense ratio of 27.6% was 1.0 points lower than the underwriting expense ratio of 28.6% in the same period of 2015.  The declines in both periods of 2016 primarily reflected the impact of an increase in earned premiums.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Agency Automobile	$1,022	$893	$1,961	$1,721
Agency Homeowners and Other	1,045	1,029	1,848	1,824

Total Agency Personal Insurance	$2,067	$1,922	$3,809	$3,545

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Agency Automobile	$1,018	$890	$1,950	$1,712
Agency Homeowners and Other	1,036	1,010	1,796	1,758

Total Agency Personal Insurance	$2,054	$1,900	$3,746	$3,470

Gross agency written premiums in the second quarter and first six months of 2016 were 8% and 7% higher, respectively, than in the same periods of 2015.  Net agency written premiums in each of the second quarter and first six months of 2016 were 8% higher than in the same periods of 2015.

In the Agency Automobile line of business, net written premiums in each of the second quarter and first six months of 2016 were 14% higher than in the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015 as a result of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the Agency Homeowners and Other line of business, net written premiums in the second quarter and first six months were 3% and 2% higher, respectively, than in the same periods of 2015.  Business retention rates in the second quarter and first six months of 2016 remained strong and were higher than in the same periods of 2015.  Renewal premium changes in the second quarter and first six months of 2016 remained positive but were lower than in the same periods of 2015.  New business premiums in the second quarter and first six months of 2016 increased over the same periods of 2015.

For its Agency business, the Personal Insurance segment had approximately 6.4 million and 6.1 million active policies at June 30, 2016 and 2015, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the second quarter and first six months of 2016 were $75 million and $143 million, respectively, compared with $56 million and $108 million in the respective periods of 2015.  In the second quarter and first six months of 2016, automobile net written premiums increased by $15 million and $28 million, respectively, or 39% and 37%, respectively, over the same periods of 2015.  In the second quarter and first six months of 2016, homeowners and other net written premiums increased by $4 million and $7 million, respectively, or 22% over the same periods of 2015.  The direct to consumer business had 269,000 and 213,000 active policies at June 30, 2016 and 2015, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Operating income (loss)	$(62)	$(62)	$(123)	$(126)

The operating income (loss) for Interest Expense and Other in the second quarters of both 2016 and 2015 was $(62) million.  The operating income (loss) for Interest Expense and Other in the first six months of 2016 was $(123) million, compared with $(126) million in the same period of 2015.  After-tax interest expense in the second quarters and first six months of both 2016 and 2015 was $60 million and $120 million, respectively.

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

On January 29, 2009, the Company and PPG Industries, Inc. (PPG), along with approximately 30 other insurers of PPG, agreed in principle to settle asbestos-related coverage litigation under insurance policies issued to PPG (the “Agreement”). The Agreement was incorporated into the Modified Third Amended Plan of Reorganization (“Amended Plan”) proposed as part of the Pittsburgh Corning Corp. (PCC, which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims.  Under the Agreement, the Company had the option to make a series of payments over 20 years totaling approximately $620 million to the Trust created under the Amended Plan, or it could elect to make a discounted payment.  On January 7, 2016, the remaining objections to the Amended Plan were dismissed. On April 27, 2016, the Amended Plan became effective and all the remaining conditions to the Agreement were satisfied.  The Company fully satisfied its obligation under the Agreement by making a discounted payment in the second quarter of 2016. The Company’s payments totaled $524 million, of which $518 million was related to asbestos reserves.  The Company’s obligations under the Agreement were included in its claims and claim adjustment expense reserves at March 31, 2016 and December 31, 2015.

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

Net asbestos paid loss and loss expenses in the first six months of 2016 were $575 million, compared with $623 million in the same period of 2015.  Net payments in the first six months of 2016 included the payment of the $518 million settlement amounts related to PPG as described above.  Net payments in the first six months of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described above and in more detail in note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.  Net asbestos reserves were $1.23 billion at June 30, 2016, compared with $1.73 billion at June 30, 2015.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2016	2015
Beginning reserves:
Gross	$1,989	$2,520
Ceded	(179)	(163)
Net	1,810	2,357
Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss expenses:
Gross	671	664
Ceded	(96)	(41)
Net	575	623
Foreign exchange and other:
Gross	(1)	—
Ceded	—	—
Net	(1)	—
Ending reserves:
Gross	1,317	1,856
Ceded	(83)	(122)
Net	$1,234	$1,734

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions.  As a result of these factors, the Company increased its net environmental reserves by $82 million and $72 million in the second quarters of 2016 and 2015, respectively.

Net environmental paid loss and loss expenses in the first six months of 2016 were $23 million, compared with $25 million in the same period of 2015.  At June 30, 2016, approximately 94% of the net environmental reserve (approximately $394 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $27 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2016	2015
Beginning reserves:
Gross	$375	$353
Ceded	(14)	(7)
Net	361	346
Incurred losses and loss expenses:
Gross	87	81
Ceded	(5)	(9)
Net	82	72
Paid loss and loss expenses:
Gross	24	26
Ceded	(1)	(1)
Net	23	25
Foreign exchange and other:
Gross	1	(2)
Ceded	—	—
Net	1	(2)
Ending reserves:
Gross	439	406
Ceded	(18)	(15)
Net	$421	$391

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2016 were $72.47 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2016 was $63.31 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2016 and December 31, 2015.  Below investment grade securities represented 2.8% of the total fixed maturity investment portfolio at both June 30, 2016 and December 31, 2015.  The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at both June 30, 2016 and December 31, 2015.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2016 and December 31, 2015 included $33.63 billion and $31.41 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2016 and December 31, 2015 were $5.72 billion and $6.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2016, approximately 97% were rated at “A3” or above, and approximately 92% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2016.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2016, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2016 and December 31, 2015 included $1.83 billion and $1.98 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2016 and December 31, 2015 were $616 million and $676 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.22 billion and $1.30 billion at June 30, 2016 and December 31, 2015, respectively.  Approximately 48% of the Company’s CMO holdings at both June 30, 2016 and December 31, 2015 were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $635 million and $683 million of non-guaranteed CMO holdings was “Baa1” and “Baa2” at June 30, 2016 and December 31, 2015, respectively.  The average credit rating of all of the above securities was “Aa2” and “Aa3” at June 30, 2016 and December 31, 2015, respectively.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2015 Annual Report.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2016 and December 31, 2015, the carrying value of the Company’s other investments was $3.49 billion and $3.45 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2015 Annual Report.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2015 Annual Report.

Catastrophe Bonds. In May 2016, an indemnity reinsurance agreement with Long Point Re III Ltd. that provided up to $300 million of coverage for certain losses expired as scheduled.  With respect to the Company’s remaining indemnity reinsurance agreement with Long Point Re III Ltd., the attachment point and maximum limit were reset as required annually to adjust the expected loss of the layer within a predetermined range.  For the period May 16, 2016 through and including May 15, 2017, the Company will be entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.968 billion.  The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.468 billion.

Other Catastrophe Reinsurance Treaties.  Catastrophe reinsurance treaties that renewed on July 1, 2016 were as follows:

•                  Northeast General Catastrophe Reinsurance Treaty.  The northeast general catastrophe treaty provides up to $800 million part of $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2016 through and including June 30, 2017.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•                  Middle Markets Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This earthquake excess-of-loss treaty provides for up to $150 million part of $165 million of coverage, subject to a $70 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company’s Business and International Insurance segment for the period July 1, 2016 through and including June 30, 2017.

•                  Canadian Property Catastrophe Excess-of-Loss Reinsurance Contract.  This contract, effective for the period July 1, 2016 through and including June 30, 2017, covers the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses.  The treaty covers all property written by the Company’s Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds.  The treaty provides coverage for 50% of losses in excess of C$100 million (US$77 million at June 30, 2016), up to C$200 million (US$154 million at June 30, 2016) and for 100% of losses in excess of C$200 million (US$154 million at June 30, 2016), up to C$600 million (US$462 million at June 30, 2016).

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2015 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2016	December 31, 2015
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,530	$3,848
Allowance for uncollectible reinsurance	(151)	(157)

Net reinsurance recoverables	3,379	3,691
Mandatory pools and associations	2,026	2,015
Structured settlements	3,198	3,204
Total reinsurance recoverables	$8,603	$8,910

The $312 million decline in net reinsurance recoverables from December 31, 2015 primarily reflected the impact of cash collections in the first six months of 2016.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards.  In the Business and International Insurance segment, the Company expects that domestic renewal premium changes during the remainder of 2016 and into 2017 will remain positive and will be broadly consistent with the levels attained in the first six months of 2016.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes during the remainder of 2016 and into 2017 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first six months of 2016.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2016 and into 2017 will remain positive, but will be slightly lower than the levels attained in the first six months of 2016.  With respect to surety business within the Bond & Specialty Insurance segment, the Company expects that net written premium volume during the remainder of 2016 and into 2017 will be slightly higher than the levels attained in the same periods of 2015 and 2016.  In the Personal Insurance segment, the Company expects that Agency Auto renewal premium changes during the remainder of 2016 and into 2017 will remain positive and will be slightly higher than the levels attained in the first six months of 2016, and Agency Homeowners and Other renewal premium changes during the remainder of 2016 and into 2017 will remain positive, and will be broadly consistent with the levels attained in the first six months of 2016.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2016 and into 2017 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio in the short-term.

General uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the political and regulatory environment, geopolitical instability, the United Kingdom’s expected withdrawal from the European Union, slow growth and economic uncertainty in the United States and in various parts of the world, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in the remainder of 2016 and into 2017, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and non-catastrophe weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and non-catastrophe weather-related losses in a number of periods during the past decade, which adversely impacted its results of operations.  The Company’s results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses were to occur.

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

It is possible that the steps taken by the federal government in recent years, particularly by the Federal Reserve, to improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered “long tail”, such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year.  For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected” in the Company’s 2015 Annual Report.

In Business and International Insurance, the Company expects underlying underwriting margins and the combined ratio excluding catastrophe losses and prior year reserve development (“underlying combined ratio”) during the remainder of 2016 and into 2017 will be broadly consistent with those in the same periods of 2015 and 2016, reflecting the impact of loss trends in excess of earned pricing, largely offset by lower (and more normalized) levels of what the Company defines as large losses and non-catastrophe weather-related losses.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2016 and into 2017 will be broadly consistent with those in the same periods of 2015 and 2016.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2016 and into 2017 will be lower and the underlying combined ratio will be higher than in the same periods of 2015 and 2016.  In Agency Automobile, the Company expects underlying underwriting margins during the remainder of 2016 will be slightly lower and the underlying combined ratio will be higher than in the same period of 2015.  The increase in the underlying combined ratio reflects the impact of significant new business levels in recent years.  For the early part of 2017, the Company expects underlying underwriting margins to be slightly higher and the underlying combined ratio to be broadly consistent with the comparable period of 2016.  The underlying combined ratio reflects the impact of significant new business levels in recent years, largely offset by lower (and more normalized) levels of loss activity.  In Agency Homeowners and Other, the Company expects underlying underwriting margins during the remainder of 2016 and into 2017 will be lower and the underlying combined ratio will be higher than in the same periods of 2015 and 2016, reflecting higher (and more normalized) levels of loss activity.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at June 30, 2016.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, during the remainder of 2016 and into 2017, result in approximately $20 million to $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2015 and 2016.  Net investment income from the non-fixed maturity investment portfolio in the first six months of 2016 was lower than in the same period of 2015.  Given recent levels of market volatility, there is more than the usual uncertainty as to the impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2016 and into 2017.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2016 and into 2017, the Company could experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $3.34 billion ($2.18 billion after-tax) in its fixed maturity investment portfolio at June 30, 2016.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2016, TRV held total cash and short-term invested assets in the United States aggregating $1.75 billion and having a weighted average maturity of 69 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $1.75 billion at June 30, 2016 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2016, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2016.

TRV has a shelf registration statement with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2016.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $200 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2016.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2016 and 2015 were $1.29 billion and $875 million, respectively.  Cash flows in the first six months of 2016 included the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.  Cash flows in the first six months of 2015 included the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.

Investing Activities

Net cash flows used in investing activities in the first six months of 2016 were $91 million, compared with net cash flows provided by investing activities of $765 million in the first six months of 2015.  The Company’s consolidated total investments at June 30, 2016 increased by $2.00 billion, or 3% from year-end 2015, primarily reflecting an increase in the unrealized appreciation of investments and net cash flows provided by operating activities, partially offset by common share repurchases and dividends paid to shareholders.

Financing Activities

Net cash flows used in financing activities in the first six months of 2016 and 2015 were $1.31 billion and $1.69 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The total in 2016 also included the impact of the issuance and payment of debt as described in more detail in note 7 of notes to the consolidated financial statements herein.

Dividends.  Dividends paid to shareholders were $375 million and $369 million in the first six months of 2016 and 2015, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 21, 2016, the Company announced that it declared a regular quarterly dividend of $0.67 per share, payable September 30, 2016, to shareholders of record on September 9, 2016.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2016, the Company repurchased 4.9 million and 10.0 million shares, respectively, under its share repurchase authorization, for a total cost of $550 million and $1.10 billion, respectively.  The average cost per share repurchased was $112.12 and $110.26, respectively.  At June 30, 2016, the Company had $2.23 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2016 and December 31, 2015.

(in millions)	June 30, 2016	December 31, 2015
Debt:
Short-term	$100	$500
Long-term	6,361	5,861
Net unamortized fair value adjustments and debt issuance costs	(25)	(17)
Total debt	6,436	6,344
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,749	23,755
Accumulated other comprehensive income (loss)	965	(157)
Total shareholders’ equity	24,714	23,598
Total capitalization	$31,150	$29,942

On May 11, 2016, the Company issued $500 million aggregate principal amount of 3.75% senior notes that will mature on May 15, 2046.  The Company used a portion of the net proceeds of this offering to retire its $400 million aggregate principal amount of 6.25% senior notes which matured on June 20, 2016, and intends to use the remaining portion for general corporate purposes, including the potential redemption of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067.  See note 7 of notes to the consolidated financial statements herein for further discussion.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2016	December 31, 2015
Total capitalization excluding net unrealized gain on investments	$28,809	$28,653
Net unrealized gain on investments, net of taxes	2,341	1,289
Total capitalization	$31,150	$29,942

Debt-to-total capital ratio	20.7%	21.2%
Debt-to-total capital ratio excluding net unrealized gain on investments	22.3%	22.1%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.3% at June 30, 2016 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since April 21, 2016, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2016 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2015 Annual Report.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.76 billion at June 30, 2016) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2016			December 31, 2015
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,937	$7,011	$11,948	$5,588	$7,120	$12,708
Commercial property	712	430	1,142	715	397	1,112
Commercial multi-peril	1,840	1,978	3,818	1,888	1,750	3,638
Commercial automobile	2,105	1,206	3,311	2,068	1,253	3,321
Workers’ compensation	10,206	8,749	18,955	10,269	8,470	18,739
Fidelity and surety	225	404	629	229	475	704
Personal automobile	1,742	816	2,558	1,710	842	2,552
Homeowners and personal—other	619	519	1,138	601	399	1,000
International and other	2,860	1,572	4,432	2,808	1,690	4,498
Property-casualty	25,246	22,685	47,931	25,876	22,396	48,272
Accident and health	22	—	22	23	—	23

Claims and claim adjustment expense reserves	$25,268	$22,685	$47,953	$25,899	$22,396	$48,295

The $342 million decrease in gross claims and claim adjustment expense reserves since December 31, 2015 primarily reflected the impact of the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein and net favorable prior year reserve development, partially offset by catastrophe losses incurred in the first six months of 2016 and changes in foreign currency exchange rates.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

•                  the Company’s outlook and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, margins, net and operating income, investment income and performance, loss costs, return on equity and expected current returns and combined ratios);

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

•                  the Company’s investment portfolio may suffer material realized or unrealized losses. The Company’s investment portfolio may also suffer reduced or low returns, particularly if interest rates remain at historically low levels for a prolonged period of time or decline further as a result of actions taken by central banks (a risk which potentially could be increased by, among other things, the United Kingdom’s expected withdrawal from the European Union);

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

•                  the Company is exposed to credit risk in certain of its business and investment operations including through the utilization of reinsurance or structured settlements, as well as guarantees or indemnifications from third parties;

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

•                  the Company is also subject to a number of additional risks associated with its business outside the United States, including foreign currency exchange fluctuations and restrictive regulations, as well as the risks and uncertainties associated with the United Kingdom’s expected withdrawal from the European Union;

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

FORWARD-LOOKING STATEMENTS, Continued

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2015 Annual Report filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2015 Annual Report as updated by the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2016	April 30, 2016	680,900	$109.65	680,900	$2,709
May 1, 2016	May 31, 2016	2,755,520	$111.82	2,755,394	$2,401
June 1, 2016	June 30, 2016	1,474,186	$113.82	1,469,166	$2,234
Total		4,910,606	$112.12	4,905,460	$2,234

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

The Company acquired 5,146 shares for a total cost of approximately $0.6 million during the three months ended June 30, 2016 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 21, 2016	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: July 21, 2016	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1

The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2016, and is incorporated herein by reference.

10.2†	Current Director Compensation Program, effective as of May 19, 2016.

10.3†	Separation Agreement, dated June 2, 2016, between The Travelers Indemnity Company and Doreen Spadorcia.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2016 and 2015; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheet at June 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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