Form 10-Q
period 2016-09-30
TRAVELERS COMPANIES, INC.
filed 2016-10-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 17, 2016 was 284,058,764.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2016

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$6,209	$6,032	$18,257	$17,851
Net investment income	582	614	1,675	1,838
Fee income	116	116	352	345
Net realized investment gains (1)	23	15	33	35
Other revenues	31	21	115	68
Total revenues	6,961	6,798	20,432	20,137

Claims and expenses
Claims and claim adjustment expenses	3,856	3,382	11,330	10,360
Amortization of deferred acquisition costs	1,012	987	2,972	2,913
General and administrative expenses	1,057	1,028	3,106	3,055
Interest expense	89	94	273	278
Total claims and expenses	6,014	5,491	17,681	16,606

Income before income taxes	947	1,307	2,751	3,531
Income tax expense	231	379	680	958
Net income	$716	$928	$2,071	$2,573

Net income per share
Basic	$2.48	$3.00	$7.09	$8.13
Diluted	$2.45	$2.97	$7.00	$8.04

Weighted average number of common shares outstanding
Basic	286.0	307.6	290.0	314.3
Diluted	289.8	311.0	293.6	317.7

Cash dividends declared per common share	$0.67	$0.61	$1.95	$1.77

(1)         Total other-than-temporary impairment (OTTI) losses were $(4) million and $(14) million for the three months ended September 30, 2016 and 2015, respectively, and $(36) million and $(26) million for the nine months ended September 30, 2016 and 2015, respectively.  Of total OTTI, credit losses of $(4) million and $(14) million for the three months ended September 30, 2016 and 2015, respectively, and $(26) million and $(23) million for the nine months ended September 30, 2016 and 2015, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for both of the three months ended September 30, 2016 and 2015, and $(10) million and $(3) million for the nine months ended September 30, 2016 and 2015, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$716	$928	$2,071	$2,573

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(455)	67	1,138	(829)
Having credit losses recognized in the consolidated statement of income	6	(3)	23	(13)
Net changes in benefit plan assets and obligations	16	24	50	71
Net changes in unrealized foreign currency translation	(31)	(227)	37	(407)
Other comprehensive income (loss) before income taxes	(464)	(139)	1,248	(1,178)
Income tax expense (benefit)	(159)	(2)	431	(330)
Other comprehensive income (loss), net of taxes	(305)	(137)	817	(848)
Comprehensive income	$411	$791	$2,888	$1,725

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,149 and $58,878)	$63,036	$60,658
Equity securities, available for sale, at fair value (cost $510 and $528)	744	705
Real estate investments	929	989
Short-term securities	4,803	4,671
Other investments	3,452	3,447
Total investments	72,964	70,470

Cash	269	380
Investment income accrued	586	642
Premiums receivable	6,785	6,437
Reinsurance recoverables	8,665	8,910
Ceded unearned premiums	741	656
Deferred acquisition costs	1,975	1,849
Deferred taxes	—	296
Contractholder receivables	4,580	4,374
Goodwill	3,585	3,573
Other intangible assets	271	279
Other assets	2,366	2,318
Total assets	$102,787	$100,184

Liabilities
Claims and claim adjustment expense reserves	$48,168	$48,295
Unearned premium reserves	12,706	11,971
Contractholder payables	4,580	4,374
Payables for reinsurance premiums	431	296
Deferred taxes	171	—
Debt	6,436	6,344
Other liabilities	5,856	5,306
Total liabilities	78,348	76,586

Shareholders’ equity
Common stock (1,750.0 shares authorized; 284.1 and 295.9 shares issued and outstanding)	22,419	22,172
Retained earnings	31,443	29,945
Accumulated other comprehensive income (loss)	660	(157)
Treasury stock, at cost (482.9 and 467.6 shares)	(30,083)	(28,362)
Total shareholders’ equity	24,439	23,598
Total liabilities and shareholders’ equity	$102,787	$100,184

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2016	2015
Common stock
Balance, beginning of year	$22,172	$21,843
Employee share-based compensation	123	105
Compensation amortization under share-based plans and other changes	124	151
Balance, end of period	22,419	22,099

Retained earnings
Balance, beginning of year	29,945	27,251
Net income	2,071	2,573
Dividends	(571)	(561)
Other	(2)	—
Balance, end of period	31,443	29,263

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(157)	880
Other comprehensive income (loss)	817	(848)
Balance, end of period	660	32

Treasury stock (at cost)
Balance, beginning of year	(28,362)	(25,138)
Treasury stock acquired — share repurchase authorization	(1,650)	(2,150)
Net shares acquired related to employee share-based compensation plans	(71)	(73)
Balance, end of period	(30,083)	(27,361)
Total shareholders’ equity	$24,439	$24,033

Common shares outstanding
Balance, beginning of year	295.9	322.2
Treasury stock acquired — share repurchase authorization	(14.7)	(20.8)
Net shares issued under employee share-based compensation plans	2.9	2.8
Balance, end of period	284.1	304.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2016	2015
Cash flows from operating activities
Net income	$2,071	$2,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(33)	(35)
Depreciation and amortization	624	620
Deferred federal income tax expense	29	105
Amortization of deferred acquisition costs	2,972	2,913
Equity in income from other investments	(114)	(214)
Premiums receivable	(340)	(300)
Reinsurance recoverables	248	247
Deferred acquisition costs	(3,096)	(2,998)
Claims and claim adjustment expense reserves	(139)	(874)
Unearned premium reserves	725	542
Other	116	95
Net cash provided by operating activities	3,063	2,674

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,648	8,805
Proceeds from sales of investments:
Fixed maturities	865	1,555
Equity securities	71	38
Real estate investments	69	15
Other investments	569	505
Purchases of investments:
Fixed maturities	(9,004)	(9,972)
Equity securities	(36)	(31)
Real estate investments	(30)	(116)
Other investments	(422)	(389)
Net purchases of short-term securities	(135)	(782)
Securities transactions in course of settlement	511	103
Other	(240)	(222)
Net cash used in investing activities	(1,134)	(491)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,650)	(2,150)
Treasury stock acquired — net employee share-based compensation	(71)	(73)
Dividends paid to shareholders	(569)	(557)
Payment of debt	(400)	—
Issuance of debt	491	392
Issuance of common stock — employee share options	164	142
Excess tax benefits from share-based payment arrangements	—	42
Net cash used in financing activities	(2,035)	(2,204)

Effect of exchange rate changes on cash	(5)	(9)
Net decrease in cash	(111)	(30)
Cash at beginning of year	380	374
Cash at end of period	$269	$344

Supplemental disclosure of cash flow information
Income taxes paid	$648	$882
Interest paid	$223	$217

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

Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the updated guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The updated guidance was effective for reporting periods beginning after December 15, 2015.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.  The updated guidance was effective for reporting periods beginning after December 15, 2015.  The updated guidance is consistent with the Company’s accounting policy and its adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument is contingently exercisable, the event that triggers the ability to exercise the option is considered to be clearly and closely related to the debt instrument (i.e., the economic characteristics and risks of the option are related to interest rates or credit risks) and the entity does not have to assess whether the option should be accounted for separately. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s operating revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$3,692	$529	$1,988	$6,209
Net investment income	445	53	84	582
Fee income	111	—	5	116
Other revenues	10	4	14	28
Total operating revenues (1)	$4,258	$586	$2,091	$6,935
Operating income (1)	$457	$146	$158	$761

2015
Premiums	$3,653	$539	$1,840	$6,032
Net investment income	471	56	87	614
Fee income	112	—	4	116
Other revenues	5	4	9	18
Total operating revenues (1)	$4,241	$599	$1,940	$6,780
Operating income (1)	$546	$196	$241	$983

(1)                       Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$10,922	$1,555	$5,780	$18,257
Net investment income	1,280	156	239	1,675
Fee income	340	—	12	352
Other revenues	51	13	42	106
Total operating revenues (1)	$12,593	$1,724	$6,073	$20,390
Operating income (1)	$1,326	$492	$413	$2,231

2015
Premiums	$10,882	$1,567	$5,402	$17,851
Net investment income	1,412	169	257	1,838
Fee income	334	—	11	345
Other revenues	18	14	33	65
Total operating revenues (1)	$12,646	$1,750	$5,703	$20,099
Operating income (1)	$1,604	$471	$667	$2,742

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
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$1,003	$970	$2,971	$2,889
Commercial automobile	503	485	1,497	1,430
Commercial property	441	444	1,320	1,324
General liability	504	484	1,471	1,421
Commercial multi-peril	788	791	2,356	2,344
Other	9	10	23	30
Total Domestic	3,248	3,184	9,638	9,438
International	444	469	1,284	1,444
Total Business and International Insurance	3,692	3,653	10,922	10,882

Bond & Specialty Insurance:
Fidelity and surety	245	254	714	719
General liability	239	240	708	716
Other	45	45	133	132
Total Bond & Specialty Insurance	529	539	1,555	1,567

Personal Insurance:
Automobile	1,026	893	2,936	2,592
Homeowners and Other	962	947	2,844	2,810
Total Personal Insurance	1,988	1,840	5,780	5,402

Total earned premiums	6,209	6,032	18,257	17,851
Net investment income	582	614	1,675	1,838
Fee income	116	116	352	345
Other revenues	28	18	106	65
Total operating revenues for reportable segments	6,935	6,780	20,390	20,099
Other revenues	3	3	9	3
Net realized investment gains	23	15	33	35
Total consolidated revenues	$6,961	$6,798	$20,432	$20,137

Income reconciliation, net of tax
Total operating income for reportable segments	$761	$983	$2,231	$2,742
Interest Expense and Other (1)	(60)	(65)	(183)	(191)
Total operating income	701	918	2,048	2,551
Net realized investment gains	15	10	23	22
Total consolidated net income	$716	$928	$2,071	$2,573

(1)         The primary component of Interest Expense and Other was after-tax interest expense of $57 million and $61 million in the three months ended September 30, 2016 and 2015, respectively, and $177 million and $181 million in the nine months ended September 30, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2016	December 31, 2015
Asset reconciliation:
Business and International Insurance	$81,232	$79,692
Bond & Specialty Insurance	7,945	7,360
Personal Insurance	13,327	12,748
Total assets for reportable segments	102,504	99,800
Other assets (1)	283	384
Total consolidated assets	$102,787	$100,184

(1)                  The primary component of other assets at September 30, 2016 was other intangible assets and the primary components at December 31, 2015 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,046	$27	$2	$2,071
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,930	754	9	14,675
Revenue	10,668	608	6	11,270
State general obligation	1,878	95	3	1,970
Pre-refunded	5,138	227	—	5,365

Total obligations of states, municipalities and political subdivisions	31,614	1,684	18	33,280
Debt securities issued by foreign governments	1,703	54	—	1,757
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,651	128	1	1,778
All other corporate bonds	23,039	1,039	31	24,047
Redeemable preferred stock	96	7	—	103
Total	$60,149	$2,939	$52	$63,036

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,202	$8	$16	$2,194
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,744	577	3	13,318
Revenue	9,492	472	4	9,960
State general obligation	1,978	97	2	2,073
Pre-refunded	5,813	247	—	6,060
Total obligations of states, municipalities and political subdivisions	30,027	1,393	9	31,411

Debt securities issued by foreign governments	1,829	45	1	1,873
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	124	6	1,981
All other corporate bonds	22,854	523	288	23,089
Redeemable preferred stock	103	7	—	110
Total	$58,878	$2,100	$320	$60,658

Pre-refunded bonds of $5.37 billion and $6.06 billion at September 30, 2016 and December 31, 2015, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $865 million and $1.56 billion during the nine months ended September 30, 2016 and 2015, respectively. Gross gains of $60 million and $74 million and gross losses of $10 million and $6 million were realized on those sales during the nine months ended September 30, 2016 and 2015, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$394	$218	$3	$609
Non-redeemable preferred stock	116	24	5	135
Total	$510	$242	$8	$744

		Gross Unrealized		Fair
(at December 31, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$386	$164	$7	$543
Non-redeemable preferred stock	142	26	6	162
Total	$528	$190	$13	$705

Proceeds from sales of equity securities classified as available for sale were $71 million and $38 million during the nine months ended September 30, 2016 and 2015, respectively.  Gross gains of $12 million and $7 million and gross losses of $3 million and $4 million were realized on those sales during the nine months ended September 30, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

	Less than 12 months		12 months or longer		Total
(at September 30, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$146	$1	$10	$1	$156	$2
Obligations of states, municipalities and political subdivisions	2,255	18	14	—	2,269	18
Debt securities issued by foreign governments	31	—	—	—	31	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	116	—	20	1	136	1
All other corporate bonds	1,002	7	502	24	1,504	31
Redeemable preferred stock	—	—	7	—	7	—
Total fixed maturities	3,550	26	553	26	4,103	52

Equity securities
Public common stock	9	1	20	2	29	3
Non-redeemable preferred stock	5	—	60	5	65	5
Total equity securities	14	1	80	7	94	8
Total	$3,564	$27	$633	$33	$4,197	$60

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,820	$15	$28	$1	$1,848	$16
Obligations of states, municipalities and political subdivisions	928	7	142	2	1,070	9
Debt securities issued by foreign governments	172	1	—	—	172	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	473	4	57	2	530	6
All other corporate bonds	7,725	197	710	91	8,435	288
Redeemable preferred stock	8	—	—	—	8	—
Total fixed maturities	11,126	224	937	96	12,063	320

Equity securities
Public common stock	48	6	33	1	81	7
Non-redeemable preferred stock	47	3	38	3	85	6
Total equity securities	95	9	71	4	166	13
Total	$11,221	$233	$1,008	$100	$12,229	$333

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2016 totaled $8 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $4 million and $14 million for the three months ended September 30, 2016 and 2015, respectively, and $26 million and $23 million for the nine months ended September 30, 2016 and 2015, respectively.

The cumulative amount of credit losses on fixed maturities held at September 30, 2016 and 2015, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $86 million at both dates.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the nine months ended September 30, 2016 and 2015 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both September 30, 2016 and December 31, 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment gains and losses related to U.S. Treasury futures contracts in the three months and nine months ended September 30, 2016 and 2015 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both September 30, 2016 and December 31, 2015.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $146 million and $101 million at September 30, 2016 and December 31, 2015, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $73 million and $117 million at September 30, 2016 and December 31, 2015, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2016 and December 31, 2015.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,071	$2,071	$—	$—
Obligations of states, municipalities and political subdivisions	33,280	—	33,268	12
Debt securities issued by foreign governments	1,757	—	1,757	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,778	—	1,743	35
All other corporate bonds	24,047	3	23,872	172
Redeemable preferred stock	103	3	100	—
Total fixed maturities	63,036	2,077	60,740	219

Equity securities
Public common stock	609	609	—	—
Non-redeemable preferred stock	135	58	77	—
Total equity securities	744	667	77	—

Other investments	49	17	—	32
Total	$63,829	$2,761	$60,817	$251

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	$2,194	$—	$—
Obligations of states, municipalities and political subdivisions	31,411	—	31,398	13
Debt securities issued by foreign governments	1,873	—	1,873	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	—	1,957	24
All other corporate bonds	23,089	—	22,915	174
Redeemable preferred stock	110	3	100	7
Total fixed maturities	60,658	2,197	58,243	218

Equity securities
Public common stock	543	543	—	—
Non-redeemable preferred stock	162	55	107	—
Total equity securities	705	598	107	—

Other investments	56	18	—	38
Total	$61,419	$2,813	$58,350	$256

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

(at September 30, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,803	$4,803	$975	$3,783	$45

Financial liabilities:
Debt	$6,336	$7,753	$—	$7,753	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,671	$4,671	$1,685	$2,958	$28

Financial liabilities:
Debt	$6,244	$7,180	$—	$7,180	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 99% of short-term securities at both September 30, 2016 and December 31, 2015.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at September 30, 2016 and December 31, 2015.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 or twelve months ended December 31, 2015.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2016 and December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
Business and International Insurance (1)	$2,451	$2,439
Bond & Specialty Insurance	496	496
Personal Insurance	612	612
Other	26	26
Total	$3,585	$3,573

(1)  Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at September 30, 2016 and December 31, 2015:

(at September 30, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$156	$54
Not subject to amortization	217	—	217
Total	$427	$156	$271

(at December 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$148	$62
Not subject to amortization	217	—	217
Total	$427	$148	$279

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

Amortization expense of intangible assets was $3 million for each of the three months ended September 30, 2016 and 2015, and $8 million and $23 million for the nine months ended September 30, 2016 and 2015, respectively.  Intangible asset amortization expense is estimated to be $2 million for the remainder of 2016, $9 million in 2017, $8 million in 2018, $6 million in 2019 and $5 million in 2020.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2016.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2015	$1,100	$189	$(713)	$(733)	$(157)

Other comprehensive income (OCI) before reclassifications	780	7	3	24	814
Amounts reclassified from AOCI	(35)	8	30	—	3
Net OCI, current period	745	15	33	24	817
Balance, September 30, 2016	$1,845	$204	$(680)	$(709)	$660

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
( in millions)	2016	2015	2016	2015

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(455)	$67	$1,138	$(829)
Income tax expense (benefit)	(159)	26	393	(286)
Net of taxes	(296)	41	745	(543)

Having credit losses recognized in the consolidated statement of income	6	(3)	23	(13)
Income tax expense (benefit)	2	—	8	(4)
Net of taxes	4	(3)	15	(9)

Net changes in benefit plan assets and obligations	16	24	50	71
Income tax expense	6	9	17	25
Net of taxes	10	15	33	46

Net changes in unrealized foreign currency translation	(31)	(227)	37	(407)
Income tax expense (benefit)	(8)	(37)	13	(65)
Net of taxes	(23)	(190)	24	(342)

Total other comprehensive income (loss)	(464)	(139)	1,248	(1,178)
Total income tax expense (benefit)	(159)	(2)	431	(330)

Total other comprehensive income (loss), net of taxes	$(305)	$(137)	$817	$(848)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(19)	$(20)	$(54)	$(55)
Income tax expense (2)	(7)	(7)	(19)	(19)
Net of taxes	(12)	(13)	(35)	(36)

Having credit losses recognized in the consolidated statement of income (1)	—	—	12	2
Income tax benefit (2)	—	—	4	—
Net of taxes	—	—	8	2

Reclassification adjustment related to benefit plan assets and obligations (3)	15	23	46	70
Income tax benefit (2)	5	8	16	25
Net of taxes	10	15	30	45

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	(4)	3	4	17
Total income tax (expense) benefit	(2)	1	1	6
Total reclassifications, net of taxes	$(2)	$2	$3	$11

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

8.                          COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2016, the Company repurchased 4.7 million and 14.7 million shares, respectively, under its share repurchase authorization, for a total cost of $550 million and $1.65 billion, respectively.  The average cost per share repurchased was $117.25 and $112.50, respectively.  At September 30, 2016, the Company had $1.68 billion of capacity remaining under its share repurchase authorization.  In addition, during the three months and nine months ended September 30, 2016, the Company acquired 0.1 million and 0.6 million shares, respectively, for a total cost of $12 million and $71 million, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015

Basic and Diluted
Net income, as reported	$716	$928	$2,071	$2,573
Participating share-based awards — allocated income	(6)	(6)	(16)	(18)
Net income available to common shareholders — basic and diluted	$710	$922	$2,055	$2,555

Common Shares
Basic
Weighted average shares outstanding	286.0	307.6	290.0	314.3

Diluted
Weighted average shares outstanding	286.0	307.6	290.0	314.3
Weighted average effects of dilutive securities — stock options and performance shares	3.8	3.4	3.6	3.4
Total	289.8	311.0	293.6	317.7

Net Income per Common Share
Basic	$2.48	$3.00	$7.09	$8.13
Diluted	$2.45	$2.97	$7.00	$8.04

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2016:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,667,840	$79.37	4.8 years	$270
Exercisable at end of period	5,131,304	$69.72	3.0 years	$230

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $42 million and $31 million for the three months ended September 30, 2016 and 2015, respectively, and $124 million and $109 million for the nine months ended September 30, 2016 and 2015, respectively.  The related tax benefits recognized in the consolidated statement of income were $14 million and $11 million for the three months ended September 30, 2016 and 2015, respectively, and $42 million and $37 million for the nine months ended September 30, 2016 and 2015, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2016 was $148 million, which is expected to be recognized over a weighted-average period of 1.8 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2016	2015	2016	2015

Net Periodic Benefit Cost:
Service cost	$29	$33	$—	$—
Interest cost on benefit obligation	30	36	2	3
Expected return on plan assets	(57)	(58)	—	—
Settlement	—	—	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	17	24	—	—
Net periodic benefit cost	$19	$35	$1	$2

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2016	2015	2016	2015

Net Periodic Benefit Cost:
Service cost	$88	$98	$—	$—
Interest cost on benefit obligation	91	108	6	8
Expected return on plan assets	(172)	(173)	—	—
Settlement	1	—	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(3)	(2)
Net actuarial loss	50	72	—	—
Net periodic benefit cost	$58	$105	$3	$6

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

This change did not affect the measurement of the Company’s total benefit obligations, as the change in service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period.  The change reduced the service and interest cost components of net periodic benefit costs by $1 million and $8 million, respectively, for the three months ended September 30, 2016, and by $4 million and $23 million, respectively, for the nine months ended September 30, 2016.  The weighted average discount rates that are being used to measure service and interest costs during 2016 are 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested.  Under the Company’s prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan.  The Company accounted for this change as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2016.

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject are described below.

Asbestos and Environmental Claims and Litigation

In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation.  The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods. In the second quarters of 2016 and 2015, the Company increased its net environmental reserves by $82 million and $72 million, respectively. In the third quarters of 2016 and 2015, the Company increased its net asbestos reserves by $225 million and $224 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re, and three other reinsurers — two of which are subsidiaries of the same company, while the other has since settled with the Company.  That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues.  On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties and ruled in the Company’s favor that the issues for trial will be limited to the two discrete issues remanded by the Court of Appeals.  The reinsurers’ appeals of the trial court’s orders were unsuccessful.  On March 24, 2016, the reinsurers filed a motion to change the venue, which the Company has opposed.  On April 26, 2016, the trial court denied the reinsurers’ motion to change venue, and on June 10, 2016, the reinsurers appealed that decision to the Appellate Division, First Department.  Briefing on the appeal was completed as of August 19, 2016, and the appeal has been scheduled for the November term of the Appellate Division, First Department.  The previously scheduled trial date was postponed by the trial court, and there is presently no scheduled date for trial.  At September 30, 2016, the claim totaled $525 million, comprising $238 million of reinsurance recoverable plus interest amounting to $287 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid, though the reinsurers contested that interest is owed in a brief filed on May 25, 2016.  The $238 million of reinsurance recoverable owed to the Company under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of the Company is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.65 billion and $1.71 billion at September 30, 2016 and December 31, 2015, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $391 million at September 30, 2016, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at September 30, 2016, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2016, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at September 30, 2016.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,246	$1,963	$—	$—	$6,209
Net investment income	389	190	3	—	582
Fee income	116	—	—	—	116
Net realized investment gains (1)	10	12	—	1	23
Other revenues	24	11	—	(4)	31
Total revenues	4,785	2,176	3	(3)	6,961

Claims and expenses
Claims and claim adjustment expenses	2,615	1,241	—	—	3,856
Amortization of deferred acquisition costs	683	329	—	—	1,012
General and administrative expenses	744	312	4	(3)	1,057
Interest expense	11	—	78	—	89
Total claims and expenses	4,053	1,882	82	(3)	6,014

Income (loss) before income taxes	732	294	(79)	—	947
Income tax expense (benefit)	194	81	(44)	—	231
Net income of subsidiaries	—	—	751	(751)	—
Net income	$538	$213	$716	$(751)	$716

(1)         Total other-than-temporary impairment (OTTI) for the three months ended September 30, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$(3)	$—	$—	$(4)
OTTI losses recognized in net realized investment gains	$(1)	$(3)	$—	$—	$(4)
OTTI gains (losses) recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,110	$1,922	$—	$—	$6,032
Net investment income	400	213	1	—	614
Fee income	116	—	—	—	116
Net realized investment gains (1)	5	10	—	—	15
Other revenues	15	6	—	—	21
Total revenues	4,646	2,151	1	—	6,798

Claims and expenses
Claims and claim adjustment expenses	2,264	1,118	—	—	3,382
Amortization of deferred acquisition costs	663	324	—	—	987
General and administrative expenses	715	309	4	—	1,028
Interest expense	12	—	82	—	94
Total claims and expenses	3,654	1,751	86	—	5,491

Income (loss) before income taxes	992	400	(85)	—	1,307
Income tax expense (benefit)	293	113	(27)	—	379
Net income of subsidiaries	—	—	986	(986)	—
Net income	$699	$287	$928	$(986)	$928

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$12,492	$5,765	$—	$—	$18,257
Net investment income	1,142	524	9	—	1,675
Fee income	352	—	—	—	352
Net realized investment gains (losses) (1)	(7)	39	—	1	33
Other revenues	105	28	—	(18)	115
Total revenues	14,084	6,356	9	(17)	20,432

Claims and expenses
Claims and claim adjustment expenses	7,710	3,620	—	—	11,330
Amortization of deferred acquisition costs	1,999	973	—	—	2,972
General and administrative expenses	2,191	923	9	(17)	3,106
Interest expense	35	—	238	—	273
Total claims and expenses	11,935	5,516	247	(17)	17,681

Income (loss) before income taxes	2,149	840	(238)	—	2,751
Income tax expense (benefit)	584	219	(123)	—	680
Net income of subsidiaries	—	—	2,186	(2,186)	—
Net income	$1,565	$621	$2,071	$(2,186)	$2,071

(1)         Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(18)	$(18)	$—	$—	$(36)
OTTI losses recognized in net realized investment gains	$(13)	$(13)	$—	$—	$(26)
OTTI losses recognized in OCI	$(5)	$(5)	$—	$—	$(10)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$12,150	$5,701	$—	$—	$17,851
Net investment income	1,235	599	4	—	1,838
Fee income	345	—	—	—	345
Net realized investment gains (1)	24	10	1	—	35
Other revenues	55	13	—	—	68
Total revenues	13,809	6,323	5	—	20,137

Claims and expenses
Claims and claim adjustment expenses	6,982	3,378	—	—	10,360
Amortization of deferred acquisition costs	1,956	957	—	—	2,913
General and administrative expenses	2,134	909	12	—	3,055
Interest expense	36	—	242	—	278
Total claims and expenses	11,108	5,244	254	—	16,606

Income (loss) before income taxes	2,701	1,079	(249)	—	3,531
Income tax expense (benefit)	742	292	(76)	—	958
Net income of subsidiaries	—	—	2,746	(2,746)	—
Net income	$1,959	$787	$2,573	$(2,746)	$2,573

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$538	$213	$716	$(751)	$716

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(323)	(137)	5	—	(455)
Having credit losses recognized in the consolidated statement of income	4	2	—	—	6
Net changes in benefit plan assets and obligations	1	—	15	—	16
Net changes in unrealized foreign currency translation	(13)	(18)	—	—	(31)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(331)	(153)	20	—	(464)
Income tax expense (benefit)	(120)	(48)	9	—	(159)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(211)	(105)	11	—	(305)

Other comprehensive loss of subsidiaries	—	—	(316)	316	—

Other comprehensive loss	(211)	(105)	(305)	316	(305)

Comprehensive income	$327	$108	$411	$(435)	$411

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$1,565	$621	$2,071	$(2,186)	$2,071

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	732	397	9	—	1,138
Having credit losses recognized in the consolidated statement of income	12	11	—	—	23
Net changes in benefit plan assets and obligations	19	20	11	—	50
Net changes in unrealized foreign currency translation	106	(69)	—	—	37

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	869	359	20	—	1,248
Income tax expense	277	144	10	—	431

Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	592	215	10	—	817

Other comprehensive income of subsidiaries	—	—	807	(807)	—

Other comprehensive income	592	215	817	(807)	817

Comprehensive income	$2,157	$836	$2,888	$(2,993)	$2,888

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,149)	$43,726	$19,260	$50	$—	$63,036
Equity securities, available for sale, at fair value (cost $510)	174	419	151	—	744
Real estate investments	55	874	—	—	929
Short-term securities	2,286	809	1,708	—	4,803
Other investments	2,572	879	1	—	3,452

Total investments	48,813	22,241	1,910	—	72,964

Cash	131	136	2	—	269
Investment income accrued	408	174	4	—	586
Premiums receivable	4,594	2,191	—	—	6,785
Reinsurance recoverables	5,991	2,674	—	—	8,665
Ceded unearned premiums	669	72	—	—	741
Deferred acquisition costs	1,786	189	—	—	1,975
Contractholder receivables	3,613	967	—	—	4,580
Goodwill	2,583	1,002	—	—	3,585
Other intangible assets	203	68	—	—	271
Investment in subsidiaries	—	—	28,508	(28,508)	—
Other assets	1,945	404	17	—	2,366

Total assets	$70,736	$30,118	$30,441	$(28,508)	$102,787

Liabilities
Claims and claim adjustment expense reserves	$32,282	$15,886	$—	$—	$48,168
Unearned premium reserves	8,880	3,826	—	—	12,706
Contractholder payables	3,613	967	—	—	4,580
Payables for reinsurance premiums	255	176	—	—	431
Deferred taxes	175	76	(80)	—	171
Debt	692	—	5,744	—	6,436
Other liabilities	4,317	1,191	348	—	5,856

Total liabilities	50,214	22,122	6,012	—	78,348

Shareholders’ equity
Common stock (1,750.0 shares authorized; 284.1 shares issued and outstanding)	—	390	22,419	(390)	22,419
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,903	800	31,433	(8,693)	31,443
Accumulated other comprehensive income	985	307	660	(1,292)	660
Treasury stock, at cost (482.9 shares)	—	—	(30,083)	—	(30,083)

Total shareholders’ equity	20,522	7,996	24,429	(28,508)	24,439

Total liabilities and shareholders’ equity	$70,736	$30,118	$30,441	$(28,508)	$102,787

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,565	$621	$2,071	$(2,186)	$2,071
Net adjustments to reconcile net income to net cash provided by operating activities	643	92	127	130	992

Net cash provided by operating activities	2,208	713	2,198	(2,056)	3,063

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,854	1,788	6	—	6,648
Proceeds from sales of investments:
Fixed maturities	458	405	2	—	865
Equity securities	39	32	—	—	71
Real estate investments	—	69	—	—	69
Other investments	399	170	—	—	569
Purchases of investments:
Fixed maturities	(6,016)	(2,978)	(10)	—	(9,004)
Equity securities	(5)	(29)	(2)	—	(36)
Real estate investments	(1)	(29)	—	—	(30)
Other investments	(328)	(94)	—	—	(422)
Net (purchases) sales of short-term securities	(339)	366	(162)	—	(135)
Securities transactions in course of settlement	422	86	3	—	511
Other	(236)	(4)	—	—	(240)

Net cash used in investing activities	(753)	(218)	(163)	—	(1,134)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,650)	—	(1,650)
Treasury stock acquired — net employee share-based compensation	—	—	(71)	—	(71)
Dividends paid to shareholders	—	—	(569)	—	(569)
Payment of debt	—	—	(400)	—	(400)
Issuance of debt	—	—	491	—	491
Issuance of common stock — employee share options	—	—	164	—	164
Dividends paid to parent company	(1,550)	(506)	—	2,056	—

Net cash used in financing activities	(1,550)	(506)	(2,035)	2,056	(2,035)

Effect of exchange rate changes on cash	1	(6)	—	—	(5)

Net decrease in cash	(94)	(17)	—	—	(111)
Cash at beginning of year	225	153	2	—	380

Cash at end of period	$131	$136	$2	$—	$269

Supplemental disclosure of cash flow information
Income taxes paid (received)	$536	$206	$(94)	$—	$648
Interest paid	$40	$—	$183	$—	$223

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,959	$787	$2,573	$(2,746)	$2,573
Net adjustments to reconcile net income to net cash provided by operating activities	90	(247)	76	182	101

Net cash provided by operating activities	2,049	540	2,649	(2,564)	2,674

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,929	2,869	7	—	8,805
Proceeds from sales of investments:
Fixed maturities	935	620	—	—	1,555
Equity securities	14	24	—	—	38
Real estate investments	—	15	—	—	15
Other investments	341	164	—	—	505
Purchases of investments:
Fixed maturities	(6,845)	(3,103)	(24)	—	(9,972)
Equity securities	(3)	(26)	(2)	—	(31)
Real estate investments	—	(116)	—	—	(116)
Other investments	(311)	(78)	—	—	(389)
Net purchases of short-term securities	(172)	(184)	(426)	—	(782)
Securities transactions in course of settlement	80	23	—	—	103
Other	(262)	40	—	—	(222)

Net cash provided by (used in) investing activities	(294)	248	(445)	—	(491)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(2,150)	—	(2,150)
Treasury stock acquired — net employee share-based compensation	—	—	(73)	—	(73)
Dividends paid to shareholders	—	—	(557)	—	(557)
Issuance of debt	—	—	392	—	392
Issuance of common stock — employee share options	—	—	142	—	142
Excess tax benefits from share-based payment arrangements	—	—	42	—	42
Dividends paid to parent company	(1,774)	(790)	—	2,564	—

Net cash used in financing activities	(1,774)	(790)	(2,204)	2,564	(2,204)

Effect of exchange rate changes on cash	(1)	(8)	—	—	(9)

Net decrease in cash	(20)	(10)	—	—	(30)
Cash at beginning of year	221	151	2	—	374

Cash at end of period	$201	$141	$2	$—	$344

Supplemental disclosure of cash flow information
Income taxes paid (received)	$748	$286	$(152)	$—	$882
Interest paid	$40	$—	$177	$—	$217

October 14, 2016

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2016 Third Quarter Consolidated Results of Operations

•                   Net income of $716 million, or $2.48 per share basic and $2.45 per share diluted

•                   Net earned premiums of $6.21 billion

•                   Catastrophe losses of $89 million ($58 million after-tax)

•                   Net favorable prior year reserve development of $39 million ($27 million after-tax)

•                   Combined ratio of 92.9%

•                   Net investment income of $582 million ($472 million after-tax)

•                   Operating cash flows of $1.77 billion

2016 Third Quarter Consolidated Financial Condition

•                   Total investments of $72.96 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $102.79 billion

•                   Total debt of $6.44 billion, resulting in a debt-to-total capital ratio of 20.8% (22.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 4.8 million common shares for total cost of $562 million and paid $194 million of dividends to shareholders

•                   Shareholders’ equity of $24.44 billion

•                   Net unrealized investment gains of $3.14 billion ($2.05 billion after-tax)

•                   Book value per common share of $86.04

•                   Holding company liquidity of $1.81 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2016	2015	2016	2015

Revenues
Premiums	$6,209	$6,032	$18,257	$17,851
Net investment income	582	614	1,675	1,838
Fee income	116	116	352	345
Net realized investment gains	23	15	33	35
Other revenues	31	21	115	68

Total revenues	6,961	6,798	20,432	20,137

Claims and expenses
Claims and claim adjustment expenses	3,856	3,382	11,330	10,360
Amortization of deferred acquisition costs	1,012	987	2,972	2,913
General and administrative expenses	1,057	1,028	3,106	3,055
Interest expense	89	94	273	278
Total claims and expenses	6,014	5,491	17,681	16,606

Income before income taxes	947	1,307	2,751	3,531
Income tax expense	231	379	680	958
Net income	$716	$928	$2,071	$2,573

Net income per share
Basic	$2.48	$3.00	$7.09	$8.13
Diluted	$2.45	$2.97	$7.00	$8.04

Combined ratio
Loss and loss adjustment expense ratio	61.2%	55.2%	61.2%	57.2%
Underwriting expense ratio	31.7	31.7	31.6	31.7
Combined ratio	92.9%	86.9%	92.8%	88.9%

Incremental impact of direct to consumer initiative on combined ratio	0.4%	0.5%	0.4%	0.5%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.45 in the third quarter of 2016 decreased by 18% from diluted net income per share of $2.97 in the same period of 2015. Net income of $716 million in the third quarter of 2016 decreased by 23% from net income of $928 million in the same period of 2015. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (ii) lower net favorable prior year reserve development. Catastrophe losses in the third quarters of 2016 and 2015 were $89 million and $85 million, respectively. Net favorable prior year reserve development in the third quarters of 2016 and 2015 was $39 million and $199 million, respectively. The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses, (ii) higher loss estimates in the personal automobile product line for bodily injury liability coverages including the re-estimation of losses incurred in the first six months of 2016, (iii) the impact of loss cost trends that modestly exceeded earned pricing and (iv) higher general and administrative expenses, partially offset by (v) a lower level of what the Company defines as large losses. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.

Diluted net income per share of $7.00 in the first nine months of 2016 decreased by 13% from diluted net income per share of $8.04 in the same period of 2015. Net income of $2.07 billion in the first nine months of 2016 decreased by 20% from net income of $2.57 billion in the same period of 2015. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins, (iii) lower net investment income and (iv) lower net favorable prior year reserve development, partially offset by (v) higher other revenues. Catastrophe losses in the first nine months of 2016 and 2015 were $740 million and $468 million, respectively. Net favorable prior year reserve development in the first nine months of 2016 and 2015 was $507 million and $649 million, respectively. The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses, (ii) the impact of loss cost trends that modestly exceeded earned pricing, (iii) higher general and administrative expenses and (iv) higher loss estimates in the personal automobile product line for bodily injury liability coverages, partially offset by (v) lower levels of what the Company defines as large losses. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense. Income tax expense in the first nine months of 2015 was reduced by $32 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland. The Company also has insurance operations in Brazil, primarily through a joint venture. Because these foreign operations are conducted in local currencies other than the U.S. dollar, the Company is subject to the impact of changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2016 and 2015, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or the Business and International Insurance segment’s operating income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2016 were $6.21 billion, $177 million or 3% higher than in the same period of 2015. Earned premiums in the first nine months of 2016 were $18.26 billion, $406 million or 2% higher than in the same period of 2015. In the Business and International Insurance segment, earned premiums in the third quarter of 2016 increased by 1% over the same period of 2015, while earned premiums in the first nine months of 2016 were comparable with the same period of 2015. In the Bond & Specialty Insurance segment, earned premiums in the third quarter and first nine months decreased by 2% and 1%, respectively, from the same periods of 2015. In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2016 increased by 8% and 7%, respectively, over the same periods of 2015. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Average investments (1)	$70,110	$70,569	$70,082	$70,607
Pre-tax net investment income	582	614	1,675	1,838
After-tax net investment income	472	484	1,353	1,465
Average pre-tax yield (2)	3.3%	3.5%	3.2%	3.5%
Average after-tax yield (2)	2.7%	2.7%	2.6%	2.8%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2016 was $582 million, $32 million or 5% lower than in the same period of 2015. Net investment income in the first nine months of 2016 was $1.68 billion, $163 million or 9% lower than in the same period of 2015. Net investment income from fixed maturity investments in the third quarter and first nine months of 2016 was $490 million and $1.49 billion, respectively, $26 million and $83 million lower, respectively, than in the same periods of 2015. The decreases primarily resulted from lower long-term reinvestment rates available in the market. Net investment income generated by non-fixed maturity investments in the third quarter of 2016 was $95 million, $10 million lower than in the same period of 2015, primarily due to lower returns from private equity limited partnerships and real estate partnerships, partially offset by positive returns from hedge fund investments (versus negative returns in the third quarter of 2015). Net investment income generated by non-fixed maturity investments in the first nine months of 2016 was $192 million, $95 million lower than in the same period of 2015, primarily due to lower returns from private equity limited partnerships and real estate partnerships.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business. Changes in fee income in the third quarter and first nine months of 2016 compared with the same periods of 2015 are discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Net Realized Investment Gains
Other-than-temporary impairment losses	$(4)	$(14)	$(26)	$(23)
Other net realized investment gains	27	29	59	58

Net realized investment gains	$23	$15	$33	$35

Other Revenues

Other revenues in the third quarters and first nine months of 2016 and 2015 included installment premium charges. Other revenues in the first nine months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the Business and International Insurance segment in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2016 were $3.86 billion, $474 million or 14% higher than in the same period of 2015, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) loss cost trends, (iii) higher non-catastrophe weather-related losses, (iv) higher volumes of insured exposures and (v) higher loss estimates in the personal automobile product line for bodily injury liability coverages, including the re-estimation of losses incurred in the first six months of 2016, partially offset by (vi) lower levels of what the Company defines as large losses. Catastrophe losses in the third quarter of 2016 primarily resulted from hail storms in the Western region of the United States and flooding in the Southeast region of the United States. Catastrophe losses in the third quarter of 2015 primarily resulted from wildfires in California and hail and wind storms in the Midwest region of the United States. Factors contributing to net favorable prior year reserve development in each segment during the third quarters of 2016 and 2015 are discussed in the segment discussions that follow.

Claims and claim adjustment expenses in the first nine months of 2016 were $11.33 billion, $970 million or 9% higher than in the same period of 2015, primarily reflecting the impacts of (i) loss cost trends, (ii) higher catastrophe losses, (iii) lower net favorable prior year reserve development, (iv) higher non-catastrophe weather-related losses and (v) higher loss estimates in the personal automobile product line for bodily injury liability coverages, partially offset by (vi) lower levels of what the Company defines as large losses. Catastrophe losses in the first nine months of 2016 included the third quarter events described above, as well as wind and hail storms in several regions of the United States and wildfires in Canada in the second quarter of 2016, and wind and hail storms in Texas and several other regions of the United States and winter storms in the eastern United States in the first quarter of 2016. Catastrophe losses in the first nine months of 2015 included the third quarter events described above, as well as wind and hail storms in several regions of the United States in the second quarter of 2015 and a winter storm in the eastern United States in the first quarter of 2015. Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2016, 2015 and 2014, the amount of related net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2016 and 2015, and the estimate of ultimate losses for those catastrophes at September 30, 2016 and December 31, 2015. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2015 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
(in millions, pre-tax and net of reinsurance)	Three Months Ended September 30,		Nine Months Ended September 30,		Estimated Ultimate Losses
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
2014
PCS Serial Number:
32 — Winter storm	$(1)	$(2)	$(2)	$(5)	$137	$139
43 — Severe wind and hail storms	(2)	—	3	(1)	179	176

2015
PCS Serial Number:
68 — Winter storm	—	(7)	(2)	146	138	140

2016
PCS Serial Number:
21 — Severe wind and hail storms	1	n/a	148	n/a	148	n/a
25 — Severe wind and hail storms	2	n/a	165	n/a	165	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2016 was $1.01 billion, $25 million or 3% higher than in the same period of 2015. Amortization of deferred acquisition costs in the first nine months of 2016 was $2.97 billion, $59 million or 2% higher than in the same period of 2015. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2016 were $1.06 billion, $29 million or 3% higher than in the same period of 2015. General and administrative expenses in the first nine months of 2016 were $3.11 billion, $51 million or 2% higher than in the same period of 2015. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2016 was $89 million and $273 million, respectively, compared with $94 million and $278 million, respectively, in the same periods of 2015.

Income Tax Expense

Income tax expense in the third quarter of 2016 was $231 million, $148 million or 39% lower than in the same period of 2015, primarily reflecting the impact of the $360 million decrease in income before income taxes in the third quarter of 2016.

Income tax expense in the first nine months of 2016 was $680 million, $278 million or 29% lower than in the same period of 2015, primarily reflecting the impact of the $780 million decrease in income before income taxes in the first nine months of 2016, partially offset by the impact of the $32 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

The Company’s effective tax rate in the third quarter and first nine months of 2016 was 24% and 25%, respectively. In the third quarter and first nine months of 2015, the Company’s effective tax rates were 29% and 27%, respectively. The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate in the first nine months of 2015 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 92.9% in the third quarter of 2016 was 6.0 points higher than the combined ratio of 86.9% in the same period of 2015. The combined ratio of 92.8% in the first nine months of 2016 was 3.9 points higher than the combined ratio of 88.9% in the same period of 2015.

The loss and loss adjustment expense ratio of 61.2% in the third quarter of 2016 was 6.0 points higher than the loss and loss adjustment expense ratio of 55.2% in the same period of 2015. Catastrophe losses accounted for 1.4 points of each of the 2016 and 2015 third quarter loss and loss adjustment expense ratios. Net favorable prior year reserve development in the third quarters of 2016 and 2015 provided 0.6 points and 3.3 points of benefit, respectively, to the loss and loss adjustment expense ratio. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the third quarter of 2016 was 3.3 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses, (ii) higher loss estimates in the personal automobile product line for bodily injury liability coverages including the re-estimation of losses incurred in the first six months of 2016 and (iii) the impact of loss cost trends that modestly exceeded earned pricing, partially offset by (iv) lower levels of what the Company defines as large losses.

The loss and loss adjustment expense ratio of 61.2% in the first nine months of 2016 was 4.0 points higher than the loss and loss adjustment expense ratio of 57.2% in the same period of 2015. Catastrophe losses accounted for 4.1 points and 2.6 points of the 2016 and 2015 nine-month loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in the first nine months of 2016 and 2015 provided 2.8 points and 3.6 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in the first nine months of 2016 was 1.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses, (ii) the impact of loss cost trends that modestly exceeded earned pricing and (iii) higher loss estimates in the personal automobile product line for bodily injury liability coverages, partially offset by (iv) lower levels of what the Company defines as large losses.

The underwriting expense ratio of 31.7% for the third quarter of 2016 was level with the underwriting expense ratio of 31.7% in the same period of 2015. In the first nine months of 2016, the underwriting expense ratio of 31.6% was 0.1 points lower than the underwriting expense ratio of 31.7% in the same period of 2015.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Business and International Insurance	$3,956	$3,981	$12,319	$12,284
Bond & Specialty Insurance	580	580	1,665	1,639
Personal Insurance	2,262	2,057	6,214	5,711

Total	$6,798	$6,618	$20,198	$19,634

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Business and International Insurance	$3,583	$3,590	$11,177	$11,066
Bond & Specialty Insurance	566	565	1,594	1,577
Personal Insurance	2,240	2,036	6,129	5,614
Total	$6,389	$6,191	$18,900	$18,257

Gross written premiums in the third quarter and first nine months of 2016 increased by 3% over the same periods of 2015. Net written premiums in the third quarter and first nine months of 2016 increased by 3% and 4%, respectively, over the same periods of 2015. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$3,692	$3,653	$10,922	$10,882
Net investment income	445	471	1,280	1,412
Fee income	111	112	340	334
Other revenues	10	5	51	18
Total revenues	$4,258	$4,241	$12,593	$12,646

Total claims and expenses	$3,675	$3,493	$10,885	$10,486

Operating income	$457	$546	$1,326	$1,604

Loss and loss adjustment expense ratio	63.0%	59.6%	63.2%	60.5%
Underwriting expense ratio	33.1	32.6	33.0	32.4

Combined ratio	96.1%	92.2%	96.2%	92.9%

Overview

Operating income in the third quarter of 2016 was $457 million, $89 million or 16% lower than operating income of $546 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins, (ii) higher catastrophe losses, (iii) lower net favorable prior year reserve development and (iv) lower net investment income. Catastrophe losses in the third quarters of 2016 and 2015 were $72 million and $39 million, respectively. Net favorable prior year reserve development in the third quarters of 2016 and 2015 was $19 million and $49 million, respectively. The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses, (ii) the impact of loss cost trends that modestly exceeded earned pricing and (iii) higher general and administrative expenses, partially offset by (iv) lower levels of what the Company defines as large losses. Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.

Operating income in the first nine months of 2016 was $1.33 billion, $278 million or 17% lower than operating income of $1.60 billion in the same period of 2015, primarily reflecting the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net investment income, partially offset by (iv) higher other revenues and (v)

higher net favorable prior year reserve development. Catastrophe losses in the first nine months of 2016 and 2015 were $432 million and $246 million, respectively. Net favorable prior year reserve development in the first nine months of 2016 and 2015 was $250 million and $229 million, respectively. The lower underlying underwriting margins primarily resulted from (i) the impact of loss cost trends that modestly exceeded earned pricing, (ii) higher non-catastrophe weather-related losses and (iii) higher general and administrative expenses, partially offset by (iv) lower levels of what the Company defines as large losses. Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense. Income tax expense in the first nine months of 2015 was reduced by $12 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2016 were $3.69 billion, $39 million or 1% higher than in the same period of 2015. Earned premiums in the first nine months of 2016 were $10.92 billion, comparable with the same period of 2015.

Net Investment Income

Net investment income in the third quarter of 2016 was $445 million, $26 million or 6% lower than in the same 2015 period. Net investment income in the first nine months of 2016 was $1.28 billion, $132 million or 9% lower than in the same period of 2015. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2016 compared with the same periods of 2015. In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income. Fee income in the third quarter of 2016 was $111 million, comparable with the same period of 2015. Fee income in the first nine months of 2016 was $340 million, $6 million or 2% higher than in the same period of 2015.

Other Revenues

Other revenues in all periods of 2016 and 2015 included installment premium charges. Other revenues in the first nine months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2016 were $2.38 billion, $151 million or 7% higher than in the same period of 2015, primarily reflecting the impacts of (i) loss cost trends, (ii) higher non-catastrophe weather-related losses, (iii) higher catastrophe losses and (iv) lower net favorable prior year reserve development, partially offset by (v) lower levels of what the Company defines as large losses. Net favorable prior year reserve development in the third quarter of 2016 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the general liability product line for both primary and excess coverages for accident years 2006 and prior as well as accident years 2014 and 2015 (excluding an increase to asbestos reserves discussed below), (ii) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (iii) the commercial auto product line for accident years 2011 and prior. Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by better than expected loss experience in the Company’s domestic operations (i) in the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014, (ii) in the general liability product line for both primary and excess coverages for accident years 2005 through 2013 and (iii) in the workers’ compensation product line for accident years 2005 and prior, as well as in the Company’s international operations in Canada. These factors contributing to net favorable prior year reserve development in the third quarters of 2016 and 2015 were partially offset by $225 million and $224 million increases, respectively, to asbestos reserves, which are discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first nine months of 2016 were $7.06 billion, $332 million or 5% higher than in the same period of 2015, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends and (iii) higher non-catastrophe weather-related losses, partially offset by (iv) lower levels of what the Company defines as large losses and (v) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first nine months of 2016 was primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (ii) the general liability product line (excluding an increase to asbestos and environmental reserves discussed below), related to both primary and excess coverages for accident years 2006 and prior as well as accident years 2011, 2013 and 2015 and (iii) the commercial automobile product line for accident years 2011 and prior, as well as in the Company’s international operations in Europe and Canada.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by better than expected loss experience in the Company’s domestic operations (i) in the general liability product line, for both primary and excess coverages for accident years 2005 through 2013, (ii) in the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014 and (iii) in the workers’ compensation line of business for accident years 2006 and prior, as well as in the Company’s international operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the first nine months of 2016 and 2015 were partially offset by the $225 million and $224 million increases, respectively, to asbestos reserves described above, and by the $82 million and $72 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2016 was $598 million, $9 million or 2% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first nine months of 2016 was $1.77 billion, $14 million or 1% higher than in the same period of 2015.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2016 were $697 million, $22 million or 3% higher than in the same period of 2015.  General and administrative expenses in the first nine months of 2016 were $2.06 billion, $53 million or 3% higher than in the same period of 2015.  The increases in both periods of 2016 primarily reflected higher employee and technology related expenses.

Income Tax Expense

Income tax expense in the third quarter of 2016 was $126 million, $76 million or 38% lower than in the same period of 2015, primarily reflecting the $165 million decrease in income before income taxes.  Income tax expense in the first nine months of 2016 was $382 million, $174 million or 31% lower than in the same period of 2015, primarily reflecting the $452 million decrease in income before income taxes, partially offset by the impact of a $12 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 96.1% in the third quarter of 2016 was 3.9 points higher than the combined ratio of 92.2% in the same period of 2015.  The combined ratio of 96.2% in the first nine months of 2016 was 3.3 points higher than the combined ratio of 92.9% in the same period of 2015.

The loss and loss adjustment expense ratio of 63.0% in the third quarter of 2016 was 3.4 points higher than the loss and loss adjustment expense ratio of 59.6% in the same period of 2015.  Catastrophe losses in the third quarters of 2016 and 2015 accounted for 1.9 points and 1.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2016 and 2015 provided 0.5 points and 1.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2016 third quarter underlying loss and loss adjustment expense ratio was 1.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses and (ii) the impact of loss cost trends that modestly exceeded earned pricing, partially offset by (iii) lower levels of what the Company defines as large losses.

The loss and loss adjustment expense ratio of 63.2% in the first nine months of 2016 was 2.7 points higher than the loss and loss adjustment expense ratio of 60.5% in the same period of 2015.  Catastrophe losses in the first nine months of 2016 and 2015 accounted for 4.0 points and 2.2 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2016 and 2015 provided 2.3 points and 2.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2016 was 1.1 points higher than the 2015 ratio on the same basis, primarily reflecting (i) the impact of loss cost trends that modestly exceeded earned pricing and (ii) higher non-catastrophe weather-related losses, partially offset by (iii) lower levels of what the Company defines as large losses.

The underwriting expense ratio of 33.1% for the third quarter of 2016 was 0.5 points higher than the underwriting expense ratio of 32.6% in the same period of 2015.  In the first nine months of 2016, the underwriting expense ratio of 33.0% was 0.6 points higher than the underwriting expense ratio of 32.4% in the same 2015 period.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Domestic:
Select Accounts	$673	$668	$2,138	$2,131
Middle Market	1,695	1,677	5,160	5,026
National Accounts	381	397	1,292	1,283
First Party	508	520	1,458	1,449
Specialized Distribution	265	278	855	849

Total Domestic	3,522	3,540	10,903	10,738
International	434	441	1,416	1,546

Total Business and International Insurance	$3,956	$3,981	$12,319	$12,284

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Domestic:
Select Accounts	$657	$654	$2,090	$2,085
Middle Market	1,616	1,597	4,939	4,774
National Accounts	245	254	799	781
First Party	399	411	1,223	1,203
Specialized Distribution	263	277	851	845

Total Domestic	3,180	3,193	9,902	9,688
International	403	397	1,275	1,378

Total Business and International Insurance	$3,583	$3,590	$11,177	$11,066

Gross written premiums in the third quarter of 2016 decreased by 1% from the same period of 2015, and gross written premiums in the first nine months of 2016 were comparable with the same period of 2015.  Net written premiums in the third quarter of 2016 were comparable with the same period of 2015, and net written premiums in the first nine months of 2016 increased by 1% over the same period of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive, and in the third quarter of 2016 were comparable with the same period of 2015, while renewal premium changes in the first nine months of 2016 were slightly lower than in same period of 2015.  New business premiums in the third quarter of 2016 were comparable with the same period of 2015, while new business premiums in the first nine months of 2016 increased over the same period of 2015.

Select Accounts.  Net written premiums of $657 million and $2.09 billion in the third quarter and first nine months of 2016, respectively, were comparable to the same periods of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive in the third quarter and first nine months of 2016 but were lower than in the same periods of 2015.  New business premiums in the third quarter and first nine months of 2016 increased over the same periods of 2015.

Middle Market.  Net written premiums of $1.62 billion and $4.94 billion in the third quarter and first nine months of 2016, respectively, increased by 1% and 3%, respectively, over the same periods of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016. Renewal premium changes remained positive and in the third quarter of 2016 were higher than in the same period of 2015, while renewal premium changes in the first nine months of 2016 were lower than in the same period of 2015.  New business premiums in the third quarter of 2016 decreased slightly from the same period of 2015, while new business premiums in the first nine months of 2016 increased over the same period of 2015.

National Accounts.  Net written premiums of $245 million in the third quarter of 2016 decreased by 4% from the same period of 2015, and net written premiums of $799 million in the first nine months of 2016 increased 2% over the same period of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive, and in the third quarter of 2016 were lower than in the same period of 2015, while renewal premium changes in the first nine months of 2016 were higher than in the same period of 2015.  New business premiums in the third quarter of 2016 decreased from the same period of 2015, while new business premiums in the first nine months of 2016 increased over the same period of 2015.

First Party.  Net written premiums of $399 million and $1.22 billion in the third quarter and first nine months of 2016, respectively, decreased by 3% and increased by 2%, respectively, compared with the same periods of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes in the third quarter of 2016 were slightly positive, consistent with the same period of 2015, while renewal premium changes in the first nine months of 2016 were slightly negative, also consistent with the same period of 2015.  New business premiums in the third quarter of 2016 decreased from the same period of 2015, while new business premiums in the first nine months of 2016 increased over the same period of 2015.

Specialized Distribution.  Net written premiums of $263 million and $851 million in the third quarter and first nine months of 2016, respectively, decreased by 5% and increased by 1%, respectively, compared with the same periods of 2015.  Business retention rates in the third quarter and first nine months of 2016 were lower than in the same periods of 2015.  Renewal premium changes remained positive and in the third quarter of 2016 were comparable with the same period of 2015, while renewal premium changes in the first nine months of 2016 were lower than in the same period of 2015.  New business premiums in the third quarter of 2016 decreased from the same period of 2015, while new business premiums in the first nine months of 2016 were comparable with the same period of 2015.

International.  Net written premiums of $403 million and $1.28 billion in the third quarter and first nine months of 2016, respectively, increased by 2% and decreased by 7%, respectively, compared with the same periods of 2015. The decline in the first nine months of 2016 was primarily driven by the impact of changes in foreign currency exchange rates and the impacts of disciplined underwriting and lower levels of economic activity impacting insured exposures in the Company’s European operations, including Lloyd’s.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes in the third quarter of 2016 were slightly positive, compared with slightly negative in the same period of 2015, while renewal premium changes in the first nine months of 2016 were slightly negative, consistent with the same period of 2015.  New business premiums in the third quarter and first nine months of 2016 increased over the same periods of 2015.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$529	$539	$1,555	$1,567
Net investment income	53	56	156	169
Other revenues	4	4	13	14

Total revenues	$586	$599	$1,724	$1,750

Total claims and expenses	$373	$310	$1,001	$1,084

Operating income	$146	$196	$492	$471

Loss and loss adjustment expense ratio	32.3%	20.6%	26.4%	31.3%
Underwriting expense ratio	37.8	36.5	37.6	37.5

Combined ratio	70.1%	57.1%	64.0%	68.8%

Overview

Operating income in the third quarter of 2016 was $146 million, $50 million or 26% lower than operating income of $196 million in the same period of 2015, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Net favorable prior year reserve development in the third quarters of 2016 and 2015 was $41 million and $103 million, respectively.  Catastrophe losses in each of the third quarters of 2016 and 2015 were $1 million.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.

Operating income in the first nine months of 2016 was $492 million, $21 million or 4% higher than operating income of $471 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) higher net favorable prior year reserve development, partially offset by (ii) lower net investment income.  Net favorable prior year reserve development in the first nine months of 2016 and 2015 was $251 million and $178 million, respectively.  Catastrophe losses in the first nine months of 2016 and 2015 were $5 million and $3 million, respectively.  Partially offsetting this net pre-tax increase in operating income was a related increase in income tax expense.  Income tax expense in the first nine months of 2015 was reduced by $16 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2016 were $529 million, $10 million or 2% lower than in the same period of 2015. Earned premiums in the first nine months of 2016 were $1.56 billion, $12 million or 1% lower than in the same period of 2015.

Net Investment Income

Net investment income in the third quarter of 2016 was $53 million, $3 million or 5% lower than in the same period of 2015.  Net investment income in the first nine months of 2016 was $156 million, $13 million or 8% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2016 as compared with the same periods of 2015.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2016 were $173 million, $60 million or 53% higher than in the same period of 2015, primarily reflecting lower net favorable prior year reserve development.  Net favorable prior year reserve development in the third quarter of 2016 was driven by better than expected loss experience in the fidelity and surety product line for accident years 2009 through 2015.  Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by better than expected loss experience in the contract surety and fidelity product lines for accident years 2008 through 2013, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007.

Claims and claim adjustment expenses in the first nine months of 2016 were $417 million, $80 million or 16% lower than in the same period of 2015, primarily reflecting higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first nine months of 2016 was primarily driven by better than expected loss experience in (i) the fidelity and surety product line for accident years 2009 through 2015 and (ii) the general liability product line for accident years 2007 through 2011.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by the same factors discussed above for the third quarter of 2015.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2016 was $102 million, $2 million or 2% lower than in the same period of 2015.  Amortization of deferred acquisition costs in the first nine months of 2016 was $296 million, comparable with the same period of 2015.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2016 were $98 million, $5 million or 5% higher than in the same period of 2015, primarily reflecting higher employee and technology related expenses.  General and administrative expenses in the first nine months of 2016 were $288 million, $4 million or 1% lower than in the same period of 2015, primarily reflecting the impact of certain customer-related intangible assets which became fully amortized in the second quarter of 2015, partially offset by higher employee and technology related expenses.

Income Tax Expense

Income tax expense in the third quarter of 2016 was $67 million, $26 million or 28% lower than in the same period of 2015, primarily reflecting the impact of the $76 million decrease in income before income taxes in the third quarter of 2016.  Income tax expense in the first nine months of 2016 was $231 million, $36 million or 18% higher than in the same period of 2015, primarily reflecting the impact of the $57 million increase in income before income taxes in the first nine months of 2016 and the $16 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 70.1% in the third quarter of 2016 was 13.0 points higher than the combined ratio of 57.1% in the same period of 2015.  The combined ratio of 64.0% in the first nine months of 2016 was 4.8 points lower than the combined ratio of 68.8% in the same period of 2015.

The loss and loss adjustment expense ratio of 32.3% in the third quarter of 2016 was 11.7 points higher than the loss and loss adjustment expense ratio of 20.6% in the same period of 2015.  Net favorable prior year reserve development in the third quarters of 2016 and 2015 provided 7.5 points and 19.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the third quarters of 2016 and 2015 accounted for 0.2 points and 0.1 points, respectively, of the loss and loss adjustment expense ratio.  The 2016 third quarter underlying loss and loss adjustment expense ratio was level with the 2015 ratio on the same basis.

The loss and loss adjustment expense ratio of 26.4% in the first nine months of 2016 was 4.9 points lower than the loss and loss adjustment expense ratio of 31.3% in the same period of 2015.  Net favorable prior year reserve development in the first nine months of 2016 and 2015 provided 16.1 points and 11.4 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first nine months of 2016 and 2015 accounted for 0.3 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2016 was 0.3 points lower than the 2015 ratio on the same basis.

The underwriting expense ratio of 37.8% in the third quarter of 2016 was 1.3 points higher than the underwriting expense ratio of 36.5% in the same period of 2015, primarily reflecting higher general and administrative expenses.  In the first nine months of 2016, the underwriting expense ratio of 37.6% was 0.1 points higher than the underwriting expense ratio in the same period of 2015.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Bond & Specialty Insurance	$580	$580	$1,665	$1,639

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Bond & Specialty Insurance	$566	$565	$1,594	$1,577

Gross written premiums in the third quarter of 2016 were level with the same period of 2015, and gross written premiums in the first nine months of 2016 increased by 2% over the same period of 2015.  Net written premiums in the third quarter of 2016 were comparable with the same period of 2015, and net written premiums in the first nine months of 2016 increased by 1% over the same period of 2015. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive and in the third quarter of 2016 were higher than in the same period of 2015, while renewal premium changes in the first nine months of 2016 were slightly lower than in the same period of 2015.  New business premiums in the third quarter and first nine months of 2016 increased over the same periods of 2015.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Revenues
Earned premiums	$1,988	$1,840	$5,780	$5,402
Net investment income	84	87	239	257
Fee income	5	4	12	11
Other revenues	14	9	42	33

Total revenues	$2,091	$1,940	$6,073	$5,703

Total claims and expenses	$1,869	$1,586	$5,499	$4,736

Operating income	$158	$241	$413	$667

Loss and loss adjustment expense ratio	65.5%	56.5%	66.6%	58.0%
Underwriting expense ratio	27.4	28.6	27.5	28.6

Combined ratio	92.9%	85.1%	94.1%	86.6%

Incremental impact of direct to consumer initiative on combined ratio	1.2%	1.9%	1.1%	1.8%

Overview

Operating income in the third quarter of 2016 was $158 million, $83 million or 34% lower than operating income of $241 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins and (ii) net unfavorable prior year reserve development (versus net favorable prior year reserve development in the same period of 2015), partially offset by (iii) lower catastrophe losses.  Catastrophe losses in the third quarters of 2016 and 2015 were $16 million and $45 million, respectively.  Net unfavorable prior year reserve development in the third quarter of 2016 was $21 million, compared with net favorable prior year reserve development in the third quarter of 2015 of $47 million.  The lower underlying underwriting margins primarily resulted from (i) higher non-catastrophe weather-related losses and (ii) higher loss estimates in the Automobile product line for bodily injury liability coverages, including the re-estimation of losses incurred in the first six months of 2016.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.

Operating income in the first nine months of 2016 was $413 million, $254 million or 38% lower than operating income of $667 million in the same period of 2015, primarily reflecting the pre-tax impacts of (i) lower net favorable prior year reserve development, (ii) higher catastrophe losses and (iii) lower underlying underwriting margins.  Catastrophe losses in the first nine months of 2016 and 2015 were $303 million and $219 million, respectively.  Net favorable prior year reserve development in the first nine months of 2016 and 2015 was $6 million and $242 million, respectively.  The lower underlying underwriting margins primarily resulted from (i) higher loss estimates in the Automobile product line for bodily injury liability coverages and (ii) higher non-catastrophe weather-related losses.  Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2015 was reduced by $4 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2016 were $1.99 billion, $148 million or 8% higher than in the same period of 2015.  Earned premiums in the first nine months of 2016 were $5.78 billion, $378 million or 7% higher than in the same period of 2015.  The increases in both periods primarily reflected the impact of increases in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2016 was $84 million, $3 million or 3% lower than in the same period of 2015.  Net investment income in the first nine months of 2016 was $239 million, $18 million or 7% lower than in the same period of 2015.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2016 compared with the same periods of 2015.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2015 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the third quarters and first nine months of 2016 and 2015 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2016 were $1.30 billion, $263 million or 25% higher than in the same period of 2015, primarily reflecting (i) higher volumes of insured exposures, (ii) net unfavorable prior year reserve development (versus net favorable prior year reserve development in the same period of 2015), (iii) higher non-catastrophe weather-related losses, (iv) higher loss estimates in the Automobile product line for bodily injury liability coverages, including the re-estimation of losses incurred in the first six months of 2016 and (v) the impact of loss cost trends, partially offset by (vi) lower catastrophe losses.  Net unfavorable prior year reserve development in the third quarter of 2016 was primarily driven by higher than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2013 and 2014.  Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2013 and 2014 and (ii) the Automobile product line for liability coverages for accident years 2012 through 2014.

Claims and claim adjustment expenses in the first nine months of 2016 were $3.85 billion, $718 million or 23% higher than in the same period of 2015, primarily reflecting (i) lower net favorable prior year reserve development, (ii) higher volumes of insured exposures, (iii) the impact of loss cost trends, (iv) higher catastrophe losses, (v) higher loss estimates in the Automobile product line for bodily injury liability coverages and (vi) higher non-catastrophe weather-related losses.  Net favorable prior year reserve development in the first nine months of 2016 was not significant.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident years 2013 and 2014 and for non-weather-related losses for accident year 2014 and (ii) the Automobile product line for liability coverages for accident years 2010 through 2014.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2016 was $312 million, $18 million or 6% higher than in the same period of 2015.  Amortization of deferred acquisition costs in the first nine months of 2016 was $911 million, $44 million or 5% higher than in the same period of 2015.  The increases in both periods of 2016 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2016 were $254 million, $2 million or 1% higher than in the same period of 2015.  General and administrative expenses in the first nine months of 2016 were $739 million, comparable with the same period of 2015.

Income Tax Expense

Income tax expense in the third quarter of 2016 was $64 million, $49 million or 43% lower than in the same period of 2015, primarily reflecting the $132 million decrease in income before income taxes.  Income tax expense in the first nine months of 2016 was $161 million, $139 million or 46% lower than in the same period of 2015, primarily reflecting the $393 million decrease in income before income taxes, partially offset by the impact of the $4 million reduction in income tax expense in the second quarter of 2015 resulting from resolution of prior year tax matters.

Combined Ratio

The combined ratio of 92.9% in the third quarter of 2016 was 7.8 points higher than the combined ratio of 85.1% in the same period of 2015.  The combined ratio of 94.1% in the first nine months of 2016 was 7.5 points higher than the combined ratio of 86.6% in the same period of 2015.

The loss and loss adjustment expense ratio of 65.5% in the third quarter of 2016 was 9.0 points higher than the loss and loss adjustment expense ratio of 56.5% in the same period of 2015.  Catastrophe losses accounted for 0.8 points and 2.5 points of the loss and loss adjustment expense ratios in the third quarters of 2016 and 2015, respectively.  Net unfavorable prior year reserve development in the third quarter of 2016 caused 1.1 points of detriment to the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarter of 2015 provided 2.6 points of benefit to the loss and loss adjustment expense ratio. The 2016 third quarter underlying loss and loss adjustment expense ratio was 7.0 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses, (ii) higher loss estimates in the Automobile product line for bodily injury liability coverages, including the re-estimation of losses incurred in the first six months of 2016 and (iii) the impact of a significant level of new business in recent years.

The loss and loss adjustment expense ratio of 66.6% in the first nine months of 2016 was 8.6 points higher than the loss and loss adjustment expense ratio of 58.0% in the same period of 2015.  Catastrophe losses accounted for 5.3 points and 4.1 points of the loss and loss adjustment expense ratios in the first nine months of 2016 and 2015, respectively.  Net favorable prior year reserve development in the first nine months of 2016 and 2015 provided 0.1 points and 4.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2016 was 3.0 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher loss estimates in the Automobile product line for bodily injury liability coverages, (ii) higher non-catastrophe weather-related losses and (iii) the impact of a significant level of new business in recent years.

The underwriting expense ratio of 27.4% for the third quarter of 2016 was 1.2 points lower than the underwriting expense ratio of 28.6% in the same period of 2015.  In the first nine months of 2016, the underwriting expense ratio of 27.5% was 1.1 points lower than the underwriting expense ratio of 28.6% in the same period of 2015.  The declines in both periods of 2016 primarily reflected the impact of an increase in earned premiums.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Agency Automobile	$1,099	$938	$3,060	$2,659
Agency Homeowners and Other	1,075	1,052	2,923	2,876

Total Agency Personal Insurance	$2,174	$1,990	$5,983	$5,535

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Agency Automobile	$1,095	$934	$3,045	$2,646
Agency Homeowners and Other	1,058	1,035	2,854	2,793

Total Agency Personal Insurance	$2,153	$1,969	$5,899	$5,439

Both gross and net agency written premiums in the third quarter and first nine months of 2016 were 9% and 8% higher, respectively, than in the same periods of 2015.

In the Agency Automobile line of business, net written premiums in the third quarter and first nine months of 2016 were 17% and 15% higher, respectively, than in the same periods of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive and in the third quarter of 2016 were higher than in the same period of 2015, while renewal premium changes in the first nine months of 2016 were comparable with the same period of 2015.  New business premiums in the third quarter and first nine months of 2016 increased over the same periods of 2015 as a result of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the Agency Homeowners and Other line of business, net written premiums in both the third quarter and first nine months of 2016 were 2% higher than in the same periods of 2015.  Business retention rates remained strong in the third quarter and first nine months of 2016.  Renewal premium changes remained positive and in the third quarter of 2016 were slightly lower than in the same period of 2015, while renewal premium changes in the first nine months of 2016 were lower than in the same period of 2015.  New business premiums in the third quarter and first nine months of 2016 increased over the same periods of 2015.

For its Agency business, the Personal Insurance segment had approximately 6.5 million and 6.1 million active policies at September 30, 2016 and 2015, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the third quarter and first nine months of 2016 were $87 million and $230 million, respectively, compared with $67 million and $175 million in the respective periods of 2015.  In the third quarter and first nine months of 2016, automobile net written premiums increased by $16 million and $44 million, respectively, or 34% and 36%, respectively, over the same periods of 2015.  In the third quarter and first nine months of 2016, homeowners and other net written premiums increased by $4 million and $11 million, respectively, or 20% and 21%, respectively, over the same periods of 2015.  The direct to consumer business had 285,000 and 229,000 active policies at September 30, 2016 and 2015, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Operating income (loss)	$(60)	$(65)	$(183)	$(191)

The operating income (loss) for Interest Expense and Other in the third quarters of 2016 and 2015 was $(60) million and $(65) million, respectively.  The operating income (loss) for Interest Expense and Other in the first nine months of 2016 and 2015 was $(183) million and $(191) million, respectively.  After-tax interest expense in the third quarter and first nine months of 2016 was $57 million and $177 million, respectively, compared with $61 million and $181 million, respectively, in the same periods of 2015.

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

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholder’s favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.  Although the Company has seen a reduction in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

In the third quarter of 2016, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

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

In the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, both the number of policyholders with open asbestos claims and net asbestos-related payments were essentially unchanged in the first nine months of 2016 when compared with the same period of 2015.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2016 and 2015 resulted in $225 million and $224 million increases, respectively, in the Company’s net asbestos reserves.  In both 2016 and 2015, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims.  This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above.  Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma.  The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2016 were $632 million, compared with $684 million in the same period of 2015.  Net payments in the first nine months of 2016 included the payment of the $518 million settlement amounts related to PPG as described above.  Net payments in the first nine months of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described above and in more detail in note 16 of notes to the consolidated financial statements in the Company’s 2015 Annual Report.  Net asbestos reserves were $1.40 billion at September 30, 2016, compared with $1.90 billion at September 30, 2015.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2016	2015
Beginning reserves:
Gross	$1,989	$2,520
Ceded	(179)	(163)

Net	1,810	2,357

Incurred losses and loss expenses:
Gross	355	313
Ceded	(130)	(89)

Net	225	224

Paid loss and loss expenses:
Gross	746	747
Ceded	(114)	(63)

Net	632	684

Foreign exchange and other:
Gross	(1)	—
Ceded	—	(1)

Net	(1)	(1)

Ending reserves:
Gross	1,597	2,086
Ceded	(195)	(190)

Net	$1,402	$1,896

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

Net environmental paid loss and loss expenses in the first nine months of 2016 were $50 million, compared with $38 million in the same period of 2015.  At September 30, 2016, approximately 93% of the net environmental reserve (approximately $368 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $26 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2016	2015
Beginning reserves:
Gross	$375	$353
Ceded	(14)	(7)

Net	361	346

Incurred losses and loss expenses:
Gross	87	81
Ceded	(5)	(9)

Net	82	72

Paid loss and loss expenses:
Gross	52	39
Ceded	(2)	(1)

Net	50	38

Foreign exchange and other:
Gross	1	(2)
Ceded	—	—

Net	1	(2)

Ending reserves:
Gross	411	393
Ceded	(17)	(15)

Net	$394	$378

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2016 were $72.96 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2016 was $63.04 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2016 and December 31, 2015.  Below investment grade securities represented 2.8% of the total fixed maturity investment portfolio at both September 30, 2016 and December 31, 2015.  The average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at September 30, 2016 and 3.9 (4.2 excluding short-term investments) at December 31, 2015.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2016 and December 31, 2015 included $33.28 billion and $31.41 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2016 and December 31, 2015 were $5.37 billion and $6.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2016, approximately 97% were rated at “A3” or above, and approximately 95% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2016.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2016, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2016 and December 31, 2015 included $1.78 billion and $1.98 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2016 and December 31, 2015 were $584 million and $676 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.19 billion and $1.30 billion at September 30, 2016 and December 31, 2015, respectively.  Approximately 50% and 48% of the Company’s CMO holdings at September 30, 2016 and December 31, 2015, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $598 million and $683 million of non-guaranteed CMO holdings was “Baa2” at both September 30, 2016 and December 31, 2015.  The average credit rating of all of the above securities was “Aa2” and “Aa3” at September 30, 2016 and December 31, 2015, respectively.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2015 Annual Report.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2015 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At both September 30, 2016 and December 31, 2015, the carrying value of the Company’s other investments was $3.45 billion.

CATASTROPHE REINSURANCE COVERAGE

There have been no material changes to the Company’s catastrophe reinsurance coverage during the quarter ended September 30, 2016.  The Company’s normal renewals and changes to its catastrophe reinsurance occur in January and July each year.  The changes effective in January are discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2015 Annual Report and the changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2015 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2016	December 31, 2015
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,586	$3,848
Allowance for uncollectible reinsurance	(117)	(157)

Net reinsurance recoverables	3,469	3,691
Mandatory pools and associations	2,015	2,015
Structured settlements	3,181	3,204

Total reinsurance recoverables	$8,665	$8,910

The $222 million decline in net reinsurance recoverables from December 31, 2015 primarily reflected the impact of cash collections in the first nine months of 2016.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards.  In the Business and International Insurance segment, the Company expects that domestic renewal premium changes during the remainder of 2016 and into 2017 will remain positive and will be broadly consistent with the levels attained in the first nine months of 2016.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes during the remainder of 2016 and into 2017 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first nine months of 2016.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2016 and into 2017 will remain positive, but will be lower than the levels attained in the first nine months of 2016.  With respect to surety business within the Bond & Specialty Insurance segment, the Company expects that net written premium volume during the remainder of 2016 will be higher than the level attained in the same period of 2015, while net written premium volume into 2017 will be broadly consistent with the level attained in the same period of 2016.  In the Personal Insurance segment, the Company expects that Agency Auto renewal premium changes during the remainder of 2016 and into 2017 will remain positive and will be higher than the levels attained in the first nine months of 2016, and Agency Homeowners and Other renewal premium changes during the remainder of 2016 and into 2017 will remain positive, and will be broadly consistent with the levels attained in the first nine months of 2016.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

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

General economic and geopolitical uncertainty regarding a variety of domestic and international matters, such as the political and regulatory environment (including the outcome of the upcoming general election in the United States), the U.S. Federal budget and taxes, implementation of the Affordable Care Act, slow growth and economic uncertainty in the United States and in various parts of the world, the United Kingdom’s expected withdrawal from the European Union, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in the remainder of 2016 and into 2017, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

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

In Business and International Insurance, the Company expects underlying underwriting margins during the remainder of 2016 will be higher and the underlying combined ratio will be lower than those in the same period of 2015, reflecting more normalized levels of non-catastrophe weather-related losses and what the Company defines as large losses.  The Company expects underlying underwriting margins and the underlying combined ratio into 2017 will be broadly consistent with those in the same period of 2016, reflecting the impact of loss trends in excess of earned pricing, largely offset by lower (and more normalized) levels of what the Company defines as large losses and non-catastrophe weather-related losses.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2016 and into 2017 will be broadly consistent with those in the same periods of 2015 and 2016.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2016 will be lower and the underlying combined ratio will be higher than in the same period of 2015.  The Company expects that into 2017 underlying underwriting margins and the underlying combined ratio will be broadly consistent with the same period of 2016.  In Agency Automobile, the Company expects underlying underwriting margins during the remainder of 2016 will be lower and the underlying combined ratio will be higher than in the same period of 2015.  The increase in the underlying combined ratio reflects higher (and more normalized) levels of loss activity and the impact of significant new business levels in recent years.  The Company expects that into 2017 underlying underwriting margins will be slightly higher and the underlying combined ratio will be slightly lower than in the same period of 2016.  The underlying combined ratio reflects lower (and more normalized) levels of loss activity and the benefit of earned pricing exceeding loss trend, partially offset by the impact of significant new business levels in recent years.  In Agency Homeowners and Other, the Company expects that underlying underwriting margins and the underlying combined ratio during the remainder of 2016 will be broadly consistent with the same period of 2015.  The Company expects that into 2017 underlying underwriting margins will be lower and the underlying combined ratio will be higher than in the same period of 2016, reflecting higher (and more normalized) levels of loss activity.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at September 30, 2016.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields could, during the remainder of 2016 and into 2017, result in approximately $20 million to $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2015 and 2016.  Net investment income from the non-fixed maturity investment portfolio in the first nine months of 2016 was lower than in the same period of 2015.  Given recent levels of market volatility, there is more than the usual uncertainty as to the impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2016 and into 2017.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2016 and into 2017, the Company could experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $2.89 billion ($1.89 billion after-tax) in its fixed maturity investment portfolio at September 30, 2016.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2016, TRV held total cash and short-term invested assets in the United States aggregating $1.81 billion and having a weighted average maturity of 72 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $1.81 billion at September 30, 2016 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2016, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2016.

TRV has a shelf registration statement with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2016.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $200 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2016.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2016 and 2015 were $3.06 billion and $2.67 billion, respectively.  Cash flows in the first nine months of 2016 included the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.  Cash flows in the first nine months of 2015 included the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2016 and 2015 were $1.13 billion and $491 million, respectively.  The Company’s consolidated total investments at September 30, 2016 increased by $2.49 billion, or 4% from year-end 2015, primarily reflecting an increase in the unrealized appreciation of investments and net cash flows provided by operating activities, partially offset by common share repurchases and dividends paid to shareholders.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2016 and 2015 were $2.04 billion and $2.20 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The total in 2016 also included the impact of the issuance and payment of debt as described in more detail in note 7 of notes to the consolidated financial statements herein.

Dividends.  Dividends paid to shareholders were $569 million and $557 million in the first nine months of 2016 and 2015, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 20, 2016, the Company announced that it declared a regular quarterly dividend of $0.67 per share, payable December 30, 2016, to shareholders of record on December 9, 2016.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2016, the Company repurchased 4.7 million and 14.7 million shares, respectively, under its share repurchase authorization, for a total cost of $550 million and $1.65 billion, respectively.  The average cost per share repurchased was $117.25 and $112.50, respectively.  At September 30, 2016, the Company had $1.68 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2016 and December 31, 2015.

(in millions)	September 30, 2016	December 31, 2015
Debt:
Short-term	$100	$500
Long-term	6,361	5,861
Net unamortized fair value adjustments and debt issuance costs	(25)	(17)

Total debt	6,436	6,344

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,779	23,755
Accumulated other comprehensive income (loss)	660	(157)

Total shareholders’ equity	24,439	23,598

Total capitalization	$30,875	$29,942

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

(dollars in millions)	September 30, 2016	December 31, 2015

Total capitalization excluding net unrealized gain on investments	$28,826	$28,653
Net unrealized gain on investments, net of taxes	2,049	1,289

Total capitalization	$30,875	$29,942

Debt-to-total capital ratio	20.8%	21.2%

Debt-to-total capital ratio excluding net unrealized gain on investments	22.3%	22.1%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.3% at September 30, 2016 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since July 21, 2016, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2016 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2015 Annual Report.

•                  On July 22, 2016, A.M. Best affirmed the financial strength ratings and the issuer credit ratings of the Travelers Reinsurance Pool as well as Travelers C&S Co. of America, First Floridian Auto and Home Insurance Co., The Premier Insurance Company of Massachusetts, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada and The Dominion of Canada General Insurance Company.  Concurrently, A.M. Best affirmed the issuer credit ratings and senior debt ratings of TRV and its two wholly-owned downstream holding companies, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc.  The outlook for all ratings is stable.

•                  On September 19, 2016, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.01 billion at September 30, 2016) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2016			December 31, 2015
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,923	$7,162	$12,085	$5,588	$7,120	$12,708
Commercial property	754	385	1,139	715	397	1,112
Commercial multi-peril	1,863	1,922	3,785	1,888	1,750	3,638
Commercial automobile	2,160	1,133	3,293	2,068	1,253	3,321
Workers’ compensation	10,311	8,788	19,099	10,269	8,470	18,739
Fidelity and surety	222	378	600	229	475	704
Personal automobile	1,797	861	2,658	1,710	842	2,552
Homeowners and personal—other	625	482	1,107	601	399	1,000
International and other	2,810	1,571	4,381	2,808	1,690	4,498

Property-casualty	25,465	22,682	48,147	25,876	22,396	48,272
Accident and health	21	—	21	23	—	23

Claims and claim adjustment expense reserves	$25,486	$22,682	$48,168	$25,899	$22,396	$48,295

The $127 million decrease in gross claims and claim adjustment expense reserves since December 31, 2015 primarily reflected the impact of the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein and net favorable prior year reserve development, partially offset by catastrophe losses incurred in the first nine months of 2016 and changes in foreign currency exchange rates.

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

•                  if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, the Company’s financial results could be materially and adversely affected;

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

•                  if the Company experiences difficulties with technology, data and network security, including as a result of cyber attacks, outsourcing relationships, or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2016	July 31, 2016	641,690	$117.01	641,278	$2,159
Aug. 1, 2016	Aug. 31, 2016	2,837,312	$117.80	2,837,242	$1,824
Sept. 1, 2016	Sept. 30, 2016	1,309,577	$116.31	1,212,432	$1,684

Total		4,788,579	$117.28	4,690,952	$1,684

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

The Company acquired 97,627 shares for a total cost of approximately $12 million during the three months ended September 30, 2016 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Alan D. Schnitzer, Chief Executive Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement) that has entered into a Rule 10b5-1 trading plan that remain in effect. Under the Company’s stock ownership guidelines, Mr. Schnitzer has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 1, 2016.

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 20, 2016	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: October 20, 2016	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2016 and 2015; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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