Form 10-K
period 2016-12-31
TRAVELERS COMPANIES, INC.
filed 2017-02-16
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $34,172,576,191.

As of February 10, 2017, 279,685,489 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2016

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

        For a summary of the Company's revenues, operating income and total assets by reportable business segments, see note 2 of notes to the consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing and/or salaried employees. According to A.M. Best, there are approximately 1,200 property and casualty groups in the United States, comprising approximately 2,650 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2015. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  ability to profitably price business, retain existing customers and obtain new business;

  •
  premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);

  •
  agent, broker and policyholder relationships;

  •
  ability to keep pace relative to competitors with changes in technology and information systems;

  •
  speed of claims payment;

  •
  ability to provide products and services in a cost effective manner;

  •
  ability to adapt to changes in business models, technology, customer preferences or regulation impacting the markets in which the Company operates;

  •
  perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

  •
  reputation, experience and qualifications of employees;

  •
  geographic scope of business; and

  •
  local presence.

        In addition, the marketplace is affected by the available capacity of the insurance industry, as measured by statutory capital and surplus, and the availability of reinsurance from both traditional sources, such as reinsurance companies and capital markets (through catastrophe bonds), and non-traditional sources, such as hedge funds and pension plans. Industry capacity as measured by statutory capital and surplus expands and contracts primarily in conjunction with profit levels generated by the industry, less amounts returned to shareholders through dividends and share repurchases. Capital raised by debt and equity offerings may also increase statutory capital and surplus.

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

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2016:

Location	% of Total
Domestic:
New York	10.0%
California	9.8
Texas	7.4
Pennsylvania	4.6
Florida	4.1
New Jersey	4.0
Illinois	3.9
Georgia	3.3
Massachusetts	3.1
All other domestic(1)	43.6

Total domestic	93.8

International:
Canada	4.3
All other international(1)	1.9

Total international	6.2

Consolidated total	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Company's consolidated direct written premiums written in 2016.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has at various times limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightening underwriting standards, selective price increases and changes to deductibles specific to hurricane-, tornado-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Segment Information

        The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance.

BUSINESS AND INTERNATIONAL INSURANCE

        Business and International Insurance offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States and in Canada, as well as in the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

  Domestic

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Middle Market provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas. Middle Market also provides mono-line umbrella and excess coverage insurance through Excess Casualty.

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

  International

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada. International also provides insurance coverages for foreign organizations with exposures in the United States through Global Partner Services. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

    International also includes results from J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli) and J. Malucelli Latam S.A. in Brazil. The Company owns 49.5% of both JMalucelli, a market leader in surety coverages in Brazil, and J. Malucelli Latam S.A., which in September 2015 acquired a majority interest in JMalucelli Travelers Seguros S.A., a Colombian start-up surety provider. These joint venture investments are accounted for using the equity method and are included in "other investments" on the consolidated balance sheet. Also, as a result of a transaction that was completed in October 2015 with Paraná Banco S.A., the Company's joint venture partner in Brazil, the Company acquired 100% of the common stock of Travelers Participações em Seguros Brasil S.A., which comprises JMalucelli's former property and casualty insurance business other than surety. The Company consolidates this investment in its financial statements.

        Business and International Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business and International Insurance Other.

Selected Market and Product Information

        The following table sets forth Business and International Insurance's net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2016	2015	2014	% of Total 2016
By market:
Domestic:
Select Accounts	$2,729	$2,716	$2,707	18.6%
Middle Market	6,463	6,302	6,077	44.0
National Accounts	1,058	1,048	1,047	7.2
First Party	1,601	1,564	1,579	10.9
Specialized Distribution	1,094	1,111	1,074	7.5

Total Domestic	12,945	12,741	12,484	88.2
International	1,730	1,842	2,152	11.8

Total Business and International Insurance by market	$14,675	$14,583	$14,636	100.0%

By product line:
Domestic:
Workers' compensation	$3,945	$3,915	$3,792	26.9%
Commercial automobile	2,037	1,958	1,891	13.9
Commercial property	1,787	1,760	1,783	12.2
General liability	1,987	1,924	1,872	13.5
Commercial multi-peril	3,157	3,146	3,104	21.5
Other	32	38	42	0.2

Total Domestic	12,945	12,741	12,484	88.2
International	1,730	1,842	2,152	11.8

Total Business and International Insurance by product line	$14,675	$14,583	$14,636	100.0%

Principal Markets and Methods of Distribution

        Business and International Insurance markets and distributes its products through approximately 11,000 independent agencies and brokers. Agencies and brokers are serviced by 121 field offices and three customer service centers.

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

  •
  Select Accounts markets and distributes its products to small businesses in the United States, generally with fewer than 50 employees, through a large network of independent agents and brokers. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks at their desktop in an efficient manner that significantly reduces the time period between quoting a price on a new policy and issuing that policy. Risks with more complex characteristics are underwritten with the assistance of Company personnel. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products and competitive prices. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

  •
  Middle Market markets and distributes its products and services primarily to mid-sized businesses in the United States with 50 to 1,000 employees through a large network of independent agents and brokers. The Company offers a full line of products to its Middle Market customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Middle Market to have a broad risk appetite and a diversified customer base. Within Middle Market, products and services are tailored to certain targeted industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services.

  •
  National Accounts markets and distributes its products and services to large companies in the United States through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $253 million of fee income in 2016, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $133 million of fee income in 2016. National Accounts services approximately 36% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry. Workers' compensation accounted for approximately 72% of sales to National Accounts customers during 2016, based on direct written premiums and fees.

  •
  First Party markets and distributes its products and services to a wide customer base in the United States having specialized property and casualty coverage requirements through a large network of agents and brokers. First Party provides traditional and customized property insurance programs to large and mid-sized customers; insurance for goods in transit and movable objects; builders' risk insurance; and insurance for the marine transportation industry, providers of related services and other businesses involved in international trade. In addition, First Party provides comprehensive breakdown coverages for equipment, including property and business interruption coverages.

  •
  Specialized Distribution markets and distributes its products through brokers, wholesale agents, program managers and specialized retail agents who operate in certain markets in the United States that are not typically served by the Company's appointed retail agents, or who maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to underwriting guidelines that have been specifically designed for each facility or program.

  •
  International markets and distributes its products principally through brokers in each of the countries in which it operates. International also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Business and International Insurance has access to international markets across the world.

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

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2016, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $4.61 billion. Business and International Insurance also utilizes retrospectively rated policies for another portion of the business, primarily for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $70 million at December 31, 2016. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business and International Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral. For additional information concerning credit risk in certain of the Company's businesses, see "Item 1A—Risk Factors—We are also exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties."

Product Lines

        Business and International Insurance writes the following types of coverages:

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

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Business and International Insurance as of January 1, 2017. For third-party liability, Business and International Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $16.0 million per insured, per occurrence. For property exposures, Business and International Insurance generally limits its retained amount per risk to $20.0 million per occurrence, net of reinsurance. Business and International Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business and International Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business and International Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business and International Insurance's direct written premiums for the year ended December 31, 2016:

Location	% of Total
Domestic:
California	11.7%
New York	8.6
Texas	6.1
Illinois	4.4
New Jersey	3.7
Pennsylvania	3.6
Massachusetts	3.3
Florida	3.3
All other domestic(1)	45.1

Total domestic	89.8

International:
Canada	7.2
All other international(1)	3.0

Total international	10.2

Total Business and International Insurance	100.0%

(1)
No other single state or country accounted for 3.0% or more of Business and International Insurance's direct written premiums in 2016.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to profitably provide insurance and services, including claims handling and risk control, at prices and terms that retain existing customers and attract new customers. See "Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability."

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

        Competitors typically write Middle Market business through independent agents and brokers. Several of Middle Market's operations require unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and response time to agent, broker and customer needs is one key to success in this market.

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

BOND & SPECIALTY INSURANCE

        Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors' and officers' liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies and not-for-profit organizations; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and management liability, professional liability, property, workers' compensation, auto and general liability for financial institutions.

Selected Market and Product Information

        The following table sets forth Bond & Specialty Insurance's net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see "Principal Markets and Methods of Distribution" and "Product Lines," respectively.

(for the year ended December 31, in millions)	2016	2015	2014	% of Total 2016
Fidelity and surety	$961	$952	$963	45.8%
General liability	954	952	961	45.4
Other	184	177	179	8.8

Total Bond & Specialty Insurance	$2,099	$2,081	$2,103	100.0%

Principal Markets and Methods of Distribution

        Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through approximately 5,800 of the same independent agencies and brokers that distribute Business and International Insurance's products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. Bond & Specialty Insurance, in conjunction with Business and International Insurance, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers.

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

Product Lines

        Bond & Specialty Insurance writes the following types of coverages:

  •
  Fidelity and Surety.  Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-

    party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

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

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Bond & Specialty Insurance as of January 1, 2017. For third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, employment practices liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety protection, where insured limits are often significant, Bond & Specialty Insurance generally retains up to $115.0 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Bond & Specialty Insurance's direct written premiums for the year ended December 31, 2016:

State	% of Total
California	9.5%
New York	7.5
Texas	7.2
Florida	5.7
Illinois	4.6
Pennsylvania	3.9
Massachusetts	3.3
Ohio	3.0
All other(1)	55.3

Total	100.0%

(1)
No other single state accounted for 3.0% or more of Bond & Specialty Insurance's direct written premiums in 2016.

Competition

        The competitive landscape in which Bond & Specialty Insurance operates is affected by many of the same factors described previously for Business and International Insurance. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

        Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Specialty Insurance to cross-sell its products to customers of Business and International Insurance and Personal Insurance provides additional competitive advantages for the Company. See "Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability."

PERSONAL INSURANCE

        Personal Insurance writes a broad range of property and casualty insurance covering individuals' personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

Selected Product and Distribution Channel Information

        The following table sets forth net written premiums for Personal Insurance's business by product line for the periods indicated. For a description of the product lines referred to in the following table, see "—Product Lines." In addition, see "—Principal Markets and Methods of Distribution" for a discussion of distribution channels for Personal Insurance's product lines.

(for the year ended December 31, in millions)	2016	2015	2014	% of Total 2016
By product line:
Automobile	$4,327	$3,700	$3,390	52.9%
Homeowners and Other	3,857	3,757	3,775	47.1

Total Personal Insurance	$8,184	$7,457	$7,165	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are marketed and distributed primarily through approximately 10,900 active independent agencies located throughout the United States, supported by personnel in nine sales regions. In addition, sales and service are provided to customers through five contact centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

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

        Personal Insurance also markets and distributes its products through additional channels, including corporations that make the company's product offerings available to their employees primarily through payroll deduction, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through the Company's contact center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for certain of their auto customers.

        The Company also markets its insurance products directly to consumers, largely through online channels. The Company's investment in the direct-to-consumer initiative, which began in 2009, has generated growing but still modest premium volume for Personal Insurance in recent years, reflective of the Company's targeted customer base. The direct-to-consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years.

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

        Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile repairs, medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of building supplies, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of natural disasters, particularly those related to weather and, for homeowners insurance, earthquakes. Insurers writing personal lines property and casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having "file-and-use" laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A "use-and-file" law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

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

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 6.9 million active policies (e.g., policies-in-force) at December 31, 2016.

        Personal Insurance writes the following types of coverages:

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

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Personal Insurance as of January 1, 2017. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the year ended December 31, 2016:

State	% of Total
New York	13.1%
Texas(1)	9.9
Pennsylvania	6.7
California	6.2
Florida	5.2
Georgia	5.1
New Jersey	5.0
Connecticut	4.1
Virginia	3.9
Maryland	3.1
South Carolina	3.0
All others(2)	34.7

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of Personal Insurance's direct written premiums in 2016.

Competition

        Although national companies write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price, service (including claims handling), the level of automation and the development of long-term relationships with individual agents. In recent years, most independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies. See "Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability."

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With more than 12,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, in the rare circumstances when necessary, independent adjusters and appraisers, are available for use as appropriate.

        United States field claim management teams located in 21 claim centers and 53 satellite and specialty-only offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company's Claims Services organization in the Unites States to leverage that knowledge base and to share best practices.

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

        For additional information regarding reinsurance, see note 5 of notes to the consolidated financial statements and "Item 1A—Risk Factors." For a description of reinsurance-related litigation, see note 16 of notes to the consolidated financial statements.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical, radiological, cyber-attacks, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The following discussion summarizes the Company's catastrophe reinsurance coverage at January 1, 2017.

        Corporate Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2017 through and including December 31, 2017: 75% ($1.5 billion) of qualifying losses covered by the treaty and 25% ($500 million) of qualifying losses retained by the Company part of $2.0 billion excess of $3.0 billion. Qualifying losses for each occurrence are after a $100 million deductible. The treaty covers all of the Company's exposures in the United States and Canada and their territories and possessions, the Caribbean Islands, Mexico and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

        Catastrophe Bonds.    The Company has catastrophe protection through an indemnity reinsurance agreement with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class C insurer in the Cayman Islands. The reinsurance agreement expires in May 2018 and meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Long Point Re III issued notes (generally referred to as "catastrophe bonds") to investors in amounts equal to the full coverage provided under the reinsurance agreement as described below. The proceeds were deposited in a reinsurance trust account. The businesses covered by this reinsurance agreement are subsets of the Company's overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.

        The reinsurance agreement with Long Point Re III provides coverage of up to $300 million to the Company for losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For the period May 16, 2016 through and including May 15, 2017, the Company is entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.968 billion. The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.468 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty), First Party (excluding Boiler & Machinery) and Specialized Distribution in Business and International Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

        Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Long Point Re III for the reinsurance coverage. Amounts payable to the Company under the reinsurance agreement with respect to any covered event cannot exceed the Company's actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.

        As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to Long Point Re III, the credit risk is mitigated by a reinsurance trust account that has been funded by Long Point Re III with money market funds that invest solely in direct government obligations and obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor's on the issuance date of the bonds and thereafter must be rated by Standard & Poor's. Other permissible investments include money market funds which invest in repurchase and reverse repurchase agreements collateralized by direct government obligations and obligations of any agency backed by the U.S. government with terms of no more than 397 calendar days, and cash.

        At the time the agreement was entered into with Long Point Re III, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

        As a result of the evaluation of the reinsurance agreement with Long Point Re III, the Company concluded that it was a VIE because the conditions described in items (a) and (b) above were present. However, while Long Point Re III was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Long Point Re III and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Long Point Re III).

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

        The Company has not incurred any losses that have resulted or are expected to result in a recovery under the Long Point Re III agreement since its inception.

        Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty provides up to $800 million part of $850 million of all perils (coverage for terrorism events in limited circumstances and excludes entirely losses from nuclear, biological and radiological attacks), subject to a $2.25 billion retention, from Virginia to Maine for the period July 1, 2016 through and including June 30, 2017. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

        Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty.    This earthquake excess-of-loss treaty provides for up to $150 million part of $165 million of coverage, subject to a $70 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business and International Insurance for the period July 1, 2016 through and including June 30, 2017.

        Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty.    This earthquake excess-of-loss treaty provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Personal Insurance for the period January 1, 2017 through December 31, 2017.

        Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.    This contract, effective for the period July 1, 2016 through and including June 30, 2017, covers the accumulation of net property losses arising out of one occurrence on business written by the Company's Canadian businesses. The treaty covers all property written by the Company's Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds. The treaty provides coverage for 50% of losses in excess of C$100 million (US$74 million at December 31, 2016), up to C$200 million (US$149 million at December 31, 2016) and for 100% of losses in excess of C$200 million (US$149 million at December 31, 2016), up to C$600 million (US$446 million at December 31, 2016).

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

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company's estimated deductible under the program in 2017, see note 5 of notes to the consolidated financial statements and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

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

        Certain of the Company's claims and claim adjustment expense reserves are discounted to present value. See note 7 of notes to the consolidated financial statements for further discussion.

Reserves on Statutory Accounting Basis

        At December 31, 2016, 2015 and 2014, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $44 million higher, $41 million higher and $29 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

RATINGS

        Ratings are an important factor in assessing the Company's competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's Corp. (S&P). Rating agencies typically issue two types of ratings for insurance companies: claims-paying (or financial strength) ratings, which reflect the rating agency's assessment of an insurer's ability to meet its financial obligations to policyholders, and debt ratings, which reflect the rating agency's assessment of a company's prospects for repaying its debts and are considered by lenders in connection with the setting of interest rates and terms for a company's short- and long-term borrowings. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency's rating should be evaluated independently of any other agency's rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company's overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company's website and from the agencies.

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

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal Insurance single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada, The Dominion of Canada General Insurance Company and Travelers Insurance Company Limited as of February 16, 2017. The table presents the position of each rating in the applicable agency's rating scale.

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

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 16, 2017. The table also presents the position of each rating in the applicable agency's rating scale.

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

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 11, 2016, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2015, through February 16, 2017:

  •
  On July 22, 2016, A.M. Best affirmed all ratings of the Company, except ratings for Travelers Insurance Company Limited, which were affirmed on December 23, 2016. The outlook for all ratings is stable.

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

        See note 3 of notes to the consolidated financial statements for additional information regarding the Company's investment portfolio.

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

        State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. While the FIO has limited regulatory authority, it has been active in the discussions to develop international regulatory standards for the insurance industry. In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners (NAIC), are working with the Federal Reserve and the FIO to consider and develop changes to the U.S. regulatory framework.

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

        While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the group-wide supervisor (i.e., lead regulator) for the insurance holding company system based upon certain criteria, including the place of domicile of the insurance subsidiaries holding the majority of the insurance group's premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as TRV's lead regulator and conducts the supervisory colleges for the Company.

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

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers' Compensation Reinsurance Pool, various workers' compensation related funds (e.g., the Florida Special Disability Trust), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers' Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses," such as the Florida Special Disability Trust. For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory assigned risk and reinsurance agreements including state-funding mechanisms, see "Item 1A—Risk Factors."

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

        Based on preliminary 2016 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from their subsidiaries. In 2015, The Travelers Indemnity Company and Travelers Casualty and Surety Company had results outside the normal range for these same ratios.

        Management does not anticipate regulatory action as a result of the 2016 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

        Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement which sets forth minimum capital standards for most property and casualty insurance companies and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2016 significantly above the level at which any RBC regulatory action would occur.

        While there is currently no group regulatory capital requirement in the United States, a comparison of an insurer's policyholders' surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group's overall capital adequacy in the U.S. The amount of policyholders' surplus held by the Company's U.S. insurance subsidiaries at December 31, 2016 determined on a combined basis significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2016, the Company was in compliance with these laws and regulations.

International Regulation

        TRV's insurance subsidiaries based in Canada, and the Canadian branch of one of the Company's U.S. insurance subsidiaries, are regulated for solvency purposes by the Office of the Superintendent of Financial Institutions (OSFI) under the provisions of the Insurance Companies Act (Canada). These Canadian subsidiaries and the Canadian branch are also subject to Canadian provincial and territorial insurance legislation which regulates market conduct, including pricing, underwriting, coverage and claim conduct, in varying degrees by province/territory and by product line.

        TRV's insurance subsidiaries based in the United Kingdom are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA's primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the UK financial system, and (iii) to promote effective competition in the interests of consumers. TRV's insurance operations in the Republic of Ireland are conducted through the Irish branch of Travelers Insurance Company Limited which is supervised by the Insurance Supervision Departments of the Central Bank of Ireland (as to conduct) and also by the PRA.

        TRV's managing agency (Travelers Syndicate Management Limited) (TSML) of its Lloyd's syndicate (Syndicate 5000) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd's. Travelers Syndicate 5000 is able to write business in over 75 jurisdictions throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd's, are subject to the laws and insurance regulations of that jurisdiction. Travelers Underwriting Agency Limited, which as an insurance intermediary is regulated by the FCA, produces insurance business for Travelers Syndicate 5000.

        A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority. TRV's Brazilian operations are regulated by the Superintendencia de Seguros Privados (SUSEP).

        Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital above their respective regulatory requirements at December 31, 2016.

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions, including approval of the PRA and FCA. TRV's insurance subsidiaries domiciled in, or authorized to conduct insurance business in, Canada are also subject to regulatory change of control restrictions, including approval of OSFI. TRV's Brazilian operations are subject to regulatory change of control and other share transfer restrictions, including approval of SUSEP.

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

        The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. The Company also utilizes proprietary and third-party computer modeling processes to evaluate capital adequacy. These analytical techniques are an integral component of the Company's ERM process and further support the Company's long-term financial strategies and objectives.

        In addition to the day-to-day ERM activities within the Company's operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Business Risk Committees of management, the Credit Committee, Chief Legal Officer, General Counsel, the Chief Ethics and Compliance Officer, the Corporate Actuarial group, the Corporate Audit group, the Corporate Controller group, the Accounting Policy group and the Enterprise Underwriting group, among others. A senior executive team comprised of the Executive Vice President of ERM, the Chief Risk Officer and the Chief Underwriting Officer oversees the ERM process. The mission of this team is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this team includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the Board of Directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

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

Employees

        At December 31, 2016, the Company had approximately 30,900 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 8 of notes to the consolidated financial statements.

Taxation

        For a discussion of tax matters affecting the Company and its operations, see note 12 of notes to the consolidated financial statements.

Financial Information about Reportable Business Segments

        For financial information regarding reportable business segments of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 2 of notes to the consolidated financial statements.

Intellectual Property

        The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. With respect to trademarks specifically, the Company has registrations in many countries, including the United States, for its material trademarks, including the "Travelers" name and the Company's iconic umbrella logo. The Company has the right to retain its material trademark rights in perpetuity, so long as it satisfies the use and registration requirements of all applicable countries. The Company regards its trademarks as highly valuable assets in marketing its products and services and vigorously seeks to protect its trademarks against infringement. See "Item 1A—Risk Factors—Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing the intellectual property of others."

Company Website, Social Media and Availability of SEC Filings

        The Company's Internet website is www.travelers.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company's website and under the "For Investors" heading, click on "Financial Information" then "SEC Filings."

        The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://www.twitter.com/Travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Notifications" section at http://investor.travelers.com.

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
Combined ratio excluding incremental impact of direct to consumer initiative

The combined ratio excluding incremental impact of direct to consumer initiative is the combined ratio adjusted to exclude the direct, variable impact of the Company's direct-to-consumer initiative in Personal Insurance.

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

Tenure impact

As new business volume increases and accounts for a greater percentage of earned premiums, the loss and LAE ratio generally worsens initially, as the loss and LAE ratio for new business is generally higher than the ratio for business that has been retained for longer periods. As poorer performing business leaves and pricing segmentation improves on renewal of the business that is retained, the loss and LAE ratio is expected to improve in future years.

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

Underwriting expense ratio

For SAP, the underwriting expense ratio is the ratio of underwriting expenses incurred (including commissions paid), less certain administrative services fee income and billing and policy fees, to net written premiums as defined in the statutory financial statements required by insurance regulators. The underwriting expense ratio as used in this report is the ratio of underwriting expenses (including the amortization of deferred acquisition costs), less certain administrative services fee income, billing and policy fees and other, to net earned premiums.

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
Wholesale broker

An independent or exclusive agent that represents both admitted and non-admitted insurers in market areas, which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers' compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

Item 1A.    RISK FACTORS

        You should carefully consider the following risks and all of the other information set forth in this report, including without limitation our consolidated financial statements and the notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical or radiological events, cyber-attacks, explosions and infrastructure failures. The geographic distribution of our business subjects us to catastrophe exposures in the United States and Canada, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes and hail storms throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in western states and Canada; and terrorism in major cities in the United States. In addition to our operations in the United States and Canada, our international operations subject us to catastrophe exposures in the United Kingdom, the Republic of Ireland and Brazil as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of future climate trends, and potentially changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. For example, over the last two decades, hurricane activity has impacted areas further inland than previously experienced by us, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms and related storm surge, thus expanding our potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Moreover, we could experience more than one severe catastrophic event in any given period.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to evaluate certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be even less reliable due to the highly random geographic nature and size of these events. As a result, models for earthquakes and tornado and hail storms may have even greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism, is even more difficult and less reliable, and for some events, currently there are no reliable modeling techniques. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

        The extent of losses from a catastrophe is a function of the total amount of insured exposure in the area affected by the event, the severity of the event and the coverage provided, which can be both property and casualty coverages. Increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims from catastrophic events in the future. For example, the specific geographic location impacted by tornadoes is inherently random and unpredictable and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures.

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

        There are also factors that impact the estimation of ultimate costs for catastrophes. For example, the estimation of claims and claim adjustment expense reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the claims and claim adjustment expense reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; late reported claims; litigation; and reinsurance collectability. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating claims and claim adjustment expense reserves for that reporting period. The estimates related to catastrophes are adjusted in subsequent periods as actual claims emerge and additional information becomes available.

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

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations and the program is scheduled to expire on December 31, 2020. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 83% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.45 billion for 2017. Over the remaining four-year life of the reauthorized program, the federal government reimbursement percentage will fall from 83% to 80%. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. For example, application of the law to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further description of the Terrorism Risk Insurance Program, see note 5 of notes to the consolidated financial statements.

        Because of the risks set forth above, catastrophes such as those caused by various natural or man-made events, such as a terrorist attack or other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events or cyber-attacks, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. In addition, while we seek to manage our exposure to man-made catastrophic events involving conventional means, we may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving "unconventional" means, such as nuclear, biological, chemical or radiological events.

        If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.    Claims and claim adjustment expense reserves do not represent an exact calculation of liability, but instead represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

        The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures and technology changes which may impact medical, auto and home repair costs; economic conditions including general and wage inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Claims and claim adjustment expense reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).

        It is possible that, among other things, past or future steps taken by the federal government to stimulate the U.S. economy, including tax reform and changes in international trade regulation, such as the potential for a destination-based, border-adjustable consumption tax system and/or tariffs, could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail," such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in "long tail" lines of business, consists of medical costs. Changes in healthcare legislation could significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims. In addition, the estimation of claims and claim adjustment expense reserves may be influenced by other external factors, including continued intensive advertising by plaintiff attorneys.

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

        Because of the uncertainties set forth above, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period, cannot now be reasonably estimated and could materially and adversely affect our results of operations and/or our financial position.

        For a discussion of claims and claim adjustment expense reserves by product line, including examples of common factors that can affect required reserves, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves."

        During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected.    Worldwide financial markets and economic conditions have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. If financial markets experience significant disruption or if economic conditions deteriorate, our results of operations, financial position and/or liquidity likely would be adversely impacted. For example, financial market disruptions and economic downturns have resulted in, among other things, reduced business volume, as well as heightened credit risk and reduced valuations for certain of our investments. An inflationary environment, as a result of government efforts to stabilize the economy after a disruption or otherwise, may also, as we discuss in risk factors above, adversely impact our loss costs and the valuation of our investment portfolio.

        Financial market disruption or an economic downturn could be exacerbated by actual or potential economic and geopolitical instability in many regions of the world. This can impact our business even if we do not conduct business in the region subject to the instability. For example, due to globalization, instability in one region can spread to other regions where we do business. In Europe, uncertainty in recent years has included the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such potential events on global financial institutions and capital markets generally. Actions or inactions of European governments, including the United Kingdom's expected withdrawal from the European Union, may impact these actual or perceived risks. In the United States, future actions or inactions of the United States government may also impact economic conditions. For example, the new U.S. administration may address issues related to the U.S. Federal budget and taxes, the national debt, international trade, the Affordable Care Act and regulation generally differently than the prior U.S. administration, all of which may contribute, positively or negatively, to economic conditions generally and create economic uncertainty.

        Several of the risk factors discussed above and below identify risks that could result from, or be exacerbated by, financial market disruption, an economic slowdown or economic uncertainty. These include risks discussed above related to our estimates of claims and claim adjustment expense reserves, and those discussed below related to our investment portfolio, the competitive environment, emerging claim and coverage issues, reinsurance arrangements, other credit exposures, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," particularly the "Outlook" section, for additional information about these risks and the potential impact on our business.

        Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2016. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2016, the net pre-tax unrealized gain in our fixed income portfolio decreased from $1.78 billion to $865 million as interest rates increased. Any future increases in interest rates (inclusive of credit spreads) would result in a further decline in that unrealized gain position or in an unrealized loss, thereby adversely impacting our book value. Interest rates in recent years have been and remain at very low levels relative to historical experience, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default. Rapid changes in commodity prices, such as a significant decline in oil prices, could also subject certain of our investments to a higher risk of default.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that we typically seek to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), our municipal bond portfolio could be subject to default or impairment. In particular:

  •
  In recent years, many state and local governments have been operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may be exacerbated by the impact of unfunded pension plan obligations and other postretirement obligations or by declining municipal tax bases and revenues in times of financial stress.

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

        Approximately 30% of the fixed maturity portfolio is expected to mature over the next three years (this includes the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). For a schedule of the contractual maturities of our fixed maturity portfolio by year for the next several years, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio." Of that maturing portfolio, a substantial amount includes municipal bonds that have been pre-refunded with U.S. treasury securities. As a result, even if our investment strategy does not significantly change over the next few years, the overall yield on and composition of our portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of matured bonds. For example, if yields remain low when we reinvest such proceeds, our future net investment income would be adversely affected. In addition, depending on the specific bonds available for purchase at the time of re-investment, the mix of specific issuers in our fixed-income and municipal bond portfolio will change.

        Our portfolio has benefited from tax exemptions (such as those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of our investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" below.

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

        The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital and potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, existing competitors that receive substantial infusions of capital, as well as competitors that can take advantage of more favorable tax domiciles than the United States, may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels, not only in personal lines (where we currently and may increasingly compete against direct writers), but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Consolidation within the insurance industry also could alter the competitive environment in which we operate, which may impact our business volumes and/or the rates or terms of our products.

        In Personal Insurance, the use of comparative rating technologies has impacted, and may continue to impact, our business as well as the industry as a whole. A substantial amount of the Company's Personal Insurance new business is written after an agent compares quotes using comparative rating technologies, a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology, whether by agents or directly by customers, facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. It also has resulted in an increase in the level of quote activity and a lower percentage of quotes that result in new business from customers, and these trends may continue or accelerate. If we are not able to operate with a competitive cost structure or accurately estimate and price for claims and claim adjustment expenses, our business volume and underwriting margins could be adversely affected over time. Additionally, similar technology is starting to be used to access comparative rates for small commercial business and that trend may continue or accelerate.

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

        Other technological changes may present competitive risks. For example, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. In addition, our competitive position could be impacted if we are unable to deploy, in a cost effective manner, technology that collects and analyzes a wide variety of data points (so-called "big data" analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. See also "Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology" below.

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

        Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, "InsurTech" start-up companies, the number of which has increased significantly in recent years, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it could harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving technologies, technologies that facilitate ride or home sharing, smart homes or automation could reduce the demand for certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively.

        Overall, our competitive position in our various businesses is based on many factors, including but not limited to our:

  •
  ability to profitably price our business, retain existing customers and obtain new business;

  •
  premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);

  •
  agent, broker and policyholder relationships;

  •
  ability to keep pace relative to our competitors with changes in technology and information systems;

  •
  speed of claims payment;

  •
  ability to provide our products and services in a cost effective manner;

  •
  ability to adapt to changes in business models, technology, customer preferences or regulation impacting the markets in which we operate;

  •
  perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

  •
  reputation, experience and qualifications of employees;

  •
  geographic scope of business; and

  •
  local presence.

        We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See "Competition" sections of the discussion on business segments in "Item 1—Business."

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

        We may also seek to develop new products or distribution channels, which could disrupt our relationships with our agents and brokers. In addition, agents and brokers may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. Access to greater levels of data and increased utilization of technology by agents and brokers may also impact our relationship with them and our competitive position. In certain markets, brokers increasingly have been packaging portfolios of risks together and offering them to a narrower range of carriers as well as, in some cases, requesting a commitment to participate in such portfolios in advance. Our efforts or their efforts with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize data and technology, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.

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

        We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.    In addition to asbestos and environmental claims, we face exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, silica and welding rod fumes. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, make it difficult to estimate our ultimate liability for such claims.

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

  •
  claims under directors' & officers' insurance policies relating to losses from involvement in financial market activities, such as mortgage or financial product origination, distribution, structuring or servicing and foreclosure procedures; failed financial institutions; fraud; improper sales practices; possible accounting irregularities; and corporate governance issues;

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

  •
  claims relating to abuse by an employee or a volunteer of an insured;

  •
  claims that link health issues to particular causes (for example, cumulative traumatic head injury from sports or other causes), resulting in liability or workers' compensation claims;

  •
  claims alleging that one or more of our underwriting criteria have a disparate impact on persons belonging to a protected class in violation of the law, including the Fair Housing Act;

  •
  claims arising out of modern techniques and practices used in connection with the extraction of natural resources, such as hydraulic fracturing or wastewater injection;

  •
  claims arising out of the use of personal cars, homes or other property in commercial transactions, such as ride or home sharing;

  •
  claims relating to unanticipated consequences of current or new technologies or business models or processes, including as a result of related behavioral changes; and

  •
  claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events.

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

        We may not be able to collect all amounts due to us from reinsurers, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we are exposed to credit risk related to our structured settlements.    Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers.

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

        Included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as we retain the contingent liability to the claimant. Some of the life insurance companies from which we have purchased structured settlements have been downgraded to below investment grade credit ratings subsequent to the time of the purchase. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        We are also exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.    In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables (discussed above), we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

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

        In addition, a portion of our business is written with large deductible insurance policies. Under casualty insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the settled claim. We are subsequently reimbursed by the contractholder for the deductible amount, and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers' compensation and/or general liability policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

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

        To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn. While we attempt to manage the risks discussed above through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. Further, the amount of collateral protection we have been able to obtain on the business we write in certain markets has decreased, and may continue to decrease, as a result of competition. We are also exposed to credit risk related to certain guarantee or indemnification arrangements that we have with third parties. See note 16 of notes to the consolidated financial statements. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.

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

        These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business including, most recently, cyber-security.

        The state insurance regulatory framework has been under continuing scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually re-examine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations.

        As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company's Enterprise Risk Management (ERM) framework including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer's lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM at all insurers within a holding company system, and to provide a group-wide perspective on risk and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, our states of domicile or other regulatory bodies may require changes in our ERM process (e.g., prescribe the use of specific models or the application of certain assumptions in the Company's models) that have the effect of limiting our ability to write certain risks, limit our risk appetite to write additional business or reduce our capital management flexibility. See "Enterprise Risk Management" for further discussion of the Company's ERM.

        The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the IAIS to develop a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted, ComFrame would require the designation of a group-wide supervisor (regulator) for each IAIG and would impose a group capital requirement that would be applied to an IAIG in addition to the current legal entity capital requirements imposed by state insurance regulators. In response to ComFrame, the NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S. based IAIGs. Additionally, the NAIC is developing a group capital analytical tool that would be applied to U.S. based insurance groups in addition to the risk-based capital (RBC) requirement that is applied on a legal entity basis. These regulatory developments could increase the amount of capital that the Company is required to have and could result in the Company being subject to increased regulatory requirements.

        Regulators may choose to adopt more restrictive insurance laws and regulations that could, among other things, restrict the ability of insurance subsidiaries to distribute funds to their parent companies or they could reject rate increases due to the economic environment. The state insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes or other taxes, could be enacted or changed by states to raise revenues.

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

        We may be adversely affected if our pricing and capital models provide materially different indications than actual results.    The profitability of our property and casualty business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize proprietary and third party models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We incorporate the Company's historical loss experience, external industry data and economic indices into our modeling processes, and we use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these modeling processes, analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These modeling processes incorporate numerous assumptions and forecasts about the future level and variability of: frequency and severity of losses, inflation, interest rates and capital requirements, among others, that are difficult to make and may differ materially from actual results.

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

        If we fail to appropriately price the risks we insure, or fail to change our pricing models to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. As we expand into different markets and geographies, we will write more policies in markets and geographical areas where we have less data specific to these new markets and geographies, and, accordingly, we may be more susceptible to error in our models and strategy. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships, or cloud-based technology, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a computer virus or disaster such as a natural catastrophe, terrorist attack or industrial accident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations; for example, our largest location employs about 20% of our employees. If our business continuity plans did not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

        We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if outsourcing relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system, which could result in monetary and reputational damages or harm to our competitive position. See also "We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective." In addition to risks caused by third party providers, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or public policy inside or outside of the United States.

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

        Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us.    Tax laws may change in ways that adversely impact us. For example, federal tax legislation could be enacted to reduce the existing statutory U.S. federal corporate income tax rate from 35%, which would, accordingly, reduce any U.S. deferred tax asset. The amount of any net deferred tax asset is volatile and significantly impacted by changes in unrealized investment gains and losses. The effect of a reduction in a tax rate on net deferred tax assets is required to be recognized, in full, as a reduction of income from continuing operations in the period when enacted and, along with other changes in the tax rules that may increase the Company's actual tax expense, could materially and adversely affect our results of operations. In addition, a reduction in the existing statutory U.S. federal corporate income tax rate could increase the after-tax effect of future significant loss events and our after-tax borrowing costs.

        Our investment portfolio has benefited from certain tax exemptions and certain other tax laws and regulations, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 45% of our investment portfolio as of December 31, 2016), which could materially and adversely impact the value of those bonds.

        Other tax law changes could materially and adversely impact our results of operations. For example, budget constraints faced by many states and localities increase the likelihood that state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. In addition, any federal tax reform that is designed to reduce the U.S. federal corporate income tax rate in a "revenue neutral" manner could include other provisions that materially increase our taxable income or otherwise increase our cost of doing business. For example, potential tax reform in the United States could include a destination-based, border-adjustable consumption tax system and/or tariffs that could impact the cost of reinsurance and/or imported materials which could increase our loss costs.

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

        In conducting business outside of the United States, we are also subject to a number of additional risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability, particularly in emerging economies, and changing market conditions around the globe, could result in financial market disruption or an economic downturn in such regions.

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

        In particular, the European Union's executive body, the European Commission, implemented new capital adequacy and risk management regulations called Solvency II on January 1, 2016 that apply to the Company's businesses across the European Union. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

        The IAIS has developed a methodology for identifying "global systemically important insurers" (G-SIIs) and high level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) created by the G-20. Using the IAIS methodology, the FSB, working with national authorities and the IAIS, identified nine insurers in November 2016 that they designated as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. The Company has not been designated as a G-SII by the FSB; however, the FSB updates the list annually, and it is possible that the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

        The IAIS is also in the process of developing the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). As the current draft of ComFrame is completed, it likely will lead to similar policy measures as those being developed for G-SIIs being made applicable to internationally active insurance groups (or "IAIGs"), including group supervision, group capital requirements, and resolution planning, i.e., a written plan developed by a financial group detailing how it would be wound down in the event of an insolvency. The IAIS is currently in the process of field testing the group capital requirements. The Company would be considered an Internationally Active Insurance Group under the current Consultation Draft. It is possible that ComFrame, if adopted, could lead to enhanced supervision and higher capital standards on a global basis if the IAIS, the NAIC and the individual states adopt the proposed or similar provisions.

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

  •
  the loss of key employees;

  •
  unforeseen liabilities;

  •
  difficulties in achieving the strategic objectives of an acquisition, including the business, financial, technological or distribution objectives;

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

        We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.    Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting or damage to our reputation. See also "If we experience difficulties with technology, data and network security, outsourcing relationships, or cloud-based technology, our ability to conduct our business could be negatively impacted."

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

        Our businesses may be adversely affected if we are unable to hire and retain qualified employees.    There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals, including our senior executives (many of whom have decades of experience in the insurance industry), and the Board of Directors regularly engages in succession discussions. See "Item 10—Directors, Executive Officers and Corporate Governance" for more information relating to our executive officers, including our senior leaders. For many of our senior positions, we compete for talent not just with insurance or financial service companies, but with other large companies and other businesses. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

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

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI) or own a bank or thrift. The Company, based upon the FSOC's rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. Nonetheless, it is possible that FSOC may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFI's that have become insolvent. We (as a financial company with more than $50 billion in assets) could be assessed, and, although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto as a result of its current re-evaluation or otherwise, or other additional federal regulation that is adopted in the future, could impose additional burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.

        Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform, could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position.

        Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

        Changes to existing U.S. accounting standards may adversely impact our reported results.    As a U.S.-based SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), as promulgated by the Financial Accounting Standards Board (FASB), subject to the accounting rules and interpretations of the Securities and Exchange Commission (SEC). During the last several years, the SEC has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us. We are not able to predict whether we will choose, or be required, to adopt IFRS or how the adoption of IFRS (or any future efforts by the SEC to converge U.S. GAAP and IFRS) may impact our financial statements in the future. Changes in U.S. accounting standards, particularly those that specifically apply to property and casualty insurance company operations, may impact the content and presentation of our reported financial results and could cause increased volatility in reported earnings, resulting in other adverse impacts on the Company's ratings and cost of capital, and decrease the understandability of our financial results as well as the comparability of our reported results with other insurers.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as approximately 230 field and claim offices totaling approximately 4.5 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in Canada, the United Kingdom, the Republic of Ireland, Brazil, India and China that house operations (primarily for Business and International Insurance) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns buildings located in other areas of Connecticut; Walnut Creek, California; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska. The Company owns a building in London, England, which houses a portion of Business and International Insurance's operations in the United Kingdom.

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

Item 4.    MINE SAFETY DISCLOSURES

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III—Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 44,379 as of February 10, 2017. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share each quarter.

	High	Low	Cash Dividend Declared
2016
First Quarter	$117.43	$102.08	$0.61
Second Quarter	119.04	108.79	0.67
Third Quarter	119.29	113.71	0.67
Fourth Quarter	122.57	104.67	0.67
2015
First Quarter	$109.73	$102.82	$0.55
Second Quarter	108.67	96.14	0.61
Third Quarter	107.82	97.49	0.61
Fourth Quarter	115.83	98.34	0.61

        The Company paid cash dividends per share of $2.62 in 2016 and $2.38 in 2015. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

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

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2011.

(3)
Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2016 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation and XL Group Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2016	Oct. 31, 2016	1,607,687	$108.80	1,606,400	$1,509
Nov. 1, 2016	Nov. 30, 2016	2,527,384	111.05	2,520,473	1,229
Dec. 1, 2016	Dec. 31, 2016	2,479,897	119.13	2,479,050	934

Total		6,614,968	113.53	6,605,923	934

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

        The Company acquired 9,045 shares for a total cost of approximately $1 million during the three months ended December 31, 2016 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Total revenues	$27,625	$26,815	$27,174	$26,206	$25,756

Net income	$3,014	$3,439	$3,692	$3,673	$2,473

Total investments	$70,488	$70,470	$73,261	$73,160	$73,838
Total assets	100,245	100,184	103,078	103,812	104,938
Claims and claim adjustment expense reserves	47,949	48,295	49,850	50,895	50,922
Total long-term debt	5,887	5,844	5,849	6,246	5,750
Total liabilities	77,024	76,586	78,242	79,016	79,533
Total shareholders' equity	23,221	23,598	24,836	24,796	25,405
Net income per share
Basic	$10.39	$10.99	$10.82	$9.84	$6.35

Diluted	$10.28	$10.88	$10.70	$9.74	$6.30

Year-end common shares outstanding	279.6	295.9	322.2	353.5	377.4

Per common share amounts
Cash dividends	$2.62	$2.38	$2.15	$1.96	$1.79

Book value	$83.05	$79.75	$77.08	$70.15	$67.31

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the Company's financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2016 Consolidated Results of Operations

  •
  Net income of $3.01 billion, or $10.39 per share basic and $10.28 per share diluted

  •
  Net earned premiums of $24.53 billion

  •
  Catastrophe losses of $877 million ($576 million after-tax)

  •
  Net favorable prior year reserve development of $771 million ($510 million after-tax)

  •
  Combined ratio of 92.0%

  •
  Net investment income of $2.30 billion ($1.85 billion after-tax)

  •
  Operating cash flows of $4.20 billion

2016 Consolidated Financial Condition

  •
  Total investments of $70.49 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $100.25 billion

  •
  Total debt of $6.44 billion, resulting in a debt-to-total capital ratio of 21.7% (22.3% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 21.9 million common shares for total cost of $2.47 billion and paid $757 million of dividends to shareholders

  •
  Shareholders' equity of $23.22 billion

  •
  Net unrealized investment gains of $1.11 billion ($730 million after-tax)

  •
  Book value per common share of $83.05

  •
  Holding company liquidity of $1.68 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2016	2015	2014
Revenues
Premiums	$24,534	$23,874	$23,713
Net investment income	2,302	2,379	2,787
Fee income	458	460	450
Net realized investment gains	68	3	79
Other revenues	263	99	145

Total revenues	27,625	26,815	27,174

Claims and expenses
Claims and claim adjustment expenses	15,070	13,723	13,870
Amortization of deferred acquisition costs	3,985	3,885	3,882
General and administrative expenses	4,154	4,094	3,964
Interest expense	363	373	369

Total claims and expenses	23,572	22,075	22,085

Income before income taxes	4,053	4,740	5,089
Income tax expense	1,039	1,301	1,397

Net income	$3,014	$3,439	$3,692

Net income per share
Basic	$10.39	$10.99	$10.82

Diluted	$10.28	$10.88	$10.70

Combined ratio
Loss and loss adjustment expense ratio	60.5%	56.6%	57.6%
Underwriting expense ratio	31.5	31.7	31.4

Combined ratio	92.0%	88.3%	89.0%

Incremental impact of direct to consumer initiative on combined ratio	0.3%	0.5%	0.6%

        The following discussions of the Company's net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pre-tax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $10.28 in 2016 decreased by 6% from diluted net income per share of $10.88 in 2015. Net income of $3.01 billion in 2016 decreased by 12% from net income of $3.44 billion in 2015. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (iii) lower net favorable prior year reserve development and (iv) lower net investment income, partially offset by (v) higher other revenues and (vi) higher net realized investment gains. Catastrophe losses in 2016 and 2015 were $877 million and $514 million, respectively. Net favorable prior year reserve development in 2016 and 2015 was $771 million and $941 million, respectively. The lower underlying underwriting margins primarily resulted from (i) higher loss estimates in the personal automobile product line for bodily injury liability coverages, (ii) the impact of loss cost trends that modestly exceeded earned pricing in Business and International Insurance and (iii) higher general and administrative expenses. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.

        Diluted net income per share of $10.88 in 2015 increased by 2% over diluted net income per share of $10.70 in 2014. Net income of $3.44 billion in 2015 decreased by 7% from net income of $3.69 billion in 2014. The percentage increase in diluted net income per share compared with the percentage decrease in net income reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) lower net realized investment gains, (iii) a decline in other revenues and (iv) slightly lower underlying underwriting margins, partially offset by (v) lower catastrophe losses. Catastrophe losses in 2015 and 2014 were $514 million and $709 million, respectively. Net favorable prior year reserve development in both 2015 and 2014 was $941 million. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $32 million as a result of the resolution of prior year tax matters.

        The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland, as well as in Brazil, primarily through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2016, 2015 and 2014, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company's net income or Business and International Insurance's operating income for the years reported.

Revenues

Earned Premiums

        Earned premiums in 2016 were $24.53 billion, $660 million or 3% higher than in 2015. In Business and International Insurance, earned premiums in 2016 increased by 1% over 2015. In Bond & Specialty Insurance, earned premiums in 2016 were comparable to 2015. In Personal Insurance, earned premiums in 2016 increased by 8% over 2015. Earned premiums in 2015 were $23.87 billion, $161 million or 1% higher than in 2014. In each of Business and International Insurance and Bond & Specialty Insurance, earned premiums in 2015 were comparable to 2014. In Personal Insurance, earned premiums in 2015 increased by 2% over 2014.

        Factors contributing to the changes in earned premiums in each segment in 2016 and 2015 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2016	2015	2014
Average investments(1)	$70,246	$70,627	$72,049
Pre-tax net investment income	2,302	2,379	2,787
After-tax net investment income	1,846	1,905	2,216
Average pre-tax yield(2)	3.3%	3.4%	3.9%
Average after-tax yield(2)	2.6%	2.7%	3.1%

(1)
Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized and net unrealized investment gains and losses.

        Net investment income in 2016 was $2.30 billion, $77 million or 3% lower than in 2015. Net investment income from fixed maturity investments in 2016 was $1.98 billion, $110 million lower than in 2015. The decrease primarily resulted from lower long-term reinvestment rates available in the market and a modestly lower amount of fixed income investments that were impacted by the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation in the second quarter of 2016. Net investment income from short-term securities in 2016 was $29 million, $17 million higher than in 2015, primarily due to higher short-term interest rates. Net investment income generated by non-fixed maturity investments in 2016 was $330 million, $13 million higher than in 2015, primarily due to higher returns from private equity limited partnerships, partially offset by lower returns from real estate partnerships.

        Net investment income in 2015 was $2.38 billion, $408 million or 15% lower than in 2014. Investment income from fixed maturity investments in 2015 was $2.09 billion, $153 million lower than in 2014. The decrease primarily resulted from lower long-term reinvestment rates available in the market and a modestly lower amount of fixed income investments that were impacted by the Company's $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation. Investment income generated by non-fixed maturity investments in 2015 was $317 million, $256 million lower than in 2014 primarily due to lower returns from private equity limited partnerships and hedge fund investments. Returns from private equity limited partnerships in 2015 were impacted by lower valuations for energy-related investments.

Fee Income

        The National Accounts market in Business and International Insurance is the primary source of the Company's fee-based business. Fee income is described in more detail in Business and International Insurance discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pre-tax realized investment gains.

(for the year ended December 31, in millions)	2016	2015	2014
Net Realized Investment Gains
Other-than-temporary impairment losses	$(29)	$(52)	$(26)
Other net realized investment gains	97	55	105

Net realized investment gains	$68	$3	$79

Other Net Realized Investment Gains

        Other net realized investment gains in 2016 included $59 million of net realized gains related to fixed maturity investments, $14 million of net realized investment gains related to equity securities, $7 million of net realized investment gains from real estate sales and $17 million of net realized investment gains related to other investments.

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

        Other net realized investment gains in 2014 included $35 million of net realized gains resulting from the sale of substantially all of one of the Company's real estate joint venture investments. The remaining $70 million of other net realized gains in 2014 were primarily driven by $32 million of net realized investment gains related to fixed maturity investments, $24 million of net realized investment gains related to equity securities, $8 million of net realized investment gains related to other investments and $6 million of net realized investment gains from other real estate sales.

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2016 also included a $126 million gain related to the favorable settlement of a reinsurance dispute (discussed in more detail in note 16 of notes to the consolidated financial statements), as well as proceeds from the favorable settlement of a claims-related legal matter. Other revenues in 2014 also included revenues associated with the runoff of the Company's National Flood Insurance Program (NFIP) business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2016 were $15.07 billion, $1.35 billion or 10% higher than in 2015, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends, (iii) higher catastrophe losses, (iv) lower net favorable prior year reserve development and (v) higher loss estimates in the personal automobile product line for bodily injury liability coverages, partially offset by (vi) lower levels of what the Company defines as large losses. Catastrophe losses in 2016 included losses from Hurricane Matthew, wind and hail storms in several regions of the United States, flooding in the Southeast region of the United States, wildfires in Canada and Tennessee, and winter storms in the eastern United States.

        Claims and claim adjustment expenses in 2015 were $13.72 billion, $147 million or 1% lower than in 2014, primarily reflecting the impacts of (i) lower catastrophe losses and (ii) lower non-catastrophe weather-related losses, partially offset by (iii) loss cost trends. Catastrophe losses in 2015 included wildfires in California, hail and wind storms in several regions of the United States and winter storms in several regions of the United States. Catastrophe losses in 2014 included multiple wind and hail storms in several regions of the United States and a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States.

        Factors contributing to net favorable prior year reserve development in each segment for the years ended December 31, 2016, 2015 and 2014 are discussed in more detail in note 7 of notes to the consolidated financial statements.

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

        The Company's threshold for disclosing catastrophes is determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. The threshold for 2016 ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

        The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2016, 2015 and 2014, the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent years, and the estimate of ultimate losses for those catastrophes at December 31, 2016, 2015 and 2014. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)	2016	2015	2014	2016	2015	2014
2014
PCS Serial Number:
32—Winter storm	$(1)	$(5)	$144	$138	$139	$144
43—Severe wind and hail storms	5	(4)	180	181	176	180
2015
PCS Serial Number:
68—Winter storm	(11)	140	n/a	129	140	n/a
2016
PCS Serial Number:
21—Severe wind and hail storms	150	n/a	n/a	150	n/a	n/a
25—Severe wind and hail storms	168	n/a	n/a	168	n/a	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2016 was $3.99 billion, $100 million or 3% higher than in 2015. Amortization of deferred acquisition costs in 2015 was $3.89 billion, comparable with 2014. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

        General and administrative expenses in 2016 were $4.15 billion, $60 million or 1% higher than in 2015. General and administrative expenses in 2015 were $4.09 billion, $130 million or 3% higher than in 2014. The increase in 2015 primarily reflected the impact of a $76 million first quarter 2014 reduction in the estimated liability for state assessments related to workers' compensation premiums. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2016, 2015 and 2014 was $363 million, $373 million and $369 million, respectively.

Income Tax Expense

        Income tax expense in 2016 was $1.04 billion, $262 million or 20% lower than in 2015, primarily reflecting the impact of the $687 million decrease in income before income taxes in 2016. Income tax expense in 2015 was $1.30 billion, $96 million or 7% lower than in 2014, primarily reflecting the impact of the $349 million decrease in income before income taxes in 2015 and the $32 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters.

        The Company's effective tax rate was 26%, 27% and 27% in 2016, 2015 and 2014, respectively. The effective tax rates in all years were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision.

Combined Ratio

        The combined ratio of 92.0% in 2016 was 3.7 points higher than the combined ratio of 88.3% in 2015.

        The loss and loss adjustment expense ratio of 60.5% in 2016 was 3.9 points higher than the loss and loss adjustment expense ratio of 56.6% in the same period of 2015. Catastrophe losses accounted for 3.6 points and 2.1 points of the 2016 and 2015 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2016 and 2015 provided 3.2 points and 3.9 points of benefit, respectively, to the loss and loss adjustment expense ratio. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") in 2016 was 1.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher loss estimates in the personal automobile product line for bodily injury liability coverages and (ii) the impact of loss cost trends that modestly exceeded earned pricing in Business and International Insurance, partially offset by (iii) lower levels of what the Company defines as large losses.

        The underwriting expense ratio of 31.5% was 0.2 points lower than the underwriting expense ratio of 31.7% in 2015.

        The combined ratio of 88.3% in 2015 was 0.7 points lower than the combined ratio of 89.0% in 2014.

        The loss and loss adjustment expense ratio of 56.6% in 2015 was 1.0 points lower than the loss and loss adjustment expense ratio of 57.6% in 2014. Catastrophe losses accounted for 2.1 points and 3.0 points of the 2015 and 2014 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2015 and 2014 provided 3.9 points of benefit to the loss and loss adjustment expense ratio in each year. The underlying loss and loss adjustment expense ratio in 2015 was 0.1 points lower than the 2014 ratio on the same basis.

        The underwriting expense ratio of 31.7% in 2015 was 0.3 points higher than the underwriting expense ratio of 31.4% in 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums in Business and International Insurance.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Business and International Insurance	$16,036	$16,067	$16,202
Bond & Specialty Insurance	2,183	2,153	2,165
Personal Insurance	8,276	7,562	7,265

Total	$26,495	$25,782	$25,632

	Net Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Business and International Insurance	$14,675	$14,583	$14,636
Bond & Specialty Insurance	2,099	2,081	2,103
Personal Insurance	8,184	7,457	7,165

Total	$24,958	$24,121	$23,904

        Gross and net written premiums in 2016 both increased by 3% over 2015. Gross and net written premiums in 2015 both increased by 1% over 2014. Factors contributing to the changes in gross and net written premiums in each segment in 2016 and 2015 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

        Results of Business and International Insurance were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Revenues:
Earned premiums	$14,620	$14,521	$14,512
Net investment income	1,763	1,824	2,156
Fee income	442	445	438
Other revenues	176	23	46

Total revenues	$17,001	$16,813	$17,152

Total claims and expenses	$14,294	$13,874	$14,007

Operating income	$2,048	$2,170	$2,347

Loss and loss adjustment expense ratio	61.4%	59.6%	61.6%
Underwriting expense ratio	32.9	32.5	31.5

Combined ratio	94.3%	92.1%	93.1%

Overview

        Operating income in 2016 was $2.05 billion, $122 million or 6% lower than operating income of $2.17 billion in 2015, primarily reflecting the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net investment income, partially offset by (iv) higher other revenues and (v) higher net favorable prior year reserve development. Catastrophe losses in 2016 and 2015 were $512 million and $247 million, respectively. Net favorable prior year reserve development in 2016 and 2015 was $484 million and $405 million, respectively. The lower underlying underwriting margins primarily resulted from (i) the impact of loss cost trends that modestly exceeded earned pricing and (ii) higher general and administrative expenses, partially offset by (iii) lower levels of what the Company defines as large losses. Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.

        Operating income in 2015 was $2.17 billion, $177 million or 8% lower than operating income of $2.35 billion in 2014, primarily reflecting the pre-tax impacts of (i) lower net investment income and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses and (iv) higher net favorable prior year reserve development. Catastrophe losses in 2015 and 2014 were $247 million and $367 million, respectively. Net favorable prior year reserve development in 2015 and 2014 was $405 million and $322 million, respectively. The lower underlying underwriting margins primarily resulted from the pre-tax impact of a 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by lower non-catastrophe weather-related losses. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $12 million as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums

        Earned premiums of $14.62 billion in 2016 were $99 million or 1% higher than in 2015. Earned premiums of $14.52 billion in 2015 were comparable to 2014.

Net Investment Income

        Net investment income in 2016 was $1.76 billion, $61 million or 3% lower than in 2015. Net investment income in 2015 was $1.82 billion, $332 million or 15% lower than in 2014. Included in Business and International Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion for a description of the factors contributing to the declines in the Company's consolidated net investment income in 2016 and 2015 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2016 was $442 million, 1% lower than in 2015. Fee income in 2015 was $445 million, $7 million or 2% higher than in 2014. The increase in 2015 primarily reflected higher serviced premium volume in workers' compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

        Other revenues in 2016 included a $126 million gain related to the favorable settlement of a reinsurance dispute (discussed in more detail in note 16 of notes to the consolidated financial statements), as well as proceeds from a favorable settlement of a claims-related legal matter.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2016 were $9.19 billion, $331 million or 4% higher than in 2015, primarily reflecting the impacts of (i) loss cost trends and (ii) higher catastrophe losses, partially offset by (iii) lower levels of what the Company defines as large losses and (iv) higher net favorable prior year reserve development. Claims and claim adjustment expenses in 2015 were $8.86 billion, $286 million or 3% lower than in 2014, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) lower non-catastrophe weather-related losses, partially offset by (iv) the impact of loss cost trends. Factors contributing to net favorable prior year reserve development during the years ended December 31,

2016, 2015 and 2014 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2016 was $2.36 billion, $29 million or 1% higher than in 2015. Amortization of deferred acquisition costs of $2.33 billion in 2015 was comparable to 2014.

General and Administrative Expenses

        General and administrative expenses in 2016 were $2.75 billion, $60 million or 2% higher than in 2015, primarily reflecting higher employee and technology related expenses. General and administrative expenses in 2015 were $2.69 billion, $145 million or 6% higher than in 2014, primarily reflecting the impacts of the 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, higher employee and technology related expenses and higher contingent commissions.

Income Tax Expense

        Income tax expense in 2016 was $659 million, $110 million or 14% lower than in 2015, primarily reflecting the $232 million decrease in income before income taxes in 2016. Income tax expense in 2015 was $769 million, $29 million or 4% lower than in 2014, primarily reflecting the $206 million decrease in income before income taxes in 2015 and the $12 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 94.3% in 2016 was 2.2 points higher than the combined ratio of 92.1% in 2015.

        The loss and loss adjustment expense ratio of 61.4% in 2016 was 1.8 points higher than the loss and loss adjustment expense ratio of 59.6% in 2015. Catastrophe losses in 2016 and 2015 accounted for 3.5 points and 1.7 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2016 and 2015 provided 3.3 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2016 was 0.5 points higher than the 2015 ratio on the same basis.

        The underwriting expense ratio of 32.9% in 2016 was 0.4 points higher than the underwriting expense ratio of 32.5% in 2015.

        The combined ratio of 92.1% in 2015 was 1.0 point lower than the combined ratio of 93.1% in 2014.

        The loss and loss adjustment expense ratio of 59.6% in 2015 was 2.0 points lower than the loss and loss adjustment expense ratio of 61.6% in 2014. Catastrophe losses in 2015 and 2014 accounted for 1.7 points and 2.5 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2015 and 2014 provided 2.8 points and 2.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 underlying loss and loss adjustment expense ratio was 0.6 points lower than the 2014 ratio on the same basis.

        The underwriting expense ratio of 32.5% in 2015 was 1.0 point higher than the underwriting expense ratio of 31.5% in 2014, primarily reflecting the impact of the 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums and the increase in general and administrative expenses discussed above.

Written Premiums

        Business and International Insurance's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Domestic:
Select Accounts	$2,792	$2,773	$2,754
Middle Market	6,716	6,587	6,404
National Accounts	1,683	1,725	1,690
First Party	1,866	1,844	1,846
Specialized Distribution	1,098	1,117	1,081

Total Domestic	14,155	14,046	13,775
International	1,881	2,021	2,427

Total Business and International Insurance	$16,036	$16,067	$16,202

	Net Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Domestic:
Select Accounts	$2,729	$2,716	$2,707
Middle Market	6,463	6,302	6,077
National Accounts	1,058	1,048	1,047
First Party	1,601	1,564	1,579
Specialized Distribution	1,094	1,111	1,074

Total Domestic	12,945	12,741	12,484
International	1,730	1,842	2,152

Total Business and International Insurance	$14,675	$14,583	$14,636

        Gross written premiums in 2016 were comparable with 2015. Net written premiums in 2016 increased by 1% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        Gross written premiums in 2015 were 1% lower than in 2014. Net written premiums in 2015 were comparable to 2014. Gross and net written premiums in 2015 were negatively impacted by changes in foreign currency exchange rates. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 decreased from 2014.

        Select Accounts.    Net written premiums of $2.73 billion in 2016 were comparable with 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015. Net written premiums of $2.72 billion in 2015 were comparable to 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 were comparable to 2014.

        Middle Market.    Net written premiums of $6.46 billion in 2016 increased by 3% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were slightly lower than in 2015. New business premiums in 2016 increased over 2015. Net written premiums of $6.30 billion in 2015 increased by 4% over 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

        National Accounts.    Net written premiums of $1.06 billion in 2016 increased by 1% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015. Net written premiums of $1.05 billion in 2015 were comparable to 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were slightly lower than in 2014. New business premiums in 2015 increased over 2014.

        First Party.    Net written premiums of $1.60 billion in 2016 increased by 2% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 were zero, compared with slightly negative in 2015. New business premiums in 2016 increased over 2015. Net written premiums of $1.56 billion in 2015 decreased by 1% from 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 were negative, compared with positive renewal premium changes in 2014. New business premiums in 2015 decreased from 2014.

        Specialized Distribution.    Net written premiums of $1.09 billion in 2016 decreased by 2% from 2015. Business retention rates in 2016 were lower than in 2015. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 decreased slightly from 2015. Net written premiums of $1.11 billion in 2015 increased by 3% over 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

        International.    Net written premiums of $1.73 billion in 2016 decreased by 6% from 2015. The decline in 2016 was primarily driven by the impacts of changes in foreign currency exchange rates, disciplined underwriting and lower levels of economic activity in the Company's European operations, including Lloyd's. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2016. Renewal premium changes in 2016 were slightly negative, consistent with 2015. New business premiums in 2016 increased over 2015. Net written premiums of $1.84 billion in 2015 decreased by 14% from 2014, primarily due to changes in foreign currency exchange rates. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2015. Renewal premium changes in 2015 were slightly negative, compared with positive renewal premium changes in 2014. New business premiums in 2015 decreased from 2014.

Bond & Specialty Insurance

        Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Revenues:
Earned premiums	$2,088	$2,085	$2,076
Net investment income	210	223	252
Other revenues	20	22	19

Total revenues	$2,318	$2,330	$2,347

Total claims and expenses	$1,358	$1,425	$1,272

Operating income	$653	$633	$727

Loss and loss adjustment expense ratio	26.8%	30.4%	22.8%
Underwriting expense ratio	37.6	37.5	38.0

Combined ratio	64.4%	67.9%	60.8%

Overview

        Operating income in 2016 was $653 million, $20 million or 3% higher than operating income of $633 million in 2015, primarily reflecting the pre-tax impact of (i) higher net favorable prior year reserve development, partially offset by (ii) lower net investment income. Net favorable prior year reserve development in 2016 and 2015 was $326 million and $258 million, respectively. Catastrophe losses in 2016 and 2015 were $6 million and $3 million, respectively. Partially offsetting this net pre-tax increase in operating income was a related increase in income tax expense.

        Operating income in 2015 was $633 million, $94 million or 13% lower than operating income of $727 million in 2014, primarily reflecting the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower net investment income, partially offset by (iii) higher underlying underwriting margins. Net favorable prior year reserve development in 2015 and 2014 was $258 million and $450 million, respectively. Catastrophe losses in 2015 and 2014 were $3 million and $6 million, respectively. The higher underlying underwriting margins primarily resulted from lower loss estimates in certain management liability businesses. Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense. In addition, income tax expense in 2015 was reduced by $16 million as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums

        Earned premiums of $2.09 billion in both 2016 and 2015 were comparable to the respective prior year amounts.

Net Investment Income

        Net investment income in 2016 was $210 million, $13 million or 6% lower than in 2015. Net investment income in 2015 was $223 million, $29 million or 12% lower than in 2014. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in Bond & Specialty Insurance reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced an increase in investment income in 2016 and a decrease in investment income in 2015. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion for a description of the factors contributing to the declines in the Company's consolidated net investment income in 2016 and 2015 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2016 were $572 million, $71 million or 11% lower than in 2015, primarily reflecting higher net favorable prior year reserve development. Claims and claim adjustment expenses in 2015 were $643 million, $162 million or 34% higher than in 2014, primarily reflecting (i) lower net favorable prior year reserve development, partially offset by (ii) lower loss estimates in certain management liability businesses. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2016, 2015 and 2014 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2016 was $397 million, $4 million or 1% higher than in 2015. Amortization of deferred acquisition costs in 2015 was $393 million, $5 million or 1% higher than in 2014.

General and Administrative Expenses

        General and administrative expenses in 2016 were $389 million, comparable with 2015. General and administrative expenses in 2015 were $389 million, $14 million or 3% lower than in 2014. The decrease in 2015 primarily reflected the impact of certain customer-related intangible assets becoming fully amortized during the second quarter of 2015.

Income Tax Expense

        Income tax expense in 2016 was $307 million, $35 million or 13% higher than in 2015, primarily reflecting the impact of the $55 million increase in income before income taxes in 2016. Income tax expense in 2015 was $272 million, $76 million or 22% lower than in 2014, primarily reflecting the $170 million decrease in income before income taxes and the $16 million reduction in income tax expense in 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 64.4% in 2016 was 3.5 points lower than the combined ratio of 67.9% in 2015.

        The loss and loss adjustment expense ratio of 26.8% in 2016 was 3.6 points lower than the loss and loss adjustment expense ratio of 30.4% in 2015. Net favorable prior year reserve development in 2016 and 2015 provided 15.6 points and 12.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2016 and 2015 accounted for 0.3 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2016 was 0.5 points lower than the 2015 ratio on the same basis.

        The underwriting expense ratio of 37.6% in 2016 was 0.1 points higher than the underwriting expense ratio of 37.5% in 2015.

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

Written Premiums

        Bond & Specialty Insurance's gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Total Bond & Specialty Insurance	$2,183	$2,153	$2,165

	Net Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Total Bond & Specialty Insurance	$2,099	$2,081	$2,103

        Gross written premiums in 2016 increased by 1% over 2015. Gross written premiums in 2015 decreased by 1% from 2014.

        Net written premiums in 2016 were $2.10 billion, $18 million or 1% higher than in 2015. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        Net written premiums in 2015 were $2.08 billion, $22 million or 1% lower than in 2014. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

Personal Insurance

        Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Revenues:
Earned premiums	$7,826	$7,268	$7,125
Net investment income	329	332	379
Fee income	16	15	12
Other revenues	56	48	80

Total revenues	$8,227	$7,663	$7,596

Total claims and expenses	$7,526	$6,372	$6,406

Operating income	$510	$889	$824

Loss and loss adjustment expense ratio	67.8%	58.1%	59.6%
Underwriting expense ratio	27.3	28.5	29.1

Combined ratio	95.1%	86.6%	88.7%

Incremental impact of direct to consumer initiative on combined ratio	1.0%	1.8%	1.7%

Overview

        Operating income in 2016 was $510 million, $379 million or 43% lower than operating income of $889 million in 2015, primarily reflecting the pre-tax impacts of (i) net unfavorable prior year reserve development as compared to net favorable prior year reserve development in 2015, (ii) lower underlying underwriting margins and (iii) higher catastrophe losses. Net unfavorable prior year reserve development in 2016 was $39 million, compared with net favorable prior year reserve development of

$278 million in 2015. Catastrophe losses in 2016 and 2015 were $359 million and $264 million, respectively. The lower underlying underwriting margins primarily resulted from higher loss estimates in the Automobile product line for bodily injury liability coverages. Partially offsetting this net pre-tax decrease in operating income was a related decrease in income tax expense.

        Operating income in 2015 was $889 million, $65 million or 8% higher than operating income of $824 million in 2014, primarily reflecting the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) lower net investment income and (iv) a decline in other revenues. Net favorable prior year reserve development in 2015 was $278 million, compared with $169 million in 2014. Catastrophe losses in 2015 were $264 million, compared with $336 million in 2014. Partially offsetting this net pre-tax increase in operating income was a related increase in income tax expense. Income tax expense in 2015 was reduced by $4 million as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums

        Earned premiums in 2016 were $7.83 billion, $558 million or 8% higher than in 2015. Earned premiums in 2015 were $7.27 billion, $143 million or 2% higher than in 2014. The increases in earned premiums in 2016 and 2015 reflected increases in net written premiums over the respective preceding twelve months.

Net Investment Income

        Net investment income in 2016 was $329 million, $3 million or 1% lower than in 2015. Net investment income in 2015 was $332 million, $47 million or 12% lower than in 2014. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" for a discussion of the decreases in the Company's net investment income in 2016 and 2015 as compared with the respective prior year. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2014 also included revenues associated with the runoff of the Company's National Flood Insurance Program (NFIP) business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2016 were $5.31 billion, $1.09 billion or 26% higher than in 2015, primarily reflecting (i) higher volumes of insured exposures, (ii) net unfavorable prior year reserve development as compared to net favorable prior year reserve development in 2015, (iii) higher loss estimates in the Automobile product line for bodily injury liability coverages, (iv) the impact of loss cost trends and (v) higher catastrophe losses. Claims and claim adjustment expenses of $4.22 billion in 2015 were comparable to 2014, primarily reflecting (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, largely offset by (iii) the impact of loss cost trends and (iv) higher volumes of insured exposures. Factors contributing to prior year reserve development during the years ended December 31, 2016, 2015 and 2014 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2016 was $1.23 billion, $67 million or 6% higher than in 2015, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs in 2015 was $1.16 billion, $10 million or 1% lower than in 2014.

General and Administrative Expenses

        General and administrative expenses of $988 million in both 2016 and 2015 were comparable with the respective prior year amounts.

Income Tax Expense

        Income tax expense in 2016 was $191 million, $211 million or 52% lower than in 2015, primarily reflecting the impact of the $590 million decrease in income before income taxes in 2016. Income tax expense in 2015 was $402 million, $36 million or 10% higher than in 2014, primarily reflecting the $101 million increase in income before income taxes, partially offset by the $4 million reduction in income tax expense resulting from the resolution of prior year tax matters in 2015.

Combined Ratio

        The combined ratio of 95.1% in 2016 was 8.5 points higher than the combined ratio of 86.6% in 2015.

        The loss and loss adjustment expense ratio of 67.8% in 2016 was 9.7 points higher than the loss and loss adjustment expense ratio of 58.1% in 2015. Net unfavorable prior year reserve development in 2016 accounted for 0.5 points of the loss and loss adjustment expense ratio in 2016. Net favorable prior year reserve development provided 3.8 points of benefit to the loss and loss adjustment expense ratio in 2015. Catastrophe losses accounted for 4.5 points and 3.6 points of the loss and loss adjustment expense ratios in 2016 and 2015, respectively. The underlying loss and loss adjustment expense ratio in 2016 was 4.5 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher loss estimates in the Automobile product line for bodily injury liability coverages, (ii) the tenure impact of higher levels of new business in recent years in the Automobile product line and (iii) a higher level of automobile business relative to homeowners and other business.

        The underwriting expense ratio of 27.3% in 2016 was 1.2 points lower than the underwriting expense ratio of 28.5% in 2015, primarily reflecting the impact of an increase in earned premiums.

        The combined ratio of 86.6% in 2015 was 2.1 points lower than the combined ratio of 88.7% in 2014.

        The loss and loss adjustment expense ratio of 58.1% in 2015 was 1.5 points lower than the 2014 ratio of 59.6%. Net favorable prior year reserve development in 2015 and 2014 provided 3.8 points and 2.4 points of benefit to the loss and loss adjustment expense ratio, respectively. Catastrophe losses accounted for 3.6 points and 4.7 points of the 2015 and 2014 loss and loss adjustment expense ratio, respectively. The 2015 underlying loss and loss adjustment expense ratio was 1.0 point higher than the 2014 ratio on the same basis, primarily reflecting (i) the tenure impact of higher levels of new business in recent years in the Automobile product line and (ii) a higher level of automobile business relative to homeowners and other business.

        The underwriting expense ratio of 28.5% in 2015 was 0.6 points lower than the underwriting expense ratio of 29.1% in 2014, primarily reflecting lower commission expenses.

Agency Written Premiums

        Gross and net written premiums by product line were as follows for Personal Insurance's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of Personal Insurance's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Agency Automobile	$4,123	$3,551	$3,278
Agency Homeowners and Other	3,843	3,773	3,800

Total Agency Personal Insurance	$7,966	$7,324	$7,078

	Net Written Premiums
(for the year ended December 31, in millions)	2016	2015	2014
Agency Automobile	$4,103	$3,534	$3,260
Agency Homeowners and Other	3,772	3,687	3,718

Total Agency Personal Insurance	$7,875	$7,221	$6,978

        In 2016, gross and net agency written premiums were both 9% higher than in 2015.

        In the Agency Automobile line of business, net written premiums in 2016 were 16% higher than in 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive and were higher than in 2015. New business premiums in 2016 increased over 2015.

        In the Agency Homeowners and Other line of business, net written premiums in 2016 were 2% higher than in 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        In 2015, gross and net Agency written premiums were both 3% higher than in 2014.

        In 2015, net written premiums in the Agency Automobile line of business were 8% higher than in 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

        In 2015, net written premiums in the Agency Homeowners and Other line of business were 1% lower than in 2014. Business retention rates remained strong in 2015. Renewal premium changes in 2015 remained positive but were lower than in 2014. New business premiums in 2015 increased over 2014.

        For its Agency business, Personal Insurance had approximately 6.6 million and 6.2 million active policies at December 31, 2016 and 2015, respectively.

Direct to Consumer Written Premiums

        In the direct to consumer business, net written premiums in 2016 were $309 million, $73 million or 31% higher than in 2015. In 2016, automobile net written premiums increased by $58 million or 35% over 2015, and homeowners and other net written premiums increased by $15 million or 21% over 2015. Net written premiums in 2015 were $236 million, $49 million or 26% higher than in 2014. In 2015, automobile net written premiums increased by $36 million or 28% over 2014, and homeowners and other net written premiums increased by $13 million or 23% over 2014. The direct to consumer business had 296,000 and 242,000 active policies at December 31, 2016 and 2015, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2016	2015	2014
Operating income (loss)	$(244)	$(255)	$(257)

        The operating income (loss) for Interest Expense and Other in 2016 was $11 million lower than in 2015. The operating income (loss) for Interest and Other in 2015 was $2 million lower than in 2014. After-tax interest expense in 2016, 2015 and 2014 was $236 million, $242 million and $240 million, respectively.

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

        On January 29, 2009, the Company and PPG Industries, Inc. (PPG), along with approximately 30 other insurers of PPG, agreed in principle to settle asbestos-related coverage litigation under insurance policies issued to PPG (the "Agreement"). The Agreement was incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. (PCC, which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the Agreement, the Company had the option to make a series of payments over 20 years totaling approximately $620 million to the trust created under the Amended Plan, or it could elect to make a discounted payment. On January 7, 2016, the remaining objections to the Amended Plan were dismissed. On April 27, 2016, the Amended Plan became effective and all the remaining conditions to the Agreement were satisfied. The Company fully satisfied its obligation under the Agreement by making a discounted payment in the second quarter of 2016. The Company's payment totaled $524 million, of which $518 million was related to asbestos reserves. The Company's obligations under the Agreement were included in its claims and claim adjustment expense reserves at December 31, 2015.

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

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time, the number of policyholders with open asbestos claims and both gross and net asbestos-related payments declined slightly when compared to 2015. Payments on behalf of policyholders in this category continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

        The completion of these reviews and analyses in 2016, 2015 and 2014 resulted in $225 million, $224 million and $250 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims. This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company's overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company's overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2016, 2015 and 2014 were $708 million, $770 million and $242 million, respectively. Net payments in 2016 included the payment of the $518 million settlement amounts related to PPG as described above. Net payments in 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements. Approximately

69%, 69% and 8% of total net paid losses in 2016, 2015 and 2014, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2016	2015	2016	2015	2016	2015
Policyholders with settlement agreements	11	18	$488	$532	$39	$554
Home office and field office	1,599	1,624	204	220	1,118	1,101
Assumed reinsurance and other	—	—	16	18	169	155

Total	1,610	1,642	$708	$770	$1,326	$1,810

        The Policyholders with Settlement Agreements category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As discussed above, in 2016 the Company paid a $518 million settlement related to asbestos-related coverage litigation under insurance policies issued to PPG. That amount had been included in the Policyholders with Settlement Agreements category in the foregoing table at December 31, 2015. As also discussed above, in 2015 the Company paid a $502 million settlement related to the asbestos direct action litigation.

        The Home Office and Field Office category relates to all other policyholders and also includes IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves in the Home Office and Field Office category include amounts for new claims and adverse development on existing Home Office and Field Office policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Policyholders are identified for the annual home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. The Assumed Reinsurance and Other category primarily consists of reinsurance of excess coverage, including various pool participations.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2016	2015	2014
Beginning reserves:
Gross	$1,989	$2,520	$2,606
Ceded	(179)	(163)	(256)

Net	1,810	2,357	2,350

Incurred losses and loss expenses:
Gross	355	313	258
Ceded	(130)	(89)	(8)

Net	225	224	250

Paid loss and loss expenses:
Gross	831	843	343
Ceded	(123)	(73)	(101)

Net	708	770	242

Foreign exchange and other:
Gross	(1)	(1)	(1)
Ceded	—	—	—

Net	(1)	(1)	(1)

Ending reserves:
Gross	1,512	1,989	2,520
Ceded	(186)	(179)	(163)

Net	$1,326	$1,810	$2,357

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2016, 2015 and 2014, the Company increased its net environmental reserves by $82 million, $72 million and $87 million, respectively.

        Net environmental paid loss and loss expenses were $61 million, $55 million and $84 million in 2016, 2015 and 2014, respectively. At December 31, 2016, approximately 93% of the net environmental reserve (approximately $354 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $28 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2016	2015	2014
Beginning reserves:
Gross	$375	$353	$355
Ceded	(14)	(7)	(11)

Net	361	346	344

Incurred losses and loss expenses:
Gross	87	81	94
Ceded	(5)	(9)	(7)

Net	82	72	87

Paid loss and loss expenses:
Gross	67	56	95
Ceded	(6)	(1)	(11)

Net	61	55	84

Foreign exchange and other:
Gross	—	(3)	(1)
Ceded	—	1	—

Net	—	(2)	(1)

Ending reserves:
Gross	395	375	353
Ceded	(13)	(14)	(7)

Net	$382	$361	$346

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

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the Company's current insurance reserves. In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods.

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2016 were $70.49 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2016 was $60.52 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2016 and 2015. Below investment grade securities represented 2.9% and 2.8% of the total fixed maturity investment portfolio at December 31, 2016 and 2015, respectively. The average effective duration of fixed maturities and short-term securities was 4.2 (4.5 excluding short-term securities) at December 31, 2016 and 3.9 (4.2 excluding short-term securities) at December 31, 2015.

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2016 and 2015 were as follows:

	2016		2015
(at December 31, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	Aaa/Aa1	$2,194	Aaa/Aa1

Obligations of states, municipalities and political subdivisions:
Local general obligation	14,044	Aaa/Aa1	13,318	Aaa/Aa1
Revenue	10,978	Aaa/Aa1	9,960	Aaa/Aa1
State general obligation	1,731	Aaa/Aa1	2,073	Aa1
Pre-refunded	5,157	Aaa/Aa1	6,060	Aa1

Total obligations of states, municipalities and political subdivisions	31,910		31,411

Debt securities issued by foreign governments	1,662	Aaa/Aa1	1,873	Aaa/Aa1

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	Aa2	1,981	Aa3

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	2,606	A1	2,637	A1
Insurance	678	A1	623	A1
Finance/leasing	35	Ba3	42	Ba2
Brokerage and asset management	32	A1	34	A1

Total financial	3,351		3,336
Industrial	14,067	A3	14,151	A3
Public utility	2,370	A2	2,311	A3
Canadian municipal securities	1,093	Aa1	1,085	Aa1
Sovereign corporate securities(2)	552	Aaa	696	Aaa
Commercial mortgage-backed securities and project loans(3)	938	Aaa	865	Aaa
Asset-backed and other	829	Aa2	755	Aa2

Total all other corporate bonds and redeemable preferred stock	23,200		23,199

Total fixed maturities	$60,515	Aa2	$60,658	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2016 and 2015 were $285 million and $295 million of securities guaranteed by the U.S. government, respectively, and $5 million and $8 million of securities guaranteed by government sponsored enterprises, respectively.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2016, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$25,795	42.6%
Aa	17,456	28.9
A	8,368	13.8
Baa	7,139	11.8

Total investment grade	58,758	97.1
Below investment grade	1,757	2.9

Total fixed maturities	$60,515	100.0%

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2016, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,619	$5,677
Due after 1 year through 2 years	4,373	4,492
Due after 2 years through 3 years	4,593	4,751
Due after 3 years through 4 years	3,379	3,481
Due after 4 years through 5 years	4,072	4,202
Due after 5 years through 10 years	14,258	14,449
Due after 10 years	21,742	21,755

	58,036	58,807
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	1,708

Total	$59,650	$60,515

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2016 and 2015 included $31.91 billion and $31.41 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2016 and 2015 were $5.16 billion and $6.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company's holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

        The following table shows the geographic distribution of the $26.75 billion of municipal bonds at December 31, 2016 that were not pre-refunded.

(at December 31, 2016, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$112	$2,570	$983	$3,665	Aaa
Washington	128	1,131	532	1,791	Aa1
Virginia	73	769	900	1,742	Aaa/Aa1
Minnesota	128	1,065	337	1,530	Aaa/Aa1
North Carolina	105	754	464	1,323	Aaa/Aa1
California	29	753	488	1,270	Aaa/Aa1
Massachusetts	43	58	1,057	1,158	Aaa/Aa1
New York	11	85	818	914	Aaa/Aa1
Maryland	68	634	196	898	Aaa/Aa1
Colorado	—	628	259	887	Aa1
South Carolina	59	545	162	766	Aa1
Wisconsin	169	345	208	722	Aa1
Georgia	70	475	159	704	Aaa/Aa1
Arizona	—	383	315	698	Aa1
All others(2)	736	3,849	4,100	8,685	Aaa/Aa1

Total	$1,731	$14,044	$10,978	$26,753	Aaa/Aa1

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

        The following table displays the funding sources for the $10.98 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2016.

(at December 31, 2016, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$4,419	Aaa/Aa1
Higher education	2,671	Aaa/Aa1
Power and utilities	878	Aa2
Transportation	875	Aa1
Special tax	557	Aa1
Healthcare	164	Aa2
Housing	94	Aaa/Aa1
Lease	45	Aa3
Property tax	11	Aa2
Other revenue sources	1,264	Aaa/Aa1

Total	$10,978	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions. Of the insured municipal securities in the Company's investment portfolio at December 31, 2016, approximately 99% were rated at "A3" or above, and approximately 96% were rated at "Aa3" or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2016. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2016, with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2016.

(at December 31, 2016, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$1,055	Aaa
United Kingdom	557	Aa2
All Others(2)(3)	50	A3

Total	$1,662	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2016 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2016, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Spain	$—	—	$54	A2	$—	—	$16	Baa2
Ireland	—	—	—	—	—	—	73	Baa1
Greece	—	—	—	—	—	—	—	—
Italy	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		54		—		89

Eurozone Non-Periphery
Germany	—	—	14	Baa1	132	Aaa/Aa1	335	A3
France	50	Aa2	11	A2	2	Aa1	444	A2
Netherlands	—	—	91	A1	117	Aaa/Aa1	332	A2
Austria	—	—	—	—	95	Aa2	—	—
Finland	2	Aa1	—	—	2	Aa1	—	—
Belgium	—	—	—	—	—	—	200	Baa1
Luxembourg	—	—	—	—	—	—	1	Ba2

Subtotal	52		116		348		1,312

Total	$52		$170		$348		$1,401

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $350 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $146 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $113 million to these partnerships. The Company also has $4 million of non-redeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2016 and 2015 included $1.71 billion and $1.98 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations. Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders. In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders. Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders. The Company's investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company's assessment of associated risks. The Company does not purchase residual interests in CMOs. For more information regarding the Company's investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2016 and 2015, the Company's fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $142 million and $185 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Ba3" and "Ba2" at December 31, 2016 and 2015, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2016 and 2015, the Company held commercial mortgage-backed securities (including FHA project loans) of $938 million and $865 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities. For more information regarding the Company's investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the consolidated financial statements for further information about these invested asset classes.

Other Investments

        The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships. Also included in other investments are non-public common and preferred equities and derivatives. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. At both December 31, 2016 and 2015, the carrying value of the Company's other investments was $3.45 billion.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2016 and 2015, the Company had $286 million and $269 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2016 and 2015 was $346 million and $268 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2016, 2015 and 2014.

Lloyd's Trust Deposit

        The Company utilizes a Lloyd's trust deposit, whereby owned securities with a fair value of approximately $97 million and $140 million held by a wholly-owned subsidiary at December 31, 2016 and 2015, respectively, were pledged into a Lloyd's trust account to provide a portion of the capital needed to support the Company's obligations at Lloyd's.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other comprehensive income were as follows:

(at December 31, in millions)	2016	2015	2014
Fixed maturities	$865	$1,780	$2,673
Equity securities	228	177	320
Other investments	19	17	15

Unrealized investment gains before tax	1,112	1,974	3,008
Tax expense	382	685	1,042

Net unrealized investment gains at end of year	$730	$1,289	$1,966

        Net unrealized investment gains at December 31, 2016 and 2015 decreased from the respective prior year-ends, primarily reflecting the impact of an increase in market interest rates in 2016 and 2015.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2016, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	1	—	—	2	3

Total fixed maturities	1	—	—	2	3
Equity securities	1	—	—	—	1

Total	$2	$—	$—	$2	$4

        These unrealized investment losses at December 31, 2016 represent less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2016 and 2015, below investment grade securities comprised 2.9% and 2.8%, respectively, of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2016 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $521 million and a fair value of $503 million, resulting in a net pre-tax unrealized investment loss of $18 million. These securities in an unrealized loss position represented approximately 0.9% of the total amortized cost and 0.8% of the fair value of the fixed maturity portfolio at December 31, 2016 and accounted for 3.6% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2016.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	1
All other corporate bonds	15	13	15
Redeemable preferred stock	—	—	—

Total fixed maturities	15	13	16

Equity securities
Public common stock	9	37	9
Non-redeemable preferred stock	3	—	—

Total equity securities	12	37	9

Other investments	2	2	1

Total	$29	$52	$26

        Following are the pre-tax realized losses on investments sold during the year ended December 31, 2016:

(for the year ended December 31, 2016, in millions)	Loss	Fair Value
Fixed maturities	$20	$562
Equity securities	3	35

Total	$23	$597

        Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company's ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

CATASTROPHE MODELING

        The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

        The Company actively monitors and evaluates changes in third-party models and, when necessary, calibrates the catastrophe risk model estimates delivered via its own proprietary modeling processes. The Company considers historical loss experience, recent events, underwriting practices, market share analyses, external scientific analysis and various other factors including non-modeled losses to refine its proprietary view of catastrophe risk. These proprietary models are continually updated as new information emerges.

        The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the proprietary and third-party computer models utilized by the Company at December 31, 2016. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.3 billion, or 6% of the Company's common equity at December 31, 2016.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$0.9	$0.4
1.0% (1-in-100)	$1.3	$0.6
0.4% (1-in-250)	$1.8	$0.9
0.1% (1-in-1,000)	$3.8	$1.6

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	6%	3%
0.4% (1-in-250)	8%	4%
0.1% (1-in-1,000)	17%	7%

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

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2016 and catastrophe reinsurance program at January 1, 2017, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company's reinsurance, see "Item 1—Reinsurance." The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last two decades have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. For example, hurricane and storm surge activity have impacted areas further inland than previously experienced, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events or other emerging trends in climate conditions.

        The Company discusses how potentially changing climate conditions may present other issues for its business under "Risk Factors" in Item 1A of this report and under "—Outlook." For example, among other things:

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

  •
  Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers in the Southeastern United States, among other areas. See "Risk Factors—Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses."

  •
  Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers. For example, state insurance regulation could impact the Company's ability to manage property exposures in areas vulnerable to significant climate driven losses. If the Company is unable to implement risk based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See "Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance." In addition, climate change regulation could increase the Company's customers' costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Increased regulation may also result in reduced economic activity, which would decrease the amount of insurable assets and businesses.

  •
  The full range of potential liability exposures related to climate change continues to evolve. Through the Company's Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See "Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain."

REINSURANCE RECOVERABLES

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For additional discussion regarding the Company's reinsurance coverage, see "Part I—Item 1—Reinsurance."

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2016	2015
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,181	$3,848
Allowance for uncollectible reinsurance	(116)	(157)

Net reinsurance recoverables	3,065	3,691
Mandatory pools and associations	2,054	2,015
Structured settlements	3,168	3,204

Total reinsurance recoverables	$8,287	$8,910

        The $626 million decline in net reinsurance recoverables from December 31, 2015 primarily reflected the impact of cash collections in 2016, including the settlement of a reinsurance dispute which is discussed in more detail in note 16 of notes to the consolidated financial statements.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2016 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 16, 2017:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$367	A+	second highest of 16 ratings
Berkshire Hathaway	245	A++	highest of 16 ratings
Sompo Japan Nipponkoa Group	205	A+	second highest of 16 ratings
Munich Re Group	185	A+	second highest of 16 ratings
XL Capital Group	145	A	third highest of 16 ratings

        At December 31, 2016, the Company held $1.0 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2016 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 16, 2017:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group(1)	$881	B++	fifth highest of 16 ratings
MetLife Group(2)	390	A	third highest of 16 ratings
Genworth Financial Group(3)	378	B++	fifth highest of 16 ratings
John Hancock Group	295	A+	second highest of 16 ratings
Symetra Financial Corporation	267	A	third highest of 16 ratings

(1)
Fidelity & Guaranty Life (FGL) has entered into a definitive merger agreement with Anbang Insurance Group Co., Ltd. whereby Anbang will acquire all of the outstanding shares of FGL. Regulatory approvals are still in progress. A.M. Best's ratings of FGL were placed under review with developing implications following the announcement of the merger agreement. The Company does not have any structured settlements with Anbang.

(2)
MetLife Inc. previously announced a plan to pursue the separation of a substantial portion of its U.S. Retail segment into an entity to be named Brighthouse Financial, Inc. Brighthouse will include MetLife Insurance Company USA, which holds the majority of the structured settlement annuities that the Company has with MetLife. On October 7, 2016, A.M. Best downgraded

  MetLife Insurance Company USA's financial strength rating to A (Excellent) from A+ (Superior), with a stable outlook.

(3)
On October 23, 2016, Genworth Financial (Genworth) announced that they have entered into a definitive agreement under which China Oceanwide Holdings Group Co., Ltd. (China Oceanwide) has agreed to acquire all of the outstanding shares of Genworth. The transaction, which has been approved by both companies' boards of directors, is expected to close by the middle of 2017, subject to the requisite approval by Genworth's stockholders as well as certain other closing conditions, including the receipt of regulatory approvals. China Oceanwide is a privately held, family owned international financial holding group headquartered in Beijing, China. Following the announcement A.M. Best affirmed the financial strength rating of Genworth Life & Annuity Insurance Company at B++ (Good), and downgraded Genworth Life Insurance Company and Genworth Life Insurance Company of New York from B++ (Good) to B (Fair) and placed all ratings under review with negative implications.

        The Company considers the ratings and related outlook assigned to reinsurance companies and life insurance companies by various independent ratings agencies in assessing the adequacy of its allowance for uncollectible amounts.

OUTLOOK

        The following discussion provides outlook information for certain key drivers of the Company's results of operations and capital position.

        Premiums.    The Company's earned premiums are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured). Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of Business and International Insurance, affect audit premium adjustments, policy endorsements and mid-term cancellations. Property and casualty insurance market conditions are expected to remain competitive. Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

        Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2017. In Business and International Insurance, the Company expects that domestic renewal premium changes during 2017 will remain positive and will be broadly consistent with the levels attained in 2016. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd's, international renewal premium changes during 2017 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in 2016. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to management liability business during 2017 will remain positive, but will be lower than the levels attained in 2016. With respect to surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during 2017 will be slightly higher than the level attained in 2016. In Personal Insurance, the Company expects that Agency Auto renewal premium changes during 2017 will remain positive and will be higher than the levels attained in 2016, and Agency Homeowners and Other renewal premium changes during 2017 will remain positive and will be broadly consistent with the levels attained in 2016. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        Property and casualty insurance market conditions are expected to remain competitive during 2017 for new business. In each of the Company's business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio in the short-term.

        General economic and geopolitical uncertainty regarding a variety of domestic and international matters, such as the political and regulatory environment, the U.S. Federal budget and potential changes in tax laws in the United States, the repeal, replacement or modification of the Affordable Care Act, economic uncertainty in the United States and in various parts of the world, the United Kingdom's expected withdrawal from the European Union, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally. If economic conditions deteriorate, the resulting lower levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, lower levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums in 2017, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and non-catastrophe weather-related losses are inherently unpredictable from period to period. The Company's results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses were to occur.

        For a number of years, the Company's results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

        It is possible that changes in economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company's loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. For a further discussion, see "Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected," and "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us."

        In Business and International Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during 2017 will be broadly consistent with those in 2016, reflecting the impact of loss trends in excess of earned pricing, largely offset by lower (and more normalized) levels of non-catastrophe weather-related losses.

        In Bond & Specialty Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during 2017 will be broadly consistent with those in 2016.

        In Personal Insurance, the Company expects underlying underwriting margins during 2017 will be slightly higher than in 2016 and the underlying combined ratio during 2017 will be broadly consistent with 2016. In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve in 2017 compared with 2016, reflecting actions taken to improve profitability that will earn in increasingly throughout the year. In Agency Homeowners and Other, the Company expects that underlying underwriting margins will be slightly lower and the underlying combined ratio will be slightly higher in 2017 than in the 2016, reflecting higher (and more normalized) levels of loss activity. Also in Personal Insurance, the Company's direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 4.2 (4.5 excluding short-term securities) at December 31, 2016. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. At December 31, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Although interest rates increased in the latter part of 2016, they remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields, partially offset by the impact of a slightly higher level of fixed maturity investments, could, during 2017, result in approximately $15 million to $20 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2016. Net investment income from the non-fixed maturity investment portfolio in 2016 was higher than in 2015. The impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during 2017 is hard to predict. If general economic conditions and/or investment market conditions deteriorate during 2017, the Company could experience a reduction in net investment income and/or significant realized investment losses, including impairments.

        The Company had a net pre-tax unrealized investment gain of $865 million ($569 million after-tax) in its fixed maturity investment portfolio at December 31, 2016. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in "Part I—Item 1A—Risk Factors."

        For further discussion of the Company's investment portfolio, see "Investment Portfolio." For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected" and "Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses" included in "Part I—Item 1A—Risk Factors." For a discussion of the risks to the Company's investments from foreign currency exchange rate fluctuations, see the risk factor entitled "We are also subject to a number of additional risks associated with our business outside the United States" included in "Part I—Item 1A—Risk Factors" and see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk."

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company's common share repurchases in 2016, see "Liquidity and Capital Resources." As a result of the Company's business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd's), the Republic of Ireland and Brazil, the Company's capital is also subject to the effects of changes in foreign currency exchange rates. For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders' equity. For additional discussion of the Company's foreign exchange market risk exposure, see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk."

        Many of the statements in this "Outlook" section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company's control. Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See "—Forward Looking Statements." For a discussion of potential risks and uncertainties that could impact the Company's results of operations or financial position, see "Part I—Item 1A—Risk Factors" and "Critical Accounting Estimates."

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

        Holding Company Liquidity.    TRV's liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At December 31, 2016, TRV held total cash and short-term invested assets in the United States aggregating $1.68 billion and having a weighted average maturity of 81 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion). TRV's holding company liquidity of $1.68 billion at December 31, 2016 exceeded this target and it is the opinion of the Company's management that these assets are sufficient to meet TRV's current liquidity requirements.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $358 million of the Company's foreign operations' undistributed earnings as of December 31, 2016, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2016.

        TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018. This line of credit also supports TRV's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2016. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $179 million, to provide a portion of the capital needed to support its obligations at Lloyd's at December 31, 2016. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

        On December 15, 2017, the Company's $450 million, 5.75% senior notes will mature. The Company may refinance this maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

        Net cash flows provided by operating activities were $4.20 billion, $3.43 billion and $3.69 billion in 2016, 2015 and 2014, respectively. Cash flows in 2016 reflected higher levels of collected premiums, proceeds from the settlement of a reinsurance dispute as discussed in more detail in note 16 of notes to the consolidated financial statements and lower income tax payments, partially offset by higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commission expenses. The higher level of payments for claims and claim adjustment expenses in 2016 included the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the "Asbestos Claims and Litigation" section. Cash flows in 2015 included the Company's $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16 of notes to the consolidated financial statements and a lower level of net investment income, partially offset by a higher level of collected premiums and a lower contribution to the Company's qualified domestic pension plan. Cash flows in 2014 primarily reflected higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commission expenses, as well as higher income tax payments, partially offset by higher levels of collected premiums. These increases in 2014 included the impact of the Company's acquisition of The Dominion of Canada General Insurance Company (Dominion). In 2016, 2015 and 2014, the Company voluntarily made contributions totaling $200 million, $100 million and $200 million, respectively, to its qualified domestic pension plan. The qualified domestic pension plan was 101% and 96% funded at December 31, 2016 and 2015, respectively.

Investing Activities

        Net cash used in investing activities was $1.46 billion in 2016, compared with net cash provided by investing activities of $317 million and $206 million in 2015 and 2014, respectively. The Company's consolidated total investments at December 31, 2016 increased by $18 million, or less than 1% from year-end 2015, primarily reflecting net cash flows provided by operating activities, largely offset by common share repurchases, a decrease in the unrealized appreciation of investments and dividends paid to shareholders. The Company's consolidated total investments at December 31, 2015 decreased by $2.79 billion, or 4% from year-end 2014, primarily reflecting a decrease in the unrealized appreciation of investments, common share repurchases and dividends paid to shareholders, partially offset by net cash flows provided by operating activities.

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

Financing Activities

        Net cash flows used in financing activities were $2.81 billion, $3.73 billion and $3.81 billion in 2016, 2015 and 2014, respectively. The totals in each year primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises. The total in 2016 also included the issuance of 3.75% senior notes for net proceeds of $491 million and the payment of the Company's $400 million, 6.25% senior notes at maturity. The total in 2015 also included the issuance of 4.30% senior notes for net proceeds of $392 million and the payment of the Company's $400 million, 5.50% senior notes at maturity. Common share repurchases in 2016, 2015 and 2014 were $2.47 billion, $3.22 billion and $3.33 billion, respectively.

Debt Transactions.

        2016.    On May 11, 2016, the Company issued $500 million aggregate principal amount of 3.75% senior notes that will mature on May 15, 2046. The net proceeds of the issuance, after the deduction of underwriting and other expenses, totaled approximately $491 million. Interest on the senior notes is payable semi-annually in arrears on May 15 and November 15. Prior to November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at the then current Treasury Rate (as defined in the senior notes), plus 20 basis points. On or after November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

        On June 20, 2016, the Company's $400 million, 6.25% senior notes matured and were fully paid.

        2015.    On August 25, 2015, the Company issued $400 million aggregate principal amount of 4.30% senior notes that will mature on August 25, 2045. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $392 million. Interest on the senior notes is payable semi-annually in arrears on February 25 and August 25. Prior to February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the senior notes), plus 25 basis points. On or after February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed.

        On December 1, 2015, the Company's $400 million, 5.50% senior notes matured and were fully paid.

        Dividends.    Dividends paid to shareholders were $757 million, $739 million and $729 million in 2016, 2015 and 2014, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 24, 2017, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.67 per share, payable March 31, 2017, to shareholders of record on March 10, 2017.

        Share Repurchases.    The Company's Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. The following table summarizes repurchase activity in 2016 and remaining repurchase capacity at December 31, 2016.

(in millions, except per share amounts) Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2016	5.1	$550	$108.46	$2,784
June 30, 2016	4.9	550	112.12	2,234
September 30, 2016	4.7	550	117.25	1,684
December 31, 2016	6.6	750	113.54	934

Total	21.3	$2,400	112.82	934

        From the inception of the first authorization on May 2, 2006 through December 31, 2016, the Company has repurchased a cumulative total of 476.8 million shares for a total cost of $30.07 billion, or an average of $63.06 per share.

        In 2016, 2015 and 2014, the Company acquired 0.6 million, 0.7 million and 0.7 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2016 and 2015.

(at December 31, in millions)	2016	2015
Debt:
Short-term	$550	$500
Long-term	5,911	5,861
Net unamortized fair value adjustments and debt issuance costs	(24)	(17)

Total debt	6,437	6,344

Shareholders' equity:
Common stock and retained earnings, less treasury stock	23,976	23,755
Accumulated other comprehensive loss	(755)	(157)

Total shareholders' equity	23,221	23,598

Total capitalization	$29,658	$29,942

        Total capitalization at December 31, 2016 was $29.66 billion, $284 million lower than at December 31, 2015, primarily reflecting the impact of common share repurchases totaling $2.40 billion under the Company's share repurchase authorization, a decrease in net unrealized appreciation of investments of $559 million and shareholder dividends of $762 million, largely offset by net income of $3.01 billion.

        The following table provides a reconciliation of total capitalization to total capitalization excluding net unrealized gains on investments:

(at December 31, dollars in millions)	2016	2015
Total capitalization	$29,658	$29,942
Less: net unrealized gain on investments, net of taxes	730	1,289

Total capitalization excluding net unrealized gains on investments	$28,928	$28,653

Debt-to-total capital ratio	21.7%	21.2%

Debt-to-total capital ratio excluding net unrealized gains on investments	22.3%	22.1%

        The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.3% at December 31, 2016 was within the Company's target range of 15% to 25%.

        Credit Agreement.    The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 7, 2018. Terms of the credit agreement are discussed in more detail in note 8 of notes to the consolidated financial statements.

        Shelf Registration.    The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that expires on June 17, 2019 for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

        Share Repurchase Authorization.    At December 31, 2016, the Company had $934 million of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2016, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2016 that are expected to be settled in cash.

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

        The contractual obligations at December 31, 2016 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt
Senior notes	$6,000	$450	$1,000	$500	$4,050
Junior subordinated debentures	361	—	—	—	361

Total debt principal	6,361	450	1,000	500	4,411
Interest	5,579	353	592	514	4,120

Total long-term debt obligations(1)	11,940	803	1,592	1,014	8,531

Operating leases(2)	605	147	218	140	100

Purchase obligations
Information systems administration and maintenance commitments(3)	181	62	100	19	—
Other purchase commitments(4)	128	46	47	26	9

Total purchase obligations	309	108	147	45	9

Long-term unfunded investment commitments(5)	1,600	348	487	518	247

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	45,864	9,416	10,686	5,722	20,040
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	169	34	52	19	64
Reinsurance contracts accounted for as deposits(9)	2	—	2	—	—
Payout from ceded funds withheld(10)	122	20	11	10	81

Total estimated claims and claim-related payments	46,157	9,470	10,751	5,751	20,185

Liabilities related to unrecognized tax benefits(11)	534	534	—	—	—

Total	$61,145	$11,410	$13,195	$7,468	$29,072

(1)
The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017 and at a rate of three-month LIBOR plus 2.215% thereafter. The table above includes interest payments through the scheduled maturity date of March 15, 2037. Interest payments beginning March 15, 2017 through March 15, 2037 were calculated using the three-month LIBOR rate as of December 31, 2016.

See note 8 of notes to the consolidated financial statements for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term debt obligations will not agree with the amounts reported in note 8.

(2)
Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture. Future sublease rental income aggregating approximately $4 million will partially offset these commitments.

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

The Company has entered into reinsurance agreements to manage its exposure to losses and protect its capital as described in note 5 of notes to the consolidated financial statements.

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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Reinsurance recoverables	$4,913	$659	$801	$516	$2,937

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Claims and claim adjustment expenses, net	$40,951	$8,757	$9,885	$5,206	$17,103

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2016.

  The amounts reported in the table above and in the table of reinsurance recoverables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company's balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance recoverables have been discounted in the balance sheet. See note 1 of notes to the consolidated financial statements.

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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractholder payables/receivables	$4,609	$1,169	$1,296	$689	$1,455
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

(11)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $534 million. Offsetting these liabilities are deferred tax assets of $491 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's statutory capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.69 billion is available by the end of 2017 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2017 and/or increase the amount of dividends from its insurance subsidiaries in 2017, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company's U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company's shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 8 of notes to the consolidated financial statements.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        TRV and its two non-insurance holding company subsidiaries received dividends of $3.05 billion, $3.75 billion and $4.10 billion from their U.S. insurance subsidiaries in 2016, 2015 and 2014, respectively.

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

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2017 and does not anticipate having a minimum funding requirement in 2018. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2016, 2015 and 2014, there was no minimum funding requirement for the Qualified Plan. In 2016, 2015 and 2014, the Company voluntarily made contributions totaling $200 million, $100 million and $200 million, respectively, to the Qualified Plan. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional voluntary funding will be made in 2017. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make voluntary pension contributions of approximately $75 million to $100 million annually beginning in 2017.

        In 2016, the Company began using a full yield-curve approach in the estimation of the service and interest cost components of net periodic benefit costs for its qualified and nonqualified domestic pension plans and its domestic postretirement benefit plans. For a full discussion of the rationale and impact of this change in approach, see note 14 of notes to the consolidated financial statements.

        At December 31, 2016 and 2015, the Company updated its mortality assumptions for estimating its qualified pension plan liabilities utilizing new mortality improvement scales issued by the Society of Actuaries. The adoption of the new mortality improvement scales decreased the projected benefit obligation by $32 million and $57 million at December 31, 2016 and 2015, respectively.

        The Qualified Plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2017, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, the same rate that was applied in 2016. The expected rate of return reflects the Company's current expectations with regard to long-term returns in the capital markets, taking into account the pension plan's asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2016 significantly above the level at which any RBC regulatory action would occur. Regulators in the jurisdictions in which the Company's foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2016.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 16 of notes to the consolidated financial statements. The Company does not expect these arrangements will have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2016			December 31, 2015
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,951	$6,925	$11,876	$5,588	$7,120	$12,708
Commercial property	752	357	1,109	715	397	1,112
Commercial multi-peril	1,807	1,935	3,742	1,888	1,750	3,638
Commercial automobile	2,190	1,178	3,368	2,068	1,253	3,321
Workers' compensation	10,322	8,786	19,108	10,269	8,470	18,739
Fidelity and surety	242	323	565	229	475	704
Personal automobile	1,852	1,038	2,890	1,710	842	2,552
Homeowners and personal—other	622	468	1,090	601	399	1,000
International and other	2,740	1,441	4,181	2,808	1,690	4,498

Property-casualty	25,478	22,451	47,929	25,876	22,396	48,272
Accident and health	20	—	20	23	—	23

Claims and claim adjustment expense reserves	$25,498	$22,451	$47,949	$25,899	$22,396	$48,295

        Gross claims and claim adjustment expense reserves at December 31, 2016 decreased by $346 million from December 31, 2015. This decrease primarily reflected the impacts of (i) payments related to operations in runoff, including the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the "Asbestos Claims and Litigation" section and (ii) net favorable prior year reserve development, partially offset by the impacts of (iii) higher volumes of insured exposures and (iv) loss cost trends for the current accident year.

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the foregoing summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Claims and claim adjustment expense reserves represent management's estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported (IBNR) as of the balance sheet date. Claims and claim adjustment expense reserves do not represent an exact calculation of liability, but instead represent management estimates, primarily utilizing actuarial expertise and projection methods. These estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing gross claims and claim adjustment expense reserves, the Company also considers salvage and subrogation. Estimated recoveries from reinsurance are included in "Reinsurance Recoverables" as an asset on the Company's consolidated balance sheet. The claims and claim adjustment expense reserves are reviewed regularly by qualified actuaries employed by the Company.

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

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $1.91 billion at December 31, 2016) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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

        Property-casualty insurance policies are either written on a "claims-made" or on an "occurrence" basis. Claims-made policies generally cover, subject to requirements in individual policies, claims reported during the policy period. Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

        The principal estimation and analysis methods utilized by the Company's actuaries to evaluate management's existing estimates for prior accident periods are the paid loss development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These estimation and analysis methods are typically referred to as conventional actuarial methods. (See note 7 of notes to the consolidated financial statements for an explanation of these methods).

        While the Company utilizes these conventional actuarial methods to estimate the claims liability for its various businesses, Company actuaries evaluating a particular component for a product line may select from the full range of methods developed within the casualty actuarial profession. The Company's actuaries are also continually monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.

        Some components of a product line may be susceptible to infrequent large claims or not be subject to conventional methods. In such cases, the Company's actuarial analysis will isolate such components for review. The reserves excluding such large claims are generally analyzed using the conventional methods described above. The reserves associated with large claims are then analyzed utilizing various methods, such as:

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

        The methods described above are generally utilized to evaluate management's estimate for prior accident periods. For the initial estimate of the current accident year, however, the available claim data is typically insufficient to produce a reliable indication. As a result, the initial estimate for an accident year is generally based on an exposure-based method using either expected losses or a loss ratio projection method. The loss ratio method uses the earned premium for the current year multiplied by a projected loss ratio. The projected loss ratio is determined through an analysis of prior periods' experience, using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the stability and consistency of the individual accident year estimates.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –8% to –3% (averaging –5%) for the Company, and from –5% to –1% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 22% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was –4% for 2016, –3% for 2015 and –5% for 2014. The 2016 change primarily reflected better than expected loss experience for both primary and excess coverages for accident years 2015 and prior. The 2015 change primarily reflected better than expected loss experience for excess coverages for accident years 2005 through 2013. The 2014 change primarily reflected better than expected loss experience for excess coverages for accident years 2008 through 2012.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –25% to –5% (averaging –16%) for the Company, and from –14% to –5% (averaging –8%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

        Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because of weather-related events which, notwithstanding 2013 through 2016 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as the events of September 11, 2001, Hurricane Katrina and Storm Sandy.

        The Company's change in reserve estimate for this product line was –9% for 2016, –21% for 2015 and –18% for 2014. The 2016 change primarily reflected better than expected loss experience related to non-catastrophe losses for accident years 2014 and 2015. The 2015 change primarily reflected better than expected loss experience related to catastrophe losses for accident years 2011, 2012 and 2014, and non-catastrophe losses for accident years 2013 and 2014. The 2014 change primarily reflected better than expected loss experience for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –19% to 5% (averaging –2%) for the Company, and from –6% to –1% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 8% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was 1% for 2016, –1% for 2015 and 3% for 2014. The 2016 change primarily reflected worse than expected loss experience for property coverages related to non-catastrophe losses for accident year 2015. The 2015 change primarily reflected better than expected loss experience for property coverages related to non-catastrophe losses for accident years 2012 and 2014. The 2014 change primarily reflected worse than expected loss experience for liability coverages for accident years 2010 through 2013.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –7% to 7% (averaging 0%) for the Company, and from –3% to 6% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –1% for 2016, 0% for 2015 and –2% for 2014. The 2016 change primarily reflected better than expected loss experience for accident years 2011 and prior. The 2014 change primarily reflected better than expected loss experience for accident years 2011 and 2012.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –2% to 1% (averaging –1%) for the Company, and from –2 to 1% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 40% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –2% for 2016, –1% for 2015 and 0% for 2014. The 2016 change primarily reflected better than expected loss experience for accident years 2006 and prior as well as accident years 2009, 2013 and 2015. The 2015 change primarily reflected better than expected loss experience for accident years 2006 and prior.

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
  Geographic spread of business

Fidelity and Surety book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, limits, endorsements)

  •
  Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.4% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –36% to –6% (averaging –18%) for the Company, and from –17% to –2% (averaging –9%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 1% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was –36% for 2016, –30% for 2015 and –36% for 2014. The 2016 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2009 through 2015. The 2015 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2008 through 2014, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007. The 2014 change primarily reflected better than expected loss experience in the contract surety product line for accident years 2012 and prior.

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

  •
  Frequency of claims with payment capped by policy limits

  •
  Change in average severity of accidents, or proportion of severe accidents

  •
  Changes in auto safety technology

  •
  Frequency and severity of claims involving distracted drivers and pedestrians

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –4% to 3% (averaging 1%) for the Company, and from –3% to 1% (averaging –2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 6% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 3% for 2016, –4% for 2015 and 1% for 2014. The 2016 change primarily reflected worse than expected loss experience for liability coverages for accident year 2015. The change for 2015 primarily reflected better than expected loss experience for liability coverages for accident years 2012 through 2014.

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from –17% to 3% (averaging –10%) for the Company, and from –7% to –2% (averaging –5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was 3% for 2016, –16% for 2015 and –16% for 2014. The 2016 change primarily reflected modestly worse than expected loss experience for liability coverages for accident years 2012 through 2014. The 2015 change primarily reflected better than expected loss experience for liability coverages for accident years 2011 through 2014, and for non-catastrophe weather-related losses and non-weather-related losses for accident year 2014. The 2014 change primarily reflected better than expected loss experience for non-catastrophe weather-related losses for accident year 2013 and for catastrophe losses for accident years 2011 through 2013.

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

        International and other represents a combination of different product lines, some of which are in runoff. Comparative historical information is not available for international product lines as insurers domiciled outside of the United States do not file U.S. statutory reports. Comparative historical information on runoff business is not indicative of reasonably possible one-year changes in the reserve estimate for this mix of runoff business. Accordingly, the Company has not included comparative analyses for International and other.

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

        The Company has entered into a reinsurance contract in connection with a catastrophe bond issued by Long Point Re III. This contract meets the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The catastrophe bond is described in more detail in "Item 1—Business—Catastrophe Reinsurance."

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

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverables, see note 16 of notes to the consolidated financial statements.

Investment Valuation and Impairments

Valuation of Investments Reported at Fair Value in Financial Statements

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

        See note 4 of notes to the consolidated financial statements for a further discussion of the determination of fair value of investments.

Investment Impairments

        See note 1 of notes to the consolidated financial statements for a discussion of investment impairments.

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

Goodwill and Other Intangible Assets Impairments

        See note 1 of notes to the consolidated financial statements for a discussion of impairments of goodwill and other intangible assets.

OTHER UNCERTAINTIES

        For a discussion of other risks and uncertainties that could impact the Company's results of operations or financial position, see note 16 of notes to the consolidated financial statements and "Item 1A—Risk Factors."

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

  •
  catastrophe losses;

  •
  the impact of investment, economic (including inflation, potential changes in tax law and rapid changes in commodity prices, such as a significant decline in oil and gas prices, as well as fluctuations in foreign currency exchange rates) and underwriting market conditions; and

  •
  strategic initiatives to improve profitability and competitiveness.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2016. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2016 and 2015 was $70.49 billion and $70.47 billion, respectively, of which 86% was invested in fixed maturity securities at both dates. At December 31, 2016 and 2015, approximately 7.1% and 7.4%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration is primarily managed through cash market transactions and treasury futures transactions. For additional information regarding the Company's investments, see notes 3 and 4 of notes to the consolidated financial statements as well as the "Investment Portfolio" and "Outlook" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The primary market risk for all of the Company's debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company's debt, see note 8 of notes to the consolidated financial statements as well as the "Liquidity and Capital Resources" section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.4% of the total invested assets at both December 31, 2016 and 2015. Invested assets denominated in the British Pound Sterling comprised approximately 1.9% and 2.1% of total invested assets at December 31, 2016 and 2015, respectively. Invested assets denominated in other currencies at December 31, 2016 and 2015 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2016 and 2015.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2016 and 2015 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.19 billion and $2.00 billion based on a 100 basis point increase in interest rates at December 31, 2016 and 2015, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $502 million and $522 million at December 31, 2016 and 2015, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2017

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2016	2015	2014
Revenues
Premiums	$24,534	$23,874	$23,713
Net investment income	2,302	2,379	2,787
Fee income	458	460	450
Net realized investment gains(1)	68	3	79
Other revenues	263	99	145

Total revenues	27,625	26,815	27,174

Claims and expenses
Claims and claim adjustment expenses	15,070	13,723	13,870
Amortization of deferred acquisition costs	3,985	3,885	3,882
General and administrative expenses	4,154	4,094	3,964
Interest expense	363	373	369

Total claims and expenses	23,572	22,075	22,085

Income before income taxes	4,053	4,740	5,089
Income tax expense	1,039	1,301	1,397

Net income	$3,014	$3,439	$3,692

Net income per share
Basic	$10.39	$10.99	$10.82

Diluted	$10.28	$10.88	$10.70

Weighted average number of common shares outstanding
Basic	288.1	310.6	338.8

Diluted	291.0	313.9	342.5

Cash dividends declared per common share	$2.62	$2.38	$2.15

(1)
Total other-than-temporary impairment (OTTI) losses were $(40) million, $(54) million and $(22) million for the years ended December 31, 2016, 2015 and 2014, respectively. Of total OTTI, credit losses of $(29) million, $(52) million and $(26) million for the years ended December 31, 2016, 2015 and 2014, respectively, were recognized in net realized investment gains. In addition, unrealized gains (losses) from other changes in total OTTI of $(11) million, $(2) million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2016	2015	2014
Net income	$3,014	$3,439	$3,692

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(883)	(1,020)	976
Having credit losses recognized in the consolidated statement of income	21	(14)	2
Net changes in benefit plan assets and obligations	16	66	(494)
Net changes in unrealized foreign currency translation	(41)	(461)	(289)

Other comprehensive income (loss) before income taxes	(887)	(1,429)	195
Income tax expense (benefit)	(289)	(392)	125

Other comprehensive income (loss), net of taxes	(598)	(1,037)	70

Comprehensive income	$2,416	$2,402	$3,762

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2016	2015
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,650 and $58,878)	$60,515	$60,658
Equity securities, available for sale, at fair value (cost $504 and $528)	732	705
Real estate investments	928	989
Short-term securities	4,865	4,671
Other investments	3,448	3,447

Total investments	70,488	70,470

Cash	307	380
Investment income accrued	630	642
Premiums receivable	6,722	6,437
Reinsurance recoverables	8,287	8,910
Ceded unearned premiums	589	656
Deferred acquisition costs	1,923	1,849
Deferred taxes	465	296
Contractholder receivables	4,609	4,374
Goodwill	3,580	3,573
Other intangible assets	268	279
Other assets	2,377	2,318

Total assets	$100,245	$100,184

Liabilities
Claims and claim adjustment expense reserves	$47,949	$48,295
Unearned premium reserves	12,329	11,971
Contractholder payables	4,609	4,374
Payables for reinsurance premiums	273	296
Debt	6,437	6,344
Other liabilities	5,427	5,306

Total liabilities	77,024	76,586

Shareholders' equity
Common stock (1,750.0 shares authorized; 279.6 and 295.9 shares issued and outstanding)	22,614	22,172
Retained earnings	32,196	29,945
Accumulated other comprehensive loss	(755)	(157)
Treasury stock, at cost (489.5 and 467.6 shares)	(30,834)	(28,362)

Total shareholders' equity	23,221	23,598

Total liabilities and shareholders' equity	$100,245	$100,184

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2016	2015	2014
Common stock
Balance, beginning of year	$22,172	$21,843	$21,500
Employee share-based compensation	287	133	149
Compensation amortization under share-based plans and other changes	155	196	194

Balance, end of year	22,614	22,172	21,843

Retained earnings
Balance, beginning of year	29,945	27,251	24,291
Net income	3,014	3,439	3,692
Dividends	(762)	(744)	(735)
Other	(1)	(1)	3

Balance, end of year	32,196	29,945	27,251

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(157)	880	810
Other comprehensive income (loss)	(598)	(1,037)	70

Balance, end of year	(755)	(157)	880

Treasury stock, at cost
Balance, beginning of year	(28,362)	(25,138)	(21,805)
Treasury stock acquired—share repurchase authorization	(2,400)	(3,150)	(3,275)
Net shares acquired related to employee share-based compensation plans	(72)	(74)	(58)

Balance, end of year	(30,834)	(28,362)	(25,138)

Total shareholders' equity	$23,221	$23,598	$24,836

Common shares outstanding
Balance, beginning of year	295.9	322.2	353.5
Treasury stock acquired—share repurchase authorization	(21.3)	(29.6)	(35.1)
Net shares issued under employee share-based compensation plans	5.0	3.3	3.8

Balance, end of year	279.6	295.9	322.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$3,014	$3,439	$3,692
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(68)	(3)	(79)
Depreciation and amortization	826	818	864
Deferred federal income tax expense	110	117	121
Amortization of deferred acquisition costs	3,985	3,885	3,882
Equity in income from other investments	(232)	(218)	(486)
Premiums receivable	(286)	(185)	(207)
Reinsurance recoverables	610	272	400
Deferred acquisition costs	(4,061)	(3,920)	(3,926)
Claims and claim adjustment expense reserves	(257)	(1,075)	(704)
Unearned premium reserves	372	248	73
Other	189	56	63

Net cash provided by operating activities	4,202	3,434	3,693

Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,975	11,116	10,894
Proceeds from sales of investments:
Fixed maturities	1,417	1,950	1,049
Equity securities	92	59	158
Real estate investments	69	31	15
Other investments	839	713	855
Purchases of investments:
Fixed maturities	(11,609)	(12,090)	(11,325)
Equity securities	(51)	(49)	(52)
Real estate investments	(48)	(123)	(48)
Other investments	(580)	(534)	(554)
Net purchases of short-term securities	(199)	(326)	(498)
Securities transactions in the course of settlement	(21)	(113)	82
Acquisitions, net of cash acquired	—	(13)	(12)
Other	(344)	(304)	(358)

Net cash provided by (used in) investing activities	(1,460)	317	206

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(2,400)	(3,150)	(3,275)
Treasury stock acquired—net employee share-based compensation	(72)	(74)	(57)
Dividends paid to shareholders	(757)	(739)	(729)
Payment of debt	(400)	(400)	—
Issuance of debt	491	392	—
Issuance of common stock-employee share options	332	183	195
Excess tax benefits from share-based payment arrangements	—	55	57

Net cash used in financing activities	(2,806)	(3,733)	(3,809)

Effect of exchange rate changes on cash	(9)	(12)	(10)

Net increase (decrease) in cash	(73)	6	80
Cash at beginning of year	380	374	294

Cash at end of year	$307	$380	$374

Supplemental disclosure of cash flow information
Income taxes paid	$892	$1,207	$1,147
Interest paid	$358	$365	$365

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the 2016 presentation. All material intercompany transactions and balances have been eliminated.

Adoption of Accounting Standards

Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

        In June 2014, the Financial Accounting Standards Board (FASB) issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating the fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

Presentation of Financial Statements: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

        In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions. The updated guidance was effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

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

        Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

Consolidation: Amendments to the Consolidation Analysis

        In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance. The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

        In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs. The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance was effective for reporting periods beginning after December 15, 2015. The updated guidance is consistent with the Company's accounting policy and its adoption did not have any effect on the Company's results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments

        In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for reporting periods beginning after December 15, 2015. In connection with business combinations which have already been completed, the adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

Minimum Statutory Tax Withholding Requirements

        The updated guidance changes the threshold amount an entity can withhold for taxes when settling an equity award and still qualify for equity classification. A company can withhold up to the maximum statutory tax rates in the employees' applicable jurisdiction rather than withholding up to the employers' minimum statutory withholding requirement. The update also clarifies that all cash payments made to taxing authorities on behalf of employees for withheld shares are to be presented in financing activities on the statement of cash flows.

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

        The Company adopted the updated guidance effective January 1, 2016. With respect to the forfeiture accounting policy election, the Company elected to retain its policy of accruing the compensation cost based on the number of awards that are expected to vest. The adoption did not result in any cumulative effect adjustments or restatement and did not have a material effect on the Company's results of operations, financial position or liquidity.

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

Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

        In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance is effective for the quarter ending March 31, 2018 and will require recognition of a cumulative effect adjustment at adoption. Based on the equity investments currently held by the Company, there would not be a material effect on the Company's results of operations, financial position or liquidity if the new guidance were able to be

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adopted in the current accounting period. The impact on the Company's results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the equity investments held by the Company and the economic conditions at that time.

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

Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

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

        The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security's amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

        The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company's results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company's results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Intangibles—Goodwill and Other

        In January 2017, the FASB issued updated guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge by comparing a reporting unit's fair value with its carrying amount and recognizing an impairment charge for the excess of the carrying amount over estimated fair value (i.e., Step 1 of current guidance). The implied fair value of goodwill is currently determined in Step 2 by deducting the fair value of all assets and liabilities of the reporting unit (determined in the same manner as a business combination) from the reporting unit's fair value as determined in Step 1 (including any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1). The updated guidance requires an entity to perform its annual, or interim, impairment test by either: (1) an initial qualitative assessment of factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit's fair value and lead to the determination that it is more likely than not that the reporting unit's fair value is less than its carrying value, including goodwill (consistent with current guidance), or (2) applying Step 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The updated guidance is effective for reporting periods beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Accounting Policies

Investments

Fixed Maturity and Equity Securities

        Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to other comprehensive income. Equity securities, which include public common and non-redeemable preferred stocks, are classified as available for sale and are reported at fair value with unrealized gains and losses, net of income taxes, charged or credited directly to other comprehensive income.

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

  Other

        Also included in other investments are non-public common equities, preferred equities and derivatives. Non-public common equities and preferred equities are reported at fair value with changes in fair value, net of income taxes, charged or credited directly to other comprehensive income. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

Net Investment Income

        Investment income from fixed maturities is recognized based on the constant effective yield method which includes an adjustment for estimated principal pre-payments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (including those with transfer restrictions) are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See the section titled: Real Estate in note 3 for further discussion. Investments in private equity limited partnerships, hedge funds, real estate partnerships and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund is reported in net investment income.

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

Investment Gains and Losses

        Net realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Included in net realized investment gains (losses) are other-than-temporary impairment losses on invested assets other than those investments accounted for using the equity method of accounting as described in the "Investment Impairments" section that follows.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2016 were as follows:

(at December 31, 2016)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	0% - 35%	4% - 15%	3% - 12%
Percentage of remaining pool liquidated due to defaults	0% - 46%	20% - 73%	22% - 52%
Loss severity	30% - 65%	42% - 90%	75% - 110%

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As a result of the reviews performed for the years ended December 31, 2016, 2015 and 2014, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are reserves for long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, that are discounted to the present value of estimated future payments.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2016 and 2015, the Company had a liability of $242 million and $241 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $16 million and $18 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 2% and 1% of total net written premiums for the years ended December 31, 2016, 2015 and 2014, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $62 million and $57 million at December 31, 2016 and 2015, respectively.

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

Other Revenues

        Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and redemption of debt, and other miscellaneous revenues including a gain recognized as a result of the settlement of a reinsurance dispute.

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

Business and International Insurance

        Business and International Insurance offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States and in Canada, as well as in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

Domestic

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Middle Market provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas. Middle Market also provides mono-line umbrella and excess coverage insurance through Excess Casualty.

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

International

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada. International also provides insurance coverages for foreign organizations with exposures in the United States through Global Partner Services. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    100% of the capital, underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

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

Bond & Specialty Insurance

        Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors and officers liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies and not-for-profit organizations; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and management liability, professional liability, property, workers' compensation, auto and general liability for financial institutions.

Personal Insurance

        Personal Insurance writes a broad range of property and casualty insurance covering individuals' personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

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

        Except as described below for certain legal entities, the Company allocates its invested assets and the related net investment income to its reportable business segments. Pre-tax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. For investable funds, a benchmark investment yield is developed that reflects the estimated duration of the loss reserves' future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. For capital, a benchmark investment yield is developed that reflects the average yield on the total investment portfolio. The benchmark investment yields are applied to each segment's investable funds and capital, respectively, to produce a total notional investment income by segment. The Company's actual net investment income is allocated to each segment in proportion to the respective segment's notional investment income to total notional investment income. There are certain legal entities within the Company that are dedicated to specific reportable business segments. The invested assets and related net investment income from these legal entities are reported in the applicable business segment and are not allocated among the other business segments.

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

(for the year ended December 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2016
Premiums	$14,620	$2,088	$7,826	$24,534
Net investment income	1,763	210	329	2,302
Fee income	442	—	16	458
Other revenues	176	20	56	252

Total operating revenues(1)	$17,001	$2,318	$8,227	$27,546

Amortization and depreciation	$2,956	$457	$1,391	$4,804
Income tax expense	659	307	191	1,157
Operating income(1)	2,048	653	510	3,211
2015
Premiums	$14,521	$2,085	$7,268	$23,874
Net investment income	1,824	223	332	2,379
Fee income	445	—	15	460
Other revenues	23	22	48	93

Total operating revenues(1)	$16,813	$2,330	$7,663	$26,806

Amortization and depreciation	$2,907	$467	$1,322	$4,696
Income tax expense	769	272	402	1,443
Operating income(1)	2,170	633	889	3,692
2014
Premiums	$14,512	$2,076	$7,125	$23,713
Net investment income	2,156	252	379	2,787
Fee income	438	—	12	450
Other revenues	46	19	80	145

Total operating revenues(1)	$17,152	$2,347	$7,596	$27,095

Amortization and depreciation	$2,909	$482	$1,347	$4,738
Income tax expense	798	348	366	1,512
Operating income(1)	2,347	727	824	3,898

(1)
Operating revenues for reportable business segments exclude net realized investment gains. Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Business and International Insurance:
Domestic:
Select Accounts	$2,729	$2,716	$2,707
Middle Market	6,463	6,302	6,077
National Accounts	1,058	1,048	1,047
First Party	1,601	1,564	1,579
Specialized Distribution	1,094	1,111	1,074

Total Domestic	12,945	12,741	12,484
International	1,730	1,842	2,152

Total Business and International Insurance	14,675	14,583	14,636

Bond & Specialty Insurance	2,099	2,081	2,103

Personal Insurance:
Automobile	4,327	3,700	3,390
Homeowners and Other	3,857	3,757	3,775

Total Personal Insurance	8,184	7,457	7,165

Total consolidated net written premiums	$24,958	$24,121	$23,904

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2016	2015	2014
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers' compensation	$3,969	$3,867	$3,711
Commercial automobile	2,010	1,922	1,900
Commercial property	1,769	1,766	1,747
General liability	1,977	1,898	1,834
Commercial multi-peril	3,148	3,133	3,071
Other	31	39	42

Total Domestic	12,904	12,625	12,305
International	1,716	1,896	2,207

Total Business and International Insurance	14,620	14,521	14,512

Bond & Specialty Insurance:
Fidelity and surety	962	954	936
General liability	946	955	963
Other	180	176	177

Total Bond & Specialty Insurance	2,088	2,085	2,076

Personal Insurance:
Automobile	4,013	3,512	3,316
Homeowners and Other	3,813	3,756	3,809

Total Personal Insurance	7,826	7,268	7,125

Total earned premiums	24,534	23,874	23,713
Net investment income	2,302	2,379	2,787
Fee income	458	460	450
Other revenues	252	93	145

Total operating revenues for reportable segments	27,546	26,806	27,095
Other revenues	11	6	—
Net realized investment gains	68	3	79

Total consolidated revenues	$27,625	$26,815	$27,174

Income reconciliation, net of tax
Total operating income for reportable segments	$3,211	$3,692	$3,898
Interest Expense and Other(1)	(244)	(255)	(257)

Total operating income	2,967	3,437	3,641
Net realized investment gains	47	2	51

Total consolidated net income	$3,014	$3,439	$3,692

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $236 million, $242 million and $240 million in 2016, 2015 and 2014, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2016	2015
Asset reconciliation:
Business and International Insurance	$79,468	$79,692
Bond & Specialty Insurance	7,296	7,360
Personal Insurance	13,118	12,748

Total assets for reportable segments	99,882	99,800
Other assets(1)	363	384

Total consolidated assets	$100,245	$100,184

(1)
The primary components of other assets at December 31, 2016 and 2015 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2016	2015	2014
U.S.	$25,904	$25,127	$25,103
Non-U.S.:
Canada	1,154	1,202	1,474
Other Non-U.S.	567	486	597

Total Non-U.S.	1,721	1,688	2,071

Total revenues	$27,625	$26,815	$27,174

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2016, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,031	$9	$5	$2,035
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,955	271	182	14,044
Revenue	10,910	215	147	10,978
State general obligation	1,717	36	22	1,731
Pre-refunded	4,968	190	1	5,157

Total obligations of states, municipalities and political subdivisions	31,550	712	352	31,910
Debt securities issued by foreign governments	1,631	34	3	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	100	6	1,708
All other corporate bonds	22,737	508	138	23,107
Redeemable preferred stock	87	6	—	93

Total	$59,650	$1,369	$504	$60,515

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2015, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,202	$8	$16	$2,194
Obligations of states, municipalities and political subdivisions:
Local general obligation	12,744	577	3	13,318
Revenue	9,492	472	4	9,960
State general obligation	1,978	97	2	2,073
Pre-refunded	5,813	247	—	6,060

Total obligations of states, municipalities and political subdivisions	30,027	1,393	9	31,411
Debt securities issued by foreign governments	1,829	45	1	1,873
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,863	124	6	1,981
All other corporate bonds	22,854	523	288	23,089
Redeemable preferred stock	103	7	—	110

Total	$58,878	$2,100	$320	$60,658

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

(at December 31, 2016, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,619	$5,677
Due after 1 year through 5 years	16,417	16,926
Due after 5 years through 10 years	14,258	14,449
Due after 10 years	21,742	21,755

	58,036	58,807
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	1,708

Total	$59,650	$60,515

        Pre-refunded bonds of $5.16 billion and $6.06 billion at December 31, 2016 and 2015, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2016 and 2015 included $1.71 billion and $1.98 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs). Included in the totals at December 31, 2016 and 2015 were $563 million and $676 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.15 billion and $1.30 billion at December 31, 2016 and 2015, respectively. Approximately 51% and 48% of the Company's CMO holdings at December 31, 2016 and 2015, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $566 million and $683 million of non-guaranteed CMO holdings at December 31, 2016 and 2015, respectively, was "Baa2" at both dates. The average credit rating of all of the above securities was "Aa2" and "Aa3" at December 31, 2016 and 2015, respectively.

        At December 31, 2016 and 2015, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $938 million and $865 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2016 and 2015, approximately $290 million and $303 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise. The average credit rating of the $648 million and $562 million of non-guaranteed securities at December 31, 2016 and 2015, respectively, was "Aaa" at both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2016 and 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        At December 31, 2016 and 2015, the Company had $286 million and $269 million, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $1.42 billion, $1.95 billion and $1.05 billion in 2016, 2015 and 2014, respectively. Gross gains of $79 million, $95 million and $44 million and gross losses of $20 million, $14 million and $12 million were realized on those sales in 2016, 2015 and 2014, respectively.

        At December 31, 2016 and 2015, the Company's insurance subsidiaries had $4.56 billion and $4.68 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $35 million and $28 million at December 31, 2016 and 2015, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $3 million and $21 million at December 31, 2016 and 2015, respectively. In addition, the Company utilized a Lloyd's trust deposit at December 31, 2016 and 2015, whereby owned securities with a fair value of approximately $97 million and $140 million, respectively, held by an insurance subsidiary were pledged into a Lloyd's trust account to support capital requirements for the Company's operations at Lloyd's.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
(at December 31, 2016, in millions)	Cost	Gains	Losses	Fair Value
Public common stock	$390	$216	$3	$603
Non-redeemable preferred stock	114	20	5	129

Total	$504	$236	$8	$732

		Gross Unrealized
				Fair Value
(at December 31, 2015, in millions)	Cost	Gains	Losses
Public common stock	$386	$164	$7	$543
Non-redeemable preferred stock	142	26	6	162

Total	$528	$190	$13	$705

        Proceeds from sales of equity securities classified as available for sale were $92 million, $59 million and $158 million in 2016, 2015 and 2014, respectively. Gross gains of $17 million, $16 million and $27 million and gross losses of $3 million, $10 million and $3 million were realized on those sales in 2016, 2015 and 2014, respectively.

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

        Proceeds from the sale of real estate investments were $69 million, $31 million and $15 million in 2016, 2015 and 2014, respectively. Gross gains of $7 million, $4 million and $6 million were realized on those sales in 2016, 2015 and 2014, respectively, and there were no gross losses. Accumulated depreciation on real estate held for investment purposes was $332 million and $320 million at December 31, 2016 and 2015, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $84 million, $74 million, $62 million, $46 million and $34 million for 2017, 2018, 2019, 2020 and 2021, respectively, and $45 million for 2022 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 80 days to maturity at December 31, 2016. The amortized cost of these securities, which totaled $4.87 billion and $4.67 billion at December 31, 2016 and 2015, respectively, approximated their fair value.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2016 and 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,124	$5	$—	$—	$1,124	$5
Obligations of states, municipalities and political subdivisions	9,781	352	12	—	9,793	352
Debt securities issued by foreign governments	360	3	—	—	360	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	528	5	43	1	571	6
All other corporate bonds	6,470	115	437	23	6,907	138
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	18,263	480	492	24	18,755	504

Equity securities
Public common stock	45	2	10	1	55	3
Non-redeemable preferred stock	2	—	59	5	61	5

Total equity securities	47	2	69	6	116	8

Total	$18,310	$482	$561	$30	$18,871	$512

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,820	$15	$28	$1	$1,848	$16
Obligations of states, municipalities and political subdivisions	928	7	142	2	1,070	9
Debt securities issued by foreign governments	172	1	—	—	172	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	473	4	57	2	530	6
All other corporate bonds	7,725	197	710	91	8,435	288
Redeemable preferred stock	8	—	—	—	8	—

Total fixed maturities	11,126	224	937	96	12,063	320

Equity securities
Public common stock	48	6	33	1	81	7
Non-redeemable preferred stock	47	3	38	3	85	6

Total equity securities	95	9	71	4	166	13

Total	$11,221	$233	$1,008	$100	$12,229	$333

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2016, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	1	—	—	2	3

Total fixed maturities	1	—	—	2	3
Equity securities	1	—	—	—	1

Total	$2	$—	$—	$2	$4

        These unrealized losses at December 31, 2016 represented less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders' equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2016	2015	2014
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	1
All other corporate bonds	15	13	15
Redeemable preferred stock	—	—	—

Total fixed maturities	15	13	16

Equity securities
Public common stock	9	37	9
Non-redeemable preferred stock	3	—	—

Total equity securities	12	37	9

Other investments	2	2	1

Total	$29	$52	$26

        The following tables present the cumulative amount of and the changes during the year in credit losses on fixed maturities held at December 31, 2016 and 2015, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet.

Year ended December 31, 2016 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$32	$—	$—	$—	$(1)	$31
All other corporate bonds	51	13	—	(7)	(3)	54

Total fixed maturities	$83	$13	$—	$(7)	$(4)	$85

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Year ended December 31, 2015 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$40	$—	$—	$(6)	$(2)	$32
All other corporate bonds	59	2	—	(4)	(6)	51

Total fixed maturities	$99	$2	$—	$(10)	$(8)	$83

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

        At December 31, 2016, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity. At December 31, 2015, other than U.S. Treasury securities, obligations of U.S. government and government agencies and authorities, and obligations of the Canadian government, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity.

        Included in fixed maturities are below investment grade securities totaling $1.76 billion and $1.71 billion at December 31, 2016 and 2015, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Net Investment Income

(for the year ended December 31, in millions)	2016	2015	2014
Gross investment income
Fixed maturities	$1,981	$2,091	$2,244
Equity securities	37	39	40
Short-term securities	29	12	9
Real estate investments	51	48	44
Other investments	242	230	489

Gross investment income	2,340	2,420	2,826
Investment expenses	38	41	39

Net investment income	$2,302	$2,379	$2,787

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2016	2015	2014
Changes in net unrealized investment gains
Fixed maturities	$(915)	$(893)	$913
Equity securities	51	(143)	63
Other investments	2	2	2

Change in net pre-tax unrealized gains on investment securities	(862)	(1,034)	978
Related tax expense (benefit)	(303)	(357)	334

Change in net unrealized gains on investment securities	(559)	(677)	644
Balance, beginning of year	1,289	1,966	1,322

Balance, end of year	$730	$1,289	$1,966

Derivative Financial Instruments

        From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio. U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker. At both December 31, 2016 and 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts. Net realized investment losses related to U.S. Treasury futures contracts in 2016, 2015 and 2014 were not significant.

        The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over. Net realized investment losses related to these derivatives in 2016, 2015 and 2014 were not significant.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2016 and 2015. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The pricing service utilized by the Company has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for any market-based inputs that were unavailable due to market conditions. The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss and understand any changes in process and their responsiveness to changes occurring in the markets. The Company also monitors all monthly price changes and further evaluates any securities whose value changed more than 10% from the prior month. The Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing securities whose valuation did not change from their previous valuation (stale price review). The Company also uses a second independent pricing service to further test the primary pricing service's valuation of the Company's fixed maturity portfolio. These processes have not highlighted any significant issues with the fair value estimates received from the primary pricing service.

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

        While the vast majority of the Company's fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $99 million and $101 million at December 31, 2016 and 2015, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $85 million and $117 million at December 31, 2016 and 2015, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include mutual funds and other small holdings. The $17 million and $18 million fair value of these investments at December 31, 2016 and 2015, respectively, was disclosed in Level 1. At December 31, 2016 and 2015, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $36 million and $38 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2016 and 2015 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2015, the Company held $2 million of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities. At December 31, 2016, the Company held no such convertible bonds.

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

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	$2,035	$—	$—
Obligations of states, municipalities and political subdivisions	31,910	—	31,898	12
Debt securities issued by foreign governments	1,662	—	1,662	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	—	1,704	4
All other corporate bonds	23,107	—	22,939	168
Redeemable preferred stock	93	3	90	—

Total fixed maturities	60,515	2,038	58,293	184

Equity securities
Public common stock	603	603	—	—
Non-redeemable preferred stock	129	51	78	—

Total equity securities	732	654	78	—

Other investments	53	17	—	36

Total	$61,300	$2,709	$58,371	$220

(at December 31, 2015, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,194	$2,194	$—	$—
Obligations of states, municipalities and political subdivisions	31,411	—	31,398	13
Debt securities issued by foreign governments	1,873	—	1,873	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,981	—	1,957	24
All other corporate bonds	23,089	—	22,915	174
Redeemable preferred stock	110	3	100	7

Total fixed maturities	60,658	2,197	58,243	218

Equity securities
Public common stock	543	543	—	—
Non-redeemable preferred stock	162	55	107	—

Total equity securities	705	598	107	—

Other investments	56	18	—	38

Total	$61,419	$2,813	$58,350	$256

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        During the years ended December 31, 2016 and 2015, the Company's transfers between Level 1 and Level 2 were not significant.

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2016 and 2015.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2015	$218	$38	$256
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	3	5	8
Reported in increases in other comprehensive income	2	3	5
Purchases, sales and settlements/maturities:
Purchases	123	—	123
Sales	(19)	(10)	(29)
Settlements/maturities	(66)	—	(66)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3	(96)	—	(96)

Balance at December 31, 2016	$184	$36	$220

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(2)	$(2)

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2014	$232	$36	$268
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	1	2	3
Reported in increases (decreases) in other comprehensive income	(4)	1	(3)
Purchases, sales and settlements/maturities:
Purchases	202	1	203
Sales	(7)	(2)	(9)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	21	—	21
Gross transfers out of Level 3	(186)	—	(186)

Balance at December 31, 2015	$218	$38	$256

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(1)	$(1)

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

(at December 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,865	$4,865	$1,223	$3,607	$35
Financial liabilities:
Debt	$6,337	$7,262	$—	$7,262	$—
Commercial paper	100	100	—	100	—

(at December 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,671	$4,671	$1,685	$2,958	$28
Financial liabilities:
Debt	$6,244	$7,180	$—	$7,180	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service to estimate fair value for approximately 98% and 99% of short-term securities at December 31, 2016 and 2015, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at December 31, 2016 and 2015. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2016 and 2015.

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

        The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital. In addition to the coverage provided under this treaty, the Company also utilizes catastrophe bonds to protect against certain weather-related and earthquake losses in the Northeastern United States, and a Northeast catastrophe reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in Business and International Insurance (for certain markets) and for Personal Insurance, and several reinsurance treaties specific to its international operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2016	2015	2014
Written premiums
Direct	$25,567	$24,939	$24,844
Assumed	928	843	788
Ceded	(1,537)	(1,661)	(1,728)

Total net written premiums	$24,958	$24,121	$23,904

Earned premiums
Direct	$25,262	$24,740	$24,810
Assumed	875	814	743
Ceded	(1,603)	(1,680)	(1,840)

Total net earned premiums	$24,534	$23,874	$23,713

Percentage of assumed earned premiums to net earned premiums	3.6%	3.4%	3.1%

Ceded claims and claim adjustment expenses incurred	$762	$1,034	$953

        Ceded premiums include the premiums paid for coverage provided by the Company's catastrophe bonds.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2016	2015
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,181	$3,848
Allowance for uncollectible reinsurance	(116)	(157)

Net reinsurance recoverables	3,065	3,691
Mandatory pools and associations	2,054	2,015
Structured settlements	3,168	3,204

Total reinsurance recoverables	$8,287	$8,910

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.

        In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States. The annual aggregate industry loss minimum under the program is $140 million for 2017, but will increase over the life of the program to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

$200 million by December 31, 2020. The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 83% of subject losses in 2017, after an insurer deductible, subject to an annual cap. This reimbursement percentage will decrease over the remaining four-year life of the program to 80% of subject losses by December 31, 2020.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the program is $2.45 billion for 2017. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year. There have been no terrorism-related losses that have triggered program coverage since the program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program. It is also possible that future legislative action could change or eliminate the program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment:

(at December 31, in millions)	2016	2015
Business and International Insurance(1)	$2,446	$2,439
Bond & Specialty Insurance	496	496
Personal Insurance	612	612
Other	26	26

Total	$3,580	$3,573

(1)
Includes goodwill associated with the Company's international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        The following tables present a summary of the Company's other intangible assets by major asset class:

(at December 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization(1)	$210	$159	$51
Not subject to amortization	217	—	217

Total	$427	$159	$268

(at December 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization(1)	$210	$148	$62
Not subject to amortization	217	—	217

Total	$427	$148	$279

(1)
Intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract and customer-related intangibles. Fair value adjustments recorded in connection with insurance acquisitions were based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

        Amortization expense of intangible assets was $11 million, $26 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively. Intangible asset amortization expense is estimated to be $9 million in 2017, $8 million in 2018, $6 million in 2019, $5 million in 2020 and $5 million in 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2016	2015
Property-casualty	$47,929	$48,272
Accident and health	20	23

Total	$47,949	$48,295

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2016	2015	2014
Claims and claim adjustment expense reserves at beginning of year	$48,272	$49,824	$50,865
Less reinsurance recoverables on unpaid losses	8,449	8,788	9,280

Net reserves at beginning of year	39,823	41,036	41,585

Estimated claims and claim adjustment expenses for claims arising in the current year	15,675	14,471	14,688
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(680)	(817)	(885)

Total increases	14,995	13,654	13,803

Claims and claim adjustment expense payments for claims arising in:
Current year	6,220	5,725	5,895
Prior years	8,576	8,749	8,171

Total payments	14,796	14,474	14,066

Acquisition(1)	—	2	—
Unrealized foreign exchange gain	(74)	(395)	(286)

Net reserves at end of year	39,948	39,823	41,036
Plus reinsurance recoverables on unpaid losses	7,981	8,449	8,788

Claims and claim adjustment expense reserves at end of year	$47,929	$48,272	$49,824

(1)
Amount represents acquired net claims and claim adjustment expense reserves of Travelers Participações em Seguros Brasil S.A. at October 1, 2015.

        Gross claims and claim adjustment expense reserves at December 31, 2016 decreased by $343 million from December 31, 2015. This decrease primarily reflected the impacts of (i) payments related to operations in runoff, including the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation and (ii) net favorable prior year reserve development, partially offset by the impacts of (iii) higher volumes of insured exposures and (iv) loss cost trends for the current accident year. Gross claims and claim adjustment expense reserves at December 31, 2015 decreased by $1.55 billion from December 31, 2014. This decrease primarily reflected the impacts of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 16, (ii) net favorable prior

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

year reserve development and (iii) changes in foreign currency exchange rates, partially offset by (iv) the impact of loss cost trends for the current accident year.

        Reinsurance recoverables on unpaid losses at December 31, 2016 decreased by $468 million from December 31, 2015, primarily reflecting the impact of cash collections in 2016, including the settlement of a reinsurance dispute which is discussed in more detail in note 16. Reinsurance recoverables on unpaid losses at December 31, 2015 decreased by $339 million from December 31, 2014, primarily reflecting the impact of cash collections in 2015.

        Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, that are discounted to the present value of the estimated future payments. The discount rate used was 5% at both December 31, 2016 and 2015. Total reserves net of the discount were $2.17 billion and $2.13 billion, and the related amount of discount was $1.08 billion and $1.07 billion, at December 31, 2016 and 2015, respectively. Accretion of the discount is reported as part of "claims and claim adjustment expenses" in the Consolidated Statement of Income.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2016.

        In 2016, estimated claims and claim adjustment expenses incurred included $680 million of net favorable development for claims arising in prior years, including $771 million of net favorable prior year reserve development impacting the Company's results of operations and $50 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2016 totaled $484 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the workers' compensation product line for accident years 2006 and prior as well as accident years 2009, 2013 and 2015 and (ii) the general liability product line (excluding an increase to asbestos and environmental reserves discussed below), related to both primary and excess coverages for accident years 2007 and prior, accident year 2009 and accident years 2011 through 2015, as well as in the Company's international operations in Europe and Canada. These factors contributing to net favorable prior year reserve development in 2016 were partially offset by $225 million and $82 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2016 totaled $326 million, primarily driven by better than expected loss experience in (i) the fidelity and surety product line for accident years 2009 through 2015 and (ii) the general liability product line for accident years 2006 through 2011.

        Personal Insurance.    Net unfavorable prior year reserve development in 2016 totaled $39 million, primarily driven by worse than expected loss experience in the automobile product line for bodily injury coverages for the 2015 accident year.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

2015.

        In 2015, estimated claims and claim adjustment expenses incurred included $817 million of net favorable development for claims arising in prior years, including $941 million of net favorable prior year reserve development impacting the Company's results of operations and $51 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2015 totaled $405 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the general liability product line (excluding increases to asbestos and environmental reserves discussed below), for both primary and excess coverages for accident years 2005 through 2013, (ii) the workers' compensation line of business for accident years 2006 and prior, (iii) the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014, as well as in the Company's operations in Canada and at Lloyd's. These factors contributing to net favorable prior year reserve development in 2015 were partially offset by $224 million and $72 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below.

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

2014.

        In 2014, estimated claims and claim adjustment expenses incurred included $885 million of net favorable development for claims arising in prior years, including $941 million of net favorable prior year reserve development impacting the Company's results of operations and $50 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2014 totaled $322 million, primarily driven by (i) better than expected loss experience in the Company's domestic operations in the general liability product line (excluding increases to asbestos and environmental reserves discussed below), primarily related to excess coverages for accident years 2008 through 2012, (ii) a $162 million benefit resulting from better than expected loss experience related to, and the commutation of reinsurance treaties associated with, a workers' compensation reinsurance pool for accident years 1996 and prior, and better than expected loss experience in the Company's domestic operations in (iii) the property product line for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012 and (iv) the commercial auto product line for accident years 2011 and 2012. These factors contributing to net favorable prior year reserve development in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

2014 were partially offset by (i) $250 million and $87 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, (ii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision in the third quarter of 2014 related to a legal matter, which is discussed in more detail in the "Settlement of Asbestos Direct Action Litigation" section of note 16 and (iii) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2014 totaled $450 million, primarily driven by better than expected loss experience in the contract surety product line for accident years 2012 and prior.

        Personal Insurance.    Net favorable prior year reserve development in 2014 totaled $169 million, primarily driven by better than expected loss experience in the Homeowners and Other product line for (i) non-catastrophe weather-related losses for accident year 2013 and (ii) catastrophe losses for accident years 2011 through 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Claims Development

        The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company's major product lines by reporting segment at December 31, 2016.

At December 31, 2016 (in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Allocated Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses	Claims and Claim Adjustment Expense Reserves
Business and International Insurance
General liability	$7,034	$(168)	$6,866	$712	$7,578
Commercial property	866	—	866	194	1,060
Commercial multi-peril	3,414	—	3,414	81	3,495
Commercial automobile	2,270	—	2,270	256	2,526
Workers' compensation(1)	15,439	(832)	14,607	729	15,336
International—Canada	1,482	—	1,482	157	1,639
Bond & Specialty Insurance
General liability	2,042	—	2,042	82	2,124
Fidelity and surety	450	—	450	17	467
Personal Insurance
Automobile	2,277	—	2,277	465	2,742
Homeowners (excluding Other)	742	—	742	2	744

Subtotal—claims and allocated claim adjustment expenses for the products presented in the development tables below	36,016	(1,000)	35,016	2,695	37,711
Other insurance contracts(2)	2,955	(3)	2,952	2,058	5,010
Unallocated loss adjustment expense reserves	1,936	—	1,936	40	1,976
Structured settlements(3)	—	—	—	3,168	3,168
Other	44	—	44	20	64

Total property-casualty	40,951	(1,003)	39,948	7,981	47,929
Accident and health	—	—	—	20	20

Total	$40,951	$(1,003)	$39,948	$8,001	$47,949

(1)
Net discount amount includes discount of $80 million on reinsurance recoverables for long-term disability and annuity claim payments.

(2)
Primarily includes residual market, non-Canadian international and runoff assumed reinsurance business.

(3)
Includes structured settlements in cases where the Company did not receive a release from the claimant.

        The claim development tables that follow present, by accident year, incurred and cumulative paid claims and allocated claim adjustment expense on a historical basis. This claim development information is presented on an undiscounted, net of reinsurance basis for ten years, or the number of years for which claims incurred typically remain outstanding if less than ten years. The claim development tables also provide the historical average annual percentage payout of incurred claims by age, net of reinsurance, as supplementary information (identified as unaudited in the tables below). The claim development information reflects the acquisition of The Dominion of Canada General Insurance Company (Dominion) in November 2013 on a retrospective basis (includes Dominion data for years prior to the Company's acquisition of Dominion).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Business and International Insurance

General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2016	Claims

2007	$1,136	$1,162	$1,087	$1,089	$968	$919	$888	$883	$865	$824	$78	23,840
2008		1,143	1,209	1,222	1,079	1,041	994	946	931	935	88	25,385
2009			1,060	1,071	1,028	960	869	837	809	796	95	25,457
2010				1,028	1,031	1,021	959	927	912	918	108	27,678
2011					1,004	1,074	1,065	998	972	935	146	27,210
2012						989	985	935	913	892	184	24,384
2013							965	975	958	940	256	21,836
2014								976	989	983	438	20,926
2015									998	956	592	18,771
2016										1,075	908	13,810

								Total		$9,254

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2007	$32	$134	$316	$467	$549	$632	$682	$697	$713	$726
2008		35	154	359	497	615	694	734	759	799
2009			35	167	314	446	543	613	643	667
2010				35	139	324	487	629	702	756	Liability for Claims
2011					47	187	355	539	660	725	And Allocated Claim
2012						32	150	295	489	589	Adjustment Expenses,
2013							35	175	363	498	Net of Reinsurance

2014								37	163	321
2015									36	137	2007 -	Before
2016										35	2016	2007

								Total		$5,253	$4,001	$3,033

										Total net liability		$7,034

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.9%	13.3%	19.1%	17.6%	12.4%	8.4%	5.0%	2.5%	3.1%	1.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2016	Claims

2012	$1,054	$988	$924	$889	$895	$13	28,183
2013		789	755	737	731	10	22,141
2014			936	860	836	15	21,490
2015				786	750	28	19,859
2016					896	131	19,327

Total					$4,108

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2012	$453	$770	$845	$865	$872	Adjustment Expenses,
2013		389	610	683	703	Net of Reinsurance

2014			464	710	775
2015				376	615	2012 -	Before
2016					441	2016	2012

Total					$3,406	$702	$164

					Total net liability		$866

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	51.7%	31.8%	8.7%	2.5%	0.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2016	Claims

2007	$1,490	$1,430	$1,364	$1,402	$1,398	$1,375	$1,373	$1,369	$1,376	$1,369	$51	96,767
2008		1,725	1,674	1,683	1,688	1,674	1,684	1,674	1,688	1,681	47	108,382
2009			1,484	1,506	1,501	1,498	1,511	1,514	1,514	1,509	42	103,198
2010				1,711	1,826	1,832	1,861	1,895	1,892	1,898	51	111,586
2011					2,235	2,244	2,269	2,286	2,296	2,287	66	125,358
2012						1,885	1,883	1,903	1,888	1,888	88	104,419
2013							1,615	1,623	1,620	1,609	122	82,936
2014								1,663	1,627	1,625	193	76,833
2015									1,568	1,625	354	68,278
2016										1,662	658	56,471

								Total		$17,153

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2007	$498	$824	$982	$1,110	$1,208	$1,256	$1,278	$1,296	$1,307	$1,312
2008		712	1,103	1,264	1,396	1,490	1,551	1,581	1,602	1,617
2009			603	958	1,121	1,264	1,360	1,408	1,436	1,449
2010				709	1,180	1,395	1,579	1,698	1,763	1,798	Liability for Claims
2011					1,060	1,573	1,803	1,979	2,088	2,156	And Allocated Claim
2012						795	1,246	1,424	1,590	1,699	Adjustment Expenses,
2013							644	987	1,167	1,304	Net of Reinsurance

2014								628	956	1,154
2015									595	970	2007 -	Before
2016										585	2016	2007

Total										$14,044	$3,109	$305

										Total net liability		$3,414

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	39.5%	22.9%	10.8%	8.8%	6.0%	3.3%	1.8%	1.1%	0.9%	0.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2016	Claims

2012	$1,294	$1,350	$1,327	$1,325	$1,337	$35	214,780
2013		1,235	1,236	1,240	1,245	67	197,041
2014			1,165	1,166	1,168	131	184,067
2015				1,198	1,215	246	179,963
2016					1,290	516	173,790

Total					$6,255

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2012	$467	$753	$960	$1,134	$1,235	Adjustment Expenses,
2013		435	675	884	1,039	Net of Reinsurance

2014			397	618	821
2015				409	658	2012 -	Before
2016					416	2016	2012

Total					$4,169	$2,086	$184

					Total net liability		$2,270

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	34.0%	20.0%	16.6%	12.7%	7.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Workers' Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2016	Claims

2007	$1,554	$1,519	$1,484	$1,448	$1,390	$1,373	$1,358	$1,340	$1,328	$1,341	$217	103,064
2008		1,714	1,745	1,734	1,683	1,639	1,634	1,621	1,617	1,617	237	107,565
2009			1,799	1,778	1,746	1,753	1,753	1,766	1,775	1,750	272	104,229
2010				1,886	2,042	2,035	2,056	2,049	2,052	2,055	354	116,837
2011					2,284	2,303	2,347	2,350	2,379	2,385	430	135,061
2012						2,447	2,456	2,457	2,456	2,445	519	133,417
2013							2,553	2,545	2,540	2,506	651	128,111
2014								2,554	2,553	2,547	839	123,110
2015									2,644	2,585	1,142	120,681
2016										2,768	1,651	108,357

								Total		$21,999

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2007	$216	$450	$589	$683	$747	$802	$845	$880	$910	$936
2008		274	571	752	875	961	1,036	1,088	1,130	1,162
2009			288	623	828	961	1,065	1,137	1,193	1,235
2010				341	750	978	1,133	1,246	1,321	1,385	Liability for Claims
2011					420	911	1,185	1,365	1,487	1,583	And Allocated Claim
2012						443	940	1,217	1,394	1,536	Adjustment Expenses,
2013							458	954	1,237	1,413	Net of Reinsurance

2014								455	944	1,224
2015									430	893	2007 -	Before
2016										421	2016	2007

Total										$11,788	$10,211	$5,228

										Total net liability		$15,439

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	17.0%	19.2%	11.2%	7.4%	5.4%	4.1%	3.2%	2.5%	2.1%	1.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

International—Canada

	(dollars in millions)
	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2016	Claims

2007	$632	$626	$616	$608	$607	$609	$611	$608	$601	$597	$4	66,327
2008		681	685	670	665	658	655	651	646	642	5	71,803
2009			724	718	707	714	714	702	696	690	13	71,671
2010				715	722	721	735	724	715	706	20	71,437
2011					723	696	686	682	678	669	30	72,063
2012						664	642	631	611	616	50	67,320
2013							723	717	701	685	56	71,183
2014								665	678	682	83	67,935
2015									597	610	112	58,238
2016										612	102	54,948

								Total		$6,509

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2007	$228	$355	$410	$450	$488	$524	$547	$561	$570	$578
2008		256	406	460	501	543	579	603	616	622
2009			274	419	479	525	573	608	630	648
2010				258	403	465	522	573	615	641	Liability for Claims
2011					253	380	432	481	538	571	And Allocated Claim
2012						225	336	389	435	482	Adjustment Expenses,
2013							260	388	439	494	Net of Reinsurance

2014								252	382	445
2015									228	346	2007 -	Before
2016										295	2016	2007

Total										$5,122	$1,387	$95

										Total net liability		$1,482

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	38.9%	20.0%	8.5%	7.2%	7.2%	5.5%	3.6%	2.3%	1.2%	1.4%

        The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2016 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Bond & Specialty Insurance

General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2016	Claims

2007	$584	$571	$638	$582	$551	$511	$479	$467	$462	$454	$4	11,018
2008		579	769	743	697	716	712	672	643	631	24	6,463
2009			592	624	665	686	680	660	655	641	24	6,287
2010				571	612	679	679	661	668	653	18	5,655
2011					565	596	639	632	601	545	34	5,191
2012						538	591	614	605	601	137	4,824
2013							510	565	606	630	204	4,371
2014								549	571	563	232	4,182
2015									528	524	272	3,814
2016										512	405	2,676

								Total		$5,754

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2007	$35	$134	$229	$303	$357	$373	$393	$400	$410	$415
2008		47	157	281	387	471	529	562	579	590
2009			36	167	310	390	460	497	563	592
2010				33	152	291	396	482	565	597	Liability for Claims
2011					33	143	249	324	414	447	And Allocated Claim
2012						38	160	255	342	383	Adjustment Expenses,
2013							34	154	252	352	Net of Reinsurance

2014								38	150	239
2015									38	141	2007 -	Before
2016										30	2016	2007

								Total		$3,786	$1,968	$74

										Total net liability		$2,042

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	6.3%	19.7%	18.8%	15.1%	12.1%	7.5%	6.2%	3.0%	1.9%	1.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2016	Claims

2012	$255	$262	$249	$175	$140	$9	1,148
2013		240	246	199	146	6	1,006
2014			223	212	165	32	992
2015				217	191	79	768
2016					226	128	595

Total					$868

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2012	$42	$108	$124	$110	$111	Adjustment Expenses,
2013		37	113	128	131	Net of Reinsurance

2014			58	96	111
2015				32	75	2012 -	Before
2016					54	2016	2012

Total					$482	$386	$64

					Total net liability		$450

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	26.1%	36.2%	10.1%	(3.6)%(1)	0.8%

(1)
Includes recovery activity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Personal Insurance

Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2016	Claims

2012	$2,417	$2,454	$2,448	$2,432	$2,428	$15	793,669
2013		2,108	2,095	2,049	2,044	36	694,650
2014			2,014	1,994	1,981	75	669,990
2015				2,186	2,244	224	755,762
2016					2,779	646	839,962

Total					$11,476

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2012	$1,503	$1,983	$2,189	$2,311	$2,376	Adjustment Expenses,
2013		1,251	1,628	1,814	1,935	Net of Reinsurance

2014			1,193	1,564	1,763
2015				1,319	1,768	2012 -	Before
2016					1,610	2016	2012

Total					$9,452	$2,024	$253

					Total net liability		$2,277

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	60.0%	19.2%	9.2%	5.5%	2.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2016	Claims

2012	$2,136	$2,056	$2,029	$2,018	$2,019	$1	259,006
2013		1,488	1,397	1,365	1,375	4	149,373
2014			1,515	1,450	1,453	9	151,517
2015				1,438	1,454	28	144,367
2016					1,556	307	129,630

	Total				$7,857

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2012	$1,508	$1,901	$1,964	$1,993	$2,008	Adjustment Expenses,
2013		994	1,269	1,317	1,344	Net of Reinsurance

2014			1,053	1,338	1,402
2015				994	1,333	2012 -	Before
2016					1,049	2016	2012

Total					$7,136	$721	$21

					Total net liability		$742

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	71.1%	20.6%	3.7%	1.7%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Methodology for Estimating Incurred But Not Reported (IBNR) Reserves

        Claims and claim adjustment expense reserves represent management's estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. Claims and claim adjustment expense reserves do not represent an exact calculation of the liability, but instead represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses. Because the establishment of claims and claims adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change. The Company reflects changes to the reserves in the results of operations in the period the estimates are changed.

        Cumulative amounts paid and case reserves held as of the balance sheet date are subtracted from the estimate of the ultimate cost of claims and claim adjustment expenses to derive incurred but not reported (IBNR) reserves. Accordingly, IBNR reserves include the cost of unreported claims, development on known claims and re-opened claims. This approach to estimating IBNR reserves has been in place for many years, with no material changes in methodology in the past year.

        Detailed claim data is typically insufficient to produce a reliable indication of the initial estimate for ultimate claims and claim adjustment expenses for an accident year. As a result, the initial estimate for an accident year is generally based on an exposure-based method using either the loss ratio projection or the expected loss method. The loss ratio projection method, which is typically used for guaranteed cost business, develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, mix of business changes and other known or observed factors influencing the accident year relative to prior accident years. The expected loss method, which is typically used for loss sensitive business, develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by analyzing exposures by account.

        For prior accident years, the following estimation and analysis methods are principally used by the Company's actuaries to estimate the ultimate cost of claims and claim adjustment expenses. These estimation and analysis methods are typically referred to as conventional actuarial methods.

  •
  The paid loss development method assumes that the future change (positive or negative) in cumulative paid losses for a given cohort of claims will occur in a stable, predictable pattern from year-to-year, consistent with the pattern observed in past cohorts.

  •
  The case incurred development method is the same as the paid loss development method but is based on cumulative case-incurred losses rather than paid losses.

  •
  The Bornhuetter-Ferguson method uses an initial estimate of ultimate losses for a given product line reserve component, typically expressed as a ratio to earned premium. The method assumes that the ratio of additional claim activity to earned premium for that component is relatively stable and predictable over time and that actual claim activity to date is not a credible predictor of further activity for that component. The method is used most often for more recent accident years where claim data is sparse and/or volatile, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

  •
  The average value analysis combined with the reported claim development method assumes that average claim values are stable and predictable over time for a particular cohort of claims. It is typically limited to analysis at more granular levels, such as coverage or hazard/peril, where a more homogeneous subset of claims produce a more stable and fairly predictable average value. The reported claim development method is the same as the paid loss development method but uses changes in cumulative claim counts to produce estimates of ultimate claim counts rather than ultimate dollars. The resulting estimate of ultimate claim counts by cohort is multiplied by an average value per claim from an average value analysis to obtain estimated ultimate claims and claim adjustment expenses.

        While these are the principal methods utilized, the Company's actuaries have available to them the full range of actuarial methods developed by the casualty actuarial profession. The Company's actuaries are also continually monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates. Most actuarial methods assume that past patterns demonstrated in the data will repeat themselves in the future. For certain reserve components where this assumption may not hold, such as asbestos and environmental reserves, conventional actuarial methods are not utilized by the Company.

Methodology for Determining Cumulative Number of Reported Claims

        A claim file is created when the Company is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or when it is determined that a demand for payment could possibly lead to a future demand for payment on another coverage on the same policy or on another policy. Claim files are generally created for a policy at the claimant by coverage level, depending on the particular facts and circumstances of the underlying event.

        For Business and International Insurance and for Personal Insurance, claim file information is summarized such that the Company generally recognizes one count for each policy claim event by internal regulatory line of business, regardless of the number of claimants or coverages involved. The claims counts are then accumulated and reported by product line. While the methodology is generally consistent within each segment for the product lines displayed, there are some minor differences between and within segments. For Bond & Specialty Insurance, the Company recognizes one count per coverage per policy claim event.

        For purposes of the claims development tables above, claims reported for direct business are counted even if they eventually close with no loss payment, except in the case of (i) deductible business, where the claim is not counted until the case incurred claim estimate is above the deductible, and (ii) International-Canada reported claim counts where claims closed with no loss payment are not counted. Note that claims with zero claim dollars may still generate some level of claim adjustment expenses. Claim counts for assumed business are included only to the extent such counts are available. The Company generally does not receive claim count information for which the underlying claim activity is handled by others, including pools and associations. The Company does not generate claim counts for ceded business. The methods used to summarize claim counts have not changed significantly over the time periods reported in the tables above.

        The Company cautions against using the summarized claim count information provided in this disclosure in attempting to project ultimate loss payouts by product line. The Company generally finds claim count data to be useful only on a more granular basis than the aggregated basis disclosed in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

claim development tables above, as the risks, average values and other dynamics of the claim process can vary materially by the cause of loss and coverage within product line. For example, in Personal Automobile, the introduction of a new roadside assistance coverage feature several years ago resulted in a significant increase in claim counts with a low average claim cost. For this reason the Company varies its approach to, and in many cases the level of aggregation for, counting claims for internal analysis purposes depending on the particular granular analysis performed.

Asbestos and Environmental Reserves

        At December 31, 2016 and 2015, the Company's claims and claim adjustment expense reserves included $1.71 billion and $2.17 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time, the number of policyholders with open asbestos claims and both gross and net asbestos-related payments declined slightly when compared to 2015. Payments on behalf of policyholders in this category continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

        The completion of these reviews and analyses in 2016, 2015 and 2014 resulted in $225 million, $224 million and $250 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims. This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company's overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company's overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2016, 2015 and 2014 were $708 million, $770 million and $242 million, respectively. Net payments in 2016 included the payment of the $518 million settlement amounts related to PPG Industries, Inc. Net payments in 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 16. Approximately 69%, 69% and 8% of total net paid losses in 2016, 2015 and 2014, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2016, 2015 and 2014, the Company increased its net environmental reserves by $82 million, $72 million and $87 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2016	2015
Short-term:
Commercial paper	$100	$100
5.75% Senior notes due December 15, 2017	450	—
6.25% Senior notes due June 20, 2016	—	400

Total short-term debt	550	500

Long-term:
5.75% Senior notes due December 15, 2017	—	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes dues May 15, 2046	500	—
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	107	107

Total long-term debt	5,911	5,861

Total debt principal	6,461	6,361
Unamortized fair value adjustment	47	49
Unamortized debt issuance costs	(71)	(66)

Total debt	$6,437	$6,344

        2016 Debt Issuance.    On May 11, 2016, the Company issued $500 million aggregate principal amount of 3.75% senior notes that will mature on May 15, 2046. The net proceeds of the issuance, after the deduction of underwriting and other expenses, totaled approximately $491 million. Interest on the senior notes is payable semi-annually in arrears on May 15 and November 15. Prior to November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at the then current Treasury Rate (as defined in the senior notes), plus 20 basis points. On or after November 15, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

        2016 Debt Repayment.    On June 20, 2016, the Company's $400 million, 6.25% senior notes matured and were fully paid.

        2015 Debt Issuance.    On August 25, 2015, the Company issued $400 million aggregate principal amount of 4.30% senior notes that will mature on August 25, 2045. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $392 million. Interest on the senior notes is payable semi-annually in arrears on February 25 and August 25. Prior to February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the senior notes), plus 25 basis points. On or after February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed.

        2015 Debt Repayment.    On December 1, 2015, the Company's $400 million, 5.50% senior notes matured and were fully paid.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 7, 2018. (See "Credit Agreement" discussion that follows.) Interest rates on commercial paper issued in 2016 ranged from 0.35% to 0.55%, and in 2015 ranged from 0.09% to 0.30%.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $2 million and $1 million for the years ended December 31, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2016	2015
Subordinated debentures	7.625%	Dec. 2027	$14	$15	6.147%
	8.500%	Dec. 2045	15	15	6.362%
	8.312%	Jul. 2046	18	19	6.362%

Total			$47	$49

        The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2017, $450 million; 2018, $500 million; 2019, $500 million; 2020, $500 million; and 2021, $0.

Credit Agreement

        The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 7, 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders' equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $13.73 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2016, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's credit ratings. At December 31, 2016, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement. This credit agreement also supports the Company's commercial paper program.

Shelf Registration

        In June 2016, the Company filed with the Securities and Exchange Commission a universal shelf registration statement that expires on June 17, 2019 for the potential offering and sale of securities to replace the Company's previous universal registration statement that had expired three years after its effective date. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

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

Preferred Stock

        The Company's Articles of Incorporation provide authority to issue up to five million shares of preferred stock.

Common Stock

        The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered authorized and unissued shares.

Treasury Stock

        The Company's Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. The following table summarizes repurchase activity in 2016 and remaining repurchase capacity at December 31, 2016.

(in millions, except per share amounts) Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2016	5.1	$550	$108.46	$2,784
June 30, 2016	4.9	550	112.12	2,234
September 30, 2016	4.7	550	117.25	1,684
December 31, 2016	6.6	750	113.54	934

Total	21.3	$2,400	112.82	934

        The Company's Amended and Restated 2004 Stock Incentive Plan and the Amended and Restated 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and to cover the price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

During the years ended December 31, 2016 and 2015, the Company acquired $72 million and $74 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $3.69 billion is available by the end of 2017 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2017 and/or increase the amount of dividends from its insurance subsidiaries in 2017, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

        TRV and its two non-insurance holding company subsidiaries received dividends of $3.05 billion, $3.75 billion and $4.10 billion from their U.S. insurance subsidiaries in 2016, 2015 and 2014, respectively.

        For the years ended December 31, 2016, 2015 and 2014, TRV declared cash dividends per common share of $2.62, $2.38 and $2.15, respectively, and paid cash dividends of $757 million, $739 million and $729 million, respectively.

Statutory Net Income and Statutory Capital and Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $3.20 billion, $3.80 billion and $3.97 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus of the Company's domestic and international insurance subsidiaries was $20.76 billion and $20.57 billion at December 31, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2016, 2015 and 2014.

	Changes in Net Unrealized Gains on Investment Securities
			Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income
Balance, December 31, 2013	$1,125	$197	$(431)	$(81)	$810

Other comprehensive income (loss) (OCI) before reclassifications	667	(2)	(363)	(250)	52
Amounts reclassified from AOCI	(24)	3	39	—	18

Net OCI, current period	643	1	(324)	(250)	70

Balance, December 31, 2014	1,768	198	(755)	(331)	880

OCI before reclassifications	(641)	(11)	(18)	(419)	(1,089)
Amounts reclassified from AOCI	(27)	2	60	17	52

Net OCI, current period	(668)	(9)	42	(402)	(1,037)

Balance, December 31, 2015	1,100	189	(713)	(733)	(157)

OCI before reclassifications	(530)	4	(30)	(49)	(605)
Amounts reclassified from AOCI	(42)	9	40	—	7

Net OCI, current period	(572)	13	10	(49)	(598)

Balance, December 31, 2016	$528	$202	$(703)	$(782)	$(755)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pre-tax components of the Company's other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2016	2015	2014
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(883)	$(1,020)	$976
Income tax expense (benefit)	(311)	(352)	333

Net of taxes	(572)	(668)	643

Having credit losses recognized in the consolidated statement of income	21	(14)	2
Income tax expense (benefit)	8	(5)	1

Net of taxes	13	(9)	1

Net changes in benefit plan assets and obligations	16	66	(494)
Income tax expense (benefit)	6	24	(170)

Net of taxes	10	42	(324)

Net changes in unrealized foreign currency translation	(41)	(461)	(289)
Income tax expense (benefit)	8	(59)	(39)

Net of taxes	(49)	(402)	(250)

Total other comprehensive income (loss)	(887)	(1,429)	195

Total income tax expense (benefit)	(289)	(392)	125

Total other comprehensive income (loss), net of taxes	$(598)	$(1,037)	$70

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company's AOCI to the Company's consolidated statement of income.

(for the year ended December 31, in millions)	2016	2015	2014
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income(1)	$(64)	$(42)	$(36)
Income tax expense(2)	(22)	(15)	(12)

Net of taxes	(42)	(27)	(24)

Having credit losses recognized in the consolidated statement of income(1)	13	2	4
Income tax benefit(2)	4	—	1

Net of taxes	9	2	3

Reclassification adjustment related to benefit plan assets and obligations(3)	62	93	60
Income tax benefit(2)	22	33	21

Net of taxes	40	60	39

Reclassification adjustment related to foreign currency translation(1)	—	26	—
Income tax benefit(2)	—	9	—

Net of taxes	—	17	—

Total reclassifications	11	79	28
Total income tax benefit	4	27	10

Total reclassifications, net of taxes	$7	$52	$18

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

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2016	2015	2014
Basic and Diluted
Net income, as reported	$3,014	$3,439	$3,692
Participating share-based awards—allocated income	(22)	(25)	(27)

Net income available to common shareholders—basic and diluted	$2,992	$3,414	$3,665

Common Shares
Basic
Weighted average shares outstanding	288.1	310.6	338.8

Diluted
Weighted average shares outstanding	288.1	310.6	338.8
Weighted average effects of dilutive securities:
Stock options and performance shares	2.9	3.3	3.7

Total	291.0	313.9	342.5

Net income Per Common Share
Basic	$10.39	$10.99	$10.82

Diluted	$10.28	$10.88	$10.70

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        The following table presents the components of income tax expense included in the amounts reported in the Company's consolidated financial statements:

(for the year ended December 31, in millions)	2016	2015	2014
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$899	$1,144	$1,216
Foreign	21	29	28
State	8	9	10

Total current tax expense	928	1,182	1,254

Deferred expense:
Federal	110	117	121
Foreign	1	2	22

Total deferred tax expense	111	119	143

Total income tax expense included in the consolidated statement of income	1,039	1,301	1,397
Composition of income tax expense (benefit) included in shareholders' equity
Expense (benefit) relating to share-based compensation, the changes in unrealized gain on investments, unrealized loss on foreign exchange and other items in other comprehensive income	(289)	(448)	68

Total income tax expense included in the consolidated financial statements	$750	$853	$1,465

        The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company's consolidated statement of income:

(for the year ended December 31, in millions)	2016	2015	2014
Income before income taxes
U.S.	$3,946	$4,621	$4,899
Foreign	107	119	190

Total income before income taxes	4,053	4,740	5,089
Effective tax rate
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,419	1,659	1,781
Tax effect of:
Nontaxable investment income	(323)	(345)	(379)
Other, net	(57)	(13)	(5)

Total income tax expense	$1,039	$1,301	$1,397

Effective tax rate	26%	27%	27%

        The Company paid income taxes of $892 million, $1.21 billion and $1.15 billion during the years ended December 31, 2016, 2015 and 2014, respectively. The current income tax payable was $72 million and $50 million at December 31, 2016 and 2015, respectively, and was included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2016	2015
Deferred tax assets
Claims and claim adjustment expense reserves	$664	$691
Unearned premium reserves	760	731
Compensation-related liabilities	268	326
Other	272	320

Total gross deferred tax assets	1,964	2,068
Less: valuation allowance	3	—

Adjusted gross deferred tax assets	1,961	2,068

Deferred tax liabilities
Deferred acquisition costs	604	580
Investments	592	867
Internally developed software	157	134
Other	143	191

Total gross deferred tax liabilities	1,496	1,772

Net deferred tax asset	$465	$296

        If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The valuation allowance increased by $3 million in 2016 relating to the Company's consolidated Brazilian subsidiary. Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company's management concluded that it is more likely than not that the net deferred tax assets will be realized.

        For tax return purposes, as of December 31, 2016, the Company had net operating loss (NOL) carryforwards in Brazil and the United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
Brazil	$8	None
United Kingdom	$106	None

        U.S. income taxes have not been recognized on $358 million of the Company's foreign operations' undistributed earnings as of December 31, 2016, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015
Balance at January 1	$16	$23
Additions for tax positions of prior years	3	2
Reductions for tax positions of prior years	(6)	(9)
Additions based on tax positions related to current year	—	—

Balance at December 31	$13	$16

        Included in the balances at December 31, 2016 and 2015 were $7 million and $4 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $6 million and $12 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $31 million, $(32) million and $31 million in interest, respectively. The Company had approximately $57 million and $26 million accrued for the payment of interest at December 31, 2016 and 2015, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2013 and 2014. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

13. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan), the purposes of which are to align the interests of the Company's non-employee directors, executive officers and other employees with those of the Company's shareholders and to attract and retain personnel by providing incentives in the form of share-based awards. The 2014 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company's common stock. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.

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

        The number of shares of the Company's common stock initially authorized for grant under the 2014 Incentive Plan was 10 million shares. In May 2016, the Company's shareholders authorized an

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

additional 4.4 million shares of the Company's common stock for grant under the 2014 Incentive Plan. The following are not counted towards the combined 14.4 million shares available and will be available for future grants under the 2014 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. In addition, the 14.4 million shares authorized by shareholders for issuance under the 2014 Incentive Plan will be increased by any shares subject to awards under the 2004 Incentive Plan that were outstanding as of May 27, 2014 and subsequently expire, are forfeited, cancelled, settled in cash or otherwise terminate without the issuance of shares.

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

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the board of directors may allow in the future, stock options cannot be sold or transferred by the participant. Stock options outstanding under the 2014 Incentive Plan and the 2004 Incentive Plan generally vest three years after grant date (cliff vest).

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

(for the year ended December 31,)	2016	2015	2014
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	5 - 6 years	6 years	6 years
Expected volatility of Company's stock	15.14% - 16.80%	19.29%	27.2% - 27.5%
Weighted average volatility	16.79%	19.29%	27.5%
Expected annual dividend per share	$2.44 - $2.68	$2.20	$2.00 - $2.20
Risk-free rate	1.36% - 2.23%	1.31%	1.81% - 1.82%
Additional information
Weighted average grant-date fair value of options granted (per share)	$13.29	$15.78	$17.22
Total intrinsic value of options exercised during the year (in millions)	$167	$120	$117

        A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2016 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	9,864,255	$74.48
Original grants	2,847,398	106.21
Exercised	(4,069,532)	69.13
Forfeited or expired	(82,085)	97.44

Outstanding, end of year	8,560,036	$87.36	6.8 years	$300

Vested at end of year(1)	5,588,061	$80.74	6.0 years	$233

Exercisable at end of year	3,007,663	$65.18	4.2 years	$172

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        On February 9, 2017, the Company, under the 2014 Incentive Plan, granted 2,106,022 stock option awards with an exercise price of $118.78 per share. The fair value attributable to the stock option awards on the date of grant was $16.15 per share.

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

        The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2015, 2016 and 2017), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant. Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.

        The total fair value of shares that vested during the years ended December 31, 2016, 2015 and 2014 was $175 million, $179 million and $147 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2016 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,435,958		$88.35	1,101,989		$91.27
Granted	676,736		106.93	476,411		106.03
Vested	(667,650	)(1)	86.85	(818,360	)(2)	84.43
Forfeited	(68,552)		97.82	(63,495)		100.02
Performance-based adjustment	—		—	100,073	(3)	88.22

Nonvested, end of year	1,376,492		$97.75	796,618		$106.03

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2014 through 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares. The number of nonvested dividend equivalent shares related to deferred stock units was 396 at the beginning of the year and 408 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 40,663 at the beginning of the year and 28,480 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.

        On February 9, 2017, the Company, under the 2014 Incentive Plan, granted 960,515 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 567,006 shares while the performance share awards totaled 393,509 shares. The fair value per share attributable to the common stock awards on the date of grant was $118.78.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.0% to 4.0% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2016, 2015 and 2014 was $155 million, $141 million and $138 million, respectively. Included in these amounts are compensation cost adjustments of $11 million, $8 million and $14 million, for the years ended December 31, 2016, 2015 and 2014, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $52 million, $47 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        At December 31, 2016, there was $124 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan and the 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of employee stock options under share-based compensation plans totaled $332 million and $183 million in 2016 and 2015, respectively. The tax benefit for tax deductions from employee stock options exercised during 2016 and 2015 totaled $58 million and $41 million, respectively.

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

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,250	$3,385	$228	$227	$3,478	$3,612
Benefits earned	111	124	7	7	118	131
Interest cost on benefit obligation	114	135	8	9	122	144
Actuarial loss (gain)	54	(203)	15	2	69	(201)
Benefits paid	(162)	(191)	(15)	(8)	(177)	(199)
Settlement	—	—	(3)	—	(3)	—
Foreign currency exchange rate change	—	—	(15)	(9)	(15)	(9)

Benefit obligation at end of year	$3,367	$3,250	$225	$228	$3,592	$3,478

Change in plan assets:
Fair value of plan assets at beginning of year	$3,127	$3,235	$115	$122	$3,242	$3,357
Actual return on plan assets	222	(17)	11	3	233	(14)
Company contributions	200	100	14	7	214	107
Benefits paid	(162)	(191)	(15)	(8)	(177)	(199)
Settlement	—	—	(3)	—	(3)	—
Foreign currency exchange rate change	—	—	(16)	(9)	(16)	(9)

Fair value of plan assets at end of year	3,387	3,127	106	115	3,493	3,242

Funded status of plan at end of year	$20	$(123)	$(119)	$(113)	$(99)	$(236)

Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$20	$—	$5	$4	$25	$4
Accrued under-funded benefit plan liabilities	—	(123)	(124)	(117)	(124)	(240)

Total	$20	$(123)	$(119)	$(113)	$(99)	$(236)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,072	$1,079	$55	$52	$1,127	$1,131
Prior service benefit	(6)	(8)	—	—	(6)	(8)

Total	$1,066	$1,071	$55	$52	$1,121	$1,123

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$233	$255
Benefits earned	—	—
Interest cost on benefit obligation	8	10
Actuarial gain	(17)	(3)
Benefits paid	(11)	(13)
Plan amendments	—	(11)
Foreign currency exchange rate change	1	(5)

Benefit obligation at end of year	$214	$233

Change in plan assets:
Fair value of plan assets at beginning of year	$15	$16
Actual return on plan assets	—	—
Company contributions	10	12
Benefits paid	(11)	(13)

Fair value of plan assets at end of year	14	15

Funded status of plan at end of year	$(200)	$(218)

Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(200)	$(218)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$(13)	$4
Prior service benefit	(31)	(35)

Total	$(44)	$(31)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.48 billion and $3.37 billion at December 31, 2016 and 2015, respectively. The qualified domestic pension plan accounted for $3.26 billion and $3.15 billion of the total accumulated benefit obligation at December 31, 2016 and 2015, respectively, whereas the nonqualified and foreign plans accounted for $0.22 billion of the total accumulated benefit obligation at both December 31, 2016 and 2015.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $0.2 billion and $3.47 billion at December 31, 2016 and 2015, respectively, and the aggregate accumulated benefit obligation was $0.2 billion and $3.36 billion at December 31, 2016 and 2015, respectively. The fair value of plan assets for the above plans was $0.1 billion and $3.23 billion at December 31, 2016 and 2015, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2016, 2015 and 2014, there were no required contributions to the qualified domestic pension plan. In 2016, 2015 and 2014, the Company voluntarily made contributions totaling $200 million, $100 million and $200 million, respectively, to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2017, and the Company has not determined whether or not additional funding will be made during 2017. With respect to the Company's foreign pension plans, there are no significant required contributions in 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$118	$131	$110	$—	$—	$—
Interest cost on benefit obligation	122	144	150	8	10	10
Expected return on plan assets	(230)	(230)	(218)	—	—	—
Curtailment	—	—	(1)	—	—	—
Settlement	1	—	2	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	(3)	(3)	(2)
Net actuarial loss (gain)	66	96	65	—	1	(3)

Net periodic benefit cost	$76	$140	$108	$5	$8	$5

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	$—	$—	$(8)	$—	$(11)	$—
Net actuarial loss (gain)	66	43	516	(17)	(3)	50
Foreign currency exchange rate change	(2)	—	—	1	—	—
Curtailment	—	—	(2)	—	—	—
Settlement	(1)	—	(2)	—	—	—
Amortization of prior service benefit	1	1	—	3	3	2
Amortization of net actuarial gain (loss)	(66)	(96)	(65)	—	(1)	3

Total other changes recognized in other comprehensive income	(2)	(52)	439	(13)	(12)	55

Total other changes recognized in net periodic benefit cost and other comprehensive income	$74	$88	$547	$(8)	$(4)	$60

        In 2016, the Company began using a full yield-curve approach in the estimation of the service and interest cost components of net periodic benefit costs for its qualified and nonqualified domestic pension plans and its domestic postretirement benefit plans. The full yield curve approach applies the specific spot rates along the yield curve that the Company used to determine its projected benefit obligation at the beginning of the year to the projected cash flows related to service and interest costs. Previously, the Company estimated these service and interest cost components by applying a single weighted-average discount rate derived from this yield curve. This change was made to provide a better estimate of the service and interest cost components of net periodic benefit costs, consistent with the methodology used to estimate the projected benefit obligation for each of the benefit plans.

        This change did not affect the measurement of the Company's total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period. The change reduced the service and interest cost components of net periodic benefit costs

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

for 2016 by $6 million and $30 million, respectively, and resulted in an $0.08 increase in diluted net income per share for 2016. The weighted average discount rates that were used to measure service and interest costs during 2016 were 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested. Under the Company's prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan. The Company accounted for this change as a change in estimate, and accordingly, recognized the effect prospectively beginning in 2016.

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $75 million and the estimated prior service benefit to be amortized over the next fiscal year is $1 million. For the postretirement benefit plans, the estimated net actuarial gain that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is less than $1 million, and the estimated prior service benefit to be amortized over the next fiscal year is $3 million.

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

(at and for the year ended December 31,)	2016	2015
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	4.23%	4.50%
Nonqualified domestic pension plan	4.15%	4.37%
Domestic postretirement benefit plan	4.10%	4.35%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	4.77%	4.10%
Interest cost	3.64%	4.10%
Nonqualified domestic pension plan:
Service cost	4.53%	4.10%
Interest cost	3.47%	4.10%
Domestic postretirement benefit plan:
Interest cost	3.53%	4.10%
Expected long-term rate of return on assets:
Pension plan	7.00%	7.25%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	6.50%	6.75%
Medical (age 65 and older)	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2022	2022
Medical (age 65 and older)	2025	2025

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

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $20 million at December 31, 2016, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2016. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2016 by $17 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2016.

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

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$9	$—	$9	$—
Debt securities issued by foreign governments	14	—	14	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12	—	12	—
All other corporate bonds	511	—	511	—

Total fixed maturities	546	—	546	—

Mutual funds
Equity mutual funds	1,285	1,278	7	—
Bond mutual funds	641	638	3	—

Total mutual funds	1,926	1,916	10	—

Equity securities	747	747	—	—

Other investments(1)	1	—	—	1

Cash and short-term securities
U.S. Treasury securities	45	45	—	—
Money market mutual funds	20	19	1	—
Other	208	28	180	—

Total cash and short-term securities	273	92	181	—

Total	$3,493	$2,755	$737	$1

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The balance of Level 3 fair value investments was $1 million at December 31, 2016 and the change in balance from the prior year was insignificant.

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

Other Postretirement Benefit Plans

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

Fair Value—Other Postretirement Benefit Plans

        The Company's other postretirement benefit plans had financial assets of $14 million and $15 million at December 31, 2016 and 2015, respectively, which are measured at fair value on a recurring basis. The assets are primarily corporate bonds and short-term securities and categorized as level 2 in the fair value hierarchy.

Estimated Future Benefit Payments

        The following table presents the estimated benefits expected to be paid by the Company's pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2017	$230	$13
2018	240	14
2019	247	14
2020	253	14
2021	258	14
2022 through 2026	1,327	71

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,000 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections and can be reinvested into other investment options in accordance with the terms of the plan. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $114 million, $109 million and $103 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEASES

        Rent expense was $197 million, $202 million and $215 million in 2016, 2015 and 2014, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2017, 2018, 2019, 2020 and 2021 are $147 million, $118 million, $100 million, $80 million and $60 million, respectively, and $100 million for 2022 and thereafter. Future sublease rental income aggregating approximately $4 million will partially offset these commitments.

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's properties is subject are described below.

Asbestos and Environmental Claims and Litigation

        In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company's current insurance reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

Settlement of Asbestos Direct Action Litigation

        In 2001 and 2002, a number of lawsuits, including two purported class action suits, were filed against certain subsidiaries of the Company (collectively or individually, Travelers) and other insurers in state courts in West Virginia, Massachusetts and Hawaii. The plaintiffs alleged that the insurer defendants had inappropriately handled and settled asbestos claims in violation of those states' statutes regulating insurance claims handling and/or those states' common law. In all these suits, the plaintiffs sought to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. These suits are collectively referred to as the Statutory Actions.

        Plaintiffs also filed complaints during 2001 and 2002 in State Courts in West Virginia, Texas and Ohio, and occasionally in other jurisdictions, against Travelers and other insurers, alleging that the insurers breached alleged duties to individuals allegedly exposed to asbestos products. The plaintiffs sought damages for personal injuries and wrongful death, including punitive damages. These suits are collectively referred to as the Common Law Actions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        In response to these claims, Travelers moved to enjoin the Statutory Actions and the Common Law Actions in the federal bankruptcy court that had presided over the bankruptcy of its former policyholder Johns-Manville Corporation on the ground that the suits violated injunctions entered in connection with confirmation of the Johns-Manville bankruptcy (the 1986 Orders). The bankruptcy court issued a temporary restraining order and referred the parties to mediation, which resulted in settlements of the Statutory Actions and the Common Law Actions (the Settlements). The Settlements were contingent upon, among other contingencies, a final order confirming that the 1986 Orders enjoined the Statutory Actions and the Common Law Actions as well as related contribution claims against Travelers (the Clarifying Order).

        Numerous proceedings took place in the bankruptcy, district and appellate courts concerning the entry of the Clarifying Order and approval of the Settlements and their effect on other parties.

        In 2009, the United States Supreme Court affirmed the bankruptcy court's entry of the Clarifying Order enjoining the Statutory Actions and the Common Law Actions. The Supreme Court remanded the case to the lower courts to consider any properly preserved objections. Following resolution, after remand, of one remaining objection (regarding potential contribution claims against the Company), and entry of a final judgment by the bankruptcy court approving the Settlements, Travelers made payment of $579 million to the plaintiffs in January 2015, comprising $502 million provided under the terms of the Settlements, plus pre-judgment and post-judgment interest totaling $77 million. The payment was fully accrued in the Company's financial statements at December 31, 2014.

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

Gain Contingency

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for the reinsurers. The Court of Appeals largely affirmed the entry of summary judgment, but remanded two discrete issues for trial. Thereafter, the reinsurers filed a motion with the trial court to change venue, and the trial court denied the motion.

        On November 7, 2016, the Company agreed to a settlement with one of the three defendants then remaining in this dispute. The Company received payment under the settlement in the fourth quarter of 2016 and, as a result, recognized a $126 million pre-tax ($82 million after-tax) gain in the fourth quarter, which is included in "other revenues" in the consolidated statement of income. The reinsurance recoverable balance related to this case was reduced from approximately $238 million to approximately $31 million in the Company's consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        On December 22, 2016, the Appellate Court, First Department affirmed the denial of the reinsurers' motion to change venue and a trial is set to proceed on May 1, 2017 with regard to the remaining two defendants—both of which are subsidiaries of the same company. At December 31, 2016, the claim related to the remaining defendants totaled $69 million, comprising $31 million of a reinsurance recoverable plus interest amounting to $38 million as of that date. Interest will continue to accrue at an annual rate of 9% until the amounts owed by the remaining defendants are paid, though the reinsurers still party to the case contested that interest is owed in a brief filed on June 6, 2016. The interest that would be owed as part of any judgment ultimately entered in favor of the Company related to the remaining defendants is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.60 billion and $1.71 billion at December 31, 2016 and 2015, respectively.

Guarantees

        In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries and, in certain cases, obligations arising from certain liabilities. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at December 31, 2016, of which $2 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at December 31, 2016, approximately $75 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2016, all of which is indemnified by a third party.

        Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2016, 2015 and 2014.

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at December 31, 2016.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$16,788	$7,746	$—	$—	$24,534
Net investment income	1,569	720	13	—	2,302
Fee income	458	—	—	—	458
Net realized investment gains (losses)(1)	30	39	(1)	—	68
Other revenues	248	36	—	(21)	263

Total revenues	19,093	8,541	12	(21)	27,625

Claims and expenses
Claims and claim adjustment expenses	10,232	4,838	—	—	15,070
Amortization of deferred acquisition costs	2,702	1,283	—	—	3,985
General and administrative expenses	2,928	1,242	5	(21)	4,154
Interest expense	48	—	315	—	363

Total claims and expenses	15,910	7,363	320	(21)	23,572

Income (loss) before income taxes	3,183	1,178	(308)	—	4,053
Income tax expense (benefit)	999	208	(168)	—	1,039
Net income of subsidiaries	—	—	3,154	(3,154)	—

Net income	$2,184	$970	$3,014	$(3,154)	$3,014

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(19)	$(20)	$(1)	$—	$(40)
OTTI losses recognized in net realized investment gains (losses)	$(13)	$(15)	$(1)	$—	$(29)
OTTI losses recognized in OCI	$(6)	$(5)	$—	$—	$(11)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$16,254	$7,620	$—	$—	$23,874
Net investment income	1,612	760	7	—	2,379
Fee income	460	—	—	—	460
Net realized investment gains (losses)(1)	13	(11)	1	—	3
Other revenues	78	21	—	—	99

Total revenues	18,417	8,390	8	—	26,815

Claims and expenses
Claims and claim adjustment expenses	9,208	4,515	—	—	13,723
Amortization of deferred acquisition costs	2,627	1,258	—	—	3,885
General and administrative expenses	2,853	1,225	16	—	4,094
Interest expense	48	—	325	—	373

Total claims and expenses	14,736	6,998	341	—	22,075

Income (loss) before income taxes	3,681	1,392	(333)	—	4,740
Income tax expense (benefit)	1,015	394	(108)	—	1,301
Net income of subsidiaries	—	—	3,664	(3,664)	—

Net income	$2,666	$998	$3,439	$(3,664)	$3,439

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(19)	$(35)	$—	$—	$(54)
OTTI losses recognized in net realized investment gains (losses)	$(18)	$(34)	$—	$—	$(52)
OTTI losses recognized in OCI	$(1)	$(1)	$—	$—	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$16,097	$7,616	$—	$—	$23,713
Net investment income	1,874	907	6	—	2,787
Fee income	448	2	—	—	450
Net realized investment gains(1)	12	64	3	—	79
Other revenues	125	20	—	—	145

Total revenues	18,556	8,609	9	—	27,174

Claims and expenses
Claims and claim adjustment expenses	9,274	4,596	—	—	13,870
Amortization of deferred acquisition costs	2,604	1,278	—	—	3,882
General and administrative expenses	2,755	1,194	15	—	3,964
Interest expense	48	—	321	—	369

Total claims and expenses	14,681	7,068	336	—	22,085

Income (loss) before income taxes	3,875	1,541	(327)	—	5,089
Income tax expense (benefit)	1,095	417	(115)	—	1,397
Net income of subsidiaries	—	—	3,904	(3,904)	—

Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$2,184	$970	$3,014	$(3,154)	$3,014

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(696)	(198)	11	—	(883)
Having credit losses recognized in the consolidated statement of income	11	10	—	—	21
Net changes in benefit plan assets and obligations	25	11	(20)	—	16
Net changes in unrealized foreign currency translation	73	(114)	—	—	(41)

Other comprehensive loss before income taxes and other comprehensive loss of subsidiaries	(587)	(291)	(9)	—	(887)
Income tax benefit	(222)	(66)	(1)	—	(289)

Other comprehensive loss, net of taxes, before other comprehensive loss of subsidiaries	(365)	(225)	(8)	—	(598)
Other comprehensive loss of subsidiaries	—	—	(590)	590	—

Other comprehensive loss	(365)	(225)	(598)	590	(598)

Comprehensive income	$1,819	$745	$2,416	$(2,564)	$2,416

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,650)	$42,014	$18,452	$49	$—	$60,515
Equity securities, available for sale, at fair value (cost $504)	169	408	155	—	732
Real estate investments	56	872	—	—	928
Short-term securities	2,447	791	1,627	—	4,865
Other investments	2,569	878	1	—	3,448

Total investments	47,255	21,401	1,832	—	70,488

Cash	141	164	2	—	307
Investment income accrued	441	183	6	—	630
Premiums receivable	4,545	2,177	—	—	6,722
Reinsurance recoverables	5,664	2,623	—	—	8,287
Ceded unearned premiums	536	53	—	—	589
Deferred acquisition costs	1,741	182	—	—	1,923
Deferred taxes	216	224	25	—	465
Contractholder receivables	3,656	953	—	—	4,609
Goodwill	2,578	1,002	—	—	3,580
Other intangible assets	202	66	—	—	268
Investment in subsidiaries	—	—	27,137	(27,137)	—
Other assets	1,973	370	34	—	2,377

Total assets	$68,948	$29,398	$29,036	$(27,137)	$100,245

Liabilities
Claims and claim adjustment expense reserves	$32,168	$15,781	$—	$—	$47,949
Unearned premium reserves	8,575	3,754	—	—	12,329
Contractholder payables	3,656	953	—	—	4,609
Payables for reinsurance premiums	156	117	—	—	273
Debt	693	—	5,744	—	6,437
Other liabilities	4,106	1,239	82	—	5,427

Total liabilities	49,354	21,844	5,826	—	77,024

Shareholders' equity
Common stock (1,750.0 shares authorized; 279.6 shares issued and outstanding)	—	390	22,614	(390)	22,614
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,933	797	32,185	(8,719)	32,196
Accumulated other comprehensive income (loss)	27	(132)	(755)	105	(755)
Treasury stock, at cost (489.5 shares)	—	—	(30,834)	—	(30,834)

Total shareholders' equity	19,594	7,554	23,210	(27,137)	23,221

Total liabilities and shareholders' equity	$68,948	$29,398	$29,036	$(27,137)	$100,245

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,184	$970	$3,014	$(3,154)	$3,014
Net adjustments to reconcile net income to net cash provided by operating activities	1,085	66	(119)	156	1,188

Net cash provided by operating activities	3,269	1,036	2,895	(2,998)	4,202

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,589	2,380	6	—	8,975
Proceeds from sales of investments:
Fixed maturities	768	647	2	—	1,417
Equity securities	47	45	—	—	92
Real estate investments	—	69	—	—	69
Other investments	586	253	—	—	839
Purchases of investments:
Fixed maturities	(7,921)	(3,676)	(12)	—	(11,609)
Equity securities	(6)	(42)	(3)	—	(51)
Real estate investments	(1)	(47)	—	—	(48)
Other investments	(453)	(127)	—	—	(580)
Net sales (purchases) of short-term securities	(501)	383	(81)	—	(199)
Securities transactions in course of settlement	12	(32)	(1)	—	(21)
Other	(334)	(10)	—	—	(344)

Net cash used in investing activities	(1,214)	(157)	(89)	—	(1,460)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(2,400)	—	(2,400)
Treasury stock acquired—net employee share-based compensation	—	—	(72)	—	(72)
Dividends paid to shareholders	—	—	(757)	—	(757)
Payment of debt	—	—	(400)	—	(400)
Issuance of debt	—	—	491	—	491
Issuance of common stock—employee share options	—	—	332	—	332
Dividends paid to parent company	(2,140)	(858)	—	2,998	—

Net cash used in financing activities	(2,140)	(858)	(2,806)	2,998	(2,806)

Effect of exchange rate changes on cash	1	(10)	—	—	(9)

Net increase (decrease) in cash	(84)	11	—	—	(73)
Cash at beginning of year	225	153	2	—	380

Cash at end of year	$141	$164	$2	$—	$307

Supplemental disclosure of cash flow information
Income taxes paid (received)	$737	$287	$(132)	$—	$892
Interest paid	$47	$—	$311	$—	$358

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692
Net adjustments to reconcile net income to net cash provided by operating activities	343	(293)	118	(167)	1

Net cash provided by operating activities	3,123	831	3,810	(4,071)	3,693

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,625	4,258	11	—	10,894
Proceeds from sales of investments:
Fixed maturities	595	453	1	—	1,049
Equity securities	111	43	4	—	158
Real estate investments	1	14	—	—	15
Other investments	477	378	—	—	855
Purchases of investments:
Fixed maturities	(6,856)	(4,465)	(4)	—	(11,325)
Equity securities	(3)	(42)	(7)	—	(52)
Real estate investments	(22)	(26)	—	—	(48)
Other investments	(405)	(149)	—	—	(554)
Net purchases of short-term securities	(268)	(223)	(7)	—	(498)
Securities transactions in course of settlement	44	38	—	—	82
Acquisition, net of cash acquired	(9)	(3)	—		(12)
Other	(350)	(8)	—	—	(358)

Net cash provided by (used in) investing activities	(60)	268	(2)	—	206

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(3,275)	—	(3,275)
Treasury stock acquired—net employee share-based compensation	—	—	(57)	—	(57)
Dividends paid to shareholders	—	—	(729)	—	(729)
Issuance of common stock—employee share options	—	—	195	—	195
Excess tax benefits from share-based payment arrangements	—	—	57	—	57
Dividends paid to parent company	(2,978)	(1,093)	—	4,071	—

Net cash used in financing activities	(2,978)	(1,093)	(3,809)	4,071	(3,809)

Effect of exchange rate changes on cash	(1)	(9)	—	—	(10)

Net increase (decrease) in cash	84	(3)	(1)	—	80
Cash at beginning of year	137	154	3	—	294

Cash at end of year	$221	$151	$2	$—	$374

Supplemental disclosure of cash flow information
Income taxes paid (received)	$947	$336	$(136)	$—	$1,147
Interest paid	$47	$—	$318	$—	$365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2016 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,686	$6,785	$6,961	$7,193	$27,625
Total expenses	5,769	5,898	6,014	5,891	23,572

Income before income taxes	917	887	947	1,302	4,053
Income tax expense	226	223	231	359	1,039

Net income	$691	$664	$716	$943	$3,014

Net income per share(1):
Basic	$2.33	$2.27	$2.48	$3.32	$10.39
Diluted	2.30	2.24	2.45	3.28	10.28

2015 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,629	$6,710	$6,798	$6,678	$26,815
Total expenses	5,481	5,634	5,491	5,469	22,075

Income before income taxes	1,148	1,076	1,307	1,209	4,740
Income tax expense	315	264	379	343	1,301

Net income	$833	$812	$928	$866	$3,439

Net income per share(1):
Basic	$2.58	$2.56	$3.00	$2.87	$10.99
Diluted	2.55	2.53	2.97	2.83	10.88

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        The Company regularly seeks to identify, develop and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include such activities as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes or utilizing technology developed by third parties. These systems changes are often phased in over multiple periods in order to limit the implementation risk in any one period, and as each change is implemented the Company monitors its effectiveness as part of its internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2016. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2016, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2017

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers are subject to the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the Securities and Exchange Commission on April 1, 2016. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2017 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 18, 2017, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 21, 2017.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 16, 2017.

Name	Age	Office
Alan D. Schnitzer	51	Chief Executive Officer and Director
Jay S. Benet	64	Vice Chairman and Chief Financial Officer
Brian W. MacLean	63	President and Chief Operating Officer
William H. Heyman	68	Vice Chairman and Chief Investment Officer
Avrohom J. Kess	48	Vice Chairman and Chief Legal Officer
Andy F. Bessette	63	Executive Vice President and Chief Administrative Officer
John P. Clifford, Jr.	61	Executive Vice President—Chief Human Resources Officer
Michael F. Klein	49	Executive Vice President and President, Personal Insurance
Thomas M. Kunkel	58	Executive Vice President and President, Bond & Specialty Insurance
Maria Olivo	52	Executive Vice President—Strategic Development and Corporate Treasurer
Kenneth F. Spence, III	61	Executive Vice President and General Counsel
Gregory C. Toczydlowski	50	Executive Vice President and President, Business Insurance

        Alan D. Schnitzer, 51, has been Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014. Mr. Schnitzer was Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.

        Jay S. Benet, 64, has been Vice Chairman and Chief Financial Officer since August 2005. He previously served as Executive Vice President and Chief Financial Officer of the Company from April 2004, and held the same position at Travelers Property Casualty Corp. from February 2002. Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup from March 2001 until January 2002, and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit from April 2000 until March 2001. Previously, he spent ten years in various positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 63, has been President and Chief Operating Officer since June 2008 and in September 2015, he also assumed responsibility for Business and International Insurance. He previously served as Executive Vice President and Chief Operating Officer from May 2005 and was Co-Chief Operating Officer from February 2005. Mr. MacLean was Executive Vice President, Claim Services from 2002 until 2005 and President of Select Accounts from 1999 until 2002. Prior to that, Mr. MacLean held various management positions with a predecessor of the Company since 1988.

        William H. Heyman, 68, has been Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Avrohom J. Kess, 48, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.

        Andy F. Bessette, 63, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including, Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.

        John P. Clifford, Jr., 61, has been Executive Vice President—Chief Human Resources Officer since May 2007. He previously served as Senior Vice President—Human Resources from February 2002 and previously held various management positions with the Company since 1984.

        Michael F. Klein, 49, has been Executive Vice President and President, Personal Insurance, and Head of Enterprise Business Intelligence & Analytics since May 2016. He previously served as Executive Vice President and President, Personal Insurance from July 2015, Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2007. Prior to that Mr. Klein held various positions with the Company since 1990.

        Thomas M. Kunkel, 58, has been Executive Vice President and President of Bond & Specialty Insurance since May 2015. He previously served as President of the Bond & Financial Products organization from 2005. Prior to that, Mr. Kunkel held various positions with the Company or its predecessors since 1984, including Regional Chief Underwriting Officer for Bond's Construction Surety business, head of Bond's field management organization, and head of Bond's Commercial Surety business.

        Maria Olivo, 52, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President—Treasurer from June 2009 and Executive Vice President—Market Development from October 2007. Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications. Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002. Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney's Investment Bank.

        Kenneth F. Spence, III, 61, has been Executive Vice President and General Counsel since January 2005. He previously served as Senior Vice President and General Counsel from August 2004 and held various other legal positions with the Company or its predecessors since 1996.

        Gregory C. Toczydlowski, 50, has been Executive Vice President and President of Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President of Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.

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

Other

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 18, 2017 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election of Directors," "Governance of Your Company—Director Nominations," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 18, 2017 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 18, 2017 is incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2016 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan) which, upon approval by the Company's shareholders in May 2014, replaced The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan). The 2004 Incentive Plan had replaced prior share-based incentive plans (legacy plans), which were then terminated. Outstanding grants were not affected by the termination of these legacy plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	12,147,338	(2)	$87.34 per share	(3)	8,429,404	(4)

(1)
In addition to the 2004 Incentive Plan and the 2014 Incentive Plan, also included are certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan and the 2014 Incentive Plan.

(2)
Total includes (i) 8,593,760 stock options, (ii) 1,335,981 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,825,666 restricted stock units, (iv) 297,483 director deferred stock awards and dividend equivalents accrued thereon and (v) 94,448 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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

(4)
These shares are available for grant as of December 31, 2016 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and shares subject to awards under the 2004 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Item 1—Election of Directors—Nominees for Election of Directors," "Governance of Your Company—Director Independence and Independence Determinations" and "Governance of Your Company—Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 18, 2017 are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 18, 2017 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 151 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 275 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 285 - 289 hereof.

Item 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 16, 2017	By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER Alan D. Schnitzer	Director, Chief Executive Officer (Principal Executive Officer)	February 16, 2017
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 16, 2017
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2017
By	* Alan L. Beller	Director	February 16, 2017
By	* John H. Dasburg	Director	February 16, 2017
By	* Janet M. Dolan	Director	February 16, 2017
By	* Kenneth M. Duberstein	Director	February 16, 2017
By	* Patricia L. Higgins	Director	February 16, 2017
By	* Thomas R. Hodgson	Director	February 16, 2017

Date
By	* William J. Kane	Director	February 16, 2017
By	* Cleve L. Killingsworth Jr.	Director	February 16, 2017
By	* Philip T. Ruegger III	Director	February 16, 2017
By	* Todd C. Schermerhorn	Director	February 16, 2017
By	* Donald J. Shepard	Director	February 16, 2017
By	* Laurie J. Thomsen	Director	February 16, 2017
*By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III, Attorney-in-fact		February 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 16, 2017, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2017

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2016	2015	2014
Revenues
Net investment income	$13	$7	$6
Net realized investment gains (losses)(1)	(1)	1	3

Total revenues	12	8	9

Expenses
Interest	315	325	321
Other	5	16	15

Total expenses	320	341	336

Loss before income taxes and net income of subsidiaries	(308)	(333)	(327)
Income tax benefit	(168)	(108)	(115)

Loss before net income of subsidiaries	(140)	(225)	(212)
Net income of subsidiaries	3,154	3,664	3,904

Net income	$3,014	$3,439	$3,692

(1)
The parent company had $(1) million, $0 and $0 of other-than-temporary impairment losses recognized in net realized investment gains (losses) during the years ended December 31, 2016, 2015 and 2014, respectively. The parent company had no other-than-temporary impairment gains or losses recognized in other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2016	2015	2014
Consolidated net income	$3,014	$3,439	$3,692

Other comprehensive income (loss)—parent company:
Changes in net unrealized gains on investment securities having no credit losses recognized in the consolidated statement of income	11	(3)	6
Net changes in benefit plan assets and obligations	(20)	64	(471)

Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	(9)	61	(465)
Income tax expense (benefit)	(1)	21	(163)

Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	(8)	40	(302)
Other comprehensive income (loss) of subsidiaries	(590)	(1,077)	372

Consolidated other comprehensive income (loss)	(598)	(1,037)	70

Consolidated comprehensive income	$2,416	$2,402	$3,762

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2016	2015
Assets
Fixed maturities	$49	$46
Equity securities	155	141
Short-term securities	1,627	1,546
Investment in subsidiaries	27,137	27,573
Other assets	68	58

Total assets	$29,036	$29,364

Liabilities
Debt	$5,744	$5,651
Other liabilities	82	127

Total liabilities	5,826	5,778

Shareholders' equity
Common stock (1,750.0 shares authorized, 279.6 and 295.9 shares issued and outstanding)	22,614	22,172
Retained earnings	32,185	29,933
Accumulated other comprehensive loss	(755)	(157)
Treasury stock, at cost (489.5 and 467.6 shares)	(30,834)	(28,362)

Total shareholders' equity	23,210	23,586

Total liabilities and shareholders' equity	$29,036	$29,364

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$3,014	$3,439	$3,692
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,154)	(3,664)	(3,904)
Dividends received from consolidated subsidiaries	2,998	3,833	4,071
Capital received from subsidiaries	—	3	—
Deferred federal income tax expense (benefit)	12	(6)	51
Change in income taxes payable	(48)	51	(87)
Other	73	113	(13)

Net cash provided by operating activities	2,895	3,769	3,810

Cash flows from investing activities
Net purchases of short-term securities	(81)	(16)	(7)
Other investments, net	(8)	(20)	5

Net cash used in investing activities	(89)	(36)	(2)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(2,400)	(3,150)	(3,275)
Treasury stock acquired—net employee share-based compensation	(72)	(74)	(57)
Dividends paid to shareholders	(757)	(739)	(729)
Payment of debt	(400)	(400)	—
Issuance of debt	491	392	—
Issuance of common stock—employee share options	332	183	195
Other	—	55	57

Net cash used in financing activities	(2,806)	(3,733)	(3,809)

Net decrease in cash	—	—	(1)
Cash at beginning of year	2	2	3

Cash at end of year	$2	$2	$2

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$132	$209	$136
Cash paid during the year for interest	$311	$318	$318

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

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     GUARANTEES

        The Travelers Companies, Inc. (TRV) fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and TIGHI. The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        TRV also has contingent obligations for guarantees in connection with the selling of businesses to third parties and various indemnifications including indemnifications to service providers in the normal course of business. The guarantees and indemnification clauses are often standard contractual terms and include indemnifications for breaches of representations and warranties and in some cases obligations arising from certain liabilities. The terms of these provisions vary in duration and nature. Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, TRV is unable to provide an estimate of the maximum potential payments for such arrangements.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2014-2016
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2016
Business and International Insurance	$1,093	$41,006	$7,134	$14,620	$1,763	$9,190	$2,358	$2,746	$14,675
Bond & Specialty Insurance	232	2,944	1,308	2,088	210	572	397	389	2,099
Personal Insurance	598	3,979	3,887	7,826	329	5,308	1,230	988	8,184

Total—Reportable Segments	1,923	47,929	12,329	24,534	2,302	15,070	3,985	4,123	24,958
Other	—	20	—	—	—	—	—	394	—

Consolidated	$1,923	$47,949	$12,329	$24,534	$2,302	$15,070	$3,985	$4,517	$24,958

2015
Business and International Insurance	$1,072	$41,563	$7,147	$14,521	$1,824	$8,859	$2,329	$2,686	$14,583
Bond & Specialty Insurance	225	3,157	1,292	2,085	223	643	393	389	2,081
Personal Insurance	552	3,552	3,532	7,268	332	4,221	1,163	988	7,457

Total—Reportable Segments	1,849	48,272	11,971	23,874	2,379	13,723	3,885	4,063	24,121
Other	—	23	—	—	—	—	—	404	—

Consolidated	$1,849	$48,295	$11,971	$23,874	$2,379	$13,723	$3,885	$4,467	$24,121

2014
Business and International Insurance	$1,080	$42,700	$7,208	$14,512	$2,156	$9,145	$2,321	$2,541	$14,636
Bond & Specialty Insurance	222	3,435	1,286	2,076	252	481	388	403	2,103
Personal Insurance	533	3,689	3,345	7,125	379	4,244	1,173	989	7,165

Total—Reportable Segments	1,835	49,824	11,839	23,713	2,787	13,870	3,882	3,933	23,904
Other	—	26	—	—	—	—	—	400	—

Consolidated	$1,835	$49,850	$11,839	$23,713	$2,787	$13,870	$3,882	$4,333	$23,904

(1)
See note 2 of notes to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(2)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period
2016
Reinsurance recoverables	$157	$—	$—	$41	$116
Allowance for uncollectible:
Premiums receivable from underwriting activities	$65	$35	$—	$39	$61
Deductibles	$35	$5	$—	$6	$34
2015
Reinsurance recoverables	$203	$—	$—	$46	$157
Allowance for uncollectible:
Premiums receivable from underwriting activities	$70	$38	$—	$43	$65
Deductibles	$36	$3	$—	$4	$35
2014
Reinsurance recoverables	$239	$—	$—	$36	$203
Allowance for uncollectible:
Premiums receivable from underwriting activities	$75	$44	$—	$49	$70
Deductibles	$39	$—	$—	$3	$36

(1)
Credited to the related asset account.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2014-2016
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2016	$1,923	$47,929	$1,083	$12,329	$24,534	$2,302	$15,675	$(680)	$3,985	$14,796	$24,958
2015	$1,849	$48,272	$1,066	$11,971	$23,874	$2,379	$14,471	$(817)	$3,885	$14,474	$24,121
2014	$1,835	$49,824	$1,080	$11,839	$23,713	$2,787	$14,688	$(885)	$3,882	$14,066	$23,904

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see note 7 of notes to the consolidated financial statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2		Bylaws of The Travelers Companies, Inc. as Amended and Restated November 3, 2016 were filed as Exhibit 3.2 to the Company's current report on Form 8-K filed on November 9, 2016, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 7, 2013, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Compensation Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.4	*	Letter Agreement between Alan D. Schnitzer and the Company, dated August 4, 2015, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.5	*	Time Sharing Agreement, dated September 2, 2015, by and between the Company and Alan D. Schnitzer, was filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.6	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.7	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of March 24, 2014, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014, and is incorporated herein by reference.

10.8	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated August 4, 2015, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.9	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated March 28, 2016, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.10	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

10.11	*	The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 19, 2016, and is incorporated herein by reference.

10.12	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.13	*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.14	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.15	*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.16	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.17	*	Amendment to the SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.18	*	Current Director Compensation Program, effective as of May 19, 2016, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016, and is incorporated herein by reference.

10.19	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.20	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.21	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.22	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.23	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.24	*	The Travelers Severance Plan (as Amended and Restated, effective January 1, 2015) was filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.25	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.26	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.27	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.28	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.29	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.30	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016, was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.31	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.32	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.33	*	The SPC Annual Incentive Plan was filed as an exhibit to SPC's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.

10.34	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.35	†*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers is filed herewith.

10.36	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.37	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.38	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

Exhibit Number		Description of Exhibit
10.39	*	Form of Performance Shares Award Notification and Agreement (2014) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.40	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2014) was filed as Exhibit 10.48 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.41	*	Form of Performance Shares Award Notification and Agreement (2015) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.42	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2015) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.43	*	Form of Performance Shares Award Notification and Agreement (2016) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.44	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2016) was filed as Exhibit 10.45 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.45	†*	Form of Performance Shares Award Notification and Agreement (2017) is filed herewith.

10.46	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.

10.47	*	Form of Restricted Stock Unit Award Notification and Agreement for Brian W. MacLean was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.48	*	Separation Agreement, dated June 2, 2016, between The Travelers Indemnity Company and Doreen Spadorcia was filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016, and is incorporated herein by reference.

10.49	†*	Letter Agreement between Avrohom J. Kess and the Company, dated December 19, 2016, is filed herewith.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements of the Company on Form S-8 (SEC File No. 33-56987, No. 333-25203, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972, No. 333-176002, No. 333-196290 and No. 333-212078) and Form S-3 (SEC File No. 333-212077) is filed herewith.

24.1	†	Power of Attorney is filed herewith.

31.1	†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	†	Certification of Alan D. Schnitzer, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheet at December 31, 2016 and 2015; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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