Form 10-Q
period 2017-03-31
TRAVELERS COMPANIES, INC.
filed 2017-04-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 17, 2017 was 279,415,829.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2017

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2017	2016
Revenues
Premiums	$6,183	$5,981
Net investment income	610	544
Fee income	113	117
Net realized investment gains (losses) (1)	5	(9)
Other revenues	31	53

Total revenues	6,942	6,686

Claims and expenses
Claims and claim adjustment expenses	4,094	3,712
Amortization of deferred acquisition costs	1,003	971
General and administrative expenses	996	995
Interest expense	89	91

Total claims and expenses	6,182	5,769

Income before income taxes	760	917
Income tax expense	143	226

Net income	$617	$691

Net income per share
Basic	$2.19	$2.33

Diluted	$2.17	$2.30

Weighted average number of common shares outstanding
Basic	279.7	294.2

Diluted	282.4	297.9

Cash dividends declared per share	$0.67	$0.61

(1)  Total other-than-temporary impairment (OTTI) losses were $(1) million and $(28) million for the three months ended March 31, 2017 and 2016, respectively.  Of total OTTI, credit losses of $(2) million and $(18) million for the three months ended March 31, 2017 and 2016, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized gains (losses) from other changes in total OTTI of $1 million and $(10) million for the three months ended March 31, 2017 and 2016, respectively, were recognized in other comprehensive income as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2017	2016

Net income	$617	$691

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	144	714
Having credit losses recognized in the consolidated statement of income	—	5
Net changes in benefit plan assets and obligations	17	16
Net changes in unrealized foreign currency translation	41	103

Other comprehensive income before income taxes	202	838
Income tax expense	62	267

Other comprehensive income, net of taxes	140	571

Comprehensive income	$757	$1,262

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,269 and $59,650)	$61,268	$60,515
Equity securities, available for sale, at fair value (cost $512 and $504)	751	732
Real estate investments	926	928
Short-term securities	4,817	4,865
Other investments	3,495	3,448

Total investments	71,257	70,488

Cash	249	307
Investment income accrued	575	630
Premiums receivable	7,012	6,722
Reinsurance recoverables	8,199	8,287
Ceded unearned premiums	745	589
Deferred acquisition costs	1,987	1,923
Deferred taxes	261	465
Contractholder receivables	4,668	4,609
Goodwill	3,584	3,580
Other intangible assets	266	268
Other assets	2,443	2,377

Total assets	$101,246	$100,245

Liabilities
Claims and claim adjustment expense reserves	$48,320	$47,949
Unearned premium reserves	12,814	12,329
Contractholder payables	4,668	4,609
Payables for reinsurance premiums	429	273
Debt	6,438	6,437
Other liabilities	4,965	5,427

Total liabilities	77,634	77,024

Shareholders’ equity
Common stock (1,750.0 shares authorized; 279.4 and 279.6 shares issued and outstanding)	22,724	22,614
Retained earnings	32,623	32,196
Accumulated other comprehensive loss	(615)	(755)
Treasury stock, at cost (491.9 and 489.5 shares)	(31,120)	(30,834)

Total shareholders’ equity	23,612	23,221

Total liabilities and shareholders’ equity	$101,246	$100,245

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2017	2016
Common stock
Balance, beginning of year	$22,614	$22,172
Employee share-based compensation	68	47
Compensation amortization under share-based plans and other changes	42	50

Balance, end of period	22,724	22,269

Retained earnings
Balance, beginning of year	32,196	29,945
Net income	617	691
Dividends	(190)	(181)
Other	—	(1)

Balance, end of period	32,623	30,454

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(755)	(157)
Other comprehensive income	140	571

Balance, end of period	(615)	414

Treasury stock (at cost)
Balance, beginning of year	(30,834)	(28,362)
Treasury stock acquired — share repurchase authorization	(225)	(550)
Net shares acquired related to employee share-based compensation plans	(61)	(59)

Balance, end of period	(31,120)	(28,971)

Total shareholders’ equity	$23,612	$24,166

Common shares outstanding
Balance, beginning of year	279.6	295.9
Treasury stock acquired — share repurchase authorization	(1.9)	(5.1)
Net shares issued under employee share-based compensation plans	1.7	1.6

Balance, end of period	279.4	292.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2017	2016
Cash flows from operating activities
Net income	$617	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(5)	9
Depreciation and amortization	211	213
Deferred federal income tax expense	151	105
Amortization of deferred acquisition costs	1,003	971
Equity in income from other investments	(109)	(17)
Premiums receivable	(286)	(393)
Reinsurance recoverables	94	126
Deferred acquisition costs	(1,065)	(1,014)
Claims and claim adjustment expense reserves	334	226
Unearned premium reserves	475	328
Other	(645)	(395)

Net cash provided by operating activities	775	850

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,218	1,748
Proceeds from sales of investments:
Fixed maturities	188	421
Equity securities	21	14
Real estate investments	11	69
Other investments	195	186
Purchases of investments:
Fixed maturities	(3,056)	(2,700)
Equity securities	(22)	(12)
Real estate investments	(16)	(7)
Other investments	(124)	(162)
Net sales of short-term securities	49	85
Securities transactions in course of settlement	157	291
Other	(63)	(79)

Net cash used in investing activities	(442)	(146)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(225)	(550)
Treasury stock acquired — net employee share-based compensation	(61)	(59)
Dividends paid to shareholders	(190)	(180)
Issuance of common stock — employee share options	83	64

Net cash used in financing activities	(393)	(725)

Effect of exchange rate changes on cash	2	2

Net decrease in cash	(58)	(19)
Cash at beginning of year	307	380

Cash at end of period	$249	$361

Supplemental disclosure of cash flow information
Income taxes paid	$2	$63
Interest paid	$43	$42

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Company’s 2016 Annual Report).

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

On March 13, 2017, the Company announced an agreement to acquire Simply Business from Aquiline Capital Partners LLC for total consideration of approximately $490 million, which includes the repayment of debt and other obligations at the completion of the transaction.  Simply Business is a leading digital provider of insurance policies to small businesses in the United Kingdom, offering products online on behalf of a broad panel of carriers.  The Company expects to fund the transaction, subject to market conditions, through a combination of debt financing and internal resources. The transaction is expected to close in the third quarter of 2017, subject to regulatory approvals and other customary closing conditions.

Adoption of Accounting Standards

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the Financial Accounting Standards Board (FASB) issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance was effective for reporting periods beginning after December 15, 2016, and was applied prospectively.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance was effective for reporting periods beginning after December 15, 2016. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic post retirement cost (net benefit costs). Net benefit costs comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees.  The update requires that the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

employer service cost component be reported in the same lines as other employee compensation cost and that the other components (non-service costs) be presented separately from the service cost and outside of a subtotal of income from operations if one is presented.  The update also allows only the service cost component to be eligible for capitalization in assets when applicable.

The updated guidance is effective for reporting periods beginning after December 15, 2017. The update is to be applied retrospectively with respect to the presentation of service cost and non-service cost and prospectively with respect to applying the service cost only eligible for capitalization in assets guidance. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements.

The Company adopted the updated guidance effective January 1, 2017. See note 11 which has been expanded to disclose the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the consolidated statement of income in which such amounts are reported. The updated guidance with respect to only service costs being eligible for capitalization in assets was not applicable.

For information regarding accounting standards that the Company adopted during the years presented, see the “Adoption of Accounting Standards” section of note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

Accounting Standards Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

Nature of Operations

For the periods presented in these financial statements, the Company was organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. These segments reflected the manner in which the Company’s businesses were managed and represented an aggregation of products and services based on type of customer, how the business was marketed and the manner in which risks were underwritten.  For more information regarding the Company’s business segment structure in effect for the periods presented in these financial statements, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

Effective April 1, 2017, the Company’s results will be reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses will be managed.  While the segmentation of the Company’s domestic businesses will be unchanged, the Company’s international businesses, which were previously reported in total within the Business and International Insurance segment, will now be disaggregated among these three newly aligned business segments.  The newly aligned segments will be presented in the Company’s financial statements beginning with the period ending June 30, 2017, and prior periods presented therein will be reclassified to conform to the new presentation.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments.

(for the three months ended March 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$3,620	$514	$2,049	$6,183
Net investment income	470	52	88	610
Fee income	109	—	4	113
Other revenues	10	5	15	30
Total segment revenues (1)	$4,209	$571	$2,156	$6,936
Segment income (1)	$468	$129	$79	$676

2016
Premiums	$3,599	$508	$1,874	$5,981
Net investment income	415	52	77	544
Fee income	114	—	3	117
Other revenues	33	3	14	50
Total segment revenues (1)	$4,161	$563	$1,968	$6,692
Segment income (1)	$476	$144	$139	$759

(1)                  Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$976	$981
Commercial automobile	506	491
Commercial property	435	437
General liability	491	482
Commercial multi-peril	774	782
Other	7	5
Total Domestic	3,189	3,178
International	431	421
Total Business and International Insurance	3,620	3,599

Bond & Specialty Insurance:
Fidelity and surety	234	230
General liability	235	234
Other	45	44
Total Bond & Specialty Insurance	514	508

Personal Insurance:
Automobile	1,094	936
Homeowners and Other	955	938
Total Personal Insurance	2,049	1,874
Total earned premiums	6,183	5,981
Net investment income	610	544
Fee income	113	117
Other revenues	30	50
Total segment revenues	6,936	6,692
Other revenues	1	3
Net realized investment gains (losses)	5	(9)
Total revenues	$6,942	$6,686

Income reconciliation, net of tax
Total segment income	$676	$759
Interest Expense and Other (1)	(62)	(61)
Core income	614	698
Net realized investment gains (losses)	3	(7)
Net income	$617	$691

(1)  The primary component of Interest Expense and Other for the three months ended March 31, 2017 and 2016 was after-tax interest expense of $58 million and $59 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2017	December 31, 2016
Asset reconciliation:
Business and International Insurance	$80,397	$79,468
Bond & Specialty Insurance	7,358	7,296
Personal Insurance	13,146	13,118
Total segment assets	100,901	99,882
Other assets (1)	345	363
Total consolidated assets	$101,246	$100,245

(1)                  The primary components of other assets at both March 31, 2017 and December 31, 2016 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,043	$10	$4	$2,049
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,082	303	159	14,226
Revenue	11,349	238	134	11,453
State general obligation	1,653	36	20	1,669
Pre-refunded	4,428	184	—	4,612
Total obligations of states, municipalities and political subdivisions	31,512	761	313	31,960

Debt securities issued by foreign governments	1,559	33	2	1,590
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,690	97	7	1,780
All other corporate bonds	23,378	528	111	23,795
Redeemable preferred stock	87	7	—	94
Total	$60,269	$1,436	$437	$61,268

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,031	$9	$5	$2,035
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,955	271	182	14,044
Revenue	10,910	215	147	10,978
State general obligation	1,717	36	22	1,731
Pre-refunded	4,968	190	1	5,157
Total obligations of states, municipalities and political subdivisions	31,550	712	352	31,910

Debt securities issued by foreign governments	1,631	34	3	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	100	6	1,708
All other corporate bonds	22,737	508	138	23,107
Redeemable preferred stock	87	6	—	93
Total	$59,650	$1,369	$504	$60,515

Pre-refunded bonds of $4.61 billion and $5.16 billion at March 31, 2017 and December 31, 2016, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $188 million and $421 million during the three months ended March 31, 2017 and 2016, respectively. Gross gains of $7 million and $23 million and gross losses of $2 million and $7 million were realized on those sales during the three months ended March 31, 2017 and 2016, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2017, in millions)	Cost	Gains	Losses	Value
Public common stock	$398	$223	$2	$619
Non-redeemable preferred stock	114	23	5	132
Total	$512	$246	$7	$751

		Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$390	$216	$3	$603
Non-redeemable preferred stock	114	20	5	129
Total	$504	$236	$8	$732

Proceeds from sales of equity securities classified as available for sale were $21 million and $14 million during the three months ended March 31, 2017 and 2016, respectively.  Gross gains of $6 million and $3 million and gross losses of less than $1 million and $2 million were realized on those sales during the three months ended March 31, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at March 31, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,275	$4	$—	$—	$1,275	$4
Obligations of states, municipalities and political subdivisions	9,185	313	44	—	9,229	313
Debt securities issued by foreign governments	243	2	—	—	243	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	529	6	40	1	569	7
All other corporate bonds	5,718	96	343	15	6,061	111
Total fixed maturities	16,950	421	427	16	17,377	437

Equity securities
Public common stock	35	—	16	2	51	2
Non-redeemable preferred stock	—	—	60	5	60	5
Total equity securities	35	—	76	7	111	7
Total	$16,985	$421	$503	$23	$17,488	$444

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,124	$5	$—	$—	$1,124	$5
Obligations of states, municipalities and political subdivisions	9,781	352	12	—	9,793	352
Debt securities issued by foreign governments	360	3	—	—	360	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	528	5	43	1	571	6
All other corporate bonds	6,470	115	437	23	6,907	138
Total fixed maturities	18,263	480	492	24	18,755	504

Equity securities
Public common stock	45	2	10	1	55	3
Non-redeemable preferred stock	2	—	59	5	61	5
Total equity securities	47	2	69	6	116	8
Total	$18,310	$482	$561	$30	$18,871	$512

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2017 totaled $1 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $2 million and $18 million for the three months ended March 31, 2017 and 2016, respectively.

The cumulative amount of credit losses on fixed maturities held at March 31, 2017 and 2016, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $83 million and $92 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months ended March 31, 2017 and 2016 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both March 31, 2017 and December 31, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment losses related to U.S. Treasury futures contracts were $3 million and $19 million in the three months ended March 31, 2017 and 2016, respectively.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both March 31, 2017 and December 31, 2016.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $179 million and $99 million at March 31, 2017 and December 31, 2016, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $83 million and $85 million at March 31, 2017 and December 31, 2016, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,049	$2,049	$—	$—
Obligations of states, municipalities and political subdivisions	31,960	—	31,956	4
Debt securities issued by foreign governments	1,590	—	1,590	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,780	—	1,692	88
All other corporate bonds	23,795	5	23,620	170
Redeemable preferred stock	94	3	91	—
Total fixed maturities	61,268	2,057	58,949	262

Equity securities
Public common stock	619	619	—	—
Non-redeemable preferred stock	132	67	65	—
Total equity securities	751	686	65	—
Other investments	53	17	—	36
Total	$62,072	$2,760	$59,014	$298

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	$2,035	$—	$—
Obligations of states, municipalities and political subdivisions	31,910	—	31,898	12
Debt securities issued by foreign governments	1,662	—	1,662	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	—	1,704	4
All other corporate bonds	23,107	—	22,939	168
Redeemable preferred stock	93	3	90	—
Total fixed maturities	60,515	2,038	58,293	184

Equity securities
Public common stock	603	603	—	—
Non-redeemable preferred stock	129	51	78	—
Total equity securities	732	654	78	—
Other investments	53	17	—	36
Total	$61,300	$2,709	$58,371	$220

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

(at March 31, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,817	$4,817	$991	$3,791	$35

Financial liabilities:
Debt	$6,338	$7,306	$—	$7,306	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,865	$4,865	$1,223	$3,607	$35

Financial liabilities:
Debt	$6,337	$7,262	$—	$7,262	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 98% of short-term securities at both March 31, 2017 and December 31, 2016. For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at March 31, 2017 and December 31, 2016.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2017 or year ended December 31, 2016.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

(in millions)	March 31, 2017	December 31, 2016
Business and International Insurance (1)	$2,449	$2,446
Bond & Specialty Insurance	497	496
Personal Insurance	612	612
Other	26	26
Total	$3,584	$3,580

(1)  Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class:

(at March 31, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$161	$49
Not subject to amortization	217	—	217
Total	$427	$161	$266

(at December 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$159	$51
Not subject to amortization	217	—	217
Total	$427	$159	$268

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

Amortization expense of intangible assets was $3 million for each of the three months ended March 31, 2017 and 2016.  Intangible asset amortization expense is estimated to be $7 million for the remainder of 2017, $8 million in 2018, $6 million in 2019, $5 million in 2020 and $5 million in 2021.

6.                       INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2017	December 31, 2016
Property-casualty	$48,301	$47,929
Accident and health	19	20
Total	$48,320	$47,949

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the three months ended March 31, 2017 and 2016:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                       INSURANCE CLAIM RESERVES, Continued

(for the three months ended March 31, in millions)	2017	2016

Claims and claim adjustment expense reserves at beginning of year	$47,929	$48,272
Less reinsurance recoverables on unpaid losses	7,981	8,449
Net reserves at beginning of year	39,948	39,823

Estimated claims and claim adjustment expenses for claims arising in the current year	4,126	3,843
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(50)	(149)
Total increases	4,076	3,694
Claims and claim adjustment expense payments for claims arising in:
Current year	887	789
Prior years	2,812	2,563
Total payments	3,699	3,352
Unrealized foreign exchange loss	34	102
Net reserves at end of period	40,359	40,267
Plus reinsurance recoverables on unpaid losses	7,942	8,351
Claims and claim adjustment expense reserves at end of period	$48,301	$48,618

Gross claims and claim adjustment expense reserves at March 31, 2017 increased by $372 million from December 31, 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses incurred in the first quarter of 2017, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at March 31, 2017 decreased by $39 million from December 31, 2016, primarily reflecting the impact of cash collections in the first three months of 2017.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2017 and 2016, estimated claims and claim adjustment expenses incurred included $50 million and $149 million, respectively, of net favorable development for claims arising in prior years, including $81 million and $180 million, respectively, of net favorable prior year reserve development impacting the Company’s results of operations and $13 million of accretion of discount in each period.

Business and International Insurance. Net favorable prior year reserve development in the first quarter of 2017 totaled $71 million, primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the general liability product line for both primary and excess coverages for accident years 2009 and prior as well as accident year 2014, partially offset by (iii) net unfavorable prior year reserve development in the Company’s international operations in Europe due to the U.K. Ministry of Justice’s recent “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.  Net favorable prior year reserve development in the first quarter of 2016 totaled $93 million, primarily driven by better than expected loss experience in the Company’s domestic operations in (i) the workers’ compensation product line for excess coverages for accident years 2006 and prior, (ii) the general liability product line, primarily related to excess coverages for accident years 2011 and 2013 and (iii) the commercial automobile product line for accident years 2010 and prior, as well as in the Company’s international operations in Europe and Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                       INSURANCE CLAIM RESERVES, Continued

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2017 totaled $10 million.  Net favorable prior year reserve development in first quarter 2016 totaled $60 million, primarily driven by better than expected loss experience in the surety product line for accident years 2012 through 2014.

Personal Insurance.  There was no net prior year reserve development in the first quarter of 2017.  Net favorable prior year reserve development in first quarter 2016 totaled $27 million, primarily driven by better than expected loss experience in (i) the Homeowners and Other product line for liability coverages for accident year 2014 and (ii) in the Automobile product line for accident year 2014.

7.                       OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2017.

	Changes in Net Unrealized Gains on Investment Securities		Net Benefit Plan
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2016	$528	$202	$(703)	$(782)	$(755)

Other comprehensive income (OCI) before reclassifications	100	—	—	35	135
Amounts reclassified from AOCI	(7)	—	12	—	5
Net OCI, current period	93	—	12	35	140
Balance, March 31, 2017	$621	$202	$(691)	$(747)	$(615)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income and the related income tax expense for the three months ended March 31, 2017 and 2016.

(for the three months ended March 31, in millions)	2017	2016

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$144	$714
Income tax expense	51	247
Net of taxes	93	467

Having credit losses recognized in the consolidated statement of income	—	5
Income tax expense	—	2
Net of taxes	—	3

Net changes in benefit plan assets and obligations	17	16
Income tax expense	5	5
Net of taxes	12	11

Net changes in unrealized foreign currency translation	41	103
Income tax expense	6	13
Net of taxes	35	90

Total other comprehensive income	202	838
Total income tax expense	62	267
Total other comprehensive income, net of taxes	$140	$571

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months ended March 31, 2017 and 2016.

(for the three months ended March 31, in millions)	2017	2016

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(10)	$(11)
Income tax expense (2)	(3)	(4)
Net of taxes	(7)	(7)

Having credit losses recognized in the consolidated statement of income (1)	—	11
Income tax benefit (2)	—	4
Net of taxes	—	7

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	7	6
General and administrative expenses (3)	10	10
Total	17	16
Income tax benefit (2)	5	5
Net of taxes	12	11

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	7	16
Total income tax benefit	2	5
Total reclassifications, net of taxes	$5	$11

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) expenses on the consolidated statement of income.

8.                       COMMON SHARE REPURCHASES

During the three months ended March 31, 2017, the Company repurchased 1.9 million shares under its share repurchase authorization for a total cost of $225 million.  The average cost per share repurchased was $120.86.  On April 20, 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $709 million of capacity remaining at March 31, 2017.  In addition, the Company acquired 0.5 million shares for a total cost of $61 million during the three months ended March 31, 2017 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016

Basic and Diluted
Net income, as reported	$617	$691
Participating share-based awards — allocated income	(4)	(5)
Net income available to common shareholders — basic and diluted	$613	$686

Common Shares
Basic
Weighted average shares outstanding	279.7	294.2

Diluted
Weighted average shares outstanding	279.7	294.2
Weighted average effects of dilutive securities — stock options and performance shares	2.7	3.7
Total	282.4	297.9

Net Income per Common Share
Basic	$2.19	$2.33
Diluted	$2.17	$2.30

10.          SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2017:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,328,223	$86.11	6.5 years	$218
Exercisable at end of period	3,631,047	$68.37	4.8 years	$189

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $42 million and $50 million for the three months ended March 31, 2017 and 2016, respectively.  The related tax benefits recognized in earnings were $14 million and $17 million for the three months ended March 31, 2017 and 2016, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2017 was $214 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2017	2016	2017	2016

Net Periodic Benefit Cost:
Service cost	$30	$29	$—	$—

Non-service cost:
Interest cost on benefit obligation	31	30	2	2
Expected return on plan assets	(60)	(57)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	18	17	—	—
Total non-service cost	(11)	(10)	1	1
Net periodic benefit cost	$19	$19	$1	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2017	2016	2017	2016

Service Cost:
Claims and claim adjustment expenses	$12	$12	$—	$—
General and administrative expenses	18	17	—	—
Total service cost	30	29	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(4)	(4)	—	—
General and administrative expenses	(7)	(6)	1	1
Total non-service cost	(11)	(10)	1	1
Net periodic benefit cost	$19	$19	$1	$1

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

environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current insurance reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

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

On November 7, 2016, the Company agreed to a settlement with one of the three defendants then remaining in this dispute. The Company received payment under the settlement in the fourth quarter of 2016 and, as a result, recognized a $126 million pre-tax ($82 million after-tax) gain in the fourth quarter, which was included in “other revenues” in the consolidated statement of income for the year ended December 31, 2016.  The reinsurance recoverable balance related to this case was reduced from approximately $238 million to approximately $31 million in the Company’s consolidated balance sheet.

On December 22, 2016, the Appellate Court, First Department affirmed the denial of the reinsurers’ motion to change venue and a trial is set to proceed on May 1, 2017 with regard to the remaining two defendants — both of which are subsidiaries of the same company.  At March 31, 2017, the claim related to the remaining defendants totaled $71 million, comprising the $31 million of reinsurance recoverable plus interest amounting to $40 million as of that date. Interest will continue to accrue at an annual rate of 9% until the amounts owed by the remaining defendants are paid, though the reinsurers still party to the case contested that interest is owed in a brief filed on June 6, 2016.  The interest that would be owed as part of any judgment ultimately entered in favor of the Company related to the remaining defendants is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.60 billion at both March 31, 2017 and December 31, 2016.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at March 31, 2017, of which $2 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at March 31, 2017, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2017, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2016 Annual Report.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at March 31, 2017.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,228	$1,955	$—	$—	$6,183
Net investment income	412	194	4	—	610
Fee income	113	—	—	—	113
Net realized investment gains (losses) (1)	(4)	9	—	—	5
Other revenues	24	9	—	(2)	31
Total revenues	4,773	2,167	4	(2)	6,942

Claims and expenses
Claims and claim adjustment expenses	2,752	1,342	—	—	4,094
Amortization of deferred acquisition costs	668	335	—	—	1,003
General and administrative expenses	703	292	3	(2)	996
Interest expense	12	—	77	—	89
Total claims and expenses	4,135	1,969	80	(2)	6,182

Income (loss) before income taxes	638	198	(76)	—	760
Income tax expense (benefit)	130	54	(41)	—	143
Net income of subsidiaries	—	—	652	(652)	—
Net income	$508	$144	$617	$(652)	$617

(1)          Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Total OTTI losses	$—	$(1)	$—	$—	$(1)
OTTI losses recognized in net realized investment gains (losses)	$(1)	$(1)	$—	$—	$(2)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$508	$144	$617	$(652)	$617

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	93	44	7	—	144
Having credit losses recognized in the consolidated statement of income	1	(1)	—	—	—
Net changes in benefit plan assets and obligations	—	—	17	—	17
Net changes in unrealized foreign currency translation	25	16	—	—	41
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	119	59	24	—	202
Income tax expense	37	16	9	—	62
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	82	43	15	—	140
Other comprehensive income of subsidiaries	—	—	125	(125)	—
Other comprehensive income	82	43	140	(125)	140
Comprehensive income	$590	$187	$757	$(777)	$757

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,269)	$42,549	$18,669	$50	$—	$61,268
Equity securities, available for sale, at fair value (cost $512)	173	416	162	—	751
Real estate investments	55	871	—	—	926
Short-term securities	2,202	559	2,056	—	4,817
Other investments	2,605	889	1	—	3,495
Total investments	47,584	21,404	2,269	—	71,257
Cash	91	156	2	—	249
Investment income accrued	402	169	4	—	575
Premiums receivable	4,730	2,282	—	—	7,012
Reinsurance recoverables	5,628	2,571	—	—	8,199
Ceded unearned premiums	668	77	—	—	745
Deferred acquisition costs	1,794	193	—	—	1,987
Deferred taxes	38	201	22	—	261
Contractholder receivables	3,715	953	—	—	4,668
Goodwill	2,582	1,002	—	—	3,584
Other intangible assets	202	64	—	—	266
Investment in subsidiaries	—	—	27,118	(27,118)	—
Other assets	2,094	311	38	—	2,443
Total assets	$69,528	$29,383	$29,453	$(27,118)	$101,246
Liabilities
Claims and claim adjustment expense reserves	$32,421	$15,899	$—	$—	$48,320
Unearned premium reserves	8,918	3,896	—	—	12,814
Contractholder payables	3,715	953	—	—	4,668
Payables for reinsurance premiums	259	170	—	—	429
Debt	693	—	5,745	—	6,438
Other liabilities	3,870	989	106	—	4,965
Total liabilities	49,876	21,907	5,851	—	77,634
Shareholders’ equity
Common stock (1,750.0 shares authorized; 279.4 shares issued and outstanding)	—	390	22,724	(390)	22,724
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,908	678	32,613	(8,576)	32,623
Accumulated other comprehensive income (loss)	110	(91)	(615)	(19)	(615)
Treasury stock, at cost (491.9 shares)	—	—	(31,120)	—	(31,120)
Total shareholders’ equity	19,652	7,476	23,602	(27,118)	23,612
Total liabilities and shareholders’ equity	$69,528	$29,383	$29,453	$(27,118)	$101,246

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,650)	$42,014	$18,452	$49	$—	$60,515
Equity securities, available for sale, at fair value (cost $504)	169	408	155	—	732
Real estate investments	56	872	—	—	928
Short-term securities	2,447	791	1,627	—	4,865
Other investments	2,569	878	1	—	3,448
Total investments	47,255	21,401	1,832	—	70,488
Cash	141	164	2	—	307
Investment income accrued	441	183	6	—	630
Premiums receivable	4,545	2,177	—	—	6,722
Reinsurance recoverables	5,664	2,623	—	—	8,287
Ceded unearned premiums	536	53	—	—	589
Deferred acquisition costs	1,741	182	—	—	1,923
Deferred taxes	216	224	25	—	465
Contractholder receivables	3,656	953	—	—	4,609
Goodwill	2,578	1,002	—	—	3,580
Other intangible assets	202	66	—	—	268
Investment in subsidiaries	—	—	27,137	(27,137)	—
Other assets	1,973	370	34	—	2,377
Total assets	$68,948	$29,398	$29,036	$(27,137)	$100,245
Liabilities
Claims and claim adjustment expense reserves	$32,168	$15,781	$—	$—	$47,949
Unearned premium reserves	8,575	3,754	—	—	12,329
Contractholder payables	3,656	953	—	—	4,609
Payables for reinsurance premiums	156	117	—	—	273
Debt	693	—	5,744	—	6,437
Other liabilities	4,106	1,239	82	—	5,427
Total liabilities	49,354	21,844	5,826	—	77,024
Shareholders’ equity
Common stock (1,750.0 shares authorized; 279.6 shares issued and outstanding)	—	390	22,614	(390)	22,614
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,933	797	32,185	(8,719)	32,196
Accumulated other comprehensive income (loss)	27	(132)	(755)	105	(755)
Treasury stock, at cost (489.5 shares)	—	—	(30,834)	—	(30,834)
Total shareholders’ equity	19,594	7,554	23,210	(27,137)	23,221
Total liabilities and shareholders’ equity	$68,948	$29,398	$29,036	$(27,137)	$100,245

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$508	$144	$617	$(652)	$617
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	112	(16)	205	(143)	158
Net cash provided by operating activities	620	128	822	(795)	775

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,638	580	—	—	2,218
Proceeds from sales of investments:
Fixed maturities	88	100	—	—	188
Equity securities	2	19	—	—	21
Real estate investments	—	11	—	—	11
Other investments	144	51	—	—	195
Purchases of investments:
Fixed maturities	(2,191)	(864)	(1)	—	(3,056)
Equity securities	(1)	(20)	(1)	—	(22)
Real estate investments	—	(16)	—	—	(16)
Other investments	(96)	(28)	—	—	(124)
Net sales (purchases) of short-term securities	245	233	(429)	—	49
Securities transactions in course of settlement	102	53	2	—	157
Other	(70)	7	—	—	(63)
Net cash provided by (used in) investing activities	(139)	126	(429)	—	(442)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(225)	—	(225)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(190)	—	(190)
Issuance of common stock — employee share options	—	—	83	—	83
Dividends paid to parent company	(532)	(263)	—	795	—
Net cash used in financing activities	(532)	(263)	(393)	795	(393)

Effect of exchange rate changes on cash	1	1	—	—	2

Net decrease in cash	(50)	(8)	—	—	(58)
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$91	$156	$2	$—	$249
Supplemental disclosure of cash flow information
Income taxes paid	$1	$1	$—	$—	$2
Interest paid	$16	$—	$27	$—	$43

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2016

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$525	$205	$691	$(730)	$691
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	151	(55)	115	(52)	159
Net cash provided by operating activities	676	150	806	(782)	850

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,239	507	2	—	1,748
Proceeds from sales of investments:
Fixed maturities	237	183	1	—	421
Equity securities	4	10	—	—	14
Real estate investments	—	69	—	—	69
Other investments	122	64	—	—	186
Purchases of investments:
Fixed maturities	(1,534)	(1,162)	(4)	—	(2,700)
Equity securities	(1)	(10)	(1)	—	(12)
Real estate investments	—	(7)	—	—	(7)
Other investments	(123)	(39)	—	—	(162)
Net sales (purchases) of short-term securities	(152)	317	(80)	—	85
Securities transactions in course of settlement	159	131	1	—	291
Other	(78)	(1)	—	—	(79)
Net cash provided by (used in) investing activities	(127)	62	(81)	—	(146)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(550)	—	(550)
Treasury stock acquired — net employee share-based compensation	—	—	(59)	—	(59)
Dividends paid to shareholders	—	—	(180)	—	(180)
Issuance of common stock — employee share options	—	—	64	—	64
Dividends paid to parent company	(565)	(217)	—	782	—
Net cash used in financing activities	(565)	(217)	(725)	782	(725)

Effect of exchange rate changes on cash	2	—	—	—	2
Net decrease in cash	(14)	(5)	—	—	(19)
Cash at beginning of year	225	153	2	—	380
Cash at end of period	$211	$148	$2	$—	$361
Supplemental disclosure of cash flow information
Income taxes paid (received)	$51	$17	$(5)	$—	$63
Interest paid	$16	$—	$26	$—	$42

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2017 First Quarter Consolidated Results of Operations

•                   Net income of $617 million, or $2.19 per share basic and $2.17 per share diluted

•                   Net earned premiums of $6.18 billion

•                   Catastrophe losses of $347 million ($226 million after-tax)

•                   Net favorable prior year reserve development of $81 million ($44 million after-tax)

•                   Combined ratio of 96.0%

•                   Net investment income of $610 million ($480 million after-tax)

•                   Operating cash flows of $775 million

2017 First Quarter Consolidated Financial Condition

•                   Total investments of $71.26 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $101.25 billion

•                   Total debt of $6.44 billion, resulting in a debt-to-total capital ratio of 21.4% (22.0% excluding net unrealized investment gains, net of tax)

•                   Repurchased 2.4 million common shares for a total cost of $286 million and paid $190 million of dividends to shareholders

•                   Common stock dividend increased to $0.72 per share, a 7.5% increase, on April 20, 2017

•                   Share repurchase authorization increased by $5.0 billion on April 20, 2017

•                   Shareholders’ equity of $23.61 billion

•                   Net unrealized investment gains of $1.26 billion ($823 million after-tax)

•                   Book value per common share of $84.51

•      Holding company liquidity of $2.11 billion

Agreement to Acquire U.K. — Based Simply Business

On March 13, 2017, the Company announced an agreement to acquire Simply Business from Aquiline Capital Partners LLC for total consideration of approximately $490 million, which includes the repayment of debt and other obligations at the completion of the transaction.  Simply Business is a leading digital provider of insurance policies to small businesses in the United Kingdom, offering products online on behalf of a broad panel of carriers.  The Company expects to fund the transaction, subject to market conditions, through a combination of debt financing and internal resources. The transaction is expected to close in the third quarter of 2017, subject to regulatory approvals and other customary closing conditions.

Realignment of Reportable Business Segments

Effective April 1, 2017, the Company’s results will be reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses will be managed. The discussion of segment results herein is based on the Company’s reportable business segment structure as it existed on March 31, 2017 prior to the realignment.

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2017	2016
Revenues
Premiums	$6,183	$5,981
Net investment income	610	544
Fee income	113	117
Net realized investment gains (losses)	5	(9)
Other revenues	31	53

Total revenues	6,942	6,686

Claims and expenses
Claims and claim adjustment expenses	4,094	3,712
Amortization of deferred acquisition costs	1,003	971
General and administrative expenses	996	995
Interest expense	89	91

Total claims and expenses	6,182	5,769

Income before income taxes	760	917
Income tax expense	143	226

Net income	$617	$691

Net income per share
Basic	$2.19	$2.33
Diluted	$2.17	$2.30

Combined ratio
Loss and loss adjustment expense ratio	65.3%	61.1%
Underwriting expense ratio	30.7	31.2

Combined ratio	96.0%	92.3%

Incremental impact of direct to consumer initiative on combined ratio	0.3%	0.3%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.17 in the first quarter of 2017 decreased by 6% from diluted net income per share of $2.30 in the same period of 2016.  Net income of $617 million in the first quarter of 2017 decreased by 11% from net income of $691 million in the same period of 2016.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iii) higher catastrophe losses and (iv) lower other revenues, partially offset by (v) higher net investment income.  Net favorable prior year reserve development in the first quarters of 2017 and 2016 was $81 million and $180 million, respectively.  Catastrophe losses in the first quarters of 2017 and 2016 were $347 million and $318 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses and other loss activity and (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016. Partially offsetting the net pre-tax decrease in income was a related decrease in income tax expense.  In addition, income tax expense in the first quarter of 2017 was reduced by $39 million as a result of the resolution of prior year income tax matters.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months ended March 31, 2017 and 2016, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or Business and International Insurance’s segment income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2017 were $6.18 billion, $202 million or 3% higher than in the same period of 2016.  In Business and International Insurance and in Bond & Specialty Insurance, earned premiums in the first quarter of 2017 were 1% higher than in the same period of 2016.  In Personal Insurance, earned premiums in the first quarter of 2017 were 9% higher than in the same period of 2016.  Factors contributing to the changes in earned premiums are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, dollars in millions)	2017	2016
Average investments (1)	$70,865	$69,926
Pre-tax net investment income	610	544
After-tax net investment income	480	439
Average pre-tax yield (2)	3.4%	3.1%
Average after-tax yield (2)	2.7%	2.5%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2017 was $610 million, $66 million or 12% higher than in the same period of 2016.  Net investment income from fixed maturity investments was $477 million in the first quarter of 2017, a decrease of $26 million from the same period in 2016.  The decrease primarily resulted from lower long-term reinvestment rates available in the market, partially offset by the impact of a slightly higher level of fixed maturity investments.  Net investment income generated by non-fixed maturity investments was $131 million in the first quarter of 2017, $87 million higher than in the same period of 2016, primarily due to higher returns from private equity limited partnerships.

Fee Income

The National Accounts market in Business and International Insurance is the primary source of the Company’s fee-based business.  The $4 million decrease in fee income in the first quarter of 2017 compared with the same period of 2016 is discussed in the Business and International Insurance discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

(for the three months ended March 31, in millions)	2017	2016
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses	$(2)	$(18)
Other net realized investment gains	7	9

Net realized investment gains (losses)	$5	$(9)

Other Revenues

Other revenues in the first quarters of 2017 and 2016 included installment premium charges.  Other revenues in the first quarter of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in Business and International Insurance.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2017 were $4.09 billion, $382 million or 10% higher than in the same period of 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) lower net favorable prior year reserve development, (iii) loss cost trends, (iv) normal quarterly variability in non-catastrophe weather-related losses and other loss activity, (v) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (vi) higher catastrophe losses.  Catastrophe losses in the first quarter of 2017 primarily resulted from wind and hail storms in several regions of the United States, as well as a winter storm in the eastern United States.  Catastrophe losses in the first quarter of 2016 primarily resulted from wind and hail storms in Texas and several other regions of the United States, as well as winter storms in the eastern United States.

Factors contributing to net favorable prior year reserve development during the first quarters of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2017 and 2016, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2017 and 2016 for significant catastrophes that occurred in 2016 and 2015, and the estimate of ultimate losses for those catastrophes at March 31, 2017 and December 31, 2016.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2016 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development For The Three Months Ended March 31,		Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2017	2016	March 31, 2017	December 31, 2016

2015
PCS Serial Number:
68 — Winter storm	$4	$—	$133	$129

2016
PCS Serial Number:
21 — Severe wind and hail storms	1	163	151	150
25 — Severe wind and hail storms	5	n/a	173	168

2017
PCS Serial Number:
22 — Severe wind and hail storms	115	n/a	115	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2017 was $1.00 billion, $32 million or 3% higher than in the same period of 2016.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2017 were $996 million, comparable with the same period of 2016.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarters of 2017 and 2016 was $89 million and $91 million, respectively.

Income Tax Expense

Income tax expense in the first quarter of 2017 was $143 million, $83 million or 37% lower than in the same period of 2016, primarily reflecting the impact of the $157 million decline in income before income taxes and the $39 million reduction in income tax expense resulting from the resolution of prior year income tax matters.

The Company’s effective tax rate was 19% and 25% in the first quarters of 2017 and 2016, respectively.  The effective tax rates in both periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rate in the first quarter of 2017 reflected the impact of the resolution of prior year income tax matters.

Combined Ratio

The combined ratio of 96.0% in the first quarter of 2017 was 3.7 points higher than the combined ratio of 92.3% in the same period of 2016.

The loss and loss adjustment expense ratio of 65.3% in the first quarter of 2017 was 4.2 points higher than the loss and loss adjustment expense ratio of 61.1% in the same period of 2016.  Catastrophe losses accounted for 5.6 points and 5.3 points of the 2017 and 2016 first quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first quarters of 2017 and 2016 provided 1.3 points and 3.0 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2017 first quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was 2.2 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses and other loss activity and (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016.

The underwriting expense ratio of 30.7% in the first quarter of 2017 was 0.5 points lower than the underwriting expense ratio of 31.2% in the same period of 2016.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Business and International Insurance	$4,457	$4,366
Bond & Specialty Insurance	549	536
Personal Insurance	2,012	1,810

Total	$7,018	$6,712

	Net Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Business and International Insurance	$4,027	$3,914
Bond & Specialty Insurance	504	492
Personal Insurance	1,964	1,760

Total	$6,495	$6,166

Gross and net written premiums in the first quarter of 2017 both increased by 5% over the same period of 2016.  Factors contributing to the changes in gross and net written premiums are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of Business and International Insurance were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2017	2016
Revenues
Earned premiums	$3,620	$3,599
Net investment income	470	415
Fee income	109	114
Other revenues	10	33

Total revenues	$4,209	$4,161

Total claims and expenses	$3,608	$3,541

Segment income	$468	$476

Loss and loss adjustment expense ratio	63.9%	62.4%
Underwriting expense ratio	32.4	32.4

Combined ratio	96.3%	94.8%

Overview

Segment income in the first quarter of 2017 was $468 million, $8 million or 2% lower than segment income of $476 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins, (ii) lower other revenues and (iii) lower net favorable prior year reserve development, largely offset by (iv) higher net investment income and (v) lower catastrophe losses.  Net favorable prior year reserve development in the first quarters of 2017 and 2016 was $71 million and $93 million, respectively.  Catastrophe losses in the first quarters of 2017 and 2016 were $134 million and $148 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses and other loss activity and (ii) loss cost trends that modestly exceed earned pricing.  Partially offsetting the net pre-tax decrease in income was a decrease in income tax expense that primarily resulted from a $15 million reduction in income tax expense due to the resolution of prior year income tax matters.

Earned Premiums

Earned premiums in the first quarter of 2017 were $3.62 billion, $21 million or 1% higher than in the same period of 2016.

Net Investment Income

Net investment income in the first quarter of 2017 was $470 million, $55 million or 13% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2017 compared with the same period of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the first quarter of 2017 was $109 million, $5 million or 4% lower than in the same period of 2016, primarily reflecting lower serviced premium volume due to the depopulation of workers’ compensation residual market pools.

Other Revenues

Other revenues in the first quarters of 2017 and 2016 included installment premium charges.  Other revenues in the first quarter of 2016 also included proceeds from the favorable settlement of a claims-related legal matter.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2017 were $2.36 billion, $65 million or 3% higher than in the same period of 2016, primarily reflecting the impacts of (i) loss cost trends, (ii) lower net favorable prior year reserve development and (iii) normal quarterly variability in non-catastrophe weather-related losses and other loss activity, partially offset by (iv) lower catastrophe losses.  Factors contributing to net favorable prior year reserve development during the first quarters of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2017 was $588 million, $9 million or 2% higher than in the same period of 2016, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2017 were $656 million, $7 million or 1% lower than in the same period of 2016.

Income Tax Expense

Income tax expense in the first quarter of 2017 was $133 million, $11 million or 8% lower than in the same period of 2016, primarily reflecting the impact of the $15 million reduction in income tax expense resulting from the resolution of prior year income tax matters.

Combined Ratio

The combined ratio of 96.3% in the first quarter of 2017 was 1.5 points higher than the combined ratio of 94.8% in the same period of 2016.

The loss and loss adjustment expense ratio of 63.9% in the first quarter of 2017 was 1.5 points higher than the loss and loss adjustment expense ratio of 62.4% in the same period of 2016.  Net favorable prior year reserve development in the first quarters of 2017 and 2016 provided 1.9 points and 2.6 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2017 and 2016 accounted for 3.7 points and 4.1 points, respectively, of the loss and loss adjustment expense ratio.  The 2017 first quarter underlying loss and loss adjustment expense ratio was 1.2 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses and other loss activity and (ii) loss cost trends that modestly exceeded earned pricing.

The underwriting expense ratio of 32.4% in the first quarter of 2017 was comparable with the underwriting expense ratio in the same period of 2016.

Written Premiums

Business and International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Domestic:
Select Accounts	$765	$744
Middle Market	2,032	1,902
National Accounts	471	534
First Party	436	440
Specialized Distribution	256	287
Total Domestic	3,960	3,907
International	497	459
Total Business and International Insurance	$4,457	$4,366

	Net Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Domestic:
Select Accounts	$755	$724
Middle Market	1,956	1,830
National Accounts	288	320
First Party	352	358
Specialized Distribution	255	285

Total Domestic	3,606	3,517
International	421	397

Total Business and International Insurance	$4,027	$3,914

Gross and net written premiums in the first quarter of 2017 increased by 2% and 3%, respectively, over the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.

Select Accounts.  Net written premiums of $755 million in the first quarter of 2017 increased by 4% over the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive but were lower than in the same period of 2016.  New business premiums in the first quarter of 2017 increased over the same period of 2016.

Middle Market.  Net written premiums of $1.96 billion in the first quarter of 2017 increased by 7% over the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive and were higher than in the same period of 2016.  New business premiums in the first quarter of 2017 decreased from the same period of 2016.

National Accounts.  Net written premiums of $288 million in the first quarter of 2017 decreased by 10% from the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive but were lower than in the same period of 2016.  New business premiums in the first quarter of 2017 decreased from the same period of 2016.

First Party.  Net written premiums of $352 million in the first quarter of 2017 decreased by 2% from the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 were slightly negative, consistent with the same period of 2016.  New business premiums in the first quarter of 2017 decreased from the same period of 2016.

Specialized Distribution.  Net written premiums of $255 million in the first quarter of 2017 decreased by 11% from the same period of 2016.  Business retention rates declined from the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive and were higher than in the same period of 2016.  New business premiums in the first quarter of 2017 decreased from the same period of 2016.

International.  Net written premiums of $421 million in the first quarter of 2017 increased by 6% over the same period of 2016.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 were slightly positive, compared with slightly negative in the same period of 2016.  New business premiums in the first quarter of 2017 increased over the same period of 2016.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2017	2016
Revenues
Earned premiums	$514	$508
Net investment income	52	52
Other revenues	5	3

Total revenues	$571	$563

Total claims and expenses	$410	$354

Segment income	$129	$144

Loss and loss adjustment expense ratio	41.1%	31.9%
Underwriting expense ratio	38.2	37.4

Combined ratio	79.3%	69.3%

Overview

Segment income in the first quarter of 2017 was $129 million, $15 million or 10% lower than segment income of $144 million in the same period of 2016, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development. Net favorable prior year reserve development in the first quarters of 2017 and 2016 was $10 million and $60 million, respectively.  Catastrophe losses in the first quarters of both 2017 and 2016 were $1 million.  Partially offsetting the net pre-tax decrease in income was a related decrease in income tax expense.  In addition, income tax expense in the first quarter of 2017 was reduced by $17 million as a result of the resolution of prior year income tax matters.

Earned Premiums

Earned premiums in the first quarter of 2017 were $514 million, $6 million or 1% higher than in the same period of 2016.

Net Investment Income

Net investment income in the first quarter of 2017 was $52 million, comparable with the same period of 2016.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the first quarter of 2017 as compared with the same period of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2017 were $213 million, $49 million or 30% higher than in the same period of 2016, primarily reflecting lower net favorable prior year reserve development.  Factors contributing to net favorable prior year reserve development during the first quarters of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2017 was $97 million, $1 million or 1% higher than in the same period of 2016.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2017 were $100 million, $6 million or 6% higher than in the same period of 2016, primarily reflecting higher employee and technology related expenses.

Income Tax Expense

Income tax expense in the first quarter of 2017 was $32 million, $33 million or 51% lower than in the same period of 2016, primarily reflecting the impact of the $17 million reduction in income tax expense resulting from the resolution of prior year income tax matters and the $48 million decline in income before income taxes.

Combined Ratio

The combined ratio of 79.3% in the first quarter of 2017 was 10.0 points higher than the combined ratio of 69.3% in the same period of 2016 due to lower net favorable prior year reserve development.

The loss and loss adjustment expense ratio of 41.1% in the first quarter of 2017 was 9.2 points higher than the loss and loss adjustment expense ratio of 31.9% in the same period of 2016.  Net favorable prior year reserve development in the first quarters of 2017 and 2016 provided 1.9 points and 11.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in each of the first quarters of 2017 and 2016 accounted for 0.1 points of the loss and loss adjustment expense ratio.  The 2017 first quarter underlying loss and loss adjustment expense ratio was 0.8 points lower than the 2016 ratio on the same basis.

The underwriting expense ratio of 38.2% in the first quarter of 2017 was 0.8 points higher than the underwriting expense ratio of 37.4% in the same period of 2016.

Written Premiums

Bond & Specialty Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Total Bond & Specialty Insurance	$549	$536

	Net Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Total Bond & Specialty Insurance	$504	$492

Gross and net written premiums in the first quarter of 2017 were both 2% higher than in the same period of 2016.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive and were higher than in the same period of 2016.  New business premiums in the first quarter of 2017 decreased slightly from the same period of 2016.

Personal Insurance

Results of Personal Insurance were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2017	2016
Revenues
Earned premiums	$2,049	$1,874
Net investment income	88	77
Fee income	4	3
Other revenues	15	14

Total revenues	$2,156	$1,968

Total claims and expenses	$2,067	$1,775

Segment income	$79	$139

Loss and loss adjustment expense ratio	74.1%	66.7%
Underwriting expense ratio	25.8	27.0

Combined ratio	99.9%	93.7%

Incremental impact of direct to consumer initiative on combined ratio	0.9%	0.9%

Overview

Segment income in the first quarter of 2017 was $79 million, $60 million or 43% lower than segment income of $139 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins, (ii) higher catastrophe losses and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher net investment income.  Catastrophe losses in the first quarters of 2017 and 2016 were $212 million and $169 million, respectively.  There was no net prior year reserve development in the first quarter of 2017, compared with net favorable prior year reserve development of $27 million in the same period of 2016.  The lower underlying underwriting margins primarily resulted from the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016, and (ii) normal quarterly variability in non-catastrophe weather-related losses and other loss activity.  Partially offsetting the net pre-tax decrease in income was a related decrease in income tax expense.  In addition, income tax expense in the first quarter of 2017 was reduced by $7 million as a result of the resolution of prior year income tax matters.

Earned Premiums

Earned premiums in the first quarter of 2017 were $2.05 billion, $175 million or 9% higher than in the same period of 2016, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2017 was $88 million, $11 million or 14% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2017 compared with the same period of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the first quarters of 2017 and 2016 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2017 were $1.52 billion, $268 million or 21% higher than in the same period of 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) higher catastrophe losses, (iii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016, (iv) lower net favorable prior year reserve development, (v) loss cost trends and (vi) normal quarterly variability in non-catastrophe weather-related losses and other loss activity.  Factors contributing to net favorable prior year reserve development during the first quarters of 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2017 was $318 million, $22 million or 7% higher than in the same period of 2016, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2017 were $232 million, $2 million or 1% higher than in the same period of 2016.

Income Tax Expense

Income tax expense in the first quarter of 2017 was $10 million, $44 million or 81% lower than in the same period of 2016, primarily reflecting the impact of the $104 million decline in income before income taxes and the $7 million reduction in income tax expense resulting from the resolution of prior year income tax matters.

Combined Ratio

The combined ratio of 99.9% in the first quarter of 2017 was 6.2 points higher than the combined ratio of 93.7% in the same period of 2016.

The loss and loss adjustment expense ratio of 74.1% in the first quarter of 2017 was 7.4 points higher than the loss and loss adjustment expense ratio of 66.7% in the same period of 2016.  Catastrophe losses accounted for 10.4 points and 9.0 points of the loss and loss adjustment expense ratios in the first quarters of 2017 and 2016, respectively.  Net favorable prior year reserve development in the first quarter of 2016 provided 1.4 points of benefit to the loss and loss adjustment expense ratio.  The 2017 first quarter underlying loss and loss adjustment expense ratio was 4.6 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016, (ii) the tenure impact of higher levels of new business in recent years in the Automobile product line and (iii) normal quarterly variability in non-catastrophe weather-related losses and other loss activity.

The underwriting expense ratio of 25.8% in the first quarter of 2017 was 1.2 points lower than the underwriting expense ratio of 27.0% in the same period of 2016, primarily reflecting the impact of an increase in earned premiums.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of Personal Insurance’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Agency Automobile	$1,094	$939
Agency Homeowners and Other	835	803

Total Agency Personal Insurance	$1,929	$1,742

	Net Written Premiums
(for the three months ended March 31, in millions)	2017	2016

Agency Automobile	$1,087	$932
Agency Homeowners and Other	794	760

Total Agency Personal Insurance	$1,881	$1,692

Gross and net agency written premiums in the first quarter of 2017 were both 11% higher than in the same period of 2016.

In the Agency Automobile line of business, net written premiums in the first quarter of 2017 were 17% higher than in the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive and were higher than in the same period of 2016.  New business premiums in the first quarter of 2017 increased over the same period of 2016.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2017 were 4% higher than in the same period of 2016.  Business retention rates remained strong in the first quarter of 2017.  Renewal premium changes in the first quarter of 2017 remained positive and were comparable with the same period of 2016.  New business premiums in the first quarter of 2017 increased over the same period of 2016.

For its Agency business, Personal Insurance had approximately 6.7 million and 6.3 million active policies at March 31, 2017 and 2016, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the first quarter of 2017 were $83 million, $15 million or 22% higher than in the same period of 2016.  In the first quarter of 2017, automobile net written premiums increased by $13 million, or 25% and homeowners and other net written premiums increased by $2 million, or 12% over the same period of 2016.  The direct to consumer business had 303,000 and 254,000 active policies at March 31, 2017 and 2016, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2017	2016
Income (loss)	$(62)	$(61)

The income (loss) for Interest Expense and Other in the first quarters of 2017 and 2016 was $(62) million and $(61) million, respectively.  After-tax interest expense was $58 million and $59 million in the first quarters of 2017 and 2016, respectively.

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

Net asbestos paid loss and loss expenses in the first quarter of 2017 were $58 million, compared with $37 million in the same period of 2016.  Net asbestos reserves were $1.27 billion at March 31, 2017, compared with $1.77 billion at March 31, 2016.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2017	2016
Beginning reserves:
Gross	$1,512	$1,989
Ceded	(186)	(179)

Net	1,326	1,810

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	76	52
Ceded	(18)	(15)

Net	58	37

Foreign exchange and other:
Gross	—	—
Ceded	—	—

Net	—	—

Ending reserves:
Gross	1,436	1,937
Ceded	(168)	(164)

Net	$1,268	$1,773

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

Net environmental paid loss and loss expenses in the first quarters of 2017 and 2016 were $16 million and $10 million, respectively.  At March 31, 2017, approximately 92% of the net environmental reserve (approximately $337 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $29 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2017	2016
Beginning reserves:
Gross	$395	$375
Ceded	(13)	(14)

Net	382	361

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	16	10
Ceded	—	—

Net	16	10

Foreign exchange and other:
Gross	—	1
Ceded	—	—

Net	—	1

Ending reserves:
Gross	379	366
Ceded	(13)	(14)

Net	$366	$352

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

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the Company’s current insurance reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods.

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2017 were $71.26 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2017 was $61.27 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2017 and December 31, 2016.  Below investment grade securities represented 2.9% of the total fixed maturity investment portfolio at both March 31, 2017 and December 31, 2016.  The average effective duration of fixed maturities and short-term securities was 4.3 (4.6 excluding short-term securities) at March 31, 2017 and 4.2 (4.5 excluding short-term securities) at December 31, 2016.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2017 and December 31, 2016 included $31.96 billion and $31.91 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2017 and December 31, 2016 were $4.61 billion and $5.16 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2017, approximately 99% were rated at “A3” or above, and approximately 97% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2017.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2017, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2017 and December 31, 2016 included $1.78 billion and $1.71 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).

While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2017 and December 31, 2016 were $539 million and $563 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.24 billion and $1.15 billion at March 31, 2017 and December 31, 2016, respectively. Approximately 52% and 51% of the Company’s CMO holdings at March 31, 2017 and December 31, 2016, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $591 million and $566 million of non-guaranteed CMO holdings was “Baa1” and “Baa2” at March 31, 2017 and December 31, 2016, respectively.  The average credit rating of all of the above securities was “Aa2” at both March 31, 2017 and December 31, 2016.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2016 Annual Report.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2017 and December 31, 2016, the carrying value of the Company’s other investments was $3.50 billion and $3.45 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2016 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2017	December 31, 2016
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,153	$3,181
Allowance for uncollectible reinsurance	(115)	(116)

Net reinsurance recoverables	3,038	3,065
Mandatory pools and associations	2,016	2,054
Structured settlements	3,145	3,168

Total reinsurance recoverables	$8,199	$8,287

The $27 million decline in net reinsurance recoverables from December 31, 2016 primarily reflected the impacts of cash collections in the first quarter of 2017.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2017.  In Business and International Insurance, the Company expects that domestic renewal premium changes during the remainder of 2017 will remain positive and will be broadly consistent with the levels attained in the first quarter of 2017.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes during the remainder of 2017 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first quarter of 2017.  In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2017 will remain positive, but will be lower than the levels attained in the first quarter of 2017.  With respect to surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during the remainder of 2017 will be slightly higher than the level attained in the same period of 2016.  In Personal Insurance, the Company expects that Agency Auto renewal premium changes during the remainder of 2017 will remain positive and will be higher than the levels attained in the first quarter of 2017, and Agency Homeowners and Other renewal premium changes during the remainder of 2017 will remain positive and will be broadly consistent with the levels attained in the first quarter of 2017.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2017 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio in the short-term.

General economic and geopolitical uncertainty regarding a variety of domestic and international matters, such as the political and regulatory environment, the U.S. Federal budget and potential changes in tax laws in the United States, the repeal, replacement or modification of the Affordable Care Act, economic uncertainty in the United States and in various parts of the world, the United Kingdom’s withdrawal from the European Union, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting lower levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, lower levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2017, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and non-catastrophe weather-related losses are inherently unpredictable from period to period.  The Company’s results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses occur.

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

It is possible that changes in economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered “long tail”, such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year.  For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected,” and “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” in the Company’s 2016 Annual Report.

In Business and International Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2017 will be broadly consistent with those in the same period of 2016, reflecting the modest impact of loss trends in excess of earned pricing, largely offset by lower (and more normalized) levels of non-catastrophe weather-related losses.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2017 will be broadly consistent with those in the same period of 2016.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2017 will be slightly higher than in the same period of 2016 and the underlying combined ratio during the remainder of 2017 will be broadly consistent with the same period of 2016.  In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2017 compared with the same period of 2016, reflecting actions taken to improve profitability that will earn in increasingly throughout the year, as well as the timing impact of higher loss trends for bodily injury liability coverages that were recognized in the last half of 2016.  In Agency Homeowners and Other, the Company expects that underlying underwriting margins will be slightly lower and the underlying combined ratio will be slightly higher during the remainder of 2017 than in the same period of 2016, reflecting higher (and more normalized) levels of loss activity.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.3 (4.6 excluding short-term securities) at March 31, 2017.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2017, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Based on the current interest rate environment, which remains very low by historical standards, the Company estimates that the impact of lower reinvestment yields on fixed maturity investments, partially offset by the impact of slightly higher levels of fixed maturities combined with higher short-term investment yields could, during the remainder of 2017, result in approximately $15 million to $20 million of lower after-tax net investment income from those portfolios on a quarterly basis as compared to the corresponding quarters of 2016.  The impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2017 is hard to predict.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2017, the Company could experience a reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $999 million ($657 million after-tax) in its fixed maturity investment portfolio at March 31, 2017.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” included in “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio” herein.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are also subject to a number of additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in the Company’s 2016 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2017, see “Liquidity and Capital Resources.”  As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates.  For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity.  For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2016 Annual Report.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report and “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2016 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2017, TRV held total cash and short-term invested assets in the United States aggregating $2.11 billion and having a weighted average maturity of 60 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $2.11 billion at March 31, 2017 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2017, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2017.

TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2017.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $179 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2017.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On December 15, 2017, the Company’s $450 million, 5.75% senior notes will mature.  The Company may pay this maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.  The Company recently announced that it had agreed to acquire U.K.-based Simply Business for total consideration of approximately $490 million, which includes the repayment of debt and other obligations at the completion of the transaction.  The Company expects to fund this transaction, subject to market conditions, through a combination of debt financing and internal resources.

Operating Activities

Net cash flows provided by operating activities in the first quarters of 2017 and 2016 were $775 million and $850 million, respectively.

Investing Activities

Net cash flows used in investing activities in the first quarters of 2017 and 2016 were $442 million and $146 million, respectively.  The Company’s consolidated total investments at March 31, 2017 increased by $769 million, or 1% over year-end 2016, primarily reflecting the impacts of net cash flows provided by operating activities and an increase in the unrealized appreciation of investments, partially offset by common share repurchases and dividends paid to shareholders.

Financing Activities

Net cash flows used in financing activities in the first quarters of 2017 and 2016 were $393 million and $725 million, respectively.  The totals in both periods primarily reflected common share repurchases and dividends paid to shareholders, partially offset by the proceeds from employee stock option exercises.  Common share repurchases in the first quarters of 2017 and 2016 were $286 million and $609 million, respectively.  Share repurchases in the first quarter of 2017 were lower than in the same period of 2016 as the Company moderated its share repurchases to provide financing flexibility for the pending acquisition of Simply Business.

Dividends.  Dividends paid to shareholders were $190 million and $180 million in the first quarters of 2017 and 2016, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 20, 2017, the Company announced that it increased its regular quarterly dividend from $0.67 per share to $0.72 per share, a 7.5% increase.  The increased dividend is payable June 30, 2017 to shareholders of record on June 9, 2017.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2017, the Company repurchased 1.9 million shares under its share repurchase authorization for a total cost of $225 million.  The average cost per share repurchased was $120.86.  On April 20, 2017, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $709 million of capacity remaining at March 31, 2017.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2017 and December 31, 2016.

(in millions)	March 31, 2017	December 31, 2016
Debt:
Short-term	$550	$550
Long-term	5,911	5,911
Net unamortized fair value adjustments and debt issuance costs	(23)	(24)

Total debt	6,438	6,437

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,227	23,976
Accumulated other comprehensive loss	(615)	(755)

Total shareholders’ equity	23,612	23,221

Total capitalization	$30,050	$29,658

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gain on investments.

(dollars in millions)	March 31, 2017	December 31, 2016

Total capitalization	$30,050	$29,658
Less: net unrealized gain on investments, net of taxes	823	730

Total capitalization excluding net unrealized gains on investments	$29,227	$28,928

Debt-to-total capital ratio	21.4%	21.7%

Debt-to-total capital ratio excluding net unrealized gain on investments	22.0%	22.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 22.0% at March 31, 2017 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  There were no rating agency actions taken with respect to the Company since February 16, 2017, the date on which the Company’s 2016 Annual Report was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2016 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2016 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2016.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.82 billion at March 31, 2017) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2017			December 31, 2016
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,846	$6,932	$11,778	$4,951	$6,925	$11,876
Commercial property	738	431	1,169	752	357	1,109
Commercial multi-peril	1,804	1,985	3,789	1,807	1,935	3,742
Commercial automobile	2,166	1,173	3,339	2,190	1,178	3,368
Workers’ compensation	10,346	8,937	19,283	10,322	8,786	19,108
Fidelity and surety	231	323	554	242	323	565
Personal automobile	1,863	1,080	2,943	1,852	1,038	2,890
Homeowners and personal—other	610	654	1,264	622	468	1,090
International and other	2,648	1,534	4,182	2,740	1,441	4,181

Property-casualty	25,252	23,049	48,301	25,478	22,451	47,929
Accident and health	19	—	19	20	—	20

Claims and claim adjustment expense reserves	$25,271	$23,049	$48,320	$25,498	$22,451	$47,949

The $371 million increase in gross claims and claim adjustment expense reserves since December 31, 2016 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses incurred in the first quarter of 2017, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2016 Annual Report for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

•                  the Company’s outlook and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, margins, net and core income, investment income and performance, loss costs, return on equity, core return on equity and expected current returns and combined ratios);

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

•                  strategic initiatives to improve profitability and competitiveness; and

•                  the potential closing date and impact of the Company’s acquisition of Simply Business.

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

•                  during or following a period of financial market disruption or an economic downturn, the Company’s business could be materially and adversely affected;

•                  the Company’s investment portfolio is subject to credit risk, and may suffer material realized or unrealized losses.  The Company’s investment portfolio may also suffer reduced or low returns, particularly if interest rates remain at historically low levels for a prolonged period of time or decline further as a result of actions taken by central banks (a risk which potentially could be increased by, among other things, the United Kingdom’s withdrawal from the European Union);

•                  the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;

•                  the intense competition that the Company faces, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which the Company operates, could harm its ability to maintain or increase its business volumes and its profitability;

•                  disruptions to the Company’s relationships with its independent agents and brokers or the Company’s inability to manage effectively a changing distribution landscape could adversely affect the Company;

•                  the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances;

•                  the effects of emerging claim and coverage issues on the Company’s business are uncertain;

•                  the Company may not be able to collect all amounts due to it from reinsurers, reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all and the Company is exposed to credit risk related to its structured settlements;

•                  the Company is also exposed to credit risk in certain of its insurance operations and with respect to certain guarantee or indemnification arrangements that it has with third parties;

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

•                  if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships, or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;

•                  changes in U.S. tax laws or in the tax laws of other jurisdictions in which the Company operates could adversely impact the Company;

•                  the Company is also subject to a number of additional risks associated with its business outside the United States, including foreign currency exchange fluctuations and restrictive regulations, as well as the risks and uncertainties associated with the United Kingdom’s withdrawal from the European Union;

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

•                  changes to existing U.S. accounting standards may adversely impact the Company’s reported results; and

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2016 Annual Report.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://twitter.com/Travelers.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Notifications” section at http://investor.travelers.com.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2016 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” and “—Critical Accounting Estimates” herein and in the Company’s 2016 Annual Report.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2016 Annual Report.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2017	January 31, 2017	213,406	$117.78	212,410	$909
February 1, 2017	February 28, 2017	1,394,963	$119.95	887,703	$802
March 1, 2017	March 31, 2017	761,900	$122.82	761,900	$709

Total		2,370,269	$120.68	1,862,013	$709

Additional authorization on April 20, 2017					$5,000

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  On April 20, 2017, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $709 million of capacity remaining at March 31, 2017.

The Company acquired 508,256 shares for a total cost of approximately $61 million during the three months ended March 31, 2017 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the Securities and Exchange Commission on March 31, 2017. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company’s “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement filed with the SEC on March 31, 2017) have entered into a Rule 10b5-1 trading plan that remains in effect.

Glossary of Selected Insurance Terms.  The following definitions of “core income (loss),” “core income (loss) per share” and “core return on equity” replace the definitions of “operating income (loss),” “operating income (loss) per share” and “operating return on equity,” respectively, which were previously provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The calculations of all three newly defined terms are unchanged from the calculations of the previously defined terms.

Core income (loss)

Consolidated net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations and cumulative effect of changes in accounting principles when applicable.

Core income (loss) per share	Core income (loss) on a per share basis.

Core return on equity	The ratio of core income to average equity excluding net unrealized investment gains and losses and discontinued operations, net of tax.

The term “segment income (loss)” is a newly defined term that is calculated on the same basis as “core income (loss)” except on a segment basis only.  This calculation is unchanged from the Company’s previously used term “operating income by reportable business segment.”

Segment income (loss)	Comparable to core income (loss) on a segment basis.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 20, 2017	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III
Executive Vice President and General Counsel
(Authorized Signatory)

Date: April 20, 2017	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (“the Company”), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2

Bylaws of The Travelers Companies, Inc. as Amended and Restated November 3, 2016 were filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on November 9, 2016, and are incorporated herein by reference.

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2017 and 2016; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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