Form 10-Q
period 2017-06-30
TRAVELERS COMPANIES, INC.
filed 2017-07-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 17, 2017 was 275,947,036.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2017

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Premiums	$6,351	$6,067	$12,534	$12,048
Net investment income	598	549	1,208	1,093
Fee income	116	119	229	236
Net realized investment gains (1)	80	19	85	10
Other revenues	39	31	70	84
Total revenues	7,184	6,785	14,126	13,471

Claims and expenses
Claims and claim adjustment expenses	4,225	3,762	8,319	7,474
Amortization of deferred acquisition costs	1,032	989	2,035	1,960
General and administrative expenses	1,045	1,054	2,041	2,049
Interest expense	92	93	181	184
Total claims and expenses	6,394	5,898	12,576	11,667

Income before income taxes	790	887	1,550	1,804
Income tax expense	195	223	338	449
Net income	$595	$664	$1,212	$1,355

Net income per share
Basic	$2.13	$2.27	$4.32	$4.60
Diluted	$2.11	$2.24	$4.28	$4.55

Weighted average number of common shares outstanding
Basic	277.5	290.1	278.6	292.1
Diluted	280.0	293.6	281.2	295.6

Cash dividends declared per common share	$0.72	$0.67	$1.39	$1.28

(1)         Total other-than-temporary impairment (OTTI) losses were $(5) million and $(4) million for the three months ended June 30, 2017 and 2016, respectively, and $(6) million and $(32) million for the six months ended June 30, 2017 and 2016, respectively.  Of total OTTI, credit losses of $(5) million and $(4) million for the three months ended June 30, 2017 and 2016, respectively, and $(7) million and $(22) million for the six months ended June 30, 2017 and 2016, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months ended June 30, 2017 and 2016, and $1 million and $(10) million for the six months ended June 30, 2017 and 2016, respectively, were recognized in other comprehensive income as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$595	$664	$1,212	$1,355

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	327	879	471	1,593
Having credit losses recognized in the consolidated statement of income	2	12	2	17
Net changes in benefit plan assets and obligations	17	18	34	34
Net changes in unrealized foreign currency translation	48	(35)	89	68
Other comprehensive income before income taxes	394	874	596	1,712
Income tax expense	123	323	185	590
Other comprehensive income, net of taxes	271	551	411	1,122
Comprehensive income	$866	$1,215	$1,623	$2,477

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,482 and $59,650)	$61,907	$60,515
Equity securities, available for sale, at fair value (cost $558 and $504)	700	732
Real estate investments	920	928
Short-term securities	5,292	4,865
Other investments	3,512	3,448
Total investments	72,331	70,488

Cash	328	307
Investment income accrued	602	630
Premiums receivable	7,345	6,722
Reinsurance recoverables	8,150	8,287
Ceded unearned premiums	665	589
Deferred acquisition costs	2,051	1,923
Deferred taxes	201	465
Contractholder receivables	4,700	4,609
Goodwill	3,589	3,580
Other intangible assets	264	268
Other assets	2,443	2,377
Total assets	$102,669	$100,245

Liabilities
Claims and claim adjustment expense reserves	$48,574	$47,949
Unearned premium reserves	13,052	12,329
Contractholder payables	4,700	4,609
Payables for reinsurance premiums	364	273
Debt	6,920	6,437
Other liabilities	5,201	5,427
Total liabilities	78,811	77,024

Shareholders’ equity
Common stock (1,750.0 shares authorized; 275.9 and 279.6 shares issued and outstanding)	22,781	22,614
Retained earnings	33,016	32,196
Accumulated other comprehensive loss	(344)	(755)
Treasury stock, at cost (495.7 and 489.5 shares)	(31,595)	(30,834)
Total shareholders’ equity	23,858	23,221
Total liabilities and shareholders’ equity	$102,669	$100,245

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2017	2016
Common stock
Balance, beginning of year	$22,614	$22,172
Employee share-based compensation	94	95
Compensation amortization under share-based plans and other changes	73	82
Balance, end of period	22,781	22,349

Retained earnings
Balance, beginning of year	32,196	29,945
Net income	1,212	1,355
Dividends	(391)	(378)
Other	(1)	(1)
Balance, end of period	33,016	30,921

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(755)	(157)
Other comprehensive income	411	1,122
Balance, end of period	(344)	965

Treasury stock (at cost)
Balance, beginning of year	(30,834)	(28,362)
Treasury stock acquired — share repurchase authorization	(700)	(1,100)
Net shares acquired related to employee share-based compensation plans	(61)	(59)
Balance, end of period	(31,595)	(29,521)

Total shareholders’ equity	$23,858	$24,714

Common shares outstanding
Balance, beginning of year	279.6	295.9
Treasury stock acquired — share repurchase authorization	(5.7)	(10.0)
Net shares issued under employee share-based compensation plans	2.0	2.4
Balance, end of period	275.9	288.3

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2017	2016
Cash flows from operating activities
Net income	$1,212	$1,355
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(85)	(10)
Depreciation and amortization	409	413
Deferred federal income tax expense	106	75
Amortization of deferred acquisition costs	2,035	1,960
Equity in income from other investments	(210)	(44)
Premiums receivable	(609)	(567)
Reinsurance recoverables	157	316
Deferred acquisition costs	(2,157)	(2,062)
Claims and claim adjustment expense reserves	498	(387)
Unearned premium reserves	689	531
Other	(460)	(287)
Net cash provided by operating activities	1,585	1,293

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,300	3,773
Proceeds from sales of investments:
Fixed maturities	563	739
Equity securities	200	38
Real estate investments	20	69
Other investments	403	343
Purchases of investments:
Fixed maturities	(5,673)	(5,705)
Equity securities	(166)	(26)
Real estate investments	(26)	(20)
Other investments	(259)	(290)
Net (purchases) sales of short-term securities	(424)	681
Securities transactions in course of settlement	170	461
Other	(129)	(154)
Net cash used in investing activities	(1,021)	(91)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(700)	(1,100)
Treasury stock acquired — net employee share-based compensation	(61)	(59)
Dividends paid to shareholders	(389)	(375)
Payment of debt	(207)	(400)
Issuance of debt	689	491
Issuance of common stock — employee share options	118	129
Net cash used in financing activities	(550)	(1,314)
Effect of exchange rate changes on cash	7	(3)
Net increase (decrease) in cash	21	(115)
Cash at beginning of year	307	380
Cash at end of period	$328	$265

Supplemental disclosure of cash flow information
Income taxes paid	$323	$467
Interest paid	$178	$180

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Company’s 2016 Annual Report) as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017. The Form 8-K was filed to reclassify certain of the Company’s historical segment information to conform the presentation of such segment information to the manner in which the Company’s businesses have been managed beginning April 1, 2017 (as described in more detail below) and reflect the revised names and descriptions of certain businesses comprising these segments and other related changes.

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

On March 13, 2017, the Company announced an agreement to acquire Simply Business, a leading digital provider of insurance policies to small businesses in the United Kingdom, for total consideration of approximately $490 million, which includes the repayment of debt and other obligations at the completion of the transaction.  The transaction is expected to close in the third quarter of 2017, subject to regulatory approvals and other customary closing conditions.  The Company will use a portion of the net proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8) and internal resources to fund this transaction.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic post retirement cost (net benefit costs). Net benefit costs comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees.  The update requires that the employer service cost component be reported in the same lines as other employee compensation cost and that the other components (non-service costs) be presented separately from the service cost and outside of a subtotal of income from operations if one is presented.  The update also allows only the service cost component to be eligible for capitalization in assets when applicable.

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

The Company adopted the updated guidance effective January 1, 2017. See note 12 which has been expanded to disclose the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the consolidated statement of income in which such amounts are reported. The updated guidance with respect to only service costs being eligible for capitalization in assets was not applicable.

For information regarding accounting standards that the Company adopted during the years presented, see the “Adoption of Accounting Standards” section of note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Compensation — Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued updated guidance related to a change to the terms or conditions (modification) of a share-based payment award.  The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification.

The updated guidance is effective for the quarter ending March 31, 2018.  The update is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted in any interim periods for which financial statements have not yet been made available for issuance.

The Company adopted the updated guidance effective April 1, 2017. The adoption did not have an effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Nature of Operations

Effective April 1, 2017, the Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses are managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.  While the segmentation of the Company’s domestic businesses is unchanged, the Company’s international businesses, which were previously managed and reported in total within the Business and International Insurance segment, are now disaggregated by product type among the three newly aligned reportable business segments.  All prior periods presented have been reclassified to conform to this presentation.  In connection with these changes, the Company has revised the names and descriptions of certain businesses comprising the Company’s segments and has reflected other related changes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The new reportable business segments are as follows:

Business Insurance

Business Insurance offers a broad array of property and casualty insurance and insurance related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd’s.

Business Insurance is comprised of Select Accounts, Middle Market, National Accounts, National Property and Other, and International.  Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business Insurance Other.

Bond & Specialty Insurance

Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers in the United States and certain specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil, utilizing various degrees of financially-based underwriting approaches.

Personal Insurance

Personal Insurance writes a broad range of property and casualty insurance covering individuals’ personal risks, primarily in the United States, as well as in Canada. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$3,504	$575	$2,272	$6,351
Net investment income	447	56	95	598
Fee income	112	—	4	116
Other revenues	15	6	15	36
Total segment revenues (1)	$4,078	$637	$2,386	$7,101
Segment income (1)	$429	$163	$12	$604

2016
Premiums	$3,439	$559	$2,069	$6,067
Net investment income	404	58	87	549
Fee income	115	—	4	119
Other revenues	8	5	15	28
Total segment revenues (1)	$3,966	$622	$2,175	$6,763
Segment income (1)	$401	$215	$95	$711

(1)                  Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$6,933	$1,130	$4,471	$12,534
Net investment income	900	117	191	1,208
Fee income	221	—	8	229
Other revenues	24	11	31	66
Total segment revenues (1)	$8,078	$1,258	$4,701	$14,037
Segment income (1)	$871	$308	$101	$1,280

2016
Premiums	$6,853	$1,111	$4,084	$12,048
Net investment income	803	118	172	1,093
Fee income	229	—	7	236
Other revenues	38	9	31	78
Total segment revenues (1)	$7,923	$1,238	$4,294	$13,455
Segment income (1)	$848	$375	$247	$1,470

(1)                  Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$999	$987	$1,975	$1,968
Commercial automobile	521	503	1,027	994
Commercial property	443	442	878	879
General liability	498	485	989	967
Commercial multi-peril	797	786	1,571	1,568
Other	7	9	14	14
Total Domestic	3,265	3,212	6,454	6,390
International	239	227	479	463
Total Business Insurance	3,504	3,439	6,933	6,853

Bond & Specialty Insurance:
Domestic:
Fidelity and surety	245	239	479	469
General liability	239	235	474	469
Other	46	44	91	88
Total Domestic	530	518	1,044	1,026
International	45	41	86	85
Total Bond & Specialty Insurance	575	559	1,130	1,111

Personal Insurance:
Domestic:
Automobile	1,145	974	2,239	1,910
Homeowners and Other	977	944	1,932	1,882
Total Domestic	2,122	1,918	4,171	3,792
International	150	151	300	292
Total Personal Insurance	2,272	2,069	4,471	4,084
Total earned premiums	6,351	6,067	12,534	12,048
Net investment income	598	549	1,208	1,093
Fee income	116	119	229	236
Other revenues	36	28	66	78
Total segment revenues	7,101	6,763	14,037	13,455
Other revenues	3	3	4	6
Net realized investment gains	80	19	85	10
Total revenues	$7,184	$6,785	$14,126	$13,471

Income reconciliation, net of tax
Total segment income	$604	$711	$1,280	$1,470
Interest Expense and Other (1)	(61)	(62)	(123)	(123)
Core income	543	649	1,157	1,347
Net realized investment gains	52	15	55	8
Net income	$595	$664	$1,212	$1,355

(1)          The primary component of Interest Expense and Other was after-tax interest expense of $60 million in each of the three months ended June 30, 2017 and 2016, and $118 million and $120 million in the six months ended June 30, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2017	December 31, 2016
Asset reconciliation
Business Insurance	$77,653	$75,730
Bond & Specialty Insurance	8,998	8,726
Personal Insurance	15,666	15,426
Total segment assets	102,317	99,882
Other assets (1)	352	363
Total consolidated assets	$102,669	$100,245

(1)                  The primary components of other assets at June 30, 2017 and December 31, 2016 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,023	$10	$5	$2,028
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,010	410	79	14,341
Revenue	11,589	317	63	11,843
State general obligation	1,612	45	11	1,646
Pre-refunded	4,112	172	—	4,284
Total obligations of states, municipalities and political subdivisions	31,323	944	153	32,114
Debt securities issued by foreign governments	1,537	24	5	1,556
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,675	97	5	1,767
All other corporate bonds	23,835	589	77	24,347
Redeemable preferred stock	89	6	—	95
Total	$60,482	$1,670	$245	$61,907

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,031	$9	$5	$2,035
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,955	271	182	14,044
Revenue	10,910	215	147	10,978
State general obligation	1,717	36	22	1,731
Pre-refunded	4,968	190	1	5,157
Total obligations of states, municipalities and political subdivisions	31,550	712	352	31,910

Debt securities issued by foreign governments	1,631	34	3	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	100	6	1,708
All other corporate bonds	22,737	508	138	23,107
Redeemable preferred stock	87	6	—	93
Total	$59,650	$1,369	$504	$60,515

Pre-refunded bonds of $4.28 billion and $5.16 billion at June 30, 2017 and December 31, 2016, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $563 million and $739 million during the six months ended June 30, 2017 and 2016, respectively. Gross gains of $17 million and $46 million and gross losses of $4 million and $8 million were realized on those sales during the six months ended June 30, 2017 and 2016, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2017, in millions)	Cost	Gains	Losses	Value
Public common stock	$443	$130	$6	$567
Non-redeemable preferred stock	115	23	5	133
Total	$558	$153	$11	$700

		Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$390	$216	$3	$603
Non-redeemable preferred stock	114	20	5	129
Total	$504	$236	$8	$732

Proceeds from sales of equity securities classified as available for sale were $200 million and $38 million during the six months ended June 30, 2017 and 2016, respectively.  Gross gains of $88 million and $8 million and gross losses of $1 million and $2 million were realized on those sales during the six months ended June 30, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at June 30, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,342	$5	$5	$—	$1,347	$5
Obligations of states, municipalities and political subdivisions	6,088	142	179	11	6,267	153
Debt securities issued by foreign governments	432	5	—	—	432	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	470	5	37	—	507	5
All other corporate bonds	4,980	66	279	11	5,259	77
Total fixed maturities	13,312	223	500	22	13,812	245
Equity securities
Public common stock	150	3	14	3	164	6
Non-redeemable preferred stock	—	—	61	5	61	5
Total equity securities	150	3	75	8	225	11
Total	$13,462	$226	$575	$30	$14,037	$256

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,124	$5	$—	$—	$1,124	$5
Obligations of states, municipalities and political subdivisions	9,781	352	12	—	9,793	352
Debt securities issued by foreign governments	360	3	—	—	360	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	528	5	43	1	571	6
All other corporate bonds	6,470	115	437	23	6,907	138
Total fixed maturities	18,263	480	492	24	18,755	504

Equity securities
Public common stock	45	2	10	1	55	3
Non-redeemable preferred stock	2	—	59	5	61	5
Total equity securities	47	2	69	6	116	8
Total	$18,310	$482	$561	$30	$18,871	$512

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2017 totaled $1 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $5 million and $4 million for the three months ended June 30, 2017 and 2016, respectively, and $7 million and $22 million for the six months ended June 30, 2017 and 2016, respectively.

The cumulative amount of credit losses on fixed maturities held at June 30, 2017 and 2016, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $83 million and $88 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the six months ended June 30, 2017 and 2016 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both June 30, 2017 and December 31, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment losses related to U.S. Treasury futures contracts for the three months and six months ended June 30, 2017 and 2016 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2017 and December 31, 2016.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $108 million and $99 million at June 30, 2017 and December 31, 2016, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $97 million and $85 million at June 30, 2017 and December 31, 2016, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,028	$2,028	$—	$—
Obligations of states, municipalities and political subdivisions	32,114	—	32,109	5
Debt securities issued by foreign governments	1,556	—	1,556	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,767	—	1,735	32
All other corporate bonds	24,347	2	24,177	168
Redeemable preferred stock	95	3	92	—
Total fixed maturities	61,907	2,033	59,669	205

Equity securities
Public common stock	567	567	—	—
Non-redeemable preferred stock	133	61	72	—
Total equity securities	700	628	72	—
Other investments	54	18	—	36
Total	$62,661	$2,679	$59,741	$241

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	$2,035	$—	$—
Obligations of states, municipalities and political subdivisions	31,910	—	31,898	12
Debt securities issued by foreign governments	1,662	—	1,662	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	—	1,704	4
All other corporate bonds	23,107	—	22,939	168
Redeemable preferred stock	93	3	90	—
Total fixed maturities	60,515	2,038	58,293	184

Equity securities
Public common stock	603	603	—	—
Non-redeemable preferred stock	129	51	78	—
Total equity securities	732	654	78	—
Other investments	53	17	—	36
Total	$61,300	$2,709	$58,371	$220

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

(at June 30, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,292	$5,292	$1,134	$4,124	$34

Financial liabilities:
Debt	$6,920	$8,023	$—	$8,023	$—

(at December 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,865	$4,865	$1,223	$3,607	$35

Financial liabilities:
Debt	$6,337	$7,262	$—	$7,262	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 95% and 98% of short-term securities at June 30, 2017 and December 31, 2016, respectively. For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

The Company utilized a pricing service to estimate fair value for 100% of its debt at June 30, 2017 and December 31, 2016.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2017 or year ended December 31, 2016.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	June 30, 2017	December 31, 2016
Business Insurance	$2,229	$2,227
Bond & Specialty Insurance	550	549
Personal Insurance	784	778
Other	26	26
Total	$3,589	$3,580

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class:

(at June 30, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$163	$47
Not subject to amortization	217	—	217
Total	$427	$163	$264

(at December 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$159	$51
Not subject to amortization	217	—	217
Total	$427	$159	$268

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

Amortization expense of intangible assets was $2 million for each of the three months ended June 30, 2017 and 2016, and $5 million for each of the six months ended June 30, 2017 and 2016.  Intangible asset amortization expense is estimated to be $4 million for the remainder of 2017, $8 million in 2018, $7 million in 2019, $5 million in 2020 and $5 million in 2021.

6.             INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2017	December 31, 2016
Property-casualty	$48,556	$47,929
Accident and health	18	20
Total	$48,574	$47,949

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the six months ended June 30, 2017 and 2016:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.             INSURANCE CLAIM RESERVES, Continued

(for the six months ended June 30, in millions)	2017	2016

Claims and claim adjustment expense reserves at beginning of year	$47,929	$48,272
Less reinsurance recoverables on unpaid losses	7,981	8,449
Net reserves at beginning of year	39,948	39,823

Estimated claims and claim adjustment expenses for claims arising in the current year	8,493	7,859
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(214)	(418)
Total increases	8,279	7,441

Claims and claim adjustment expense payments for claims arising in:
Current year	2,699	2,454
Prior years	4,966	5,004
Total payments	7,665	7,458
Unrealized foreign exchange loss	117	36

Net reserves at end of period	40,679	39,842
Plus reinsurance recoverables on unpaid losses	7,877	8,089
Claims and claim adjustment expense reserves at end of period	$48,556	$47,931

Gross claims and claim adjustment expense reserves at June 30, 2017 increased by $627 million from December 31, 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses incurred in the first six months of 2017, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at June 30, 2017 decreased by $104 million from December 31, 2016, primarily reflecting the impact of cash collections in the first six months of 2017, including the settlement of certain disputes as discussed in more detail in note 13.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2017 and 2016, estimated claims and claim adjustment expenses incurred included $214 million and $418 million, respectively, of net favorable development for claims arising in prior years, including $284 million and $468 million, respectively, of net favorable prior year reserve development impacting the Company’s results of operations and $25 million of accretion of discount in each period.

Business Insurance. Net favorable prior year reserve development in the second quarter of 2017 totaled $125 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years, (ii) the commercial multi-peril product line for liability coverages for multiple accident years and (iii) the general liability product line for both primary and excess coverages for multiple accident years (excluding an increase to environmental reserves discussed below).  Net favorable prior year reserve development in the second quarter of 2016 totaled $125 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (ii) the general liability product line for both primary and excess coverages for accident years 2011 and 2015 (excluding an increase to environmental reserves discussed below), as well as in the segment’s international operations in Europe.  These factors contributing to net favorable prior year reserve development in the second quarters of 2017 and 2016 were partially offset by $65 million and $82 million increases, respectively, to environmental reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.             INSURANCE CLAIM RESERVES, Continued

Net favorable prior year reserve development in the first six months of 2017 totaled $186 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years, (ii) the general liability product line (excluding the increase to environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial multi-peril product line for liability coverages for multiple accident years, partially offset by (iv) net unfavorable prior year reserve development in the segment’s international operations in Europe due to the U.K. Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.  Net favorable development in the first six months of 2016 totaled $199 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015, (ii) the general liability product line (excluding the increase to environmental reserves), related to both primary and excess coverages for accident years 2011, 2013 and 2015 and (iii) the commercial automobile product line for accident years 2010 and prior, as well as in the segment’s international operations in Europe and Canada.  These factors contributing to net favorable prior year reserve development in the first six months of 2017 and 2016 were partially offset by the $65 million and $82 million increases, respectively, to environmental reserves.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2017 totaled $78 million and $92 million, respectively, primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for accident years 2012 through 2015.  Net favorable prior year reserve development in the second quarter of 2016 totaled $159 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the fidelity and surety product line for accident years 2010, 2013 and 2014 and (ii) the general liability product line for accident years 2007 through 2011.  Net favorable prior year reserve development in the first six months of 2016 totaled $225 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the fidelity and surety product line for accident years 2010 through 2014 and (ii) the general liability product line for accident years 2007 through 2011.

Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2017 totaled $0 and $6 million, respectively.  Net favorable prior year reserve development in the second quarter and first six months of 2016 totaled $4 million and $44 million, respectively. Net favorable prior year reserve development in the first six months of 2016 was primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the Homeowners and Other product line for liability coverages for accident year 2014 and (ii) the Automobile product line for accident year 2014, as well as in the segment’s international operations in Canada.

7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2017.

	Changes in Net Unrealized Gains on Investment Securities		Net Benefit Plan
(in millions, net of taxes)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2016	$528	$202	$(703)	$(782)	$(755)

Other comprehensive income (OCI) before reclassifications	365	1	—	83	449
Amounts reclassified from AOCI	(61)	—	23	—	(38)
Net OCI, current period	304	1	23	83	411
Balance, June 30, 2017	$832	$203	$(680)	$(699)	$(344)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income and the related income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$327	$879	$471	$1,593
Income tax expense	116	305	167	552
Net of taxes	211	574	304	1,041

Having credit losses recognized in the consolidated statement of income	2	12	2	17
Income tax expense	1	4	1	6
Net of taxes	1	8	1	11

Net changes in benefit plan assets and obligations	17	18	34	34
Income tax expense	6	6	11	11
Net of taxes	11	12	23	23

Net changes in unrealized foreign currency translation	48	(35)	89	68
Income tax expense	—	8	6	21
Net of taxes	48	(43)	83	47

Total other comprehensive income	394	874	596	1,712
Total income tax expense	123	323	185	590
Total other comprehensive income, net of taxes	$271	$551	$411	$1,122

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(84)	$(24)	$(94)	$(35)
Income tax expense (2)	(30)	(8)	(33)	(12)
Net of taxes	(54)	(16)	(61)	(23)

Having credit losses recognized in the consolidated statement of income (1)	—	1	—	12
Income tax benefit (2)	—	—	—	4
Net of taxes	—	1	—	8

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	7	6	14	12
General and administrative expenses (3)	11	9	21	19
Total	18	15	35	31
Income tax benefit (2)	7	6	12	11
Net of taxes	11	9	23	20

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	(66)	(8)	(59)	8
Total income tax (expense) benefit	(23)	(2)	(21)	3
Total reclassifications, net of taxes	$(43)	$(6)	$(38)	$5

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                                      DEBT

Debt Issuance.  On May 22, 2017, the Company issued $700 million aggregate principal amount of 4.00% senior notes that will mature on May 30, 2047.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $689 million.  Interest on the senior notes is payable semi-annually in arrears on May 30 and November 30, commencing on November 30, 2017.  Prior to November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to November 30, 2046 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points.  On or after November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Debt Redemption.  On June 2, 2017, the Company redeemed the remaining $107 million aggregate principal amount of its 6.25% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at a price per debenture of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

Commercial Paper.  The Company had $0 and $100 million of commercial paper outstanding at June 30, 2017 and December 31, 2016, respectively.

9.                          COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2017, the Company repurchased 3.8 million and 5.7 million shares, respectively, under its share repurchase authorization, for a total cost of $475 million and $700 million, respectively.  The average cost per share repurchased was $123.04 and $122.33, respectively.  In addition, the Company acquired 1,803 shares and 0.5 million shares for a total cost of $0.2 million and $61 million during the three months and six months ended June 30, 2017, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

On April 20, 2017, the Company’s Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.  At June 30, 2017, the Company had $5.23 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016

Basic and Diluted
Net income, as reported	$595	$664	$1,212	$1,355
Participating share-based awards — allocated income	(5)	(5)	(9)	(10)

Net income available to common shareholders — basic and diluted	$590	$659	$1,203	$1,345

Common Shares
Basic
Weighted average shares outstanding	277.5	290.1	278.6	292.1

Diluted
Weighted average shares outstanding	277.5	290.1	278.6	292.1
Weighted average effects of dilutive securities — stock options and performance shares	2.5	3.5	2.6	3.5
Total	280.0	293.6	281.2	295.6

Net Income per Common Share
Basic	$2.13	$2.27	$4.32	$4.60
Diluted	$2.11	$2.24	$4.28	$4.55

11.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2017:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,999,122	$87.63	6.4 years	$233
Exercisable at end of period	3,276,192	$69.02	4.6 years	$188

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million and $32 million for the three months ended June 30, 2017 and 2016, respectively, and $73 million and $82 million for the six months ended June 30, 2017 and 2016, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million and $11 million for the three months ended June 30, 2017 and 2016, respectively, and $24 million and $28 million for the six months ended June 30, 2017 and 2016, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2017 was $186 million, which is expected to be recognized over a weighted-average period of 2.0 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2017 and 2016.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2017	2016	2017	2016

Net Periodic Benefit Cost:
Service cost	$30	$30	$—	$—
Non-service cost:
Interest cost on benefit obligation	30	31	1	2
Expected return on plan assets	(60)	(58)	—	—
Settlement	—	1	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	19	16	—	—
Total non-service cost	(11)	(10)	—	1
Net periodic benefit cost	$19	$20	$—	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the three months ended June 30, 2017 and 2016.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2017	2016	2017	2016

Service Cost:
Claims and claim adjustment expenses	$12	$12	$—	$—
General and administrative expenses	18	18	—	—
Total service cost	30	30	—	—
Non-Service Cost:
Claims and claim adjustment expenses	(5)	(5)	—	1
General and administrative expenses	(6)	(5)	—	—
Total non-service cost	(11)	(10)	—	1
Net periodic benefit cost	$19	$20	$—	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Contnued

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2017 and 2016.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2017	2016	2017	2016

Net Periodic Benefit Cost:
Service cost	$60	$59	$—	$—
Non-service cost:
Interest cost on benefit obligation	61	61	3	4
Expected return on plan assets	(120)	(115)	—	—
Settlement	—	1	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial loss	37	33	—	—
Total non-service cost	(22)	(20)	1	2
Net periodic benefit cost	$38	$39	$1	$2

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the six months ended June 30, 2017 and 2016.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2017	2016	2017	2016

Service Cost:
Claims and claim adjustment expenses	$24	$24	$—	$—
General and administrative expenses	36	35	—	—
Total service cost	60	59	—	—
Non-Service Cost:
Claims and claim adjustment expenses	(9)	(9)	—	1
General and administrative expenses	(13)	(11)	1	1
Total non-service cost	(22)	(20)	1	2
Net periodic benefit cost	$38	$39	$1	$2

13.          CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject are described below.

Asbestos and Environmental Claims and Litigation

In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

On November 7, 2016, the Company agreed to a settlement with one of the three defendants then remaining in this dispute. The Company received payment under the settlement in the fourth quarter of 2016 and, as a result, recognized a $126 million pre-tax ($82 million after-tax) gain in the fourth quarter, which was included in “other revenues” in the consolidated statement of income for the year ended December 31, 2016.  In connection with that settlement, the reinsurance recoverable balance related to this case was reduced from approximately $238 million to approximately $31 million in the Company’s consolidated balance sheet. At March 31, 2017, the claim related to the remaining defendants totaled $71 million, comprising the $31 million of reinsurance recoverable plus interest amounting to $40 million as of that date.  The interest was treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly was not recognized in the Company’s consolidated financial statements.

On May 1, 2017, the Company agreed to a settlement of this dispute with the two remaining defendants, along with the settlement of several other disputes with these same parties.  As a result of the settlement of all of these matters, the Company recorded an immaterial gain in “other revenues” in its consolidated statement of income for the three months ended June 30, 2017, and the reinsurance recoverable of $31 million in the Company’s balance sheet was fully satisfied.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.58 billion and $1.60 billion at June 30, 2017 and December 31, 2016, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at June 30, 2017, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at June 30, 2017, approximately $23 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2017, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Form 8-K filed on June 20, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at June 30, 2017.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,345	$2,006	$—	$—	$6,351
Net investment income	401	191	6	—	598
Fee income	116	—	—	—	116
Net realized investment gains (losses) (1)	(4)	25	59	—	80
Other revenues	30	12	—	(3)	39
Total revenues	4,888	2,234	65	(3)	7,184
Claims and expenses
Claims and claim adjustment expenses	2,851	1,374	—	—	4,225
Amortization of deferred acquisition costs	693	339	—	—	1,032
General and administrative expenses	737	305	6	(3)	1,045
Interest expense	12	—	80	—	92
Total claims and expenses	4,293	2,018	86	(3)	6,394
Income (loss) before income taxes	595	216	(21)	—	790
Income tax expense (benefit)	157	54	(16)	—	195
Net income of subsidiaries	—	—	600	(600)	—
Net income	$438	$162	$595	$(600)	$595

(1)          Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(3)	$—	$—	$(5)
OTTI losses recognized in net realized investment gains (losses)	$(2)	$(3)	$—	$—	$(5)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$8,573	$3,961	$—	$—	$12,534
Net investment income	813	385	10	—	1,208
Fee income	229	—	—	—	229
Net realized investment gains (losses) (1)	(8)	34	59	—	85
Other revenues	54	21	—	(5)	70
Total revenues	9,661	4,401	69	(5)	14,126
Claims and expenses
Claims and claim adjustment expenses	5,603	2,716	—	—	8,319
Amortization of deferred acquisition costs	1,361	674	—	—	2,035
General and administrative expenses	1,440	597	9	(5)	2,041
Interest expense	24	—	157	—	181
Total claims and expenses	8,428	3,987	166	(5)	12,576
Income (loss) before income taxes	1,233	414	(97)	—	1,550
Income tax expense (benefit)	287	108	(57)	—	338
Net income of subsidiaries	—	—	1,252	(1,252)	—
Net income	$946	$306	$1,212	$(1,252)	$1,212

(1)          Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(4)	$—	$—	$(6)
OTTI losses recognized in net realized investment gains (losses)	$(3)	$(4)	$—	$—	$(7)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$438	$162	$595	$(600)	$595

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	296	85	(54)	—	327
Having credit losses recognized in the consolidated statement of income	1	1	—	—	2
Net changes in benefit plan assets and obligations	—	(1)	18	—	17
Net changes in unrealized foreign currency translation	14	34	—	—	48
Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	311	119	(36)	—	394
Income tax expense (benefit)	102	33	(12)	—	123
Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	209	86	(24)	—	271
Other comprehensive income of subsidiaries	—	—	295	(295)	—
Other comprehensive income	209	86	271	(295)	271
Comprehensive income	$647	$248	$866	$(895)	$866

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$946	$306	$1,212	$(1,252)	$1,212

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	389	129	(47)	—	471
Having credit losses recognized in the consolidated statement of income	2	—	—	—	2
Net changes in benefit plan assets and obligations	—	(1)	35	—	34
Net changes in unrealized foreign currency translation	39	50	—	—	89
Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	430	178	(12)	—	596
Income tax expense (benefit)	139	49	(3)	—	185
Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	291	129	(9)	—	411
Other comprehensive income of subsidiaries	—	—	420	(420)	—
Other comprehensive income	291	129	411	(420)	411
Comprehensive income	$1,237	$435	$1,623	$(1,672)	$1,623

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,482)	$43,029	$18,829	$49	$—	$61,907
Equity securities, available for sale, at fair value (cost $558)	176	357	167	—	700
Real estate investments	55	865	—	—	920
Short-term securities	2,065	715	2,512	—	5,292
Other investments	2,612	899	1	—	3,512
Total investments	47,937	21,665	2,729	—	72,331
Cash	134	192	2	—	328
Investment income accrued	422	176	4	—	602
Premiums receivable	4,952	2,393	—	—	7,345
Reinsurance recoverables	5,594	2,556	—	—	8,150
Ceded unearned premiums	587	78	—	—	665
Deferred acquisition costs	1,847	204	—	—	2,051
Deferred taxes	(43)	188	56	—	201
Contractholder receivables	3,759	941	—	—	4,700
Goodwill	2,586	1,003	—	—	3,589
Other intangible assets	202	62	—	—	264
Investment in subsidiaries	—	—	27,451	(27,451)	—
Other assets	2,122	283	38	—	2,443
Total assets	$70,099	$29,741	$30,280	$(27,451)	$102,669
Liabilities
Claims and claim adjustment expense reserves	$32,564	$16,010	$—	$—	$48,574
Unearned premium reserves	9,043	4,009	—	—	13,052
Contractholder payables	3,759	941	—	—	4,700
Payables for reinsurance premiums	214	150	—	—	364
Debt	693	—	6,227	—	6,920
Other liabilities	3,956	1,040	205	—	5,201
Total liabilities	50,229	22,150	6,432	—	78,811
Shareholders’ equity
Common stock (1,750.0 shares authorized; 275.9 shares issued and outstanding)	—	390	22,781	(390)	22,781
Additional paid-in capital	11,634	6,499	—	(18,133)	—
Retained earnings	7,917	706	33,006	(8,613)	33,016
Accumulated other comprehensive income (loss)	319	(4)	(344)	(315)	(344)
Treasury stock, at cost (495.7 shares)	—	—	(31,595)	—	(31,595)
Total shareholders’ equity	19,870	7,591	23,848	(27,451)	23,858
Total liabilities and shareholders’ equity	$70,099	$29,741	$30,280	$(27,451)	$102,669

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Cash flows from operating activities
Net income	$946	$306	$1,212	$(1,252)	$1,212
Net adjustments to reconcile net income to net cash provided by operating activities	224	31	223	(105)	373
Net cash provided by operating activities	1,170	337	1,435	(1,357)	1,585
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,211	1,087	2	—	4,300
Proceeds from sales of investments:
Fixed maturities	285	278	—	—	563
Equity securities	4	75	121	—	200
Real estate investments	—	20	—	—	20
Other investments	294	109	—	—	403
Purchases of investments:
Fixed maturities	(4,160)	(1,511)	(2)	—	(5,673)
Equity securities	(3)	(41)	(122)	—	(166)
Real estate investments	—	(26)	—	—	(26)
Other investments	(202)	(57)	—	—	(259)
Net sales (purchases) of short-term securities	383	78	(885)	—	(424)
Securities transactions in course of settlement	105	64	1	—	170
Other	(135)	6	—	—	(129)
Net cash provided by (used in) investing activities	(218)	82	(885)	—	(1,021)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(700)	—	(700)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(389)	—	(389)
Payment of debt	—	—	(207)	—	(207)
Issuance of debt	—	—	689	—	689
Issuance of common stock — employee share options	—	—	118	—	118
Dividends paid to parent company	(961)	(396)	—	1,357	—
Net cash used in financing activities	(961)	(396)	(550)	1,357	(550)
Effect of exchange rate changes on cash	2	5	—	—	7
Net increase (decrease) in cash	(7)	28	—	—	21
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$134	$192	$2	$—	$328
Supplemental disclosure of cash flow information
Income taxes paid (received)	$336	$119	$(132)	$—	$323
Interest paid	$24	$—	$154	$—	$178

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

FINANCIAL HIGHLIGHTS

2017 Second Quarter Consolidated Results of Operations

•                   Net income of $595 million, or $2.13 per share basic and $2.11 per share diluted

•                   Net earned premiums of $6.35 billion

•                   Catastrophe losses of $403 million ($262 million after-tax)

•                   Net favorable prior year reserve development of $203 million ($132 million after-tax)

•                   Combined ratio of 96.7%

•                   Net investment income of $598 million ($468 million after-tax)

•                   Operating cash flows of $810 million

2017 Second Quarter Consolidated Financial Condition

•                   Total investments of $72.33 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $102.67 billion

•                   Total debt of $6.92 billion, resulting in a debt-to-total capital ratio of 22.5% (23.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 3.8 million common shares for total cost of $475 million and paid $199 million of dividends to shareholders

•                   Shareholders’ equity of $23.86 billion

•                   Net unrealized investment gains of $1.59 billion ($1.04 billion after-tax)

•                   Book value per common share of $86.46

•                   Holding company liquidity of $2.55 billion

Realignment of Reportable Business Segments

Effective April 1, 2017, the Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses are managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.  While the segmentation of the Company’s domestic businesses is unchanged, the Company’s international businesses, which were previously managed and reported in total within the Business and International Insurance segment, are now disaggregated by product type among the three newly aligned reportable business segments.  All prior periods presented have been reclassified to conform to this presentation.

In connection with these changes, the Company has revised the names and descriptions of certain businesses comprising the Company’s segments and has reflected other related changes.  The following discussion of segment results is based on the realigned reportable business segment structure effective April 1, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2017	2016	2017	2016

Revenues
Premiums	$6,351	$6,067	$12,534	$12,048
Net investment income	598	549	1,208	1,093
Fee income	116	119	229	236
Net realized investment gains	80	19	85	10
Other revenues	39	31	70	84
Total revenues	7,184	6,785	14,126	13,471

Claims and expenses
Claims and claim adjustment expenses	4,225	3,762	8,319	7,474
Amortization of deferred acquisition costs	1,032	989	2,035	1,960
General and administrative expenses	1,045	1,054	2,041	2,049
Interest expense	92	93	181	184
Total claims and expenses	6,394	5,898	12,576	11,667

Income before income taxes	790	887	1,550	1,804
Income tax expense	195	223	338	449
Net income	$595	$664	$1,212	$1,355

Net income per share
Basic	$2.13	$2.27	$4.32	$4.60
Diluted	$2.11	$2.24	$4.28	$4.55

Combined ratio
Loss and loss adjustment expense ratio	65.6%	61.1%	65.5%	61.1%
Underwriting expense ratio	31.1	32.0	30.9	31.6

Combined ratio	96.7%	93.1%	96.4%	92.7%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.11 in the second quarter of 2017 decreased by 6% from diluted net income per share of $2.24 in the same period of 2016.  Net income of $595 million in the second quarter of 2017 decreased by 10% from net income of $664 million in the same period of 2016.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development, (ii) higher catastrophe losses and (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), partially offset by (iv) higher net realized investment gains and (v) higher net investment income.  Catastrophe losses in the second quarters of 2017 and 2016 were $403 million and $333 million, respectively.  Net favorable prior year reserve development in the second quarters of 2017 and 2016 was $203 million and $288 million, respectively.  The lower underlying underwriting margins primarily resulted from (i) the timing of higher loss estimates in personal automobile bodily injury coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (ii) normal quarterly variability in non-catastrophe weather-related losses.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $4.28 in the first six months of 2017 decreased by 6% from diluted net income per share of $4.55 in the same period of 2016.  Net income of $1.21 billion in the first six months of 2017 decreased by 11% from net income of $1.36 billion in the same period of 2016.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development, (ii) lower underlying underwriting margins and (iii) higher catastrophe losses, partially offset by (iv) higher net investment income and (v) higher net realized investment gains.  Catastrophe losses in the first six months of 2017 and 2016 were $750 million and $651 million, respectively.  Net favorable prior year reserve development in the first six months of 2017 and 2016 was $284 million and $468 million, respectively.  The lower underlying underwriting margins primarily resulted from (i) the timing of higher loss estimates in personal automobile bodily injury coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (ii) normal variability in non-catastrophe weather-related losses.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.  Income tax expense in the first six months of 2017 was also reduced by $39 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and six months ended June 30, 2017 and 2016, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2017 were $6.35 billion, $284 million or 5% higher than in the same period of 2016.  Earned premiums in the first six months of 2017 were $12.53 billion, $486 million or 4% higher than in the same period of 2016.  In Business Insurance, earned premiums in the second quarter and first six months of 2017 increased by 2% and 1%, respectively, over the same periods of 2016.  In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2017 increased by 3% and 2%, respectively, over the same periods of 2016.  In Personal Insurance, earned premiums in the second quarter and first six months of 2017 increased by 10% and 9%, respectively, over the same periods of 2016.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Average investments (1)	$71,385	$70,033	$71,154	$69,989
Pre-tax net investment income	598	549	1,208	1,093
After-tax net investment income	468	442	948	881
Average pre-tax yield (2)	3.4%	3.1%	3.4%	3.1%
Average after-tax yield (2)	2.6%	2.5%	2.7%	2.5%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2017 was $598 million, $49 million or 9% higher than in the same period of 2016.  Net investment income in the first six months of 2017 was $1.21 billion, $115 million or 11% higher than in the same period of 2016.  Net investment income from fixed maturity investments in the second quarter and first six months of 2017 was $471 million and $948 million, respectively, $26 million and $52 million lower, respectively, than in the same periods of 2016.  The decreases primarily resulted from lower long-term reinvestment rates available in the market, partially offset by

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

the impact of a slightly higher level of fixed maturity investments.  Net investment income generated by non-fixed maturity investments in the second quarter and first six months of 2017 was $124 million and $255 million, respectively, $71 million and $158 million higher, respectively, than in the same periods of 2016, primarily due to higher returns from private equity limited partnerships.

Fee Income

The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  The $3 million and $7 million decreases in fee income in the second quarter and first six months of 2017, respectively, compared with the same periods of 2016 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Net Realized Investment Gains
Other-than-temporary impairment losses	$(5)	$(4)	$(7)	$(22)
Other net realized investment gains	85	23	92	32

Net realized investment gains	$80	$19	$85	$10

The increases in other net realized investment gains in the second quarter and first six months of 2017 compared with the same periods of 2016 were primarily driven by net realized gains on the sale of equity securities.

Other Revenues

Other revenues in all periods of 2017 and 2016 included installment premium charges.  Other revenues in the second quarter of 2017 also included a gain related to the settlement of a reinsurance dispute.  See “Gain Contingency” in note 13 of notes to the unaudited consolidated financial statements for further discussion.  Other revenues in the first six months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2017 were $4.23 billion, $463 million or 12% higher than in the same period of 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) higher catastrophe losses, (v) the timing of higher loss estimates in  personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (vi) normal quarterly variability in non-catastrophe weather-related losses.  Catastrophe losses in the second quarter of 2017 primarily resulted from wind and hail storms in several regions of the United States.  Catastrophe losses in the second quarter of 2016 primarily resulted from wind and hail storms in several regions of the United States and wildfires in Canada.

Claims and claim adjustment expenses in the first six months of 2017 were $8.32 billion, $845 million or 11% higher than in the same period of 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) higher catastrophe losses, (v) the timing of higher loss estimates in in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (vi) normal variability in non-catastrophe weather-related losses. Catastrophe losses in the first six months of 2017 and 2016 included the second quarter events described above, as well as wind and hail storms in several regions of the United States and a winter storm in the eastern United States in the first quarter of 2017, and wind and hail storms in Texas and several other regions of the United States and winter storms in the eastern United States in the first quarter of 2016.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2017 and 2016, the amount of net unfavorable (favorable) prior year reserve development recognized in the three and six months ended June 30, 2017 and 2016 for significant catastrophes that occurred in 2016 and 2015, and the estimate of ultimate losses for those catastrophes at June 30, 2017 and December 31, 2016.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended		Six Months Ended		Estimated Ultimate Losses
	June 30,		June 30,		June 30,	December 31,
(in millions, pre-tax and net of reinsurance)	2017	2016	2017	2016	2017	2016
2015
PCS Serial Number:
68 — Winter storm	$—	$(2)	$4	$(2)	$133	$129

2016
PCS Serial Number:
21 — Severe wind and hail storms	1	(16)	2	147	152	150
25 — Severe wind and hail storms	4	163	9	163	177	168

2017
PCS Serial Number:
22 — Severe wind and hail storms	—	n/a	115	n/a	115	n/a
32 — Severe wind and hail storms	198	n/a	198	n/a	198	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2017 was $1.03 billion, $43 million or 4% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first six months of 2017 was $2.04 billion, $75 million or 4% higher than in the same period of 2016.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the second quarter and first six months of 2017 were $1.05 billion and $2.04 billion, respectively, compared to $1.05 billion and $2.05 billion, respectively, in the same periods of 2016.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2017 was $92 million and $181 million, respectively, compared with $93 million and $184 million, respectively, in the same periods of 2016.

Income Tax Expense

Income tax expense in the second quarter of 2017 was $195 million, $28 million or 13% lower than in the same period of 2016, primarily reflecting the impact of the $97 million decrease in income before income taxes in the second quarter of 2017.  Income tax expense in the first six months of 2017 was $338 million, $111 million or 25% lower than in the same period of 2016, primarily reflecting the impact of the $254 million decrease in income before income taxes in the first six months of 2017 and the $39 million reduction in income tax expense resulting from the resolution of prior year tax matters in the first quarter of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The Company’s effective tax rate was 25% in the second quarters of both 2017 and 2016. The Company’s effective tax rate was 22% and 25% in the first six months of 2017 and 2016, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rate in the first six months of 2017 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 96.7% in the second quarter of 2017 was 3.6 points higher than the combined ratio of 93.1% in the same period of 2016.  The combined ratio of 96.4% in the first six months of 2017 was 3.7 points higher than the combined ratio of 92.7% in the same period of 2016.

The loss and loss adjustment expense ratio of 65.6% in the second quarter of 2017 was 4.5 points higher than the loss and loss adjustment expense ratio of 61.1% in the same period of 2016.  Catastrophe losses accounted for 6.4 points and 5.5 points of the 2017 and 2016 second quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the second quarters of 2017 and 2016 provided 3.2 points and 4.7 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2017 second quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was 2.1 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (ii) normal quarterly variability in non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 65.5% in the first six months of 2017 was 4.4 points higher than the loss and loss adjustment expense ratio of 61.1% in the same period of 2016.  Catastrophe losses accounted for 6.0 points and 5.4 points of the 2017 and 2016 six-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first six months of 2017 and 2016 provided 2.3 points and 3.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2017 was 2.2 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (ii) normal variability in non-catastrophe weather-related losses.

The underwriting expense ratio of 31.1% for the second quarter of 2017 was 0.9 points lower than the underwriting expense ratio of 32.0% in the same period of 2016.  In the first six months of 2017, the underwriting expense ratio of 30.9% was 0.7 points lower than the underwriting expense ratio of 31.6% in the same period of 2016.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Business Insurance	$3,794	$3,780	$8,065	$7,979
Bond & Specialty Insurance	620	589	1,221	1,166
Personal Insurance	2,513	2,319	4,659	4,255
Total	$6,927	$6,688	$13,945	$13,400

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Business Insurance	$3,544	$3,472	$7,399	$7,232
Bond & Specialty Insurance	598	570	1,142	1,092
Personal Insurance	2,498	2,303	4,594	4,187
Total	$6,640	$6,345	$13,135	$12,511

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross written premiums in both the second quarter and first six months of 2017 increased by 4% over the same periods of 2016.  Net written premiums in both the second quarter and first six months of 2017 increased by 5% over the same periods of 2016. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016

Revenues
Earned premiums	$3,504	$3,439	$6,933	$6,853
Net investment income	447	404	900	803
Fee income	112	115	221	229
Other revenues	15	8	24	38
Total revenues	$4,078	$3,966	$8,078	$7,923

Total claims and expenses	$3,509	$3,446	$6,938	$6,820

Segment income	$429	$401	$871	$848

Loss and loss adjustment expense ratio	64.3%	63.7%	64.4%	63.5%
Underwriting expense ratio	32.2	32.8	32.1	32.3
Combined ratio	96.5%	96.5%	96.5%	95.8%

Overview

Segment income in the second quarter of 2017 was $429 million, $28 million or 7% higher than segment income of $401 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) higher net investment income and (ii) slightly higher underlying underwriting margins, partially offset by (iii) higher catastrophe losses.  Catastrophe losses in the second quarters of 2017 and 2016 were $184 million and $167 million, respectively.  Net favorable prior year reserve development in the second quarters of both 2017 and 2016 was $125 million.  Partially offsetting this net pre-tax increase in segment income was a related increase in income tax expense.

Segment income in the first six months of 2017 was $871 million, $23 million or 3% higher than segment income of $848 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) higher net investment income, partially offset by (ii) slightly lower underlying underwriting margins, (iii) lower other revenues and (iv) lower net favorable prior year reserve development.  Catastrophe losses in the first six months of 2017 and 2016 were $316 million and $315 million, respectively.  Net favorable prior year reserve development in the first six months of 2017 and 2016 was $186 million and $199 million, respectively. Partially offsetting this net pre-tax increase in segment income was a related increase in income tax expense.  Income tax expense in the first six months of 2017 was reduced by $15 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2017 were $3.50 billion, $65 million or 2% higher than in the same period of 2016.  Earned premiums in the first six months of 2017 were $6.93 billion, $80 million or 1% higher than in the same period of 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Net Investment Income

Net investment income in the second quarter of 2017 was $447 million, $43 million or 11% higher than in the same period of 2016.  Net investment income in the first six months of 2017 was $900 million, $97 million or 12% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2017 compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the second quarter of 2017 was $112 million, $3 million or 3% lower than in the same period of 2016.  Fee income in the first six months of 2017 was $221 million, $8 million or 3% lower than in the same period of 2016.  The decrease in both periods of 2017 primarily reflected lower serviced premium volume due to the depopulation of workers’ compensation residual market pools.

Other Revenues

Other revenues in all periods of 2017 and 2016 included installment premium charges.  Other revenues in the second quarter of 2017 also included a gain related to the settlement of a reinsurance dispute.  See “Gain Contingency” in note 13 of notes to the unaudited consolidated financial statements for further discussion.  Other revenues in the first six months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2017 were $2.31 billion, $62 million or 3% higher than in the same period of 2016, primarily reflecting the impacts of (i) loss cost trends, (ii) higher volumes of insured exposures and (iii) higher catastrophe losses.

Claims and claim adjustment expenses in the first six months of 2017 were $4.57 billion, $114 million or 3% higher than in the same period of 2016, primarily reflecting the impacts of (i) loss cost trends, (ii) higher volumes of insured exposures and (iii) lower net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2017 was $567 million, $14 million or 3% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first six months of 2017 was $1.12 billion, $22 million or 2% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2017 were $636 million, $13 million or 2% lower than in the same period of 2016.  General and administrative expenses in the first six months of 2017 were $1.25 billion, $18 million or 1% lower than in the same period of 2016.

Income Tax Expense

Income tax expense in the second quarter of 2017 was $140 million, $21 million or 18% higher than in the same period of 2016, primarily reflecting the $49 million increase in income before income taxes.  Income tax expense in the first six months of 2017 was $269 million, $14 million or 5% higher than in the same period of 2016, primarily reflecting the $37 million increase in income before income taxes, partially offset by the impact of the $15 million reduction in income tax expense in the first quarter of 2017 resulting from the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 96.5% in the second quarter of 2017 was level with the same period of 2016.  The combined ratio of 96.5% in the first six months of 2017 was 0.7 points higher than the combined ratio of 95.8% in the same period of 2016.

The loss and loss adjustment expense ratio of 64.3% in the second quarter of 2017 was 0.6 points higher than the loss and loss adjustment expense ratio of 63.7% in the same period of 2016.  Catastrophe losses in the second quarters of 2017 and 2016 accounted for 5.3 points and 4.8 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in each of the second quarters of 2017 and 2016 provided 3.6 points of benefit to the loss and loss adjustment expense ratio. The 2017 second quarter underlying loss and loss adjustment expense ratio was 0.1 points higher than the 2016 ratio on the same basis.

The loss and loss adjustment expense ratio of 64.4% in the first six months of 2017 was 0.9 points higher than the loss and loss adjustment expense ratio of 63.5% in the same period of 2016.  Catastrophe losses in each of the first six months of 2017 and 2016 accounted for 4.6 points of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2017 and 2016 provided 2.7 points and 2.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2017 was 0.7 points higher than the 2016 ratio on the same basis.

The underwriting expense ratio of 32.2 for the second quarter of 2017 was 0.6 points lower than the underwriting expense ratio of 32.8% in the same period of 2016.  In the first six months of 2017, the underwriting expense ratio of 32.1% was 0.2 points lower than the underwriting expense ratio of 32.3% in the same period of 2016.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Domestic:
Select Accounts	$722	$721	$1,487	$1,465
Middle Market	1,902	1,828	4,166	3,971
National Accounts	336	377	807	911
National Property and Other	522	548	982	1,034
Total Domestic	3,482	3,474	7,442	7,381
International	312	306	623	598
Total Business Insurance	$3,794	$3,780	$8,065	$7,979

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Domestic:
Select Accounts	$720	$709	$1,475	$1,433
Middle Market	1,820	1,741	3,997	3,804
National Accounts	219	234	507	554
National Property and Other	496	521	882	931
Total Domestic	3,255	3,205	6,861	6,722
International	289	267	538	510
Total Business Insurance	$3,544	$3,472	$7,399	$7,232

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross written premiums in the second quarter of 2017 were comparable with the same period of 2016.  Gross written premiums in the first six months of 2017 increased by 1% over the same period of 2016.  Net written premiums in both the second quarter and first six months of 2017 increased by 2% over the same periods of 2016.

Select Accounts.  Net written premiums of $720 million and $1.48 billion in the second quarter and first six months of 2017, respectively, increased by 2% and 3%, respectively, over the same periods of 2016.  Business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter and first six months of 2017 remained positive but were lower than in the same periods of 2016.  New business premiums in the second quarter and first six months of 2017 increased over the same periods of 2016.

Middle Market.  Net written premiums of $1.82 billion and $4.00 billion in the second quarter and first six months of 2017, respectively, both increased by 5% over the same periods of 2016.  Business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter and first six months of 2017 remained positive and were higher than in the same periods of 2016.  New business premiums in the second quarter and first six months of 2017 decreased from the same periods of 2016.

National Accounts.  Net written premiums of $219 million and $507 million in the second quarter and first six months of 2017, respectively, decreased by 6% and 8%, respectively, from the same periods of 2016.  Business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter of 2017 were flat, compared with positive in the same period of 2016.  Renewal premium changes in the first six months of 2017 remained positive but were lower than in the same period of 2016.  New business premiums in the second quarter and first six months of 2017 decreased from the same periods of 2016.

National Property and Other.  Net written premiums of $496 million and $882 million in the second quarter and first six months of 2017, respectively, both decreased by 5% from the same periods of 2016.  Business retention rates in the second quarter and first six months of 2017 declined from the same periods of 2016.  Renewal premium changes in the second quarter and first six months of 2017 were positive, compared with slightly negative in the same periods of 2016.  New business premiums in the second quarter and first six months of 2017 decreased from the same periods of 2016.

International.  Net written premiums of $289 million and $538 million in the second quarter and first six months of 2017, respectively, increased by 8% and 5%, respectively, over the same periods of 2016, primarily driven by increases in the Company’s operations at Lloyd’s.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016

Revenues
Earned premiums	$575	$559	$1,130	$1,111
Net investment income	56	58	117	118
Other revenues	6	5	11	9
Total revenues	$637	$622	$1,258	$1,238

Total claims and expenses	$398	$306	$841	$694

Segment income	$163	$215	$308	$375

Loss and loss adjustment expense ratio	29.7%	16.2%	35.1%	24.1%
Underwriting expense ratio	39.0	38.3	38.9	38.0
Combined ratio	68.7%	54.5%	74.0%	62.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

Segment income in the second quarter of 2017 was $163 million, $52 million or 24% lower than segment income of $215 million in the same period of 2016, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarters of 2017 and 2016 was $78 million and $159 million, respectively.  Catastrophe losses in the second quarters of 2017 and 2016 were $1 million and $3 million, respectively.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Segment income in the first six months of 2017 was $308 million, $67 million or 18% lower than segment income of $375 million in the same period of 2016, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Net favorable prior year reserve development in the first six months of 2017 and 2016 was $92 million and $225 million, respectively.  Catastrophe losses in the first six months of 2017 and 2016 were $2 million and $4 million, respectively.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.  Income tax expense in the first six months of 2017 was also reduced by $17 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2017 were $575 million, $16 million or 3% higher than in the same period of 2016. Earned premiums in the first six months of 2017 were $1.13 billion, $19 million or 2% higher than in the same period of 2016.

Net Investment Income

Net investment income in the second quarter of 2017 was $56 million, $2 million or 3% lower than in the same period of 2016. Net investment income in the first six months of 2017 was $117 million, $1 million or 1% lower than in the same period of 2016.  Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  As a result, reported net investment income in Bond & Specialty Insurance reflects a significantly smaller proportion of allocated net investment income, including that from the Company’s non-fixed maturity investments that experienced an increase in investment income in the second quarter and first six months of 2017 as compared with the same periods of 2016.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2017 as compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2017 were $174 million, $81 million or 87% higher than in the same period of 2016, primarily reflecting lower net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2017 were $401 million, $129 million or 47% higher than in the same period of 2016, primarily reflecting lower net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2017 was $108 million, $4 million or 4% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first six months of 2017 was $211 million, $5 million or 2% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses

General and administrative expenses in the second quarter of 2017 were $116 million, $7 million or 6% higher than in the same period of 2016.  General and administrative expenses in the first six months of 2017 were $229 million, $13 million or 6% higher than in the same period of 2016.  The increases in both periods of 2017 primarily reflected higher employee and technology related expenses.

Income Tax Expense

Income tax expense in the second quarter of 2017 was $76 million, $25 million or 25% lower than in the same period of 2016, primarily reflecting the impact of the $77 million decrease in income before income taxes in the second quarter of 2017.  Income tax expense in the first six months of 2017 was $109 million, $60 million or 36% lower than in the same period of 2016, primarily reflecting the impact of the $127 million decrease in income before income taxes in the first six months of 2016 and the $17 million reduction in income tax expense in the first six months of 2017 resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 68.7% in the second quarter of 2017 was 14.2 points higher than the combined ratio of 54.5% in the same period of 2016.  The combined ratio of 74.0% in the first six months of 2017 was 11.9 points higher than the combined ratio of 62.1% in the same period of 2016.

The loss and loss adjustment expense ratio of 29.7% in the second quarter of 2017 was 13.5 points higher than the loss and loss adjustment expense ratio of 16.2% in the same period of 2016.  Net favorable prior year reserve development in the second quarters of 2017 and 2016 provided 13.5 points and 28.4 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the second quarters of 2017 and 2016 accounted for 0.2 points and 0.5 points, respectively, of the loss and loss adjustment expense ratio.  The 2017 second quarter underlying loss and loss adjustment expense ratio was 1.1 points lower than the 2016 ratio on the same basis.

The loss and loss adjustment expense ratio of 35.1% in the first six months of 2017 was 11.0 points higher than the loss and loss adjustment expense ratio of 24.1% in the same period of 2016.  Net favorable prior year reserve development in the first six months of 2017 and 2016 provided 8.2 points and 20.2 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first six months of 2017 and 2016 accounted for 0.2 points and 0.3 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2017 was 0.9 points lower than the 2016 ratio on the same basis.

The underwriting expense ratio of 39.0% in the second quarter of 2017 was 0.7 points higher than the underwriting expense ratio of 38.3% in the same period of 2016.  In the first six months of 2017, the underwriting expense ratio of 38.9% was 0.9 points higher than the underwriting expense ratio of 38.0% in the same period of 2016.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Domestic:
Management Liability	$352	$340	$697	$676
Surety	219	209	423	409
Total Domestic	571	549	1,120	1,085
International	49	40	101	81
Total Bond & Specialty Insurance	$620	$589	$1,221	$1,166

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Domestic:
Management Liability	$341	$331	$671	$656
Surety	211	205	385	372
Total Domestic	552	536	1,056	1,028
International	46	34	86	64
Total Bond & Specialty Insurance	$598	$570	$1,142	$1,092

Gross and net written premiums in both the second quarter and first six months of 2017 were 5% higher than in the same periods of 2016.

Domestic.  Net written premiums of $552 million and $1.06 billion in the second quarter and first six months of 2017, respectively, both increased by 3% over the same periods of 2016.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter and first six months of 2017 remained positive and were higher than in the same periods of 2016.  New business premiums in the second quarter of 2017 increased slightly over the same period of 2016.  New business premiums in the first six months of 2017 decreased slightly from the same period of 2016.

International.  Net written premiums of $46 million and $86 million in the second quarter and first six months of 2017, respectively, increased by 35% and 34%, respectively, over the same periods of 2016, driven by increases in management liability business in the United Kingdom and contract surety business in Canada.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016

Revenues
Earned premiums	$2,272	$2,069	$4,471	$4,084
Net investment income	95	87	191	172
Fee income	4	4	8	7
Other revenues	15	15	31	31
Total revenues	$2,386	$2,175	$4,701	$4,294

Total claims and expenses	$2,387	$2,046	$4,600	$3,954

Segment income	$12	$95	$101	$247

Loss and loss adjustment expense ratio	76.8%	68.9%	74.9%	67.2%
Underwriting expense ratio	27.3	28.9	27.0	28.6
Combined ratio	104.1%	97.8%	101.9%	95.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

Segment income in the second quarter of 2017 was $12 million, $83 million or 87% lower than segment income of $95 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins and (ii) higher catastrophe losses, partially offset by (iii) higher net investment income.  Catastrophe losses in the second quarters of 2017 and 2016 were $218 million and $163 million, respectively.  There was no net prior year reserve development in the second quarter of 2017, compared with net favorable prior year reserve development of $4 million in the same period of 2016.  The lower underlying underwriting margins primarily resulted from the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses and (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Segment income in the first six months of 2017 was $101 million, $146 million lower than segment income of $247 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) lower underlying underwriting margins, (ii) higher catastrophe losses and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher net investment income.  Catastrophe losses in the first six months of 2017 and 2016 were $432 million and $332 million, respectively.  Net favorable prior year reserve development in the first six months of 2017 and 2016 was $6 million and $44 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (ii) normal variability in non-catastrophe weather-related losses.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.  Income tax expense in the first six months of 2017 was also reduced by $7 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2017 were $2.27 billion, $203 million or 10% higher than in the same period of 2016.  Earned premiums in the first six months of 2017 were $4.47 billion, $387 million or 9% higher than in the same period of 2016.  The increases in both periods primarily reflected the impact of increases in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2017 was $95 million, $8 million or 9% higher than in the same period of 2016.  Net investment income in the first six months of 2017 was $191 million, $19 million or 11% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2017 compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the second quarters and first six months of 2017 and 2016 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2017 were $1.75 billion, $320 million or 22% higher than in the same period of 2016, primarily reflecting (i) higher volumes of insured exposures, (ii) higher catastrophe losses, (iii) normal quarterly variability in non-catastrophe weather-related losses, (iv) loss cost trends and (v) the timing of higher loss estimates in personal automobile bodily injury coverages that were consistent with the higher loss trends recognized in the last half of 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2017 were $3.35 billion, $602 million or 22% higher than in the same period of 2016, primarily reflecting (i) higher volumes of insured exposures, (ii) higher catastrophe losses, (iii) loss cost trends, (iv) the timing of higher loss estimates in personal automobile bodily injury coverages that were consistent with the higher loss trends recognized in the last half of 2016, (v) normal variability in non-catastrophe weather-related losses and (vi) lower net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the first six months of 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2017 was $357 million, $25 million or 8% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first six months of 2017 was $703 million, $48 million or 7% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2017 were $285 million, $4 million or 1% lower than in the same period of 2016.  General and administrative expenses in the first six months of 2017 were $550 million, $4 million or 1% lower than in the same period of 2016.

Income Tax Expense (Benefit)

The income tax benefit in the second quarter of 2017 was $(13) million, compared with income tax expense of $34 million in the same period of 2016, primarily reflecting the $130 million decrease in income before income taxes.  Income tax expense in the first six months of 2017 was $0, compared with income tax expense of $93 million in the same period of 2016, primarily reflecting the $239 million decrease in income before income taxes and the $7 million reduction in income tax expense resulting from the resolution of prior year income tax matters in the first quarter of 2017.  The level of income tax expense (benefit) in all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s tax provision.

Combined Ratio

The combined ratio of 104.1% in the second quarter of 2017 was 6.3 points higher than the combined ratio of 97.8% in the same period of 2016.  The combined ratio of 101.9% in the first six months of 2017 was 6.1 points higher than the combined ratio of 95.8% in the same period of 2016.

The loss and loss adjustment expense ratio of 76.8% in the second quarter of 2017 was 7.9 points higher than the loss and loss adjustment expense ratio of 68.9% in the same period of 2016.  Catastrophe losses accounted for 9.6 points and 7.8 points of the loss and loss adjustment expense ratios in the second quarter of 2017 and 2016, respectively.  Net favorable prior year reserve development in the second quarters of 2017 and 2016 provided 0.0 points and 0.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2017 second quarter underlying loss and loss adjustment expense ratio was 5.9 points higher than the 2016 ratio on the same basis primarily reflecting the impacts of (i) normal quarterly variability in non-catastrophe weather-related losses, (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016 and (iii) the tenure impact of higher levels of new business in recent years in the Automobile product line.

The loss and loss adjustment expense ratio of 74.9% in the first six months of 2017 was 7.7 points higher than the loss and loss adjustment expense ratio of 67.2% in the same period of 2016.  Catastrophe losses accounted for 9.7 points and 8.2 points of the loss and loss adjustment expense ratios in the first six months of 2017 and 2016, respectively.  Net favorable prior year reserve development in the first six months of 2017 and 2016 provided 0.2 points and 1.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2017 was 5.3 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the last half of 2016, (ii) normal variability in non-catastrophe weather-related losses and (iii) the tenure impact of higher levels of new business in recent years in the Automobile product line.

The underwriting expense ratio of 27.3% for the second quarter of 2017 was 1.6 points lower than the underwriting expense ratio of 28.9% in the same period of 2016.  In the first six months of 2017, the underwriting expense ratio of 27.0% was 1.6 points lower than the underwriting expense ratio of 28.6% in the same period of 2016.  The declines in both periods of 2017 primarily reflected the impact of an increase in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Domestic:
Agency:
Automobile	$1,164	$1,022	$2,258	$1,961
Homeowners and Other	1,085	1,045	1,920	1,848
Total Agency	2,249	2,067	4,178	3,809
Direct-to-Consumer	88	75	171	143
Total Domestic	2,337	2,142	4,349	3,952
International	176	177	310	303
Total Personal Insurance	$2,513	$2,319	$4,659	$4,255

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Domestic:
Agency:
Automobile	$1,159	$1,018	$2,246	$1,950
Homeowners and Other	1,077	1,036	1,871	1,796
Total Agency	2,236	2,054	4,117	3,746
Direct-to-Consumer	88	75	171	143
Total Domestic	2,324	2,129	4,288	3,889
International	174	174	306	298
Total Personal Insurance	$2,498	$2,303	$4,594	$4,187

Domestic Agency Written Premiums

Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the second quarter and first six months of 2017 were 9% and 10% higher, respectively, than in the same periods of 2016.

Domestic Agency Automobile net written premiums of $1.16 billion and $2.25 billion in the second quarter and first six months of 2017, respectively, increased by 14% and 15%, respectively, over the same periods of 2016.  Business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter and first six months of 2017 remained positive and were higher than in the same periods of 2016.  New business premiums in the second quarter of 2017 decreased from the same period of 2016, while new business premiums in the first six months of 2017 increased over the same period of 2016.

Domestic Agency Homeowners and Other net written premiums of $1.08 billion and $1.87 billion in the second quarter and first six months of 2017, respectively, both increased by 4% over in the same periods of 2016.  Business retention rates remained strong in the second quarter and first six months of 2017.  Renewal premium changes in the second quarter and first six months of 2017 remained positive but were lower than in the same periods of 2016.  New business premiums in the second quarter and first six months of 2017 increased over the same periods of 2016.

For its Domestic Agency business, the Personal Insurance segment had approximately 6.8 million and 6.4 million active policies at June 30, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Direct-to-Consumer and International Written Premiums

Direct-to-Consumer net written premiums of $88 million and $171 million in the second quarter and first six months of 2017, respectively, increased by 17% and 20%, respectively, over the same periods of 2016, primarily driven by growth in automobile net written premiums.

International net written premiums of $174 million in the second quarter of 2017 were comparable with the same period of 2016.  International net written premiums of $306 million in the first six months of 2017 increased by 3% over the same period of 2016, primarily driven by growth in automobile net written premiums.

For its international and direct-to-consumer business, Personal Insurance had approximately 867,000 and 843,000 active policies at June 30, 2017 and 2016, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income (loss)	$(61)	$(62)	$(123)	$(123)

Income (loss) for Interest Expense and Other in the second quarter of 2017 and 2016 was $(61) million and $(62) million, respectively.  Income (loss) for Interest Expense and Other in both the first six months of 2017 and 2016 was $(123) million.  After-tax interest expense in the second quarter and first six months of 2017 was $60 million and $118 million, respectively, compared with $60 million and $120 million in the respective periods of 2016.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Net asbestos paid loss and loss expenses in the first six months of 2017 were $139 million, compared with $575 million in the same period of 2016.  Net payments in the first six months of 2016 included the payment of the $518 million settlement amounts related to PPG as described above.  Net asbestos reserves were $1.19 billion at June 30, 2017, compared with $1.23 billion at June 30, 2016.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2017	2016
Beginning reserves:
Gross	$1,512	$1,989
Ceded	(186)	(179)
Net	1,326	1,810

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	166	671
Ceded	(27)	(96)
Net	139	575

Foreign exchange and other:
Gross	1	(1)
Ceded	—	—
Net	1	(1)

Ending reserves:
Gross	1,347	1,317
Ceded	(159)	(83)
Net	$1,188	$1,234

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions.  As a result of these factors, the Company increased its net environmental reserves by $65 million and $82 million in the second quarters of 2017 and 2016, respectively.

Net environmental paid loss and loss expenses in the first six months of 2017 were $37 million, compared with $23 million in the same period of 2016.  At June 30, 2017, approximately 94% of the net environmental reserve (approximately $385 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $26 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2017	2016
Beginning reserves:
Gross	$395	$375
Ceded	(13)	(14)
Net	382	361

Incurred losses and loss expenses:
Gross	74	87
Ceded	(9)	(5)
Net	65	82

Paid loss and loss expenses:
Gross	39	24
Ceded	(2)	(1)
Net	37	23

Foreign exchange and other:
Gross	1	1
Ceded	—	—
Net	1	1

Ending reserves:
Gross	431	439
Ceded	(20)	(18)
Net	$411	$421

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2017 were $72.33 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2017 was $61.91 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2017 and December 31, 2016.  Below investment grade securities represented 2.7% and 2.9% of the total fixed maturity investment portfolio at June 30, 2017 and December 31, 2016, respectively.  The average effective duration of fixed maturities and short-term securities was 4.2 (4.6 excluding short-term securities) at June 30, 2017 and 4.2 (4.5 excluding short-term securities) at December 31, 2016.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2017 and December 31, 2016 included $32.11 billion and $31.91 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2017 and December 31, 2016 were $4.28 billion and $5.16 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2017, approximately 99% were rated at “A3” or above, and approximately 92% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2017.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2017, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2017 and December 31, 2016 included $1.77 billion and $1.71 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

ranges.  Included in the totals at June 30, 2017 and December 31, 2016 were $527 million and $563 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.24 billion and $1.15 billion at June 30, 2017 and December 31, 2016, respectively. Approximately 51% of the Company’s CMO holdings at both June 30, 2017 and December 31, 2016 were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $603 million and $566 million of non-guaranteed CMO holdings was “A3” and “Baa2” at June 30, 2017 and December 31, 2016, respectively.  The average credit rating of all of the above securities was “Aa2” at both June 30, 2017 and December 31, 2016.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2017 and December 31, 2016, the carrying value of the Company’s other investments was $3.51 billion and $3.45 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Catastrophe Bonds. With respect to the Company’s indemnity reinsurance agreement with Long Point Re III Ltd., the attachment point and maximum limit were reset as required annually to adjust the expected loss of the layer within a predetermined range.  For the period May 16, 2017 through and including May 15, 2018, the Company will be entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $2.346 billion.  The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.846 billion.

Other Catastrophe Reinsurance Treaties.  Catastrophe reinsurance treaties that renewed on July 1, 2017 were as follows:

•                  Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This provides up to $800 million part of $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornadoes, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2017 through and including June 30, 2018.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•                  Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $150 million part of $165 million of coverage, subject to an $80 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company’s Business Insurance segment for the period July 1, 2017 through and including June 30, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

•                  Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty, effective for the period July 1, 2017 through and including June 30, 2018, covers the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide.  The treaty provides coverage for 50% of losses in excess of C$100 million (US$77 million at June 30, 2017), up to C$200 million (US$154 million at June 30, 2017) and for 100% of losses in excess of C$200 million (US$154 million at June 30, 2017), up to C$600 million (US$462 million at June 30, 2017).

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2017	December 31, 2016
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,076	$3,181
Allowance for uncollectible reinsurance	(114)	(116)
Net reinsurance recoverables	2,962	3,065
Mandatory pools and associations	2,064	2,054
Structured settlements	3,124	3,168
Total reinsurance recoverables	$8,150	$8,287

The $103 million decline in net reinsurance recoverables from December 31, 2016 primarily reflected the impacts of cash collections in the first six months of 2017, including the settlement of certain disputes as discussed in more detail in note 13 of notes to the unaudited consolidated financial statements.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured).  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of Business Insurance, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Property and casualty insurance market conditions are expected to remain competitive.  Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2017 and into 2018.  In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be broadly consistent with the levels attained in the first six months of 2017. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2017 and into 2018 will remain positive, but will be slightly lower than the levels attained in the first six months of 2017.  With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

net written premium volume during the remainder of 2017 and into 2018 will be broadly consistent with the level attained in the same periods of 2016 and 2017.  In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be higher than the levels attained in the first six months of 2017, and domestic Agency Homeowners and Other renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be broadly consistent with the levels attained in the first six months of 2017.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment during the remainder of 2017 and into 2018 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first six months of 2017.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2017 and into 2018 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

General economic and geopolitical uncertainty regarding a variety of domestic and international matters, such as the political and regulatory environment, the U.S. Federal budget and potential changes in tax laws in the United States, the repeal, replacement or modification of the Affordable Care Act, economic uncertainty in the United States and in various parts of the world, the United Kingdom’s withdrawal from the European Union, rapid changes in commodity prices, such as in oil, and fluctuations in interest rates and foreign currency exchange rates, has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting lower levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, lower levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2017 and into 2018, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

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

It is possible that changes in economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves.  These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive.  For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected,” and “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” in the Company’s 2016 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In Business Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2017 and into 2018 will be broadly consistent with those in the same periods of 2016 and 2017, reflecting the modest impact of loss trends in excess of earned pricing offset by more normalized levels of non-catastrophe weather-related losses and other loss activity.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins and the underlying combined ratio during the remainder of 2017 and into 2018 will be broadly consistent with those in the same periods of 2016 and 2017.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2017 and into 2018 will be higher than in the same periods of 2016 and 2017, and the underlying combined ratio during the remainder of 2017 and into 2018 will be lower than in the same periods of 2016 and 2017.  In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2017 and into 2018 compared with the same periods of 2016 and 2017, reflecting actions taken to improve profitability, as well as the timing impact of higher loss trends for bodily injury liability coverages that were recognized in the last half of 2016.  In Agency Homeowners and Other, the Company expects that underlying underwriting margins will be slightly higher and the underlying combined ratio will be slightly lower during the remainder of 2017 and into 2018 than in the same periods of 2016 and 2017, reflecting more normalized levels of non-catastrophe weather-related losses and other loss activity.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.2 (4.6 excluding short-term securities) at June 30, 2017.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2017, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Based on the current interest rate environment, which remains very low by historical standards, the Company estimates that the impact of lower reinvestment yields on fixed maturity investments, partially offset by the impact of slightly higher levels of fixed maturities combined with higher short-term investment yields could, during the remainder of 2017 result in approximately $15 million of lower after-tax net investment income, and into 2018, could result in approximately $10 million of lower after-tax net investment income from those portfolios on a quarterly basis as compared to the corresponding quarters of 2016 and 2017.  The impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2017 and into 2018 is hard to predict.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2017 and into 2018, the Company could experience a reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $1.43 billion ($931 million after-tax) in its fixed maturity investment portfolio at June 30, 2017.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” included in “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report.

In the second quarter of 2017, the Company had net pre-tax realized investment gains of $80 million, which were primarily driven by gains on sales of equity securities.  At June 30, 2017, the carrying value of the Company’s equity securities was $700 million, which included $142 million of net pre-tax unrealized gains.  During the remainder of 2017, the Company may realize additional gains through the sales of equity securities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2017, TRV held total cash and short-term invested assets in the United States aggregating $2.55 billion and having a weighted average maturity of 59 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $2.55 billion at June 30, 2017, which included net proceeds from the recent issuance of senior notes described below, exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2017, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2017.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018.  This line of credit also supports TRV’s $800 million commercial paper program.  At June 30, 2017, the Company had no commercial paper outstanding.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $244 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2017.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On March 13, 2017, the Company announced an agreement to acquire Simply Business, a leading digital provider of insurance policies to small businesses in the United Kingdom, for total consideration of approximately $490 million, which includes the repayment of debt and other obligations at the completion of the transaction.  The transaction is expected to close in the third quarter of 2017, subject to regulatory approvals and other customary closing conditions.  The Company will use a portion of the net proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8 of notes to the unaudited consolidated financial statements) and internal resources to fund this transaction.

On December 15, 2017, the Company’s $450 million, 5.75% senior notes will mature.  The Company will use a portion of the proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8 of notes to the unaudited consolidated financial statements) to fund this maturity.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2017 and 2016 were $1.59 billion and $1.29 billion, respectively.  Cash flows in the first six months of 2016 included the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.

Investing Activities

Net cash flows used in investing activities in the first six months of 2017 and 2016 were $1.02 billion and $91 million, respectively.  The Company’s consolidated total investments at June 30, 2017 increased by $1.84 billion, or 3% over year-end 2016, primarily reflecting the impacts of net cash flows provided by operating activities, net proceeds from the issuance of debt and an increase in the unrealized appreciation of investments, partially offset by common share repurchases, dividends paid to shareholders and the repayment of debt.

Financing Activities

Net cash flows used in financing activities in the first six months of 2017 and 2016 were $550 million and $1.31 billion, respectively.  The totals in both periods primarily reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and the proceeds from employee stock option exercises.  Common share repurchases in the first six months of 2017 and 2016 were $761 million and $1.16 billion, respectively.  Share repurchases in the first six months of 2017 were lower than in the same period of 2016 as the Company moderated its share repurchases in the first quarter of 2017 to provide financing flexibility for the pending acquisition of Simply Business.

Dividends.  Dividends paid to shareholders were $389 million and $375 million in the first six months of 2017 and 2016, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 20, 2017, the Company announced that it declared a regular quarterly dividend of $0.72 per share, payable September

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

29, 2017 to shareholders of record on September 8, 2017.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2017, the Company repurchased 3.8 million and 5.7 million shares, respectively, under its share repurchase authorization, for a total cost of $475 million and $700 million, respectively.  The average cost per share repurchased was $123.04 and $122.33, respectively.  On April 20, 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.  At June 30, 2017, the Company had $5.23 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2017 and December 31, 2016.

(in millions)	June 30, 2017	December 31, 2016
Debt:
Short-term	$950	$550
Long-term	6,004	5,911
Net unamortized fair value adjustments and debt issuance costs	(34)	(24)
Total debt	6,920	6,437

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,202	23,976
Accumulated other comprehensive loss	(344)	(755)
Total shareholders’ equity	23,858	23,221
Total capitalization	$30,778	$29,658

On May 22, 2017, the Company issued $700 million aggregate principal amount of 4.00% senior notes that will mature on May 30, 2047.  See note 8 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.  On June 2, 2017, the Company redeemed the remaining $107 million aggregate principal amount of its 6.25% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at a price per debenture of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments.

(dollars in millions)	June 30, 2017	December 31, 2016

Total capitalization	$30,778	$29,658
Less: net unrealized gains on investments, net of taxes	1,035	730
Total capitalization excluding net unrealized gains on investments	$29,743	$28,928

Debt-to-total capital ratio	22.5%	21.7%
Debt-to-total capital ratio excluding net unrealized gains on investments	23.3%	22.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 23.3% at June 30, 2017 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 20, 2017, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2017 was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

•                  On June 19, 2017, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

•                  On July 13, 2017, Moody’s affirmed all ratings of the Company.  The outlook for all ratings is stable.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2016.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.78 billion at June 30, 2017) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	June 30, 2017			December 31, 2016
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,873	$6,792	$11,665	$4,951	$6,925	$11,876
Commercial property	826	407	1,233	752	357	1,109
Commercial multi-peril	1,812	1,914	3,726	1,807	1,935	3,742
Commercial automobile	2,209	1,182	3,391	2,190	1,178	3,368
Workers’ compensation	10,320	9,104	19,424	10,322	8,786	19,108
Fidelity and surety	253	288	541	242	323	565
Personal automobile	1,895	1,149	3,044	1,852	1,038	2,890
Homeowners and personal—other	620	694	1,314	622	468	1,090
International and other	2,714	1,504	4,218	2,740	1,441	4,181
Property-casualty	25,522	23,034	48,556	25,478	22,451	47,929
Accident and health	18	—	18	20	—	20
Claims and claim adjustment expense reserves	$25,540	$23,034	$48,574	$25,498	$22,451	$47,949

The $625 million increase in gross claims and claim adjustment expense reserves since December 31, 2016 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses incurred in the first six months of 2017, partially offset by the impacts of (iii) net favorable prior year reserve development and (iv) payments related to operations in runoff.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of recently issued accounting pronouncements.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS, Continued

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report filed with the SEC and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2016 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2016 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES, Continued

the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Except for internal controls over financial reporting related to the implementation of a new investment accounting system for private equity limited partnerships, hedge funds and real estate partnerships, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the implementation of the new investment accounting system and concluded they were effective.

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

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 13 of notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report filed with the SEC.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” herein and “—Critical Accounting Estimates” herein and in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2016 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, Continued

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2017	April 30, 2017	514,590	$121.71	514,500	$5,646
May 1, 2017	May 31, 2017	2,000,968	$121.31	1,999,431	$5,403
June 1, 2017	June 30, 2017	1,346,899	$126.13	1,346,723	$5,234
Total		3,862,457	$123.04	3,860,654	$5,234

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

The Company acquired 1,803 shares for a total cost of approximately $0.2 million during the three months ended June 30, 2017 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on March 31, 2017. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement filed with the SEC) that has entered into a Rule 10b5-1 trading plan that remains in effect.  Under the Company’s stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on March 31, 2017.

Item 6.   EXHIBITS

See Exhibit Index.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 20, 2017	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: July 20, 2017	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1

The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2017, and is incorporated herein by reference.

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2017 and 2016; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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