Form 10-Q
period 2017-09-30
TRAVELERS COMPANIES, INC.
filed 2017-10-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 16, 2017 was 273,695,876.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2017

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Premiums	$6,523	$6,209	$19,057	$18,257
Net investment income	588	582	1,796	1,675
Fee income	113	116	342	352
Net realized investment gains (1)	61	23	146	33
Other revenues	40	31	110	115
Total revenues	7,325	6,961	21,451	20,432

Claims and expenses
Claims and claim adjustment expenses	4,806	3,856	13,125	11,330
Amortization of deferred acquisition costs	1,059	1,012	3,094	2,972
General and administrative expenses	1,045	1,057	3,086	3,106
Interest expense	95	89	276	273
Total claims and expenses	7,005	6,014	19,581	17,681

Income before income taxes	320	947	1,870	2,751
Income tax expense	27	231	365	680
Net income	$293	$716	$1,505	$2,071

Net income per share
Basic	$1.06	$2.48	$5.39	$7.09
Diluted	$1.05	$2.45	$5.34	$7.00

Weighted average number of common shares outstanding
Basic	274.1	286.0	277.1	290.0
Diluted	276.6	289.8	279.6	293.6
Cash dividends declared per common share	$0.72	$0.67	$2.11	$1.95

(1)         Total other-than-temporary impairment (OTTI) losses were $(5) million and $(4) million for the three months ended September 30, 2017 and 2016, respectively, and $(11) million and $(36) million for the nine months ended September 30, 2017 and 2016, respectively.  Of total OTTI, credit losses of $(5) million and $(4) million for the three months ended September 30, 2017 and 2016, respectively, and $(12) million and $(26) million for the nine months ended September 30, 2017 and 2016, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months ended September 30, 2017 and 2016, and $1 million and $(10) million for the nine months ended September 30, 2017 and 2016, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$293	$716	$1,505	$2,071

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(42)	(455)	429	1,138
Having credit losses recognized in the consolidated statement of income	2	6	4	23
Net changes in benefit plan assets and obligations	(9)	16	25	50
Net changes in unrealized foreign currency translation	113	(31)	202	37
Other comprehensive income (loss) before income taxes	64	(464)	660	1,248
Income tax expense (benefit)	5	(159)	190	431
Other comprehensive income (loss), net of taxes	59	(305)	470	817
Comprehensive income	$352	$411	$1,975	$2,888

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,727 and $59,650)	$62,157	$60,515
Equity securities, available for sale, at fair value (cost $509 and $504)	601	732
Real estate investments	923	928
Short-term securities	5,859	4,865
Other investments	3,552	3,448
Total investments	73,092	70,488

Cash	379	307
Investment income accrued	568	630
Premiums receivable	7,267	6,722
Reinsurance recoverables	8,345	8,287
Ceded unearned premiums	688	589
Deferred acquisition costs	2,077	1,923
Deferred taxes	243	465
Contractholder receivables	4,757	4,609
Goodwill	3,946	3,580
Other intangible assets	345	268
Other assets	2,604	2,377
Total assets	$104,311	$100,245

Liabilities
Claims and claim adjustment expense reserves	$49,750	$47,949
Unearned premium reserves	13,247	12,329
Contractholder payables	4,757	4,609
Payables for reinsurance premiums	423	273
Debt	6,921	6,437
Other liabilities	5,475	5,427
Total liabilities	80,573	77,024

Shareholders’ equity
Common stock (1,750.0 shares authorized; 273.8 and 279.6 shares issued, 273.7 and 279.6 shares outstanding)	22,836	22,614
Retained earnings	33,110	32,196
Accumulated other comprehensive loss	(285)	(755)
Treasury stock, at cost (498.3 and 489.5 shares)	(31,923)	(30,834)
Total shareholders’ equity	23,738	23,221
Total liabilities and shareholders’ equity	$104,311	$100,245

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2017	2016
Common stock
Balance, beginning of year	$22,614	$22,172
Employee share-based compensation	118	123
Compensation amortization under share-based plans and other changes	104	124
Balance, end of period	22,836	22,419

Retained earnings
Balance, beginning of year	32,196	29,945
Net income	1,505	2,071
Dividends	(591)	(571)
Other	—	(2)
Balance, end of period	33,110	31,443

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(755)	(157)
Other comprehensive income	470	817
Balance, end of period	(285)	660

Treasury stock (at cost)
Balance, beginning of year	(30,834)	(28,362)
Treasury stock acquired — share repurchase authorization	(1,028)	(1,650)
Net shares acquired related to employee share-based compensation plans	(61)	(71)
Balance, end of period	(31,923)	(30,083)
Total shareholders’ equity	$23,738	$24,439

Common shares outstanding
Balance, beginning of year	279.6	295.9
Treasury stock acquired — share repurchase authorization	(8.3)	(14.7)
Net shares issued under employee share-based compensation plans	2.4	2.9
Balance, end of period	273.7	284.1

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2017	2016
Cash flows from operating activities
Net income	$1,505	$2,071
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(146)	(33)
Depreciation and amortization	611	624
Deferred federal income tax expense	88	29
Amortization of deferred acquisition costs	3,094	2,972
Equity in income from other investments	(300)	(114)
Premiums receivable	(517)	(340)
Reinsurance recoverables	(19)	248
Deferred acquisition costs	(3,237)	(3,096)
Claims and claim adjustment expense reserves	1,561	(139)
Unearned premium reserves	852	725
Other	(268)	116
Net cash provided by operating activities	3,224	3,063

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,581	6,648
Proceeds from sales of investments:
Fixed maturities	860	865
Equity securities	340	71
Real estate investments	23	69
Other investments	603	569
Purchases of investments:
Fixed maturities	(8,403)	(9,004)
Equity securities	(193)	(36)
Real estate investments	(40)	(30)
Other investments	(392)	(422)
Net purchases of short-term securities	(990)	(135)
Securities transactions in course of settlement	122	511
Acquisition, net of cash acquired	(439)	—
Other	(187)	(240)
Net cash used in investing activities	(2,115)	(1,134)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,028)	(1,650)
Treasury stock acquired — net employee share-based compensation	(61)	(71)
Dividends paid to shareholders	(589)	(569)
Payment of debt	(207)	(400)
Issuance of debt	689	491
Issuance of common stock — employee share options	148	164
Net cash used in financing activities	(1,048)	(2,035)
Effect of exchange rate changes on cash	11	(5)
Net increase (decrease) in cash	72	(111)
Cash at beginning of year	307	380
Cash at end of period	$379	$269

Supplemental disclosure of cash flow information
Income taxes paid	$467	$648
Interest paid	$217	$223

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

On August 4, 2017, the Company completed its previously announced acquisition of all issued and outstanding shares of Simply Business Holdings LTD (Simply Business), a leading provider of small business insurance policies in the United Kingdom, for a purchase price of approximately $464 million, which included the repayment of debt and other obligations of Simply Business.  In addition, the Company issued 95,953 shares of restricted common stock valued at approximately $12 million to certain employees of Simply Business who were equity holders of Simply Business.  Subject to the satisfaction of certain conditions, 50% of the restricted stock will vest two years from the issuance date and the remainder will vest three years from the issuance date.  The Company used a portion of the net proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8) and internal resources to fund this transaction.

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

Nature of Operations

Effective April 1, 2017, and as reported in the Company’s Form 10-Q for the quarter ended June 30, 2017, the Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses were being managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.  While the segmentation of the Company’s domestic businesses was unchanged, the Company’s international businesses, which were previously managed and reported in total within the Business and International Insurance segment, were disaggregated by product type among the three newly aligned reportable business segments.  All prior periods presented have been reclassified to conform to this presentation.  In connection with these changes, the Company revised the names and descriptions of certain businesses comprising the Company’s segments and has reflected other related changes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The reportable business segments are as follows:

Business Insurance

Business Insurance offers a broad array of property and casualty insurance and insurance related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd’s.

Business Insurance is comprised of Select Accounts, Middle Market, National Accounts, National Property and Other, and International.  Business Insurance also includes Simply Business, as well as Business Insurance Other, which comprises the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$3,576	$591	$2,356	$6,523
Net investment income	437	57	94	588
Fee income	108	—	5	113
Other revenues	19	5	14	38

Total segment revenues (1)	$4,140	$653	$2,469	$7,262

Segment income (1)	$105	$136	$77	$318

2016
Premiums	$3,497	$573	$2,139	$6,209
Net investment income	431	59	92	582
Fee income	111	—	5	116
Other revenues	7	5	16	28

Total segment revenues (1)	$4,046	$637	$2,252	$6,935

Segment income (1)	$433	$165	$163	$761

(1)                  Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$10,509	$1,721	$6,827	$19,057
Net investment income	1,337	174	285	1,796
Fee income	329	—	13	342
Other revenues	43	16	45	104

Total segment revenues (1)	$12,218	$1,911	$7,170	$21,299

Segment income (1)	$976	$444	$178	$1,598

2016
Premiums	$10,350	$1,684	$6,223	$18,257
Net investment income	1,234	177	264	1,675
Fee income	340	—	12	352
Other revenues	45	14	47	106

Total segment revenues (1)	$11,969	$1,875	$6,546	$20,390

Segment income (1)	$1,281	$540	$410	$2,231

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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$998	$1,003	$2,973	$2,971
Commercial automobile	544	503	1,571	1,497
Commercial property	448	441	1,326	1,320
General liability	523	504	1,512	1,471
Commercial multi-peril	806	788	2,377	2,356
Other	7	9	21	23

Total Domestic	3,326	3,248	9,780	9,638
International	250	249	729	712

Total Business Insurance	3,576	3,497	10,509	10,350

Bond & Specialty Insurance:
Domestic:
Fidelity and surety	249	245	728	714
General liability	243	239	717	708
Other	48	45	139	133

Total Domestic	540	529	1,584	1,555
International	51	44	137	129

Total Bond & Specialty Insurance	591	573	1,721	1,684

Personal Insurance:
Domestic:
Automobile	1,192	1,026	3,431	2,936
Homeowners and Other	999	962	2,931	2,844

Total Domestic	2,191	1,988	6,362	5,780
International	165	151	465	443

Total Personal Insurance	2,356	2,139	6,827	6,223

Total earned premiums	6,523	6,209	19,057	18,257
Net investment income	588	582	1,796	1,675
Fee income	113	116	342	352
Other revenues	38	28	104	106

Total segment revenues	7,262	6,935	21,299	20,390
Other revenues	2	3	6	9
Net realized investment gains	61	23	146	33

Total revenues	$7,325	$6,961	$21,451	$20,432

Income reconciliation, net of tax
Total segment income	$318	$761	$1,598	$2,231
Interest Expense and Other (1)	(65)	(60)	(188)	(183)

Core income	253	701	1,410	2,048
Net realized investment gains	40	15	95	23

Net income	$293	$716	$1,505	$2,071

(1)  The primary component of Interest Expense and Other was after-tax interest expense of $61 million and $57 million in the three months ended September 30, 2017 and 2016, respectively, and $179 million and $177 million in the nine months ended September 30, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2017	December 31, 2016
Asset reconciliation
Business Insurance	$78,985	$75,730
Bond & Specialty Insurance	9,005	8,726
Personal Insurance	15,962	15,426

Total segment assets	103,952	99,882
Other assets (1)	359	363

Total consolidated assets	$104,311	$100,245

(1)                  The primary components of other assets at September 30, 2017 and December 31, 2016 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,064	$9	$5	$2,068
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,798	410	67	14,141
Revenue	11,341	324	51	11,614
State general obligation	1,555	45	9	1,591
Pre-refunded	3,666	163	—	3,829

Total obligations of states, municipalities and political subdivisions	30,360	942	127	31,175
Debt securities issued by foreign governments	1,559	17	11	1,565
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,082	97	6	2,173
All other corporate bonds	24,572	587	79	25,080
Redeemable preferred stock	90	6	—	96

Total	$60,727	$1,658	$228	$62,157

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,031	$9	$5	$2,035
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,955	271	182	14,044
Revenue	10,910	215	147	10,978
State general obligation	1,717	36	22	1,731
Pre-refunded	4,968	190	1	5,157

Total obligations of states, municipalities and political subdivisions	31,550	712	352	31,910

Debt securities issued by foreign governments	1,631	34	3	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	100	6	1,708
All other corporate bonds	22,737	508	138	23,107
Redeemable preferred stock	87	6	—	93

Total	$59,650	$1,369	$504	$60,515

Pre-refunded bonds of $3.83 billion and $5.16 billion at September 30, 2017 and December 31, 2016, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $860 million and $865 million during the nine months ended September 30, 2017 and 2016, respectively. Gross gains of $28 million and $60 million and gross losses of $6 million and $10 million were realized on those sales during the nine months ended September 30, 2017 and 2016, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2017, in millions)	Cost	Gains	Losses	Value
Public common stock	$392	$80	$2	$470
Non-redeemable preferred stock	117	20	6	131

Total	$509	$100	$8	$601

		Gross Unrealized		Fair
(at December 31, 2016, in millions)	Cost	Gains	Losses	Value
Public common stock	$390	$216	$3	$603
Non-redeemable preferred stock	114	20	5	129

Total	$504	$236	$8	$732

Proceeds from sales of equity securities classified as available for sale were $340 million and $71 million during the nine months ended September 30, 2017 and 2016, respectively.  Gross gains of $146 million and $12 million and gross losses of $1 million and $3 million were realized on those sales during the nine months ended September 30, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at September 30, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,348	$4	$72	$1	$1,420	$5
Obligations of states, municipalities and political subdivisions	4,131	58	1,598	69	5,729	127
Debt securities issued by foreign governments	538	11	—	—	538	11
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	729	5	81	1	810	6
All other corporate bonds	4,896	57	679	22	5,575	79

Total fixed maturities	11,642	135	2,430	93	14,072	228

Equity securities
Public common stock	39	1	6	1	45	2
Non-redeemable preferred stock	—	—	60	6	60	6

Total equity securities	39	1	66	7	105	8

Total	$11,681	$136	$2,496	$100	$14,177	$236

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,124	$5	$—	$—	$1,124	$5
Obligations of states, municipalities and political subdivisions	9,781	352	12	—	9,793	352
Debt securities issued by foreign governments	360	3	—	—	360	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	528	5	43	1	571	6
All other corporate bonds	6,470	115	437	23	6,907	138

Total fixed maturities	18,263	480	492	24	18,755	504

Equity securities
Public common stock	45	2	10	1	55	3
Non-redeemable preferred stock	2	—	59	5	61	5

Total equity securities	47	2	69	6	116	8

Total	$18,310	$482	$561	$30	$18,871	$512

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2017 totaled $1 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $5 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and $12 million and $26 million for the nine months ended September 30, 2017 and 2016, respectively.

The cumulative amount of credit losses on fixed maturities held at September 30, 2017 and 2016, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $82 million and $86 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the nine months ended September 30, 2017 and 2016 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At both September 30, 2017 and December 31, 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts.  Net realized investment losses related to U.S. Treasury futures contracts for the three months and nine months ended September 30, 2017 and 2016 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both September 30, 2017 and December 31, 2016.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $123 million and $99 million at September 30, 2017 and December 31, 2016, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $75 million and $85 million at September 30, 2017 and December 31, 2016, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,068	$2,068	$—	$—
Obligations of states, municipalities and political subdivisions	31,175	18	31,153	4
Debt securities issued by foreign governments	1,565	—	1,565	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,173	—	2,143	30
All other corporate bonds	25,080	2	24,914	164
Redeemable preferred stock	96	3	93	—

Total fixed maturities	62,157	2,091	59,868	198

Equity securities
Public common stock	470	470	—	—
Non-redeemable preferred stock	131	68	63	—

Total equity securities	601	538	63	—

Other investments	56	18	—	38

Total	$62,814	$2,647	$59,931	$236

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	$2,035	$—	$—
Obligations of states, municipalities and political subdivisions	31,910	—	31,898	12
Debt securities issued by foreign governments	1,662	—	1,662	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	—	1,704	4
All other corporate bonds	23,107	—	22,939	168
Redeemable preferred stock	93	3	90	—

Total fixed maturities	60,515	2,038	58,293	184

Equity securities
Public common stock	603	603	—	—
Non-redeemable preferred stock	129	51	78	—

Total equity securities	732	654	78	—

Other investments	53	17	—	36

Total	$61,300	$2,709	$58,371	$220

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

(at September 30, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,859	$5,859	$1,830	$3,995	$34

Financial liabilities:
Debt	$6,921	$8,042	$—	$8,042	$—

(at December 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,865	$4,865	$1,223	$3,607	$35

Financial liabilities:
Debt	$6,337	$7,262	$—	$7,262	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 98% of short-term securities at both September 30, 2017 and December 31, 2016. For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

The Company utilized a pricing service to estimate fair value for 100% of its debt at September 30, 2017 and December 31, 2016.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2017 or year ended December 31, 2016.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	September 30, 2017	December 31, 2016
Business Insurance (1)	$2,579	$2,227
Bond & Specialty Insurance	550	549
Personal Insurance	791	778
Other	26	26

Total	$3,946	$3,580

(1)  At September 30, 2017, goodwill related to the acquisition of Simply Business was $348 million.  The total amount of goodwill expected to be deductible for tax purposes related to Simply Business is $466 million, which includes certain acquisition costs and intangible assets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$285	$167	$118
Not subject to amortization	227	—	227

Total	$512	$167	$345

(at December 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization (1)	$210	$159	$51
Not subject to amortization	217	—	217

Total	$427	$159	$268

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

Amortization expense of intangible assets was $4 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and $9 million and $8 million for the nine months ended September 30, 2017 and 2016, respectively.  Intangible asset amortization expense is estimated to be $4 million for the remainder of 2017, $15 million in 2018, $14 million in 2019, $13 million in 2020 and $12 million in 2021.

6.                                      INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2017	December 31, 2016
Property-casualty	$49,733	$47,929
Accident and health	17	20

Total	$49,750	$47,949

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the nine months ended September 30, 2017 and 2016:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      INSURANCE CLAIM RESERVES, Continued

(for the nine months ended September 30, in millions)	2017	2016

Claims and claim adjustment expense reserves at beginning of year	$47,929	$48,272
Less reinsurance recoverables on unpaid losses	7,981	8,449

Net reserves at beginning of year	39,948	39,823

Estimated claims and claim adjustment expenses for claims arising in the current year	13,261	11,708
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(197)	(430)

Total increases	13,064	11,278

Claims and claim adjustment expense payments for claims arising in:
Current year	4,799	4,334
Prior years	6,831	6,778

Total payments	11,630	11,112

Unrealized foreign exchange loss	215	12

Net reserves at end of period	41,597	40,001
Plus reinsurance recoverables on unpaid losses	8,136	8,146

Claims and claim adjustment expense reserves at end of period	$49,733	$48,147

Gross claims and claim adjustment expense reserves at September 30, 2017 increased by $1.80 billion from December 31, 2016, primarily reflecting the impacts of (i) catastrophe losses in the third quarter of 2017 and (ii) higher volumes of insured exposures and loss cost trends for the current accident year, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at September 30, 2017 increased by $155 million from December 31, 2016, primarily reflecting the impacts of catastrophe losses and the asbestos reserve increase in the third quarter of 2017, partially offset by cash collections in the first nine months of 2017, including the settlement of certain disputes as discussed in more detail in note 13.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2017 and 2016, estimated claims and claim adjustment expenses incurred included $197 million and $430 million, respectively, of net favorable development for claims arising in prior years, including $299 million and $507 million, respectively, of net favorable prior year reserve development impacting the Company’s results of operations and $38 million of accretion of discount in each period.

Business Insurance. Net favorable prior year reserve development in the third quarter of 2017 totaled $9 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the general liability product line (excluding the increase to asbestos reserves) for both primary and excess coverages for accident years 2007 and prior as well as accident year 2016, largely offset by (iii) a $225 million increase to asbestos reserves and (iv) the impact of higher than expected loss experience in the commercial automobile product line for accident years 2013 through 2016.  Net favorable prior year reserve development in the third quarter of 2016 totaled $4 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the general liability product line (excluding the increase to asbestos reserves) for both primary and excess coverages for accident years 2006 and prior as well as accident years 2014 and 2015, (ii) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015 and (iii) the commercial auto product line for accident years 2011 and prior, largely offset by (iv) a $225 million increase to asbestos reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      INSURANCE CLAIM RESERVES, Continued

Net favorable prior year reserve development in the first nine months of 2017 totaled $195 million, primarily driven by net favorable prior year reserve development in the segment’s domestic operations due to better than expected loss experience in (i) the workers’ compensation product line for multiple accident years, (ii) the general liability product line (excluding an increase to asbestos and environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial multi-peril product line for liability coverages for multiple accident years, partially offset by (iv) a $225 million increase to asbestos reserves, (v) a $65 million increase to environmental reserves and (vi) the impact of higher than expected loss experience in the commercial automobile product line for accident years 2013 through 2016.  The net favorable prior year reserve development in the segment’s domestic operations was partially offset by net unfavorable prior year reserve development in the segment’s international operations in Europe due to the UK Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.  Net favorable prior year reserve development in the first nine months of 2016 totaled $203 million, primarily driven by net favorable prior year reserve development in the segment’s domestic operations due to better than expected loss experience in (i) the workers’ compensation product line for accident years 2006 and prior as well as accident year 2015, (ii) the general liability product line (excluding an increase to asbestos and environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial automobile product line for accident years 2011 and prior, partially offset by (iv) a $225 million increase to asbestos reserves and (v) an $82 million increase to environmental reserves, as well as net favorable prior year reserve development in the segment’s international operations in Europe and Canada.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter of 2017 totaled $6 million.  Net favorable prior year reserve development in the third quarter of 2016 totaled $46 million, primarily driven by better than expected loss experience in the segment’s domestic operations in the fidelity and surety product line for accident years 2009 through 2015.  Net favorable prior year reserve development in first nine months of 2017 totaled $98 million, primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for accident years 2012, 2014 and 2015.  Net favorable prior year reserve development in the first nine months of 2016 totaled $271 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the fidelity and surety product line for accident years 2009 through 2015 and (ii) the general liability product line for accident years 2007 through 2011.

Personal Insurance.  There was no net prior year reserve development in the third quarter of 2017.  Net unfavorable prior year reserve development in the third quarter of 2016 totaled $11 million, primarily driven by higher than expected loss experience in the segment’s domestic operations in the Homeowners and Other product line for liability coverages for accident years 2013 and 2014.  Net favorable prior year reserve development in the first nine months of 2017 totaled $6 million.  Net favorable prior year reserve development in the first nine months of 2016 totaled $33 million, primarily driven by better than expected loss experience in the segment’s international operations in Canada.

Subsequent Event

The Company expects to incur significant catastrophe losses in the fourth quarter of 2017 resulting from wildfires that began in early October in California.  The fires are ongoing and efforts to contain the fires are continuing; the Company does not currently have an estimate of its ultimate losses related to the fires.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2017.

	Changes in Net Unrealized Gains on Investment Securities		Net Benefit Plan
(in millions, net of taxes)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2016	$528	$202	$(703)	$(782)	$(755)

Other comprehensive income (OCI) before reclassifications	377	1	(23)	177	532
Amounts reclassified from AOCI	(103)	1	40	—	(62)

Net OCI, current period	274	2	17	177	470

Balance, September 30, 2017	$802	$204	$(686)	$(605)	$(285)

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(42)	$(455)	$429	$1,138
Income tax expense (benefit)	(12)	(159)	155	393

Net of taxes	(30)	(296)	274	745

Having credit losses recognized in the consolidated statement of income	2	6	4	23
Income tax expense	1	2	2	8

Net of taxes	1	4	2	15

Net changes in benefit plan assets and obligations	(9)	16	25	50
Income tax expense (benefit)	(3)	6	8	17

Net of taxes	(6)	10	17	33

Net changes in unrealized foreign currency translation	113	(31)	202	37
Income tax expense (benefit)	19	(8)	25	13

Net of taxes	94	(23)	177	24

Total other comprehensive income (loss)	64	(464)	660	1,248
Total income tax expense (benefit)	5	(159)	190	431

Total other comprehensive income (loss), net of taxes	$59	$(305)	$470	$817

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(64)	$(19)	$(158)	$(54)
Income tax expense (2)	(22)	(7)	(55)	(19)

Net of taxes	(42)	(12)	(103)	(35)

Having credit losses recognized in the consolidated statement of income (1)	1	—	1	12
Income tax benefit (2)	—	—	—	4

Net of taxes	1	—	1	8

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	11	6	25	18
General and administrative expenses (3)	16	9	37	28

Total	27	15	62	46
Income tax benefit (2)	10	5	22	16

Net of taxes	17	10	40	30

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—

Net of taxes	—	—	—	—

Total reclassifications	(36)	(4)	(95)	4
Total income tax (expense) benefit	(12)	(2)	(33)	1

Total reclassifications, net of taxes	$(24)	$(2)	$(62)	$3

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

Commercial Paper.  The Company had $0 and $100 million of commercial paper outstanding at September 30, 2017 and December 31, 2016, respectively.

9.                          COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2017, the Company repurchased 2.6 million and 8.3 million shares, respectively, under its share repurchase authorization, for a total cost of $328 million and $1.03 billion, respectively.  The average cost per share repurchased was $128.11 and $124.12, respectively.  In addition, the Company acquired 964 shares and 0.5 million shares for a total cost of $0.1 million and $61 million during the three months and nine months ended September 30, 2017, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.  In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.  At September 30, 2017, the Company had $4.91 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016

Basic and Diluted
Net income, as reported	$293	$716	$1,505	$2,071
Participating share-based awards — allocated income	(2)	(6)	(11)	(16)

Net income available to common shareholders — basic and diluted	$291	$710	$1,494	$2,055

Common Shares
Basic
Weighted average shares outstanding	274.1	286.0	277.1	290.0

Diluted
Weighted average shares outstanding	274.1	286.0	277.1	290.0
Weighted average effects of dilutive securities — stock options and performance shares	2.5	3.8	2.5	3.6

Total	276.6	289.8	279.6	293.6

Net Income per Common Share
Basic	$1.06	$2.48	$5.39	$7.09

Diluted	$1.05	$2.45	$5.34	$7.00

11.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2017:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,714,377	$88.66	6.2 years	$194

Exercisable at end of period	3,060,575	$70.15	4.3 years	$160

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million and $42 million for the three months ended September 30, 2017 and 2016, respectively, and $104 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million and $14 million for the three months ended September 30, 2017 and 2016, respectively, and $34 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2017 was $172 million, which is expected to be recognized over a weighted-average period of 1.9 years.

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2017 and 2016.

(for the three months ended	Pension Plans		Postretirement Benefit Plans
September 30, in millions)	2017	2016	2017	2016

Net Periodic Benefit Cost:
Service cost	$30	$29	$—	$—

Non-service cost:
Interest cost on benefit obligation	35	30	2	2
Expected return on plan assets	(60)	(57)	—	—
Settlement	—	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(1)	(1)
Net actuarial loss	29	17	—	—

Total non-service cost (benefit)	3	(10)	1	1

Net periodic benefit cost	$33	$19	$1	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the three months ended September 30, 2017 and 2016.

(for the three months ended	Pension Plans		Postretirement Benefit Plans
September 30, in millions)	2017	2016	2017	2016

Service Cost:
Claims and claim adjustment expenses	$13	$12	$—	$—
General and administrative expenses	17	17	—	—

Total service cost	30	29	—	—

Non-Service Cost:
Claims and claim adjustment expenses	1	(4)	1	—
General and administrative expenses	2	(6)	—	1

Total non-service cost (benefit)	3	(10)	1	1

Net periodic benefit cost	$33	$19	$1	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2017 and 2016.

(for the nine months ended	Pension Plans		Postretirement Benefit Plans
September 30, in millions)	2017	2016	2017	2016

Net Periodic Benefit Cost:
Service cost	$90	$88	$—	$—

Non-service cost:
Interest cost on benefit obligation	96	91	5	6
Expected return on plan assets	(180)	(172)	—	—
Settlement	—	1	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(3)	(3)
Net actuarial loss	66	50	—	—

Total non-service cost (benefit)	(19)	(30)	2	3

Net periodic benefit cost	$71	$58	$2	$3

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the nine months ended September 30, 2017 and 2016.

(for the nine months ended	Pension Plans		Postretirement Benefit Plans
September 30, in millions)	2017	2016	2017	2016

Service Cost:
Claims and claim adjustment expenses	$37	$36	$—	$—
General and administrative expenses	53	52	—	—

Total service cost	90	88	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(8)	(13)	1	1
General and administrative expenses	(11)	(17)	1	2

Total non-service cost (benefit)	(19)	(30)	2	3

Net periodic benefit cost	$71	$58	$2	$3

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.55 billion and $1.60 billion at September 30, 2017 and December 31, 2016, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at September 30, 2017, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at September 30, 2017, approximately $23 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2017, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Form 8-K filed on June 20, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at September 30, 2017.

Prior to the merger of TPC and The St. Paul Companies, Inc. in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, TIGHI.  Concurrent with the merger, TRV fully and unconditionally assumed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,466	$2,057	$—	$—	$6,523
Net investment income	405	189	7	(13)	588
Fee income	113	—	—	—	113
Net realized investment gains (losses) (1)	6	56	(1)	—	61
Other revenues	21	21	—	(2)	40

Total revenues	5,011	2,323	6	(15)	7,325

Claims and expenses
Claims and claim adjustment expenses	3,191	1,615	—	—	4,806
Amortization of deferred acquisition costs	716	343	—	—	1,059
General and administrative expenses	723	314	10	(2)	1,045
Interest expense	12	—	83	—	95

Total claims and expenses	4,642	2,272	93	(2)	7,005

Income (loss) before income taxes	369	51	(87)	(13)	320
Income tax expense (benefit)	74	17	(60)	(4)	27
Net income of subsidiaries	—	—	329	(329)	—

Net income	$295	$34	$302	$(338)	$293

(1)          Total other-than-temporary impairment (OTTI) for the three months ended September 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$13,039	$6,018	$—	$—	$19,057
Net investment income	1,218	574	17	(13)	1,796
Fee income	342	—	—	—	342
Net realized investment gains (losses) (1)	(2)	90	58	—	146
Other revenues	75	42	—	(7)	110

Total revenues	14,672	6,724	75	(20)	21,451

Claims and expenses
Claims and claim adjustment expenses	8,794	4,331	—	—	13,125
Amortization of deferred acquisition costs	2,077	1,017	—	—	3,094
General and administrative expenses	2,163	911	19	(7)	3,086
Interest expense	36	—	240	—	276

Total claims and expenses	13,070	6,259	259	(7)	19,581

Income (loss) before income taxes	1,602	465	(184)	(13)	1,870
Income tax expense (benefit)	361	125	(117)	(4)	365
Net income of subsidiaries	—	—	1,581	(1,581)	—

Net income	$1,241	$340	$1,514	$(1,590)	$1,505

(1)          Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(4)	$(7)	$—	$—	$(11)
OTTI losses recognized in net realized investment gains (losses)	$(5)	$(7)	$—	$—	$(12)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

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

(1)   Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2016, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(18)	$(18)	$—	$—	$(36)
OTTI losses recognized in net realized investment gains (losses)	$(13)	$(13)	$—	$—	$(26)
OTTI losses recognized in OCI	$(5)	$(5)	$—	$—	$(10)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$295	$34	$302	$(338)	$293

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	—	(47)	5	—	(42)
Having credit losses recognized in the consolidated statement of income	1	1	—	—	2
Net changes in benefit plan assets and obligations	—	(1)	(8)	—	(9)
Net changes in unrealized foreign currency translation	61	52	—	—	113

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	62	5	(3)	—	64
Income tax expense (benefit)	12	(11)	4	—	5

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	50	16	(7)	—	59

Other comprehensive income of subsidiaries	—	—	66	(66)	—

Other comprehensive income	50	16	59	(66)	59

Comprehensive income	$345	$50	$361	$(404)	$352

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$1,241	$340	$1,514	$(1,590)	$1,505

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	389	82	(42)	—	429
Having credit losses recognized in the consolidated statement of income	3	1	—	—	4
Net changes in benefit plan assets and obligations	—	(2)	27	—	25
Net changes in unrealized foreign currency translation	100	102	—	—	202

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	492	183	(15)	—	660
Income tax expense	151	38	1	—	190

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	341	145	(16)	—	470

Other comprehensive income of subsidiaries	—	—	486	(486)	—

Other comprehensive income	341	145	470	(486)	470

Comprehensive income	$1,582	$485	$1,984	$(2,076)	$1,975

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,727)	$42,889	$19,218	$50	$—	$62,157
Equity securities, available for sale, at fair value (cost $509)	173	255	173	—	601
Real estate investments	55	868	—	—	923
Short-term securities	2,936	1,024	1,899	—	5,859
Other investments	2,666	885	1	—	3,552
Total investments	48,719	22,250	2,123	—	73,092
Cash	165	214	—	—	379
Investment income accrued	392	170	6	—	568
Premiums receivable	4,938	2,329	—	—	7,267
Reinsurance recoverables	5,791	2,554	—	—	8,345
Ceded unearned premiums	612	76	—	—	688
Deferred acquisition costs	1,880	197	—	—	2,077
Deferred taxes	(76)	224	95	—	243
Contractholder receivables	3,813	944	—	—	4,757
Goodwill	2,593	1,362	—	(9)	3,946
Other intangible assets	202	143	—	—	345
Investment in subsidiaries	—	—	28,036	(28,036)	—
Other assets	2,247	91	266	—	2,604
Total assets	$71,276	$30,554	$30,526	$(28,045)	$104,311
Liabilities
Claims and claim adjustment expense reserves	$33,358	$16,392	$—	$—	$49,750
Unearned premium reserves	9,225	4,022	—	—	13,247
Contractholder payables	3,813	944	—	—	4,757
Payables for reinsurance premiums	249	174	—	—	423
Debt	693	—	6,228	—	6,921
Other liabilities	3,946	967	562	—	5,475
Total liabilities	51,284	22,499	6,790	—	80,573
Shareholders’ equity
Common stock (1,750.0 shares authorized; 273.8 shares issued and 273.7 shares outstanding)	—	390	22,836	(390)	22,836
Additional paid-in capital	11,634	6,970	—	(18,604)	—
Retained earnings	7,989	683	33,108	(8,670)	33,110
Accumulated other comprehensive income (loss)	369	12	(285)	(381)	(285)
Treasury stock, at cost (498.3 shares)	—	—	(31,923)	—	(31,923)
Total shareholders’ equity	19,992	8,055	23,736	(28,045)	23,738
Total liabilities and shareholders’ equity	$71,276	$30,554	$30,526	$(28,045)	$104,311

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,241	$340	$1,514	$(1,590)	$1,505
Net adjustments to reconcile net income to net cash provided by operating activities	975	508	285	(49)	1,719
Net cash provided by operating activities	2,216	848	1,799	(1,639)	3,224

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,961	1,618	2	—	6,581
Proceeds from sales of investments:
Fixed maturities	463	397	—	—	860
Equity securities	18	202	120	—	340
Real estate investments	—	23	—	—	23
Other investments	426	190	—	(13)	603
Purchases of investments:
Fixed maturities	(5,906)	(2,493)	(4)	—	(8,403)
Equity securities	(5)	(65)	(123)	—	(193)
Real estate investments	—	(40)	—	—	(40)
Other investments	(305)	(87)	—	—	(392)
Net purchases of short-term securities	(488)	(230)	(272)	—	(990)
Securities transactions in course of settlement	18	103	1	—	122
Acquisition, net of cash acquired	—	25	(477)	13	(439)
Other	(192)	5	—	—	(187)
Net cash used in investing activities	(1,010)	(352)	(753)	—	(2,115)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,028)	—	(1,028)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(589)	—	(589)
Payment of debt	—	—	(207)	—	(207)
Issuance of debt	—	—	689	—	689
Issuance of common stock — employee share options	—	—	148	—	148
Dividends paid to parent company	(1,185)	(454)	—	1,639	—
Net cash used in financing activities	(1,185)	(454)	(1,048)	1,639	(1,048)

Effect of exchange rate changes on cash	3	8	—	—	11
Net increase (decrease) in cash	24	50	(2)	—	72
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$165	$214	$—	$—	$379

Supplemental disclosure of cash flow information
Income taxes paid (received)	$493	$174	$(200)	$—	$467
Interest paid	$40	$—	$177	$—	$217

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

FINANCIAL HIGHLIGHTS

2017 Third Quarter Consolidated Results of Operations

•                   Net income of $293 million, or $1.06 per share basic and $1.05 per share diluted

•                   Net earned premiums of $6.52 billion

•                   Catastrophe losses of $700 million ($455 million after-tax)

•                   Net favorable prior year reserve development of $15 million ($10 million after-tax)

•                   Combined ratio of 103.2%

•                   Net investment income of $588 million ($457 million after-tax)

•                   Operating cash flows of $1.64 billion

2017 Third Quarter Consolidated Financial Condition

•                   Total investments of $73.09 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $104.31 billion

•                   Total debt of $6.92 billion, resulting in a debt-to-total capital ratio of 22.6% (23.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 2.6 million common shares for total cost of $328 million and paid $200 million of dividends to shareholders

•                   Shareholders’ equity of $23.74 billion

•                   Net unrealized investment gains of $1.55 billion ($1.01 billion after-tax)

•                   Book value per common share of $86.73

•                   Holding company liquidity of $1.96 billion

Realignment of Reportable Business Segments

Effective April 1, 2017, and as reported in the Company’s Form 10-Q for the quarter ended June 30, 2017, the Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company’s businesses were being managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.  While the segmentation of the Company’s domestic businesses was unchanged, the Company’s international businesses, which were previously managed and reported in total within the Business and International Insurance segment, were disaggregated by product type among the three newly aligned reportable business segments.  All prior periods presented have been reclassified to conform to this presentation.

In connection with these changes, the Company revised the names and descriptions of certain businesses comprising the Company’s segments and has reflected other related changes.  The following discussion of segment results is based on the realigned reportable business segment structure effective April 1, 2017.

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2017	2016	2017	2016

Revenues
Premiums	$6,523	$6,209	$19,057	$18,257
Net investment income	588	582	1,796	1,675
Fee income	113	116	342	352
Net realized investment gains	61	23	146	33
Other revenues	40	31	110	115
Total revenues	7,325	6,961	21,451	20,432

Claims and expenses
Claims and claim adjustment expenses	4,806	3,856	13,125	11,330
Amortization of deferred acquisition costs	1,059	1,012	3,094	2,972
General and administrative expenses	1,045	1,057	3,086	3,106
Interest expense	95	89	276	273
Total claims and expenses	7,005	6,014	19,581	17,681

Income before income taxes	320	947	1,870	2,751
Income tax expense	27	231	365	680

Net income	$293	$716	$1,505	$2,071

Net income per share
Basic	$1.06	$2.48	$5.39	$7.09
Diluted	$1.05	$2.45	$5.34	$7.00

Combined ratio
Loss and loss adjustment expense ratio	72.8%	61.2%	68.0%	61.2%
Underwriting expense ratio	30.4	31.7	30.7	31.6

Combined ratio	103.2%	92.9%	98.7%	92.8%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $1.05 in the third quarter of 2017 decreased by 57% from diluted net income per share of $2.45 in the same period of 2016.  Net income of $293 million in the third quarter of 2017 decreased by 59% from net income of $716 million in the same period of 2016.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) significantly higher catastrophe losses, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher net realized investment gains.  Catastrophe losses in the third quarters of 2017 and 2016 were $700 million and $89 million, respectively.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 was $15 million and $39 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) a high level of non-catastrophe fire-related losses and (ii) loss cost trends that modestly exceeded earned pricing, partially offset by (iii) increased business volumes.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.

Diluted net income per share of $5.34 in the first nine months of 2017 decreased by 24% from diluted net income per share of $7.00 in the same period of 2016.  Net income of $1.51 billion in the first nine months of 2017 decreased by 27% from net income of $2.07 billion in the same period of 2016.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pre-tax impacts of (i) significantly higher catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) lower underlying underwriting margins, partially offset by (iv) higher net investment income and (v) higher net realized investment gains.  Catastrophe losses in the first nine months of 2017 and 2016 were $1.45 billion and $740 million, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 was $299 million and $507 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) a high level of non-catastrophe fire-related losses, (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the latter part of 2016 and (iii) loss cost trends that modestly exceeded earned pricing, partially offset by (iv) increased business volumes.  Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2017 was also reduced by $39 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and nine months ended September 30, 2017 and 2016, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2017 were $6.52 billion, $314 million or 5% higher than in the same period of 2016.  Earned premiums in the first nine months of 2017 were $19.06 billion, $800 million or 4% higher than in the same period of 2016.  In Business Insurance, earned premiums in both the third quarter and first nine months of 2017 increased by 2% over the same periods of 2016.  In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2017 increased by 3% and 2%, respectively, over the same periods of 2016.  In Personal Insurance, earned premiums in both the third quarter and first nine months of 2017 increased by 10% over the same periods of 2016.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016

Average investments (1)	$72,363	$70,110	$71,577	$70,082
Pre-tax net investment income	588	582	1,796	1,675
After-tax net investment income	457	472	1,405	1,353
Average pre-tax yield (2)	3.2%	3.3%	3.3%	3.2%
Average after-tax yield (2)	2.5%	2.7%	2.6%	2.6%

(1)                  Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2017 was $588 million, $6 million or 1% higher than in the same period of 2016.  Net investment income in the first nine months of 2017 was $1.80 billion, $121 million or 7% higher than in the same period of 2016.  Net investment income from fixed maturity investments in the third quarter and first nine months of 2017 was $469 million and $1.42 billion, respectively, $21 million and $73 million lower, respectively, than in the same periods of 2016.  The decreases primarily resulted from lower long-term reinvestment rates available in the market, partially offset by the impact of a slightly higher average level of fixed maturity investments.  Net investment income from short-term securities in the third quarter and first nine months of 2017 was $19 million and $43 million, respectively, $12 million and $23 million higher, respectively, than in the same periods of 2016.  The increases primarily resulted from higher short-term interest rates and a higher average level of short-term investments.  Net investment income generated by non-fixed maturity investments in the third quarter and first nine months of 2017 was $108 million and $363 million, respectively, $13 million and $171 million higher, respectively, than in the same periods of 2016, primarily due to higher returns from private equity limited partnerships.

Fee Income

The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  The $3 million and $10 million decreases in fee income in the third quarter and first nine months of 2017, respectively, compared with the same periods of 2016 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Net Realized Investment Gains
Other-than-temporary impairment losses	$(5)	$(4)	$(12)	$(26)
Other net realized investment gains	66	27	158	59

Net realized investment gains	$61	$23	$146	$33

The increases in other net realized investment gains in the third quarter and first nine months of 2017 compared with the same periods of 2016 were primarily driven by net realized gains on the sale of equity securities.

Other Revenues

Other revenues in all periods of 2017 and 2016 included installment premium charges.  Other revenues in the third quarter of 2017 also included revenues from Simply Business, which was acquired in August 2017.  Other revenues in the first nine months of 2017 also included a gain related to the settlement of a reinsurance dispute in the second quarter of 2017.  See “Gain Contingency” in note 13 of notes to the unaudited consolidated financial statements for further discussion.  Other revenues in the first nine months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2017 were $4.81 billion, $950 million or 25% higher than in the same period of 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) higher volumes of insured exposures, (iii) loss cost trends, (iv) a high level of non-catastrophe fire-related losses and (v) lower net favorable prior year reserve development.  Catastrophe losses in the third quarter of 2017 primarily resulted from Hurricanes Harvey, Irma and Maria, as well as wind and hail storms in the Southern region of the United States.  Catastrophe losses in the third quarter of 2016 primarily resulted from hail storms in the Western region of the United States and flooding in the Southeast region of the United States.

Claims and claim adjustment expenses in the first nine months of 2017 were $13.13 billion, $1.80 billion or 16% higher than in the same period of 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) higher volumes of insured exposures, (iii) loss cost trends, (iv) lower net favorable prior year reserve development, (v) a high level of non-catastrophe fire-related losses and (vi) the timing impact of higher loss trends in personal automobile bodily injury liability coverages that were recognized in the latter part of 2016.  Catastrophe losses in the first nine months of 2017 and 2016 included the third quarter events described above, as well as several winter, wind and hail storms throughout the United States in the first half of both 2017 and 2016.

Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2017 and 2016, the amount of net unfavorable (favorable) prior year reserve development recognized in the three and nine months ended September 30, 2017 and 2016 for significant catastrophes that occurred in 2016 and 2015, and the estimate of ultimate losses for those catastrophes at September 30, 2017 and December 31, 2016.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,		Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2017	2016	2017	2016	September 30, 2017	December 31, 2016
2015
PCS Serial Number:
68 — Winter storm	$(1)	$—	$3	$(2)	$132	$129

2016
PCS Serial Number:
21 — Severe wind and hail storms	(3)	1	(1)	148	149	150
25 — Severe wind and hail storms	—	2	9	165	177	168

2017
PCS Serial Number:
22 — Severe wind and hail storms	(2)	n/a	113	n/a	113	n/a
32 — Severe wind and hail storms	9	n/a	207	n/a	207	n/a
43 — Hurricane Harvey	319	n/a	319	n/a	319	n/a
44 — Hurricane Irma	242	n/a	242	n/a	242	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2017 was $1.06 billion, $47 million or 5% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first nine months of 2017 was $3.09 billion, $122 million or 4% higher than in the same period of 2016.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2017 were $1.05 billion, $12 million or 1% lower than in the same period of 2016.  General and administrative expenses in the first nine months of 2017 were $3.09 billion, $20 million or 1% lower than in the same period of 2016.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2017 was $95 million and $276 million, respectively, compared with $89 million and $273 million, respectively, in the same periods of 2016.

Income Tax Expense

Income tax expense in the third quarter of 2017 was $27 million, $204 million or 88% lower than in the same period of 2016, primarily reflecting the impact of the $627 million decrease in income before income taxes in the third quarter of 2017.  Income tax expense in the first nine months of 2017 was $365 million, $315 million or 46% lower than in the same period of 2016, primarily reflecting the impact of the $881 million decrease in income before income taxes in the first nine months of 2017 and the $39 million reduction in income tax expense resulting from the resolution of prior year tax matters in the first quarter of 2017.

The Company’s effective tax rate was 8% and 24% in the third quarters of 2017 and 2016, respectively. The Company’s effective tax rate was 20% and 25% in the first nine months of 2017 and 2016, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rate in the first nine months of 2017 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 103.2% in the third quarter of 2017 was 10.3 points higher than the combined ratio of 92.9% in the same period of 2016.  The combined ratio of 98.7% in the first nine months of 2017 was 5.9 points higher than the combined ratio of 92.8% in the same period of 2016.

The loss and loss adjustment expense ratio of 72.8% in the third quarter of 2017 was 11.6 points higher than the loss and loss adjustment expense ratio of 61.2% in the same period of 2016.  Catastrophe losses accounted for 10.5 points and 1.4 points of the 2017 and 2016 third quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 provided 0.3 points and 0.6 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2017 third quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was 2.2 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) a high level of non-catastrophe fire-related losses and (ii)  loss cost trends that modestly exceeded earned pricing..

The loss and loss adjustment expense ratio of 68.0% in the first nine months of 2017 was 6.8 points higher than the loss and loss adjustment expense ratio of 61.2% in the same period of 2016.  Catastrophe losses accounted for 7.5 points and 4.1 points of the 2017 and 2016 nine-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 provided 1.6 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2017 was 2.2 points higher than the 2016 ratio on the same basis, primarily reflecting (i) a high level of non-catastrophe fire-related losses, (ii) the tenure impact of higher levels of new business in recent years in the Personal Automobile product line, (iii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the latter part of 2016 and (iv) the impact of loss cost trends that modestly exceeded earned pricing.

The underwriting expense ratio of 30.4% for the third quarter of 2017 was 1.3 points lower than the underwriting expense ratio of 31.7% in the same period of 2016.  In the first nine months of 2017, the underwriting expense ratio of 30.7% was 0.9 points lower than the underwriting expense ratio of 31.6% in the same period of 2016.  The declines in both periods of 2017 primarily reflected the impacts of (i) higher levels of earned premiums and (ii) lower general and administrative expenses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Business Insurance	$3,787	$3,752	$11,852	$11,731
Bond & Specialty Insurance	632	618	1,853	1,784
Personal Insurance	2,644	2,428	7,303	6,683
Total	$7,063	$6,798	$21,008	$20,198

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Business Insurance	$3,434	$3,388	$10,833	$10,620
Bond & Specialty Insurance	611	600	1,753	1,692
Personal Insurance	2,615	2,401	7,209	6,588
Total	$6,660	$6,389	$19,795	$18,900

Gross written premiums in both the third quarter and first nine months of 2017 increased by 4% over the same periods of 2016.  Net written premiums in the third quarter and first nine months of 2017 increased by 4% and 5%, respectively, over the same periods of 2016. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Revenues
Earned premiums	$3,576	$3,497	$10,509	$10,350
Net investment income	437	431	1,337	1,234
Fee income	108	111	329	340
Other revenues	19	7	43	45
Total revenues	$4,140	$4,046	$12,218	$11,969

Total claims and expenses	$4,069	$3,487	$11,007	$10,307

Segment income	$105	$433	$976	$1,281

Loss and loss adjustment expense ratio	78.1%	63.5%	69.1%	63.5%
Underwriting expense ratio	31.7	32.6	31.9	32.4
Combined ratio	109.8%	96.1%	101.0%	95.9%

Overview

Segment income in the third quarter of 2017 was $105 million, $328 million or 76% lower than segment income of $433 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses and (ii) lower underlying underwriting margins.  Catastrophe losses in the third quarters of 2017 and 2016 were $489 million and $74 million, respectively.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 was $9 million and $4 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) a high level of non-catastrophe fire-related losses and (ii) loss cost trends that modestly exceeded earned pricing.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Segment income in the first nine months of 2017 was $976 million, $305 million or 24% lower than segment income of $1.28 billion in the same period of 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses and (ii) lower underlying underwriting margins, partially offset by (iii) higher net investment income.  Catastrophe losses in the first nine months of 2017 and 2016 were $805 million and $389 million, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 was $195 million and $203 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) a high level of non-catastrophe fire-related losses and (ii) loss cost trends that modestly exceeded earned pricing.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2017 was also reduced by $15 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2017 were $3.58 billion, $79 million or 2% higher than in the same period of 2016.  Earned premiums in the first nine months of 2017 were $10.51 billion, $159 million or 2% higher than in the same period of 2016.

Net Investment Income

Net investment income in the third quarter of 2017 was $437 million, $6 million or 1% higher than in the same period of 2016.  Net investment income in the first nine months of 2017 was $1.34 billion, $103 million or 8% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2017 compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the third quarter of 2017 was $108 million, $3 million or 3% lower than in the same period of 2016.  Fee income in the first nine months of 2017 was $329 million, $11 million or 3% lower than in the same period of 2016.  The decrease in both periods primarily reflected lower serviced premium volume due to the depopulation of workers’ compensation residual market pools.

Other Revenues

Other revenues in all periods of 2017 and 2016 included installment premium charges.  Beginning in the third quarter of 2017, other revenues also included revenues from Simply Business, which was acquired in August 2017.  Other revenues in the first nine months of 2017 also included a gain related to the settlement of a reinsurance dispute in the second quarter of 2017.  See “Gain Contingency” in note 13 of notes to the unaudited consolidated financial statements for further discussion.  Other revenues in the first nine months of 2016 also included proceeds from the favorable settlement of a claims-related legal matter in the first quarter of 2016.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2017 were $2.85 billion, $573 million or 25% higher than in the same period of 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) loss cost trends, (iii) a high level of non-catastrophe fire-related losses and (iv) higher volumes of insured exposures.

Claims and claim adjustment expenses in the first nine months of 2017 were $7.42 billion, $687 million or 10% higher than in the same period of 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) loss cost trends, (iii) higher volumes of insured exposures and (iv) a high level of non-catastrophe fire-related losses.

Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2017 was $579 million, $16 million or 3% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first nine months of 2017 was $1.70 billion, $38 million or 2% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2017 were $643 million, $7 million or 1% lower than in the same period of 2016.  General and administrative expenses in the first nine months of 2017 were $1.89 billion, $25 million or 1% lower than in the same period of 2016.

Income Tax Expense (Benefit)

The income tax benefit in the third quarter of 2017 was $(34) million, compared with income tax expense of $126 million in the same period of 2016, primarily reflecting the impact of the $488 million decrease in income before income taxes in the third quarter of 2017.  Income tax expense in the first nine months of 2017 was $235 million, $146 million or 38% lower than in the same period of 2016, primarily reflecting the impact of the $451 million decrease in income before income taxes in the first nine months of 2017 and the $15 million reduction in income tax expense resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 109.8% in the third quarter of 2017 was 13.7 points higher than the combined ratio of 96.1% in the same period of 2016.  The combined ratio of 101.0% in the first nine months of 2017 was 5.1 points higher than the combined ratio of 95.9% in the same period of 2016.

The loss and loss adjustment expense ratio of 78.1% in the third quarter of 2017 was 14.6 points higher than the loss and loss adjustment expense ratio of 63.5% in the same period of 2016.  Catastrophe losses in the third quarters of 2017 and 2016 accounted for 13.5 points and 2.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 provided 0.3 points and 0.1 points of benefit to the loss and loss adjustment expense ratio, respectively. The 2017 third quarter underlying loss and loss adjustment expense ratio was 3.4 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) a high level of non-catastrophe fire-related losses and (ii) loss cost trends that modestly exceeded earned pricing.

The loss and loss adjustment expense ratio of 69.1% in the first nine months of 2017 was 5.6 points higher than the loss and loss adjustment expense ratio of 63.5% in the same period of 2016.  Catastrophe losses in the first nine months of 2017 and 2016 accounted for 7.6 points and 3.8 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 provided 1.9 points and 2.0 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2017 was 1.7 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) a high level of non-catastrophe fire-related losses and (ii) loss cost trends that modestly exceeded earned pricing.

The underwriting expense ratio of 31.7% for the third quarter of 2017 was 0.9 points lower than the underwriting expense ratio of 32.6% in the same period of 2016.  In the first nine months of 2017, the underwriting expense ratio of 31.9% was 0.5 points lower than the underwriting expense ratio of 32.4% in the same period of 2016.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Domestic:
Select Accounts	$668	$673	$2,155	$2,138
Middle Market	1,991	1,927	6,157	5,898
National Accounts	370	381	1,177	1,292
National Property and Other	517	541	1,499	1,575
Total Domestic	3,546	3,522	10,988	10,903
International	241	230	864	828
Total Business Insurance	$3,787	$3,752	$11,852	$11,731

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Domestic:
Select Accounts	$664	$657	$2,139	$2,090
Middle Market	1,896	1,824	5,893	5,628
National Accounts	244	245	751	799
National Property and Other	428	454	1,310	1,385
Total Domestic	3,232	3,180	10,093	9,902
International	202	208	740	718
Total Business Insurance	$3,434	$3,388	$10,833	$10,620

Gross written premiums in both the third quarter and first nine months of 2017 increased by 1% over the same periods of 2016.  Net written premiums in the third quarter and first nine months of 2017 increased by 1% and 2%, respectively, over the same periods of 2016.

Select Accounts.  Net written premiums of $664 million and $2.14 billion in the third quarter and first nine months of 2017, respectively, increased by 1% and 2%, respectively, over the same periods of 2016.  Business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter and first nine months of 2017 remained positive but were lower than in the same periods of 2016.  New business premiums in the third quarter and first nine months of 2017 increased over the same periods of 2016.

Middle Market.  Net written premiums of $1.90 billion and $5.89 billion in the third quarter and first nine months of 2017, respectively, increased by 4% and 5%, respectively, over the same periods of 2016.  Business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter and first nine months of 2017 remained positive and were higher than in the same periods of 2016.  New business premiums in the third quarter of 2017 increased over the same period of 2016, while new business premiums in the first nine months of 2017 decreased from the same period of 2016.

National Accounts.  Net written premiums of $244 million in the third quarter of 2017 were comparable with the same period of 2016, and net written premiums of $751 million in the first nine months of 2017 decreased by 6% from the same period of 2016.  Business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter of 2017 were slightly negative, compared with positive in the same period of 2016.  Renewal premium changes in the first nine months of 2017 remained slightly positive but were lower than in the same period of 2016.  New business premiums in the third quarter and first nine months of 2017 decreased from the same periods of 2016.

National Property and Other.  Net written premiums of $428 million and $1.31 billion in the third quarter and first nine months of 2017, respectively, decreased by 6% and 5%, respectively, from the same periods of 2016.  Business retention rates in the third quarter and first nine months of 2017 declined from the same periods of 2016.  Renewal premium changes in the third quarter of 2017 remained positive but were lower than in the same period of 2016, while renewal premium changes in the first nine months of 2017 remained positive and were higher than in the same period of 2016.  New business premiums in the third quarter and first nine months of 2017 decreased from the same periods of 2016.

International.  Net written premiums of $202 million in the third quarter of 2017 decreased by 3% from the same period of 2016, primarily due to reinsurance reinstatement premiums resulting from catastrophe losses in the third quarter of 2017.  Net written premiums of $740 million in the first nine months of 2017 increased by 3% over the same period of 2016, driven by the Company’s operations at Lloyd’s.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Revenues
Earned premiums	$591	$573	$1,721	$1,684
Net investment income	57	59	174	177
Other revenues	5	5	16	14
Total revenues	$653	$637	$1,911	$1,875
Total claims and expenses	$462	$407	$1,303	$1,101
Segment income	$136	$165	$444	$540
Loss and loss adjustment expense ratio	39.5%	32.0%	36.6%	26.8%
Underwriting expense ratio	38.2	38.6	38.7	38.2
Combined ratio	77.7%	70.6%	75.3%	65.0%

Overview

Segment income in the third quarter of 2017 was $136 million, $29 million or 18% lower than segment income of $165 million in the same period of 2016, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 was $6 million and $46 million, respectively.  Catastrophe losses in the third quarters of 2017 and 2016 were $6 million and $1 million, respectively.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Segment income in the first nine months of 2017 was $444 million, $96 million or 18% lower than segment income of $540 million in the same period of 2016, primarily reflecting the pre-tax impact of lower net favorable prior year reserve development.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 was $98 million and $271 million, respectively.  Catastrophe losses in the first nine months of 2017 and 2016 were $8 million and $5 million, respectively.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2017 was also reduced by $17 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2017 were $591 million, $18 million or 3% higher than in the same period of 2016. Earned premiums in the first nine months of 2017 were $1.72 billion, $37 million or 2% higher than in the same period of 2016.

Net Investment Income

Net investment income in the third quarter of 2017 was $57 million, $2 million or 3% lower than in the same period of 2016. Net investment income in the first nine months of 2017 was $174 million, $3 million or 2% lower than in the same period of 2016.  Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  As a result, reported net investment income in Bond & Specialty Insurance reflects a significantly smaller proportion of allocated net investment income, including that from the Company’s non-fixed maturity investments that experienced an increase in investment income in the third quarter and first nine months of 2017 as compared with the same periods of 2016.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2017 as compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2017 were $236 million, $50 million or 27% higher than in the same period of 2016, primarily reflecting lower net favorable prior year reserve development.  Claims and claim adjustment expenses in the first nine months of 2017 were $637 million, $179 million or 39% higher than in the same period of 2016, primarily reflecting lower net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the third quarter of 2016 and the first nine months of 2017 and 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2017 was $111 million, $2 million or 2% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first nine months of 2017 was $322 million, $7 million or 2% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2017 were $115 million, $3 million or 3% higher than in the same period of 2016.  General and administrative expenses in the first nine months of 2017 were $344 million, $16 million or 5% higher than in the same period of 2016.  The increases in both periods of 2017 primarily reflected higher employee and technology related expenses.

Income Tax Expense

Income tax expense in the third quarter of 2017 was $55 million, $10 million or 15% lower than in the same period of 2016, primarily reflecting the impact of the $39 million decrease in income before income taxes in the third quarter of 2017.  Income tax expense in the first nine months of 2017 was $164 million, $70 million or 30% lower than in the same period of 2016, primarily reflecting the impact of the $166 million decrease in income before income taxes in the first nine months of 2016 and the $17 million reduction in income tax expense in the first nine months of 2017 resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 77.7% in the third quarter of 2017 was 7.1 points higher than the combined ratio of 70.6% in the same period of 2016.  The combined ratio of 75.3% in the first nine months of 2017 was 10.3 points higher than the combined ratio of 65.0% in the same period of 2016.

The loss and loss adjustment expense ratio of 39.5% in the third quarter of 2017 was 7.5 points higher than the loss and loss adjustment expense ratio of 32.0% in the same period of 2016.  Net favorable prior year reserve development in the third quarters of 2017 and 2016 provided 0.9 points and 8.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the third quarters of 2017 and 2016 accounted for 0.9 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2017 third quarter underlying loss and loss adjustment expense ratio was 0.4 points lower than the 2016 ratio on the same basis.

The loss and loss adjustment expense ratio of 36.6% in the first nine months of 2017 was 9.8 points higher than the loss and loss adjustment expense ratio of 26.8% in the same period of 2016.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 provided 5.7 points and 16.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first nine months of 2017 and 2016 accounted for 0.5 points and 0.3 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2017 was 0.8 points lower than the 2016 ratio on the same basis.

The underwriting expense ratio of 38.2% in the third quarter of 2017 was 0.4 points lower than the underwriting expense ratio of 38.6% in the same period of 2016.  In the first nine months of 2017, the underwriting expense ratio of 38.7% was 0.5 points higher than the underwriting expense ratio of 38.2% in the same period of 2016.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Domestic:
Management Liability	$374	$365	$1,071	$1,041
Surety	218	215	641	624
Total Domestic	592	580	1,712	1,665
International	40	38	141	119
Total Bond & Specialty Insurance	$632	$618	$1,853	$1,784

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Domestic:
Management Liability	$359	$354	$1,030	$1,010
Surety	212	212	597	584
Total Domestic	571	566	1,627	1,594
International	40	34	126	98
Total Bond & Specialty Insurance	$611	$600	$1,753	$1,692

Gross and net written premiums in the third quarter of 2017 both increased by 2% over the same period of 2016.  Gross and net written premiums in the first nine months of 2017 both increased by 4% over the same period of 2016.

Domestic.  Net written premiums of $571 million and $1.63 billion in the third quarter and first nine months of 2017, respectively, increased by 1% and 2%, respectively, over the same periods of 2016.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter of 2017 remained positive and were slightly higher than in the same period of 2016.  Renewal premium changes in the first nine months of 2017 remained positive and were comparable with the same period of 2016.  New business premiums in the third quarter and first nine months of 2017 were comparable with the same periods of 2016.

International.  Net written premiums of $40 million and $126 million in the third quarter and first nine months of 2017, respectively, increased by 18% and 29%, respectively, over the same periods of 2016, driven by increases in the United Kingdom and Canada.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Revenues
Earned premiums	$2,356	$2,139	$6,827	$6,223
Net investment income	94	92	285	264
Fee income	5	5	13	12
Other revenues	14	16	45	47
Total revenues	$2,469	$2,252	$7,170	$6,546
Total claims and expenses	$2,372	$2,023	$6,972	$5,977
Segment income	$77	$163	$178	$410
Loss and loss adjustment expense ratio	73.1%	65.2%	74.2%	66.5%
Underwriting expense ratio	26.6	28.3	26.9	28.5
Combined ratio	99.7%	93.5%	101.1%	95.0%

Overview

Segment income in the third quarter of 2017 was $77 million, $86 million or 53% lower than segment income of $163 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins.  Catastrophe losses in the third quarters of 2017 and 2016 were $205 million and $14 million, respectively.  There was no net prior year reserve development in the third quarter of 2017, compared with net unfavorable prior year reserve development of $11 million in the same period of 2016.  The higher underlying underwriting margins primarily resulted from the impact of increased business volumes.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Segment income in the first nine months of 2017 was $178 million, $232 million or 57% lower than segment income of $410 million in the same period of 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher net investment income.  Catastrophe losses in the first nine months of 2017 and 2016 were $637 million and $346 million, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 was $6 million and $33 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) normal variability in non-catastrophe weather-related losses and (ii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the latter part of 2016, partially offset by (iii) increased business volumes.  Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2017 was also reduced by $7 million as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2017 were $2.36 billion, $217 million or 10% higher than in the same period of 2016.  Earned premiums in the first nine months of 2017 were $6.83 billion, $604 million or 10% higher than in the same period of 2016.  The increases in both periods primarily reflected the impact of increases in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2017 was $94 million, $2 million or 2% higher than in the same period of 2016.  Net investment income in the first nine months of 2017 was $285 million, $21 million or 8% higher than in the same period of 2016.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2017 compared with the same periods of 2016.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the third quarters and first nine months of 2017 and 2016 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2017 were $1.72 billion, $327 million or 23% higher than in the same period of 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) higher volumes of insured exposures and (iii) loss cost trends.

Claims and claim adjustment expenses in the first nine months of 2017 were $5.07 billion, $929 million or 22% higher than in the same period of 2016, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) higher catastrophe losses, (iii) loss cost trends, (iv) normal variability in non-catastrophe weather-related losses, (v) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the latter part of 2016 and (vi) lower net favorable prior year reserve development.

Factors contributing to net prior year reserve development during the third quarter and first nine months of 2016 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2017 was $369 million, $29 million or 9% higher than in the same period of 2016.  Amortization of deferred acquisition costs in the first nine months of 2017 was $1.07 billion, $77 million or 8% higher than in the same period of 2016.  The increases in both periods of 2017 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2017 were $280 million, $7 million or 2% lower than in the same period of 2016.  General and administrative expenses in the first nine months of 2017 were $830 million, $11 million or 1% lower than in the same period of 2016.

Income Tax Expense

Income tax expense in the third quarter of 2017 was $20 million, $46 million or 70% lower than in the same period of 2016, primarily reflecting the impact of the $132 million decrease in income before income taxes in the third quarter of 2017.  Income tax expense in the first nine months of 2017 was $20 million, $139 million or 87% lower than in the same period of 2016, primarily reflecting the impact of the $371 million decrease in income before income taxes in the first nine months of 2016 and the $7 million reduction in income tax expense in the first nine months of 2017 resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 99.7% in the third quarter of 2017 was 6.2 points higher than the combined ratio of 93.5% in the same period of 2016.  The combined ratio of 101.1% in the first nine months of 2017 was 6.1 points higher than the combined ratio of 95.0% in the same period of 2016.

The loss and loss adjustment expense ratio of 73.1% in the third quarter of 2017 was 7.9 points higher than the loss and loss adjustment expense ratio of 65.2% in the same period of 2016.  Catastrophe losses accounted for 8.4 points and 0.6 points of the loss and loss adjustment expense ratios in the third quarter of 2017 and 2016, respectively.  Net unfavorable prior year reserve development in the third quarter of 2016 accounted for 0.5 points of the loss and loss adjustment expense ratio. The 2017 third quarter underlying loss and loss adjustment expense ratio was 0.6 points higher than the 2016 ratio on the same basis.

The loss and loss adjustment expense ratio of 74.2% in the first nine months of 2017 was 7.7 points higher than the loss and loss adjustment expense ratio of 66.5% in the same period of 2016.  Catastrophe losses accounted for 9.2 points and 5.5 points of the loss and loss adjustment expense ratios in the first nine months of 2017 and 2016, respectively.  Net favorable prior year reserve development in the first nine months of 2017 and 2016 provided 0.1 points and 0.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2017 was 3.6 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) normal variability in non-catastrophe weather-related losses, (ii) the tenure impact of higher levels of new business in recent years in the Automobile product line and (iii) the timing of higher loss estimates in personal automobile bodily injury liability coverages that were consistent with the higher loss trends recognized in the latter part of 2016.

The underwriting expense ratio of 26.6% for the third quarter of 2017 was 1.7 points lower than the underwriting expense ratio of 28.3% in the same period of 2016.  In the first nine months of 2017, the underwriting expense ratio of 26.9% was 1.6 points lower than the underwriting expense ratio of 28.5% in the same period of 2016.  The declines in both periods of 2017 primarily reflected the impact of higher levels of earned premiums and lower levels of general and administrative expenses.

Written Premiums

Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Domestic:
Agency:
Automobile	$1,234	$1,099	$3,492	$3,060
Homeowners and Other	1,123	1,075	3,043	2,923

Total Agency	2,357	2,174	6,535	5,983
Direct-to-Consumer	101	88	272	231

Total Domestic	2,458	2,262	6,807	6,214
International	186	166	496	469

Total Personal Insurance	$2,644	$2,428	$7,303	$6,683

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Domestic:
Agency:
Automobile	$1,228	$1,095	$3,474	$3,045
Homeowners and Other	1,107	1,058	2,978	2,854

Total Agency	2,335	2,153	6,452	5,899
Direct-to-Consumer	100	87	271	230

Total Domestic	2,435	2,240	6,723	6,129
International	180	161	486	459

Total Personal Insurance	$2,615	$2,401	$7,209	$6,588

Domestic Agency Written Premiums

Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the third quarter of 2017 both increased by 8% over the same period of 2016.  Domestic Agency gross and net written premiums in the first nine months of 2017 both increased by 9% over the same period of 2016.

Domestic Agency Automobile net written premiums of $1.23 billion and $3.47 billion in the third quarter and first nine months of 2017, respectively, increased by 12% and 14%, respectively, over the same periods of 2016.  Business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter and first nine months of 2017 remained positive and were higher than in the same periods of 2016.  New business premiums in the third quarter and first nine months of 2017 decreased from the same periods of 2016.

Domestic Agency Homeowners and Other net written premiums of $1.11 billion and $2.98 billion in the third quarter and first nine months of 2017, respectively, increased by 5% and 4%, respectively, over the same periods of 2016.  Business retention rates remained strong in the third quarter and first nine months of 2017.  Renewal premium changes in the third quarter and first nine months of 2017 remained positive but were lower than in the same periods of 2016.  New business premiums in the third quarter and first nine months of 2017 increased over the same periods of 2016.

For its Domestic Agency business, the Personal Insurance segment had approximately 6.9 million and 6.5 million active policies at September 30, 2017 and 2016, respectively.

Direct-to-Consumer and International Written Premiums

Direct-to-Consumer net written premiums of $100 million and $271 million in the third quarter and first nine months of 2017, respectively, increased by 15% and 18%, respectively, over the same periods of 2016, primarily driven by growth in automobile net written premiums.

International net written premiums of $180 million and $486 million in the third quarter and first nine months of 2017, respectively, increased by 12% and 6%, respectively, over the same periods of 2016, primarily driven by growth in automobile net written premiums and the impact of changes in foreign currency exchange rates.

For its international and direct-to-consumer business, Personal Insurance had approximately 872,000 and 856,000 active policies at September 30, 2017 and 2016, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Income (loss)	$(65)	$(60)	$(188)	$(183)

Income (loss) for Interest Expense and Other in the third quarters of 2017 and 2016 was $(65) million and $(60) million, respectively.  Income (loss) for Interest Expense and Other in the first nine months of 2017 and 2016 was $(188) million and $(183) million, respectively.  After-tax interest expense in the third quarter and first nine months of 2017 was $61 million and $179 million, respectively, compared with $57 million and $177 million in the respective periods of 2016.

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

In the third quarter of 2017, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

•                  a high level of litigation activity in certain jurisdictions involving individuals alleging serious asbestos-related illness, primarily involving mesothelioma claims;

•                  while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to the high level of litigation activity; and

•                  a moderate level of asbestos-related bankruptcy activity.

In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time and the number of policyholders with open asbestos claims declined slightly when compared to 2016 while net asbestos-related payments were somewhat higher.  Payments on behalf of policyholders in this category continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2017 and 2016 resulted in a $225 million increase in the Company’s net asbestos reserves in each period.  In both 2017 and 2016, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims.  This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above.  Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma.  The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2017 were $193 million, compared with $632 million in the same period of 2016.  Net asbestos paid loss and loss expenses in the first nine months of 2016 included the gross settlement payment related to PPG of $518 million, $458 million net of reinsurance, as described above.  Net asbestos reserves were $1.36 billion at September 30, 2017, compared with $1.40 billion at September 30, 2016.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2017	2016
Beginning reserves:
Gross	$1,512	$1,989
Ceded	(186)	(179)
Net	1,326	1,810

Incurred losses and loss expenses:
Gross	340	355
Ceded	(115)	(130)
Net	225	225

Paid loss and loss expenses:
Gross	232	746
Ceded	(39)	(114)
Net	193	632

Foreign exchange and other:
Gross	1	(1)
Ceded	—	—
Net	1	(1)
Ending reserves:
Gross	1,621	1,597
Ceded	(262)	(195)
Net	$1,359	$1,402

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

Net environmental paid loss and loss expenses in the first nine months of 2017 were $60 million, compared with $50 million in the same period of 2016.  At September 30, 2017, approximately 94% of the net environmental reserve (approximately $364 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $24 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2017	2016
Beginning reserves:
Gross	$395	$375
Ceded	(13)	(14)

Net	382	361

Incurred losses and loss expenses:
Gross	74	87
Ceded	(9)	(5)

Net	65	82

Paid loss and loss expenses:
Gross	62	52
Ceded	(2)	(2)

Net	60	50

Foreign exchange and other:
Gross	1	1
Ceded	—	—

Net	1	1

Ending reserves:
Gross	408	411
Ceded	(20)	(17)

Net	$388	$394

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2017 were $73.09 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2017 was $62.16 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2017 and December 31, 2016.  Below investment grade securities represented 2.8% and 2.9% of the total fixed maturity investment portfolio at September 30, 2017 and December 31, 2016, respectively.  The average effective duration of fixed maturities and short-term securities was 4.2 (4.5 excluding short-term securities) at both September 30, 2017 and December 31, 2016.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2017 and December 31, 2016 included $31.18 billion and $31.91 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2017 and December 31, 2016 were $3.83 billion and $5.16 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2017, approximately 99% were rated at “A3” or above, and approximately 97% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2017.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2017, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2017 and December 31, 2016 included $2.17 billion and $1.71 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2017 and December 31, 2016 were $775 million and $563 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.40 billion and $1.15 billion at September 30, 2017 and December 31, 2016, respectively. Approximately 53% and 51% of the Company’s CMO holdings at September 30, 2017 and December 31, 2016, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $661 million and $566 million of non-guaranteed CMO holdings was “A2” at September 30, 2017 and “Baa2” at December 31, 2016.  The average credit rating of all of the above securities was “Aa1” at September 30, 2017 and “Aa2” at December 31, 2016.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017 for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At September 30, 2017 and December 31, 2016, the carrying value of the Company’s other investments was $3.55 billion and $3.45 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

There have been no material changes to the Company’s catastrophe reinsurance coverage during the quarter ended September 30, 2017.  The Company’s normal renewals and changes to its catastrophe reinsurance occur in January and July each year.  The changes effective in January are discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017, and the changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2017	December 31, 2016
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,335	$3,181
Allowance for uncollectible reinsurance	(110)	(116)

Net reinsurance recoverables	3,225	3,065
Mandatory pools and associations	2,010	2,054
Structured settlements	3,110	3,168

Total reinsurance recoverables	$8,345	$8,287

The $160 million increase in net reinsurance recoverables over December 31, 2016 primarily reflected the impacts of catastrophe losses and the asbestos reserve increase in the third quarter of 2017, partially offset by cash collections in the first nine months of 2017, including the settlement of certain disputes as discussed in more detail in note 13 of notes to the unaudited consolidated financial statements.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2017 and into 2018.  In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be higher than the levels attained in the first nine months of 2017. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2017 and into 2018 will remain positive, but will be slightly lower than the levels attained in the first nine months of 2017.  With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during the remainder of 2017 and into 2018 will be slightly higher than the level attained in the same periods of 2016 and 2017.  In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be higher than the levels attained in the first nine months of 2017, and domestic Agency Homeowners and Other renewal premium changes during the remainder of 2017 and into 2018 will remain positive and will be slightly higher than the levels attained in the first nine months of 2017.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment during the remainder of 2017 and into 2018 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first nine months of 2017.

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

Economic conditions in the United States and elsewhere could deteriorate, due to a variety of factors, including the political and regulatory environment, the U.S. Federal budget and potential changes in tax laws in the United States, the repeal, replacement or modification of the Affordable Care Act, the United Kingdom’s withdrawal from the European Union, rapid changes in commodity prices and fluctuations in interest rates and foreign currency exchange rates. The resulting lower levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, lower levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2017 and into 2018, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted on a lagging basis.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and non-catastrophe weather-related losses are inherently unpredictable from period to period.  The Company’s results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses occur. The Company expects to incur significant catastrophe losses in the fourth quarter of 2017 resulting from recent wildfires in California.

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

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2017 will be higher than in the same period of 2016, and the underlying combined ratio during the remainder of 2017 will be lower than in the same period of 2016.  The Company expects underlying underwriting margins into 2018 will be higher than in the same periods of 2017, and the underlying combined ratio will be slightly lower than in the same periods of 2017.  In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2017 and into 2018 compared with the same periods of 2016 and 2017, reflecting actions taken to improve profitability, as well as the timing impact of higher loss trends for bodily injury liability coverages that were recognized in the latter part of 2016.  In Agency Homeowners and Other, the Company expects that underlying underwriting margins and the underlying combined ratio will be broadly consistent during the remainder of 2017 and into 2018 with the same periods of 2016 and 2017, assuming a continuation of normalized levels of non-catastrophe weather-related losses and other loss activity.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.2 (4.5 excluding short-term securities) at September 30, 2017.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2017, the Company had $400 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Based on the current interest rate environment, which remains very low by historical standards, the Company estimates that the impact of lower reinvestment yields on fixed maturity investments, partially offset by the impact of slightly higher levels of fixed maturities and higher short-term investment yields, is expected, during the remainder of 2017 and into 2018, to result in a $10 million or less decline in after-tax net investment income from those portfolios on a quarterly basis as compared to the corresponding quarters of 2016 and 2017.  The impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during the remainder of 2017 and into 2018 is hard to predict.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2017 and into 2018, the Company could experience a reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $1.43 billion ($931 million after-tax) in its fixed maturity investment portfolio at September 30, 2017.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” included in “Part I—Item 1A—Risk Factors” in the Company’s 2016 Annual Report.

In the first nine months of 2017, the Company had net pre-tax realized investment gains of $146 million, which were primarily driven by gains on sales of equity securities.  At September 30, 2017, the carrying value of the Company’s equity securities was $601 million, which included $92 million of net pre-tax unrealized gains.  During the remainder of 2017, the Company may realize additional gains through the sales of equity securities.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2017, TRV held total cash and short-term invested assets in the United States aggregating $1.96 billion and having a weighted average maturity of 76 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion).  TRV’s holding company liquidity of $1.96 billion at September 30, 2017, which included net proceeds from the issuance of senior notes in the second quarter of 2017 described below, exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2017, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2017.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018.  This line of credit also supports TRV’s $800 million commercial paper program.  At September 30, 2017, the Company had no commercial paper outstanding.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $246 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2017.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On August 4, 2017, the Company completed its previously announced acquisition of all issued and outstanding shares of Simply Business Holdings LTD (Simply Business), a leading provider of small business insurance policies in the United Kingdom, for a purchase price of approximately $464 million, which included the repayment of debt and other obligations of Simply Business.  In addition, the Company issued 95,953 shares of restricted common stock valued at approximately $12 million to certain employees of Simply Business who were equity holders of Simply Business.  The Company used a portion of the net proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8 of notes to the unaudited consolidated financial statements) and internal resources to fund this transaction.

On December 15, 2017, the Company’s $450 million, 5.75% senior notes will mature.  The Company will use a portion of the proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8 of notes to the unaudited consolidated financial statements) to fund this maturity.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2017 and 2016 were $3.22 billion and $3.06 billion, respectively.  Cash flows in the first nine months of 2016 included the Company’s $524 million payment in the second quarter of 2016 related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the “Asbestos Claims and Litigation” section herein.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2017 and 2016 were $2.12 billion and $1.13 billion, respectively.  The Company’s consolidated total investments at September 30, 2017 increased by $2.60 billion, or 4% over year-end 2016, primarily reflecting the impacts of net cash flows provided by operating activities, net proceeds from the issuance of debt and an increase in the unrealized appreciation of investments, partially offset by common share repurchases, dividends paid to shareholders, the repayment of debt and the cost of acquiring Simply Business.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2017 and 2016 were $1.05 billion and $2.04 billion, respectively.  The totals in both periods primarily reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and the proceeds from employee stock option exercises.  Common share repurchases in the first nine months of 2017 and 2016 were $1.09 billion and $1.72 billion, respectively.

Dividends.  Dividends paid to shareholders were $589 million and $569 million in the first nine months of 2017 and 2016, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 19, 2017, the Company announced that it declared a regular quarterly dividend of $0.72 per share, payable December 29, 2017 to shareholders of record on December 11, 2017.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2017, the Company repurchased 2.6 million and 8.3 million shares, respectively, under its share repurchase authorization, for a total cost of $328 million and $1.03 billion, respectively.  The average cost per share repurchased was $128.11 and $124.12, respectively.  In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.  At September 30, 2017, the Company had $4.91 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2017 and December 31, 2016.

(in millions)	September 30, 2017	December 31, 2016
Debt:
Short-term	$950	$550
Long-term	6,004	5,911
Net unamortized fair value adjustments and debt issuance costs	(33)	(24)

Total debt	6,921	6,437

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,023	23,976
Accumulated other comprehensive loss	(285)	(755)

Total shareholders’ equity	23,738	23,221

Total capitalization	$30,659	$29,658

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

(dollars in millions)	September 30, 2017	December 31, 2016

Total capitalization	$30,659	$29,658
Less: net unrealized gains on investments, net of taxes	1,006	730

Total capitalization excluding net unrealized gains on investments	$29,653	$28,928

Debt-to-total capital ratio	22.6%	21.7%

Debt-to-total capital ratio excluding net unrealized gains on investments	23.3%	22.3%

The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 23.3% at September 30, 2017 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since July 20, 2017, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2017 was filed with the SEC.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2016 Annual Report as updated by the Company’s Current Report on Form 8-K filed on June 20, 2017.

•                  On October 5, 2017, A.M. Best affirmed all ratings of the Company, except ratings for Travelers Insurance Company Limited, which were affirmed on December 23, 2016.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.03 billion at September 30, 2017) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,900	$6,909	$11,809	$4,951	$6,925	$11,876
Commercial property	914	691	1,605	752	357	1,109
Commercial multi-peril	1,899	1,968	3,867	1,807	1,935	3,742
Commercial automobile	2,224	1,226	3,450	2,190	1,178	3,368
Workers’ compensation	10,357	9,129	19,486	10,322	8,786	19,108
Fidelity and surety	261	277	538	242	323	565
Personal automobile	1,931	1,253	3,184	1,852	1,038	2,890
Homeowners and personal—other	633	693	1,326	622	468	1,090
International and other	2,782	1,686	4,468	2,740	1,441	4,181
Property-casualty	25,901	23,832	49,733	25,478	22,451	47,929
Accident and health	17	—	17	20	—	20

Claims and claim adjustment expense reserves	$25,918	$23,832	$49,750	$25,498	$22,451	$47,949

The $1.80 billion increase in gross claims and claim adjustment expense reserves since December 31, 2016 primarily reflected the impacts of (i) catastrophe losses incurred in the third quarter of 2017 and (ii) higher volumes of insured exposures and loss cost trends for the current accident year, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

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

•                  catastrophe losses (including recent California wildfires);

•                  the impact of investment, economic (including inflation, potential changes in tax law and rapid changes in commodity prices, as well as fluctuations in foreign currency exchange rates) and underwriting market conditions;

•                  strategic initiatives to improve profitability and competitiveness; and

•                  the impact of the Company’s acquisition of Simply Business.

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•                  catastrophe losses, including those discussed above, could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Simply Business from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company acquired all of the issued and outstanding shares of Simply Business on August 4, 2017.  Simply Business represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the quarter ended September 30, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company is in the process of reviewing the internal control structure of Simply Business and, if necessary, will make appropriate changes as it integrates Simply Business into the Company’s overall internal control over financial reporting process.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2017, as partial consideration for the acquisition of Simply Business, the Company issued 95,953 shares of restricted common stock to certain employees of Simply Business who were equity holders of Simply Business.  These shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the issuer safe harbor provided by Regulation S for an offshore sale.

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2017	July 31, 2017	627,978	$126.68	627,558	$5,154
August 1, 2017	August 31, 2017	1,932,233	$128.58	1,932,233	$4,906
Sept. 1, 2017	Sept. 30, 2017	544	$119.78	—	$4,906
Total		2,560,755	$128.11	2,559,791	$4,906

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.

The Company acquired 964 shares for a total cost of approximately $0.1 million during the three months ended September 30, 2017 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on March 31, 2017.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.  As of the date of this report, none of the Company’s named executive officers (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement filed with the SEC) have entered into a Rule 10b5-1 trading plan that remains in effect.  See “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on March 31, 2017.

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

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2017 and 2016; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 19, 2017	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: October 19, 2017	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)