Form 10-K
period 2017-12-31
TRAVELERS COMPANIES, INC.
filed 2018-02-15
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $34,813,427,330.

As of February 9, 2018, 271,427,959 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2017

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

        For a summary of the Company's revenues, core income and total assets by reportable business segments, see note 2 of notes to the consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing and/or salaried employees. According to A.M. Best, there are approximately 1,200 property and casualty groups in the United States, comprising approximately 2,630 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2016. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

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

  •
  ability to provide new products and services to meet changing customer needs;

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

Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses associated with producing, issuing and servicing business and managing claims, the time value of money related to the expected loss and expense cash flows, and a reasonable profit margin that considers the capital needed to support the Company's business. The Company has a disciplined approach to underwriting and risk management that emphasizes product returns and profitable growth over the long-term rather than premium volume or market share. The Company's insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2017:

Location	% of Total
Domestic:
New York	9.9%
California	9.9
Texas	7.7
Pennsylvania	4.6
Florida	4.2
New Jersey	4.0
Illinois	3.8
Georgia	3.5
All other domestic(1)	46.1

Total Domestic	93.7

International:
Canada	4.4
All other international(1)	1.9

Total International	6.3

Consolidated total	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Company's consolidated direct written premiums written in 2017.

Catastrophe Exposure

        The Company's property and casualty insurance operations expose it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has at various times limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightening underwriting standards, selective price increases and changes to deductibles specific to hurricane-, tornado-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Segment Realignment

        Effective April 1, 2017, the Company's results are reported in the following three business segments—Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company's businesses were being managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. While the segmentation of the Company's domestic businesses was unchanged, the Company's international businesses, which were previously managed and reported in total within the Business and International Insurance segment, were disaggregated by product type among the three newly aligned reportable business segments. In connection with these changes, the Company revised the names and descriptions of certain businesses comprising the Company's segments and has reflected other related changes. The following discussion of the Company's reportable business segments reflects the realigned segment reporting structure. Financial data for all prior periods presented was reclassified to be consistent with the 2017 presentation.

BUSINESS INSURANCE

        Business Insurance offers a broad array of property and casualty insurance and insurance-related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business Insurance is organized as follows:

  Domestic

  •
  Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers' compensation, commercial automobile, general liability and commercial property.

  •
  Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers' compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders' risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.

  •
  National Accounts provides large companies with casualty insurance products and services, including workers' compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

  •
  National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial transportation industry through Northland Transportation, general liability and commercial property policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield, and tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs. National Property and Other also serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, through Agribusiness.

  International

  •
  International, through its operations in Canada, the United Kingdom, the Republic of Ireland and Brazil, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. Through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

        Business Insurance also includes Simply Business, a leading provider of small business insurance policies in the United Kingdom that was acquired in August 2017, as well as Business Insurance Other, which comprises the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations.

Selected Market and Product Information

        The following table sets forth Business Insurance's net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2017	2016	2015	% of Total 2017
By market:
Domestic:
Select Accounts	$2,800	$2,729	$2,716	19.6%
Middle Market	7,756	7,379	7,186	54.3
National Accounts	1,010	1,058	1,048	7.1
National Property and Other	1,691	1,779	1,791	11.9

Total Domestic	13,257	12,945	12,741	92.9
International	1,013	955	1,033	7.1

Total Business Insurance by market	$14,270	$13,900	$13,774	100.0%

By product line:
Domestic:
Workers' compensation	$3,926	$3,945	$3,915	27.5%
Commercial automobile	2,219	2,037	1,958	15.6
Commercial property	1,772	1,787	1,760	12.4
General liability	2,086	1,987	1,924	14.6
Commercial multi-peril	3,228	3,157	3,146	22.6
Other	26	32	38	0.2

Total Domestic	13,257	12,945	12,741	92.9
International	1,013	955	1,033	7.1

Total Business Insurance by product line	$14,270	$13,900	$13,774	100.0%

Principal Markets and Methods of Distribution

        Business Insurance markets and distributes its products through approximately 10,500 independent agencies and brokers. Agencies and brokers are serviced by 114 field offices and three customer service centers.

        Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered in the United States are distributed through independent agents and brokers, many of whom also sell the Company's Personal Insurance and Bond & Specialty Insurance products. Additionally, several operations may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these operations. Business Insurance continues to make significant investments in enhanced technology to provide real-time interface capabilities with independent agencies and brokers.

Domestic

  •
  Select Accounts markets and distributes its products and services to small businesses, generally with fewer than 50 employees, through a large network of independent agents and brokers. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks at their desktop in an efficient manner that significantly reduces the time period between quoting a price on a new policy and issuing that policy. Risks with more complex characteristics are underwritten with the assistance of Company personnel. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products and competitive prices. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

  •
  Middle Market markets and distributes its products and services primarily to mid-sized businesses with 50 to 1,000 employees through a large network of independent agents and brokers. The Company offers a full line of products to its Middle Market customers with an emphasis on guaranteed-cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Middle Market to have a broad risk appetite and a diversified customer base. Within Middle Market, products and services are tailored to certain targeted industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services.

  •
  National Accounts markets and distributes its products and services to large companies through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed-cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $252 million of fee income in 2017, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $120 million of fee income in 2017. National Accounts services approximately 36% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry. Workers' compensation accounted for approximately 71% of sales to National Accounts customers during 2017, based on direct written premiums and fees.

  •
  National Property and Other markets and distributes its products and services to a wide customer base, providing traditional and customized insurance programs to a broad range of customer sizes through a large network of agents and brokers. National Property and Other also markets and distributes its products through brokers, wholesale agents, program managers and specialized retail agents who operate in certain markets that are not typically served by the Company's appointed retail agents, or who maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more pricing and coverage flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, National Property and Other underwrites the business internally and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to pricing and underwriting guidelines that have been specifically designed for each facility or program.

        International markets and distributes its products principally through brokers in each of the countries in which it operates. International also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Business Insurance has access to international markets across the world.

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

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2017, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were both approximately $4.77 billion. Business Insurance also utilizes retrospectively rated policies for another portion of the business, primarily for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $93 million at December 31, 2017. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral. For additional information concerning credit risk in certain of the Company's businesses, see "Item 1A—Risk Factors—We are also exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties."

Product Lines

        Business Insurance provides the following types of products and services:

Domestic

  •
  Workers' Compensation.  Provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work and cost-effective quality care. The Company offers the following types of workers' compensation products:

  •
  guaranteed-cost insurance products, where the premiums charged will not be adjusted for actual loss experience during the covered period;

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

  •
  General Liability.  Provides coverages for businesses against third-party claims arising from accidents occurring on their premises or arising out of their operations, including as a result of injuries sustained from products sold. Coverages may also include directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

  •
  Commercial Multi-Peril.  Provides a combination of the property and liability coverages described in the foregoing product line descriptions.

International

  •
  Provides coverage for employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), commercial property, commercial automobile, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy, ports and terminals, fine art and terrorism. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those the Company faces in the United States.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Business Insurance as of January 1, 2018. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $16.0 million per insured, per occurrence. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the year ended December 31, 2017:

Location	% of Total
Domestic:
California	12.3%
New York	9.7
Texas	6.7
Illinois	4.6
New Jersey	3.9
Pennsylvania	3.9
Florida	3.6
Massachusetts	3.1
All other domestic(1)	46.6

Total Domestic	94.4

International:
Canada	3.0
All other international(1)	2.6

Total International	5.6

Total Business Insurance	100.0%

(1)
No other single state or country accounted for 3.0% or more of Business Insurance's direct written premiums in 2017.

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

Domestic

        Competitors typically write Select Accounts business through independent agents and, to a lesser extent, regional brokers, and as direct writers. Both national (including international companies doing business in the U.S.) and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on breadth of product offerings, service levels, ease and speed of doing business and price.

        Competitors typically write Middle Market business through independent agents and brokers. Several of Middle Market's operations require unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Competitors in this market are primarily national property and casualty insurance companies (including international companies doing business in the U.S.) that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and response time to agent, broker and customer needs is one key to success in this market.

        In the National Accounts market, competition is based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts primarily competes with national property and casualty insurance companies (including international companies doing business in the U.S.), as well as with other underwriters of property and casualty insurance in the alternative risk transfer market, such as self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. The residual market division competes for state contracts to provide claims and policy management services.

        National Property and Other competes in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these businesses compete with national carriers (including international companies doing business in the U.S.) with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Specialized agents and brokers, including wholesale agents and program managers, supplement this focused target market approach. National Property and Other's competitive strategy typically is based on the application of focused industry knowledge to insurance and risk needs.

International

        International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland and Brazil. Companies compete on the basis of price, product offerings, distribution partnerships and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets.

        At Lloyd's, International competes with other syndicates operating in the Lloyd's market as well as international and domestic insurers in the various markets where the Lloyd's operation writes business worldwide. Competition is based on price, product and service. The Company focuses on lines it believes it can underwrite profitably with an emphasis on short-tail insurance lines.

BOND & SPECIALTY INSURANCE

        Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers in the United States and certain specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil, utilizing various degrees of financially based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors' and officers' liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and in the United States only, property, workers' compensation, auto and general liability for financial institutions.

        Bond & Specialty Insurance surety business in Brazil and Colombia is conducted through J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli) and J. Malucelli Latam S.A. in Brazil. The Company owns 49.5% of both JMalucelli, a market leader in surety coverages in Brazil, and J. Malucelli Latam S.A., which in September 2015 acquired a majority interest in JMalucelli Travelers Seguros S.A., a Colombian start-up surety provider. These joint venture investments are accounted for using the equity method and are included in "other investments" on the consolidated balance sheet.

Selected Product Information

        The following table sets forth Bond & Specialty Insurance's net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see "—Product Lines." In addition, see "—Principal Markets and Methods of Distribution" for a discussion of distribution channels for Bond & Specialty Insurance's product lines.

(for the year ended December 31, in millions)	2017	2016	2015	% of Total 2017
Domestic:
Fidelity and surety	$993	$961	$952	42.1%
General liability	977	954	952	41.4
Other	190	184	177	8.1

Total Domestic	2,160	2,099	2,081	91.6
International	199	172	192	8.4

Total Bond & Specialty Insurance	$2,359	$2,271	$2,273	100.0%

Principal Markets and Methods of Distribution

        Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through approximately 5,600 of the same independent agencies and brokers that distribute Business Insurance's products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. Bond & Specialty Insurance, in conjunction with Business Insurance, continues to make investments in enhanced technology to provide real-time interface capabilities with its independent agencies and brokers.

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

Product Lines

        Bond & Specialty Insurance writes the following types of coverages:

  Domestic

  •
  Fidelity and Surety.  Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

  •
  General Liability.  Provides coverage for specialized liability exposures as described above in more detail in the "Business Insurance" section of this report, as well as cyber risk coverages.

  •
  Other.  Coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business Insurance" section of this report.

  International

  •
  Fidelity and Surety and certain General Liability products are provided internationally to various customer groups.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Bond & Specialty Insurance as of January 1, 2018. For third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, employment practices liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety protection, where insured limits are often significant, Bond & Specialty Insurance generally retains up to $115.0 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Bond & Specialty Insurance's direct written premiums for the year ended December 31, 2017:

Location	% of Total
Domestic:
California	10.3%
New York	6.4
Texas	6.0
Florida	5.0
Illinois	4.1
Pennsylvania	3.6
Massachusetts	3.0
All other domestic(1)	52.6

Total Domestic	91.0

International:
Canada	4.4
United Kingdom	4.0
All other international(1)	0.6

Total International	9.0

Total Bond & Specialty Insurance	100.0%

(1)
No other single state or country accounted for 3.0% or more of Bond & Specialty Insurance's direct written premiums in 2017.

Competition

        The competitive landscape in which Bond & Specialty Insurance operates is affected by many of the same factors described previously for Business Insurance. Competitors in this market are primarily national property and casualty insurance companies (including international companies doing business in the U.S.) that write most classes of business and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

Domestic

        Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Specialty Insurance to cross-sell its products to customers of Business Insurance and Personal Insurance provides additional competitive advantages for the Company. See "Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability."

International

        International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland and Brazil. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides certain specialty coverages for these markets.

PERSONAL INSURANCE

        Personal Insurance writes a broad range of property and casualty insurance covering individuals' personal risks, primarily in the United States, as well as in Canada. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

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

(for the year ended December 31, in millions)	2017	2016	2015	% of Total 2017
Domestic:
Agency:
Automobile	$4,646	$4,103	$3,534	48.4%
Homeowners and Other	3,933	3,772	3,687	41.0

Total Agency	8,579	7,875	7,221	89.4
Direct-to-Consumer	361	309	236	3.8

Total Domestic	8,940	8,184	7,457	93.2
International	650	603	617	6.8

Total Personal Insurance	$9,590	$8,787	$8,074	100.0%

Principal Markets and Methods of Distribution

Domestic

        Personal Insurance products are marketed and distributed primarily through approximately 10,300 active independent agencies located throughout the United States, supported by personnel in eight sales regions. In addition, sales and service are provided to customers through five contact centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,500 agents take advantage of this service alternative, for which they generally pay a fee.

        Personal Insurance also markets and distributes its products through additional channels, including corporations that make the Company's product offerings available to their employees primarily through payroll deductions, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through the Company's contact center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for certain of their auto customers.

        The Company also markets its insurance products directly to consumers, largely through online channels. The Company's direct-to-consumer business continues to grow but still represents modest premium volume for Personal Insurance, which is expected to continue for a number of years. The Company's direct-to-consumer business is also expected to be slightly unprofitable for a number of years.

International

        International markets and distributes its products principally through approximately 640 brokers located throughout Canada.

Pricing and Underwriting

        Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claims, actuarial and product development. This approach is designed to maintain high-quality underwriting discipline and pricing segmentation. Proprietary and third-party data accumulated over many years is analyzed and Personal Insurance uses a variety of risk differentiation models to facilitate its pricing segmentation and underwriting. The Company's product management area establishes underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to effectively execute its risk selection and pricing processes.

Domestic

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

International

        Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented.

Product Lines

Domestic

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 7.2 million active policies (e.g., policies-in-force) in the United States at December 31, 2017.

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

International

  •
  International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States). Personal Insurance had approximately 562,000 active policies in Canada at December 31, 2017.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to Personal Insurance as of January 1, 2018. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the year ended December 31, 2017:

Location	% of Total
Domestic:
New York	11.2%
Texas(1)	9.6
Pennsylvania	6.1
California	5.9
Georgia	4.9
Florida	4.9
New Jersey	4.5
Virginia	3.6
Connecticut	3.5
All other domestic(2)	39.1

Total Domestic	93.3

International:
Canada	6.7

Total International	6.7

Total Personal Insurance	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of Personal Insurance's direct written premiums in 2017.

Competition

Domestic

        Although national companies (including international companies doing business in the U.S.) write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease and speed of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price, service (including claims handling), the level of automation and the development of long-term relationships with individual agents. In recent years, most independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies.

International

        Personal Insurance competes with numerous international and domestic insurers in Canada. Companies compete on the basis of price, breadth of product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in Canada similar to those served in the United States and provides both automobile and homeowners and other coverages for this market.

        See "Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability."

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With more than 11,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.

        United States field claim management teams located in 20 claim centers and 53 satellite and specialty-only offices in 44 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company's Claims Services organization in the United States to leverage that knowledge base and to share best practices.

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

        Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company's claims-management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims-training facility which offers hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim-handling operations, including the utilization of drone technology, and routinely monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

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

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company's catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the "Net Retention Policy Per Risk" sections of the respective segment discussions above. The Company conducts an ongoing review of its risk and catastrophe coverages and from time to time makes changes as it deems appropriate. The following discussion summarizes the Company's catastrophe reinsurance coverage at January 1, 2018.

        Corporate Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2018 through and including December 31, 2018. The treaty provides for recovery of 75% of the dollar amount of each qualifying loss in excess of a $3.0 billion retention, up to a maximum amount of qualifying losses of $2.0 billion. Therefore, the maximum recovery under the treaty would be $1.5 billion. Qualifying losses for each occurrence are after a $100 million deductible. The treaty covers all of the Company's exposures in the United States and Canada and their territories and possessions, the Caribbean Islands, Mexico and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

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

        The reinsurance agreement with Long Point Re III provides coverage of up to $300 million to the Company for losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. Until and including May 15, 2018, the Company is entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $2.346 billion. The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.846 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

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

        At the time the agreement was entered into with Long Point Re III, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

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

        Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty provides up to $800 million part of $850 million of all perils (coverage for terrorism events in limited circumstances and excludes entirely losses from nuclear, biological and radiological attacks), subject to a $2.25 billion retention, from Virginia to Maine for the period July 1, 2017 through and including June 30, 2018. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

        Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty provides for up to $150 million part of $165 million of coverage, subject to an $80 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2017 through and including June 30, 2018.

        Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Personal Insurance for the period January 1, 2018 through and including December 31, 2018.

        Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.    This treaty, effective for the period July 1, 2017 through and including June 30, 2018, covers the accumulation of net property losses arising out of one occurrence on business written by the Company's Canadian businesses. The treaty covers all property written by the Company's Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds. The treaty provides coverage for 50% of losses in excess of C$100 million (US$80 million at December 31, 2017), up to C$200 million (US$160 million at December 31, 2017) and for 100% of losses in excess of

C$200 million (US$160 million at December 31, 2017), up to C$600 million (US$479 million at December 31, 2017).

        Other International Reinsurance Treaties.    For other business underwritten in Canada, as well as for business written in the United Kingdom, the Republic of Ireland, Brazil and in the Company's operations at Lloyd's, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company's estimated deductible under the program in 2018, see note 5 of notes to the consolidated financial statements and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

        Claims and claim adjustment expense reserves represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.

        The Company continually refines its reserve estimates as part of a regular ongoing process that includes reviews of key assumptions, underlying variables and historical loss experience. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are reviewed regularly by qualified actuaries employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables (discussed by product line in the "Critical Accounting Estimates" section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations") are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and the legislative landscape, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims-made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, the determination of the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

        The Company derives estimates for unreported claims and development with respect to reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each business unit, product line and type of exposure. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns and the relationship of loss adjustment expenses to losses for each product line and type of exposure. For a description of the Company's reserving methods for asbestos and environmental claims, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation."

        Certain of the Company's claims and claim adjustment expense reserves are discounted to present value. See note 7 of notes to the consolidated financial statements for further discussion.

Reserves on Statutory Accounting Basis

        At December 31, 2017, 2016 and 2015, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $56 million higher, $44 million higher and $41 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

        The differences between GAAP and statutory reserves are primarily due to the differences in GAAP and statutory accounting for two items: (1) fees associated with billing of required reimbursements under large deductible business and (2) the accounting for retroactive reinsurance. For large deductible business, the Company pays the deductible portion of a casualty insurance claim and then seeks reimbursement from the insured, plus a fee. This fee is reported as fee income for GAAP reporting, but as an offset to claim expenses paid for statutory reporting. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

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

        Additionally, a downgrade in one or more of the Company's debt ratings could adversely impact the Company's ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs. For example, downgrades in the Company's debt ratings could result in higher interest expense under the Company's revolving credit agreement (under which the cost of borrowing could range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's debt ratings), the Company's commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities. See note 8 of notes to the consolidated financial statements for a discussion of the Company's revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company's liquidity requirements. The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company's rated entities as of February 15, 2018, including the position of each rating in the applicable agency's rating scale.

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

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 15, 2018. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a+ (5th of 22)	A2 (6th of 21)	A (6th of 22)	A (6th of 22)
Subordinated debt	a– (7th of 22)	A3 (7th of 21)	A– (7th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1+(1st of 6)	P-1 (1st of 4)	A-1 (2nd of 10)	F1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 16, 2017, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2016, through February 15, 2018:

  •
  On June 19, 2017, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On July 13, 2017, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On October 5, 2017, A.M. Best affirmed all ratings of the Company, except ratings for Travelers Insurance Company Limited, which were affirmed on January 12, 2018. The outlook for all ratings is stable. Concurrently with the affirmation of these ratings, A.M. Best withdrew its ratings for The Premier Insurance Company of Massachusetts at the Company's request.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company's investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. The Company's management of the duration of the fixed maturity investment portfolio, including its use of Treasury futures at times, has produced a duration that is less than the estimated duration of the Company's net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

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

        Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies.    Many states have laws and regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These laws and regulations typically require prior notice, and in some instances insurance department approval, prior to discontinuing a line of business or withdrawing from that state. In addition, all states impose limitations on cancellations or non-renewals of certain policies, including in particular, limitations on the reasons for cancellations and on the timing of non-renewals.

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

        TRV's domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation, automobile insurance, property windpools in states prone to property damage from hurricanes and Fair Access to Insurance Requirements (FAIR) plans, as well as automobile assigned risk plans the results of which are not pooled with other carriers, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

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

        Based on preliminary 2017 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. In 2016, The Travelers Indemnity Company and Travelers Casualty and Surety Company had results outside the normal range for these same ratios. Additionally, St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio in 2016 due to the amount of dividends received from its subsidiaries.

        Management does not anticipate regulatory action as a result of the 2017 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

        Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement which sets forth minimum capital standards for most property and casualty insurance companies and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2017 significantly above the level at which any RBC regulatory action would occur.

        While there is currently no group regulatory capital requirement in the United States, a comparison of an insurer's policyholders' surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group's overall capital adequacy in the U.S. The amount of policyholders' surplus held by the Company's U.S. insurance subsidiaries at December 31, 2017, determined on a combined basis, significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2017, the Company was in compliance with these laws and regulations.

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

        TRV's insurance subsidiaries based in the United Kingdom are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA's primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the U.K. financial system, and (iii) to promote effective competition in the interests of consumers. TRV's insurance operations in the Republic of Ireland are conducted through the Irish branch of Travelers Insurance Company Limited which is supervised by the Insurance Supervision Departments of the Central Bank of Ireland (as to conduct) and also by the PRA.

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

        TRV's operations in the U.K. and the Republic of Ireland are also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data security and privacy. The applicability to TRV's businesses of all of the EU requirements are likely to change in ways yet to be determined as a result of the U.K.'s exit from the EU, which is currently expected to be effective in March 2019. The Company announced in December 2017 that it applied to the Central Bank of Ireland for authorization of a new wholly owned insurance subsidiary to be incorporated in the Republic of Ireland to serve its customers and broking partners in Ireland and across Europe upon the U.K.'s exit from the EU.

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

        Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital above their respective regulatory requirements at December 31, 2017.

United States and European Union Covered Agreement

        On September 22, 2017, the U.S. Department of the Treasury (Treasury) and the Office of the U.S. Trade Representative (USTR) signed a covered agreement (the Covered Agreement) regarding prudential (solvency) insurance and reinsurance measures with the EU. The Covered Agreement includes three areas of prudential insurance supervision related to: reinsurance contracts, group supervision, and the exchange of information between U.S. and EU insurers and the respective insurance regulators. The EU is expected to finalize approval of the Covered Agreement in the first half of 2018.

        The Covered Agreement is intended to promote cooperation between the U.S. and EU insurance regulators, and limits the ability of the EU to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU. The Covered Agreement eliminates the collateral and local presence requirements for EU reinsurers operating in the U.S. insurance market, and for U.S. reinsurers operating in the EU, as a condition for credit for reinsurance in regulatory reporting and capital requirements. The prospective elimination of the collateral requirement is conditioned on the reinsurer meeting capital and solvency standards and maintaining a record of prompt payments to ceding insurers. The Covered Agreement includes a five-year transition period to full compliance.

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

        The laws of many states also contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease-and-desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

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

Regulatory Developments

        For a discussion of domestic and international regulatory developments, see "Item 1A—Risk Factors" including "Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results" and "Regulatory changes outside of the United States, including in Canada, the U.K. and the European Union, could adversely impact our results of operations and limit our growth."

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

        In addition to the day-to-day ERM activities within the Company's operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Business Risk Committees of management, the Credit Committee, Chief Legal Officer, General Counsel, the Chief Ethics and Compliance Officer, the Corporate Actuarial group, the Corporate Audit group, the Corporate Controller group, the Accounting Policy group and the Enterprise Underwriting group, among others. A senior executive team comprised of the Chief Risk Officer and the Chief Underwriting Officer oversees the ERM process. The mission of this team is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this team includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the Board of Directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program. The Risk Committee of the Board of Directors meets with senior management at least four times a year to discuss ERM activities and provides a report to the full Board of Directors after each such meeting.

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

Employees

        At December 31, 2017, the Company had approximately 30,800 employees. The Company believes that its employee relations are satisfactory. None of the Company's U.S. employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 8 of notes to the consolidated financial statements.

Taxation

        For a discussion of tax matters affecting the Company and its operations, including recently enacted federal tax reform, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 12 of notes to the consolidated financial statements.

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

        The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://www.twitter.com/Travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Notifications" section under the "For Investors" heading at http://investor.travelers.com.

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

Catastrophe

A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2017 ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes, as well as related reinsurance reinstatement premiums and assessments from various pools.
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

Core income (loss)

Consolidated net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations, the effect of a change in tax laws and tax rates at enactment date, and cumulative effect of changes in accounting principles when applicable. Financial statement users consider core income when analyzing the results and trends of insurance companies.

Debt-to-total capital ratio	The ratio of debt to total capitalization.
Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	The ratio of debt to total capitalization excluding the after-tax impact of net unrealized investment gains and losses included in shareholders' equity.
Deductible	The amount of loss that an insured retains.
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

Fidelity and surety programs

Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a third party or complete an obligation in response to the default, acts or omissions of an insured.

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

Guaranteed-cost products	An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.
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

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.
New business volume	The amount of written premiums related to new policyholders and additional products sold to existing policyholders.
Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.
Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.
Probable maximum loss (PML)	The maximum amount of loss that the Company would be expected to incur on a policy if a loss were to occur, giving effect to collateral, reinsurance and other factors.

Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person's or business's property loss, damage or loss of use.
Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.
Rates	Amounts charged per unit of insurance.
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

Segment income (loss)

Determined in the same manner as core income (loss) on a segment basis. Management uses segment income (loss) to analyze each segment's performance and as a tool in making business decisions. Financial statement users also consider segment income when analyzing the results and trends of insurance companies.

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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The geographic distribution of our business subjects us to catastrophe exposures in the United States and Canada, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes and hail storms throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in western states and Canada; and terrorism in major cities in the United States. In addition to our operations in the United States and Canada, our international operations subject us to catastrophe exposures in the United Kingdom, the Republic of Ireland and Brazil as well as to a variety of worldwide catastrophe exposures through our Lloyd's operations.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of future climate trends, and potentially changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. For example, over the last two decades, hurricane activity has impacted areas further inland than previously experienced by us, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms and related storm surge, thus expanding our potential for losses from hurricanes. Demographic changes in areas prone to wildfires have also expanded our potential for losses from wildfires. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Moreover, we could experience more than one severe catastrophic event in any given period.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to evaluate certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be even less reliable due to the highly random geographic nature and size of these events. As a result, models for earthquakes and tornado and hail storms may have even greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism and cyber events, is even more difficult and less reliable, and for some events (both natural and man-made), currently there are no reliable modeling techniques. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

        The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided, which can be both property and casualty coverages. Increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims from catastrophic events in the future. For example, the specific geographic location impacted by tornadoes is inherently random and unpredictable and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be larger to the extent that the event impacts platforms, systems or vulnerabilities shared by a large number of policyholders.

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

        There are also factors that impact the estimation of ultimate costs for catastrophes. For example, the estimation of claims and claim adjustment expense reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the limited availability of the necessary labor and supplies, the legal and regulatory uncertainties and the nature of the information available to establish the claims and claim adjustment expense reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; late reported claims; litigation; and reinsurance collectability. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating claims and claim adjustment expense reserves for that reporting period. The estimates related to catastrophes are adjusted in subsequent periods as actual claims emerge and additional information becomes available.

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

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations and the program is scheduled to expire on December 31, 2020. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 82% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.46 billion for 2018. Over the remaining three-year life of the reauthorized program, the federal government reimbursement percentage will fall from 82% to 80%. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. For example, application of the law to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further description of the Terrorism Risk Insurance Program, see note 5 of notes to the consolidated financial statements.

        Because of the risks set forth above, catastrophes such as those caused by various natural or man-made events, such as a terrorist attack or other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events or cyber events, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events involving conventional means. In addition, while we seek to manage our exposure to man-made catastrophic events involving conventional means, we may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving "unconventional" means, such as nuclear, biological, chemical or radiological events.

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

        It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate the U.S. economy, including actions to manage interest rates, tax reform and changes in international trade regulation, could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail," such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in "long tail" lines of business, consists of medical costs. Changes in healthcare legislation could significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims. In addition, the estimation of claims and claim adjustment expense reserves may be influenced by other external factors, including continued intensive advertising by plaintiff attorneys.

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

        During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected.    Worldwide financial markets and economic conditions have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. If financial markets experience significant disruption or if economic conditions deteriorate, our results of operations, financial position and/or liquidity likely would be adversely impacted. For example, financial market disruptions and economic downturns in the past have resulted in, among other things, reduced business volume, as well as heightened credit risk and reduced valuations for certain of our investments. An inflationary environment, as a result of government efforts to stabilize the economy after a disruption or otherwise, may also, as we discuss in risk factors above, adversely impact our loss costs and the valuation of our investment portfolio.

        Financial market disruption or an economic downturn could be exacerbated by actual or potential economic and geopolitical instability in many regions of the world. This can impact our business even if we do not conduct business in the region subject to the instability. For example, due to globalization, instability in one region can spread to other regions where we do business. The United Kingdom's withdrawal from the European Union could have a negative impact on economic conditions in the United Kingdom and could result in unintended consequences in other countries as well. In the United States, actions or inactions of the United States government may also impact economic conditions. For example, the recently enacted Tax Cuts and Jobs Act of 2017 as well as actions that may be taken by the U.S. administration to address the U.S. Federal budget, the national debt, international trade, the Affordable Care Act and regulation generally, among other things, may contribute, positively or negatively, to economic conditions generally and create economic and fiscal uncertainty.

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

        Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2017. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2017, the net pre-tax unrealized gain in our fixed income portfolio increased from $865 million to $1.38 billion as interest rates decreased. Any future increases in interest rates (inclusive of credit spreads) would result in a decline in that unrealized gain position or in an unrealized loss, thereby adversely impacting our book value. Interest rates in recent years have been and remain at very low levels relative to historical experience, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default. Rapid changes in commodity prices, such as a significant decline in oil prices, could also subject certain of our investments to a higher risk of default.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that we typically seek to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), our municipal bond portfolio could be subject to default or impairment. In particular:

  •
  In recent years, many state and local governments have been operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may be exacerbated by the impact of unfunded pension plan obligations and other postretirement obligations or by declining municipal tax bases and revenues in times of financial stress. The recent tax reform also could lead state and local governments to decrease taxes, which could result in a deterioration of the credit quality of these state and local governments.

  •
  Some municipal bond issuers may be unwilling to increase tax rates, particularly in light of the recent tax reform, or to reduce spending, to fund interest or principal payments on their municipal bonds, or may be unable to access the municipal bond market to fund such payments. The risk of widespread defaults may increase if some issuers voluntarily choose to default, instead of implementing difficult fiscal measures, and the actual or perceived consequences (such as reduced access to capital markets) are less severe than expected.

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

        Approximately 30% of the fixed maturity portfolio is expected to mature over the next three years (this includes the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). For a schedule of the contractual maturities of our fixed maturity portfolio by year for the next several years, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio." As a result, even if our investment strategy does not significantly change over the next few years, the overall yield on and composition of our portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of matured bonds. For example, if yields decrease when we reinvest such proceeds, our future net investment income would be adversely affected. In addition, depending on the specific bonds available for purchase at the time of re-investment, the mix of specific issuers in our fixed-income and municipal bond portfolio will change.

        Our portfolio has benefited from tax exemptions (such as those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits. Changes in these laws could adversely impact the value of our investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" below.

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

        We may, depending on circumstances in the future, including as a result of changes in economic and market conditions, or potential consequences of the recent tax reforms, make changes to the mix of investments in our investment portfolio as part of our ongoing efforts to seek appropriate risk-adjusted returns. These changes may impact the duration, volatility and risk of our investment portfolio.

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

        The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including an increasing number of start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital and potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, existing competitors that receive substantial infusions of capital, as well as competitors that can take advantage of more favorable tax domiciles than the United States, may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines (where we currently and may increasingly compete against direct writers), but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, customer behavior could evolve in the future towards buying insurance in point-of-sale distribution channels. We do not currently have a presence in that distribution channel. Consolidation within the insurance industry also could alter the competitive environment in which we operate, which may impact our business volumes and/or the rates or terms of our products.

        In Personal Insurance, the use of comparative rating technologies has impacted, and may continue to impact, our business as well as the industry as a whole. A substantial amount of the Company's Personal Insurance new business is written after an agent compares quotes using comparative rating technologies, a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology, whether by agents or directly by customers, facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. It also has resulted in an increase in the level of quote activity and a lower percentage of quotes that result in new business from customers, and these trends may continue or accelerate. If we are not able to operate with a competitive cost structure or accurately estimate and price for claims and claim adjustment expenses, our business volume and underwriting margins could be adversely affected over time. Additionally, similar technology is starting to be used to access comparative rates for small commercial business and that trend is likely to continue and may accelerate.

        Technology companies or other third parties have created, and may in the future create, digitally-enabled business models, platforms or alternate distribution channels for personal or commercial business that may adversely impact our competitive position. These technology companies or other third parties may compete with us directly by providing, or arranging to provide, insurance coverage themselves. See also "Disruptions to our relationships with our independent agents and brokers could adversely affect us" below.

        Other technological changes also present competitive risks. For example, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. In addition, our competitive position could be impacted if we are unable to deploy, in a cost effective manner, technology that collects and analyzes a wide variety of data points (so-called "big data" analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use, or are able to use such data more efficiently and/or effectively than we are able to. See also "Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital" below.

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

        Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, "InsurTech" start-up companies, the number of which has increased significantly in recent years, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively.

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

  •
  effectiveness of our claims process, including the speed of payment;

  •
  ability to avoid and mitigate fraudulent claims;

  •
  ability to provide our products and services in a cost effective manner;

  •
  ability to provide new products and services to meet changing customer needs;

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

        In certain markets, brokers increasingly have been packaging portfolios of risks together and offering them to a narrower range of carriers as well as, in some cases, requesting a commitment to participate in such portfolios in advance. In these and other situations, agents and brokers have an increased influence over policy language which, if we participate on that basis, could adversely impact our ability to profitably manage underwriting risk. It could also lead to commoditization of products, which could increase the focus on price and cost management and decrease our ability to differentiate our products in the marketplace with customers based on other factors.

        We rely on internet applications for the marketing and sale of certain of our products, and we may increasingly rely on internet applications and toll-free numbers for distribution. In some instances, our agents and brokers are required to access separate business platforms to execute the sale of our personal insurance or commercial insurance products. Should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, any resulting loss of business could materially and adversely affect our future business volume and results of operations. See "If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted" below.

        Customers in the past have brought claims against us for the actions of our agents. Even with proper controls in place, actual or alleged errors or inaccuracies by our agents could result in our involvement in disputes, litigation or regulatory actions related to actions taken or not taken by our agents.

        We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.    In addition to asbestos and environmental claims, we face potential exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, silica, talc and welding rod fumes. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, make it difficult to estimate our ultimate liability for such claims.

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

  •
  claims under directors' & officers' and/or errors and omissions insurance policies relating to losses from involvement in financial market activities, such as mortgage or financial product origination, distribution, structuring or servicing and foreclosure procedures; failed financial institutions; fraud; improper sales practices; anti-trust allegations; possible accounting irregularities; and corporate governance issues;

  •
  claims related to data and network security breaches, information system failures or cyber events, particularly as the "internet of things" becomes more prevalent, including cases where coverage was not intended to be provided;

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

        The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. The availability and cost of reinsurance could affect our business volume and profitability. In addition, the Covered Agreement with the European Union recently signed by the U.S. will eliminate the requirement for European reinsurers operating in the U.S. to provide collateral in connection with reinsurance agreements, which could make it more difficult for U.S. companies, including us, to obtain sufficient collateral, if any, in such reinsurance arrangements.

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

        To a large degree, the credit risk we face is a function of the economy; accordingly, we face an increased credit risk in an economic downturn. While we attempt to manage the risks discussed above through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. Further, the amount of collateral protection we have been able to obtain on the business we write in certain markets has decreased, and may continue to decrease, as a result of competition. We are also exposed to credit risk related to certain guarantee or indemnification arrangements that we have with third parties. See note 16 of notes to the consolidated financial statements. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.

        Within the United States, our businesses are heavily regulated by the states in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation may reduce our profitability and limit our growth.    These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all 50 states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us. In addition, many states restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies.

        These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business including, recently, cyber-security.

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

        As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company's Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer's lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM at all insurers within a holding company system, and to provide a group-wide perspective on risk and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, our states of domicile or other regulatory bodies may require changes in our ERM process (e.g., prescribe the use of specific models or the application of certain assumptions in the Company's models) that have the effect of limiting our ability to write certain risks, limit our risk appetite to write additional business or reduce our capital management flexibility. See "Enterprise Risk Management" for further discussion of the Company's ERM.

        The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the IAIS to develop a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted, ComFrame would require the designation of a group-wide supervisor (regulator) for each IAIG and would impose a group capital requirement that would be applied to an IAIG in addition to the current legal entity capital requirements imposed by state insurance laws and regulations. In response to ComFrame, the NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. Additionally, the NAIC is developing a group capital analytical tool that would be applied to U.S.-based insurance groups in addition to the risk-based capital (RBC) requirement that is applied on a legal entity basis. These regulatory developments could increase the amount of capital that the Company is required to have and could result in the Company being subject to increased regulatory requirements.

        States may choose to adopt more restrictive insurance laws and regulations that could, among other things, restrict the ability of insurance subsidiaries to distribute funds to their parent companies or they could reject rate increases due to the economic environment. The state insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes or other taxes, could be enacted or changed by states to raise revenues.

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. This is the first major revision of the U.S. tax code since 1986 and its ultimate impact is uncertain. For example, some elected state officials and regulators have criticized the new law and may attempt to take legal, legislative, or regulatory actions designed to change the TCJA's impact on their jurisdictions.

        State laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings are important to an insurer's competitive position. Rating agencies periodically review insurers' ratings and change their ratings criteria; therefore, our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes because demand for certain of our products may be reduced, particularly because many customers may require that we maintain minimum ratings to enter into, maintain or renew business with us. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe weather-related or other catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. See also "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected." For further discussion about our ratings, see "Item 1—Business—Ratings."

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends and/or make future share repurchases.    Our holding company relies on dividends from our U.S. insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt, to pay dividends to shareholders, to make contributions to our qualified domestic pension plan, to pay other corporate expenses and to make share repurchases. The ability of our insurance subsidiaries to pay dividends to our holding company in the future will depend on their statutory capital and surplus, earnings and regulatory restrictions.

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

        Our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may create enhanced risks.    From time to time, to protect and grow market share and/or improve our efficiency, we invest in strategic initiatives to:

  •
  Develop products that insure risks we have not previously insured, contain new coverages or change coverage terms;

  •
  Change commission terms;

  •
  Change our underwriting processes;

  •
  Improve business processes and workflow to increase efficiencies and productivity and to enhance the experience of our customers and distributors;

  •
  Expand distribution channels; and

  •
  Enter geographic markets within or outside of the United States where we have had relatively little or no market share.

        We may not be successful in these efforts, and even if we are successful, they may create the following risks, among others:

  •
  Demand for new products or expansion into new markets may not meet our expectations;

  •
  New products and expansion into new markets may change our risk exposures, and the data and models we use to manage such exposures may not be as effective as those we use in existing markets or with existing products;

  •
  Models underlying automated underwriting and pricing decisions may not be effective;

  •
  Efforts to develop new products or markets and to change commission terms may create or increase distribution channel conflict, such as described above under "—Disruptions to our relationships with our independent agents and brokers could adversely affect us;"

  •
  In connection with the conversion of existing policyholders to a new product, some policyholders' pricing may increase while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins; and

  •
  Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk.

        These efforts may require us to make substantial expenditures, which may negatively impact results in the near term, and if not successful, could materially and adversely affect our results of operations.

        We may be adversely affected if our pricing and capital models provide materially different indications than actual results.    The profitability of our property and casualty business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize proprietary and third party models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We incorporate the Company's historical loss experience, external industry and other data, and economic indices into our modeling processes, and we use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these modeling processes, analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These modeling processes incorporate numerous assumptions and forecasts about the future level and variability of the frequency and severity of losses, inflation, interest rates and capital requirements, among others, that are difficult to make and may differ materially from actual results.

        Whether we use a proprietary or third-party model, future experience may be materially different from past and current experience incorporated in a model's forecasts or simulations. This includes the likelihood of events occurring or continuing or the correlation among events. Third-party models may provide substantially different indications than what our proprietary modeling processes provide. As a result, third-party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third-party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events. In addition, as the number of third-party models increases, it becomes more difficult to validate and manage such models as they evolve over time, and the risk associated with assimilating the output from such models into our decisions increases.

        If we fail to appropriately price the risks we insure or fail to change our pricing models to appropriately reflect our experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital.    We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner, particularly as our business processes become more digital. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a computer virus or disaster such as a natural catastrophe, terrorist or other attack or industrial accident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems are not effectively implemented. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations; for example, our largest location employs about 20% of our employees. If our business continuity plans did not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

        Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. Our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. Our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations.

        We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if outsourcing relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system, which could result in monetary and reputational damages or harm to our competitive position. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers. See also "We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective." In addition to risks caused by third party providers, our ability to receive services from third-party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or public policy inside or outside of the United States.

        The increased risks identified above could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As an example, the European General Data Protection Regulation will be applicable in all European Union member states beginning May 25, 2018. This regulation adds a broad array of requirements for handling personal data and could impose a fine of up to 4% of global annual revenue for violations. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

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

        Regulatory changes outside of the United States, including in Canada, the U.K. and the European Union, could adversely impact our results of operations and limit our growth.    Insurance laws or regulations that are adopted or amended in jurisdictions outside the U.S. may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

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

        The U.S. Department of the Treasury (Treasury) and the Office of the U.S. Trade Representative (USTR) entered into a covered agreement (the Covered Agreement) in September 2017 regarding prudential (solvency) insurance and reinsurance measures with the European Union (EU). The EU is expected to approve the agreement later in 2018. The Covered Agreement includes three areas of prudential insurance supervision related to: reinsurance contracts, group supervision, and the exchange of information between U.S. and EU insurers and the respective insurance regulators. The Covered Agreement is intended to promote cooperation between the U.S. and EU insurance regulators and is intended to limit the ability of the EU to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU. It is possible that individual members of the EU could choose to apply none or only parts of the Covered Agreement, resulting in greater regulation and higher capital standards as well as inconsistent regulatory requirements among the jurisdictions that the Company does business.

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

        Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.    From time to time we may pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives and that the potential rewards of an acquisition justify the risks. The process of integrating an acquired company or business can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. For example, acquisitions may present significant risks, including:

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

        The expected benefits of acquired businesses may not be realized, any cost savings and other synergies anticipated from the acquisition may not be achieved and costs associated with the integration may be greater than anticipated. Acquired businesses may not be successfully integrated, resulting in substantial costs or delays and adversely affecting our ability to compete. Accordingly, our results of operations might be materially and adversely affected.

        We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.    Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting or damage to our reputation. See also "If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships, or cloud-based technology, our ability to conduct our business could be negatively impacted."

        In addition, ineffective controls, including with respect to any joint ventures or recently acquired businesses, could lead to litigation or regulatory action. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against various types of financial institutions have increased over time. Substantial legal liability or significant regulatory action against us could have a material adverse financial impact. See note 16 of notes to our consolidated financial statements for a discussion of certain legal proceedings in which we are involved.

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

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI) or own a bank or thrift. The Company, based upon the FSOC's rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. In addition, the Federal Reserve appears to be moving away from SIFI designations altogether. Nonetheless, it is possible that FSOC may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFI's that have become insolvent. We (as a financial company with more than $50 billion in assets) could be assessed, and although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto as a result of its current re-evaluation or otherwise, or other additional federal regulation that is adopted in the future, could impose additional burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.

        Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. The current administration is reviewing rules and regulations across the entire federal regulatory spectrum, including Treasury, the SEC, the Department of Transportation, the Department of Labor and other agencies, as well as treaty relationships with parties to the North American Free Trade Agreement. We expect executive action on regulatory changes to continue in 2018 and beyond.

        Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation), could also significantly harm the insurance industry, including us.

        Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us.    Tax laws may change in ways that adversely impact us, including increasing the statutory U.S. federal corporate income tax rate. Alternatively, federal tax legislation could be enacted to further reduce the existing statutory U.S. federal corporate income tax rate from 21%, which would, accordingly, reduce any U.S. net deferred tax asset. The amount of any net deferred tax asset is volatile and significantly impacted by changes in unrealized investment gains and losses. The effect of a reduction in a tax rate on net deferred tax assets is required to be recognized, in full, as a reduction of income from continuing operations in the period when enacted and, along with other changes in the tax rules that may increase the Company's actual tax expense, could materially and adversely affect our results of operations. In addition, a reduction in the existing statutory U.S. federal corporate income tax rate could increase the after-tax effect of future significant loss events and our after-tax borrowing costs. Additional uncertainties exist with respect to potential technical corrections and clarifications to the recently enacted Tax Cuts and Jobs Act of 2017.

        Our investment portfolio has benefited from certain tax exemptions and certain other tax laws and regulations, including, but not limited to, those governing dividends-received deductions and tax credits. Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 43% of our investment portfolio as of December 31, 2017), which could materially and adversely impact the value of those bonds.

        Other tax law changes could materially and adversely impact our results of operations. For example, budget constraints faced by many states and localities increase the likelihood that state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as approximately 224 field and claim offices totaling approximately 4.5 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in Canada, the United Kingdom, the Republic of Ireland, Brazil, India and China that house operations (primarily for Business Insurance) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska. The Company owns a building in London, England, which houses a portion of Business Insurance's operations in the United Kingdom.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record of the Company's common stock was 41,773 as of February 9, 2018. This is not the actual number of beneficial owners of the Company's common stock as some shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share each quarter.

	High	Low	Cash Dividend Declared
2017
First Quarter	$124.99	$116.54	$0.67
Second Quarter	129.44	118.88	0.72
Third Quarter	130.15	115.18	0.72
Fourth Quarter	136.36	123.32	0.72
2016
First Quarter	$117.43	$102.08	$0.61
Second Quarter	119.04	108.79	0.67
Third Quarter	119.29	113.71	0.67
Fourth Quarter	122.57	104.67	0.67

        The Company paid cash dividends per share of $2.83 in 2017 and $2.62 in 2016. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available and subject to any other restrictions that may be applicable to the Company.

 SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

(1)
The cumulative return to shareholders is a concept used to compare the performance of a company's stock over time and is the ratio of the net stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment) to the stock price at the beginning of the time period.

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2012.

(3)
Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2017 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation and XL Group Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, management manages with a long-term perspective. For the ten-year period ended December 31, 2017, the Company's cumulative return to shareholders was 224% as compared to 126% for the S&P 500 Index and 157% for the S&P 500 Property & Casualty Insurance Index.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2017	Oct. 31, 2017	—	$—	—	$4,906
Nov. 1, 2017	Nov. 30, 2017	1,151,681	132.24	1,145,683	4,754
Dec. 1, 2017	Dec. 31, 2017	1,472,328	134.84	1,472,328	4,556

Total		2,624,009	133.69	2,618,011	4,556

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

        The Company acquired 5,998 shares for a total cost of approximately $0.8 million during the three months ended December 31, 2017 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

        For additional information regarding the Company's share repurchases, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Total revenues	$28,902	$27,625	$26,815	$27,174	$26,206

Net income	$2,056	$3,014	$3,439	$3,692	$3,673

Total investments	$72,502	$70,488	$70,470	$73,261	$73,160
Total assets	103,483	100,245	100,184	103,078	103,812
Claims and claim adjustment expense reserves	49,650	47,949	48,295	49,850	50,895
Total long-term debt	5,971	5,887	5,844	5,849	6,246
Total liabilities	79,752	77,024	76,586	78,242	79,016
Total shareholders' equity	23,731	23,221	23,598	24,836	24,796
Net income per share
Basic	$7.39	$10.39	$10.99	$10.82	$9.84

Diluted	$7.33	$10.28	$10.88	$10.70	$9.74

Year-end common shares outstanding	271.4	279.6	295.9	322.2	353.5

Per common share amounts
Cash dividends	$2.83	$2.62	$2.38	$2.15	$1.96

Book value	$87.46	$83.05	$79.75	$77.08	$70.15

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the Company's financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2017 Consolidated Results of Operations

  •
  Net income of $2.06 billion, or $7.39 per share basic and $7.33 per share diluted

  •
  Net earned premiums of $25.68 billion

  •
  Catastrophe losses of $1.95 billion ($1.27 billion after-tax)

  •
  Net favorable prior year reserve development of $592 million ($378 million after-tax)

  •
  Combined ratio of 97.9%

  •
  Net investment income of $2.40 billion ($1.87 billion after-tax)

  •
  Income tax expense included a net charge of $129 million to reflect the change in tax laws and tax rates enacted in the United States on December 22, 2017 as part of the Tax Cuts and Jobs Act of 2017, resulting primarily from revaluing the Company's deferred tax assets and liabilities and the tax imposed on accumulated foreign earnings

  •
  Operating cash flows of $3.76 billion

2017 Consolidated Financial Condition

  •
  Total investments of $72.50 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $103.48 billion

  •
  Total debt of $6.57 billion, resulting in a debt-to-total capital ratio of 21.7% (22.5% excluding net unrealized investment gains, net of tax, included in shareholders' equity)

  •
  Repurchased 11.4 million common shares for total cost of $1.44 billion and paid $789 million of dividends to shareholders

  •
  Shareholders' equity of $23.73 billion

  •
  Net unrealized investment gains of $1.41 billion ($954 million after-tax)

  •
  Book value per common share of $87.46

  •
  Holding company liquidity of $1.27 billion

Realignment of Reportable Business Segments

        Effective April 1, 2017, the Company's results are reported in the following three business segments—Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company's businesses were being managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. While the segmentation of the Company's domestic businesses was unchanged, the Company's international businesses, which were previously managed and reported in total within the Business and International Insurance segment, were disaggregated by product type among the three newly aligned reportable business segments. All prior periods presented have been reclassified to conform to this presentation. In connection with these changes, the Company revised the names and descriptions of certain businesses comprising the Company's segments and has reflected other related changes. The following discussion of segment results is based on the realigned reportable business segment structure effective April 1, 2017.

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2017	2016	2015
Revenues
Premiums	$25,683	$24,534	$23,874
Net investment income	2,397	2,302	2,379
Fee income	447	458	460
Net realized investment gains	216	68	3
Other revenues	159	263	99

Total revenues	28,902	27,625	26,815

Claims and expenses
Claims and claim adjustment expenses	17,467	15,070	13,723
Amortization of deferred acquisition costs	4,166	3,985	3,885
General and administrative expenses	4,170	4,154	4,094
Interest expense	369	363	373

Total claims and expenses	26,172	23,572	22,075

Income before income taxes	2,730	4,053	4,740
Income tax expense	674	1,039	1,301

Net income	$2,056	$3,014	$3,439

Net income per share
Basic	$7.39	$10.39	$10.99

Diluted	$7.33	$10.28	$10.88

Combined ratio
Loss and loss adjustment expense ratio	67.2%	60.5%	56.6%
Underwriting expense ratio	30.7	31.5	31.7

Combined ratio	97.9%	92.0%	88.3%

        The following discussions of the Company's net income and segment income are presented on an after-tax basis. Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $7.33 in 2017 decreased by 29% from diluted net income per share of $10.28 in 2016. Net income of $2.06 billion in 2017 decreased by 32% from net income of $3.01 billion in 2016. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) significantly higher catastrophe losses, (ii) lower net favorable prior year reserve development, (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (iv) lower other income in 2017 due to a favorable settlement of a reinsurance dispute in 2016, partially offset by (v) higher net realized investment gains and (vi) higher net investment income. Catastrophe losses in 2017 and 2016 were $1.95 billion and $877 million, respectively. Net favorable prior year reserve development in 2017 and 2016 was $592 million and $771 million, respectively. The lower underlying underwriting margins primarily resulted from the impacts of (i) loss cost trends that modestly exceeded earned pricing in

Business Insurance, (ii) higher non-catastrophe fire-related losses in Business Insurance and (iii) higher non-catastrophe weather-related losses in Personal Insurance, partially offset by (iv) increased business volumes. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense. Income tax expense also included a net charge of $129 million to reflect the change in tax laws and tax rates enacted in the U.S. on December 22, 2017 as part of the Tax Cuts and Jobs Act of 2017 (TCJA), resulting primarily from revaluing the Company's deferred tax assets and liabilities and the tax imposed on accumulated foreign earnings. In addition, income tax expense in 2017 was reduced by $39 million as a result of the resolution of prior year tax matters.

        Diluted net income per share of $10.28 in 2016 decreased by 6% from diluted net income per share of $10.88 in 2015. Net income of $3.01 billion in 2016 decreased by 12% from net income of $3.44 billion in 2015. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in net income primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins, (iii) lower net favorable prior year reserve development and (iv) lower net investment income, partially offset by (v) higher other revenues and (vi) higher net realized investment gains. Catastrophe losses in 2016 and 2015 were $877 million and $514 million, respectively. Net favorable prior year reserve development in 2016 and 2015 was $771 million and $941 million, respectively. The lower underlying underwriting margins primarily resulted from (i) higher loss estimates in the personal automobile product line for bodily injury liability coverages, (ii) the impact of loss cost trends that modestly exceeded earned pricing in Business Insurance and (iii) higher general and administrative expenses, partially offset by (iv) lower non-catastrophe fire-related losses and other loss activity in Business Insurance. Partially offsetting this net pre-tax decrease in income was a related decrease in income tax expense. Income tax expense in 2015 was also reduced by $32 million as a result of the resolution of prior year tax matters.

        The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd's, as well as in Brazil and Colombia, primarily through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2017, 2016 and 2015, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company's net income or segment income for the periods reported.

Revenues

Earned Premiums

        Earned premiums in 2017 were $25.68 billion, $1.15 billion or 5% higher than in 2016. In Business Insurance, earned premiums in 2017 increased by 2% over 2016. In Bond & Specialty Insurance, earned premiums in 2017 increased by 2% over 2016. In Personal Insurance, earned premiums in 2017 increased by 10% over 2016. Earned premiums in 2016 were $24.53 billion, $660 million or 3% higher than in 2015. In Business Insurance, earned premiums in 2016 increased by 1% over 2015. In Bond & Specialty Insurance, earned premiums in 2016 were comparable to 2015. In Personal Insurance, earned premiums in 2016 increased by 6% over 2015. Factors contributing to the changes in earned premiums in each segment in 2017 and 2016 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2017	2016	2015
Average investments(1)	$71,867	$70,246	$70,627
Pre-tax net investment income	2,397	2,302	2,379
After-tax net investment income	1,872	1,846	1,905
Average pre-tax yield(2)	3.3%	3.3%	3.4%
Average after-tax yield(2)	2.6%	2.6%	2.7%

(1)
Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized and net unrealized investment gains and losses.

        Net investment income in 2017 was $2.40 billion, $95 million or 4% higher than in 2016. Net investment income from fixed maturity investments in 2017 was $1.89 billion, $86 million lower than in 2016. The decrease primarily resulted from lower long-term reinvestment rates available in the market, partially offset by the impact of a slightly higher average level of fixed maturity investments. Net investment income from short-term securities in 2017 was $62 million, $33 million higher than in 2016, primarily due to higher short-term interest rates and a higher average level of short-term investments. Net investment income generated by non-fixed maturity investments in 2017 was $478 million, $148 million higher than in 2016, primarily due to higher returns from private equity limited partnerships.

        Net investment income in 2016 was $2.30 billion, $77 million or 3% lower than in 2015. Net investment income from fixed maturity investments in 2016 was $1.98 billion, $110 million lower than in 2015. The decrease in net investment income from fixed maturity investments primarily resulted from lower long-term reinvestment rates available in the market and a modestly lower amount of fixed income investments that were impacted by the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation in the second quarter of 2016. Net investment income from short-term securities in 2016 was $29 million, $17 million higher than in 2015, primarily due to higher short-term interest rates. Net investment income generated by non-fixed maturity investments in 2016 was $330 million, $13 million higher than in 2015, primarily due to higher returns from private equity limited partnerships, partially offset by lower returns from real estate partnerships.

Fee Income

        The National Accounts market in Business Insurance is the primary source of the Company's fee-based business. Fee income is described in more detail in the Business Insurance discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pre-tax realized investment gains.

(for the year ended December 31, in millions)	2017	2016	2015
Net Realized Investment Gains
Other-than-temporary impairment losses	$(14)	$(29)	$(52)
Other net realized investment gains	230	97	55

Net realized investment gains	$216	$68	$3

Other Net Realized Investment Gains

        Other net realized investment gains in 2017 included $236 million of net realized investment gains related to equity securities, $10 million of net realized investment gains from real estate sales, $4 million of net realized gains related to fixed maturity investments and $20 million of net realized investment losses related to other investments.

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

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2017 also included revenues from Simply Business, which was acquired in August 2017. Other revenues in 2017 and 2016 also included gains related to the settlement of reinsurance disputes (discussed in more detail in note 16 of notes to the consolidated financial statements). Other revenues in 2016 also included proceeds from the favorable settlement of a claims-related legal matter.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2017 were $17.47 billion, $2.40 billion or 16% higher than in 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) higher volumes of insured exposures, (iii) loss cost trends, (iv) lower net favorable prior year reserve development, (v) higher non-catastrophe fire-related losses in Business Insurance and (vi) higher non-catastrophe weather-related losses in Personal Insurance. Catastrophe losses in 2017 primarily resulted from wildfires in California, Hurricanes Harvey, Irma and Maria, and several winter, wind and hail storms throughout the United States.

        Claims and claim adjustment expenses in 2016 were $15.07 billion, $1.35 billion or 10% higher than in 2015, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends, (iii) higher catastrophe losses, (iv) lower net favorable prior year reserve development and (v) higher loss estimates in the personal automobile product line for bodily injury liability coverages, partially offset by (vi) lower non-catastrophe fire-related losses and other loss activity in Business Insurance. Catastrophe losses in 2016 primarily resulted from Hurricane Matthew, wind and hail storms in several regions of the United States, flooding in the Southeast region of the United States, wildfires in Canada and Tennessee, and winter storms in the eastern United States. Catastrophe losses in 2015 primarily resulted from wildfires in California, and several winter, wind and hail storms throughout the United States.

        Factors contributing to net favorable prior year reserve development during the years ended December 31, 2017, 2016 and 2015 are discussed in more detail in note 7 of notes to the consolidated financial statements.

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

        The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2017 ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

        The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2017, 2016 and 2015, the amount of net unfavorable (favorable) prior year reserve development recognized in 2017 and 2016 for catastrophes that occurred in 2016 and 2015, and the estimate of ultimate losses for those catastrophes at December 31, 2017, 2016 and 2015. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)	2017	2016	2015	2017	2016	2015
2015
PCS Serial Number:
68—Winter storm	$3	$(11)	$140	$132	$129	$140
2016
PCS Serial Number:
21—Severe wind and hail storms	(2)	150	n/a	148	150	n/a
25—Severe wind and hail storms	10	168	n/a	178	168	n/a
2017
PCS Serial Number:
22—Severe wind and hail storms	111	n/a	n/a	111	n/a	n/a
32—Severe wind and hail storms	210	n/a	n/a	210	n/a	n/a
43—Hurricane Harvey	254	n/a	n/a	254	n/a	n/a
44—Hurricane Irma	187	n/a	n/a	187	n/a	n/a
48—California wildfire—Tubbs fire	507	n/a	n/a	507	n/a	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2017 was $4.17 billion, $181 million or 5% higher than in 2016. Amortization of deferred acquisition costs in 2016 was $3.99 billion, $100 million or 3% higher than in 2015. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

        General and administrative expenses in 2017 were $4.17 billion, comparable with 2016. General and administrative expenses in 2016 were $4.15 billion, $60 million or 1% higher than in 2015. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2017, 2016 and 2015 was $369 million, $363 million and $373 million, respectively.

Income Tax Expense

        Income tax expense in 2017 was $674 million, $365 million or 35% lower than in 2016, primarily reflecting the impact of the $1.32 billion decrease in income before income taxes in 2017 and the $39 million reduction in income tax expense resulting from the resolution of prior year tax matters, partially offset by the net charge of $129 million as part of the TCJA described above. Income tax expense in 2016 was $1.04 billion, $262 million or 20% lower than in 2015, primarily reflecting the impact of the $687 million decrease in income before income taxes in 2016.

        The Company's effective tax rate was 25%, 26% and 27% in 2017, 2016 and 2015, respectively. The effective tax rates in all years were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision. In addition, the effective tax rate in 2017 was increased by the net charge related to TCJA described above and was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

        The combined ratio of 97.9% in 2017 was 5.9 points higher than the combined ratio of 92.0% in 2016.

        The loss and loss adjustment expense ratio of 67.2% in 2017 was 6.7 points higher than the loss and loss adjustment expense ratio of 60.5% in 2016. Catastrophe losses accounted for 7.6 points and 3.6 points of the 2017 and 2016 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2017 and 2016 provided 2.3 points and 3.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") in 2017 was 1.8 points higher than the 2016 ratio on the same basis, primarily reflecting (i) loss cost trends that modestly exceeded earned pricing in Business Insurance, (ii) higher non-catastrophe fire-related losses in Business Insurance and (iii) higher non-catastrophe weather-related losses in Personal Insurance.

        The underwriting expense ratio of 30.7% in 2017 was 0.8 points lower than the underwriting expense ratio of 31.5% in 2016.

        The combined ratio of 92.0% in 2016 was 3.7 points higher than the combined ratio of 88.3% in 2015.

        The loss and loss adjustment expense ratio of 60.5% in 2016 was 3.9 points higher than the loss and loss adjustment expense ratio of 56.6% in the same period of 2015. Catastrophe losses accounted for 3.6 points and 2.1 points of the 2016 and 2015 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2016 and 2015 provided 3.2 points and 3.9 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2016 was 1.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher loss estimates in the personal automobile product line for bodily injury liability coverages and (ii) the impact of loss cost trends that modestly exceeded earned pricing in Business Insurance, partially offset by (iii) lower non-catastrophe fire-related losses and other loss activity in Business Insurance.

        The underwriting expense ratio of 31.5% was 0.2 points lower than the underwriting expense ratio of 31.7% in 2015.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Business Insurance	$15,473	$15,232	$15,218
Bond & Specialty Insurance	2,480	2,372	2,367
Personal Insurance	9,695	8,891	8,197

Total	$27,648	$26,495	$25,782

	Net Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Business Insurance	$14,270	$13,900	$13,774
Bond & Specialty Insurance	2,359	2,271	2,273
Personal Insurance	9,590	8,787	8,074

Total	$26,219	$24,958	$24,121

        Gross and net written premiums in 2017 increased by 4% and 5%, respectively, over 2016. Gross and net written premiums in 2016 both increased by 3% over 2015. Factors contributing to the changes in gross and net written premiums in each segment in 2017 and 2016 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Revenues:
Earned premiums	$14,146	$13,855	$13,698
Net investment income	1,786	1,701	1,757
Fee income	430	442	445
Other revenues	69	168	17

Total revenues	$16,431	$16,166	$15,917

Total claims and expenses	$14,370	$13,528	$13,096

Segment income	$1,613	$1,982	$2,077

Loss and loss adjustment expense ratio	65.9%	61.7%	59.9%
Underwriting expense ratio	31.9	32.4	32.1

Combined ratio	97.8%	94.1%	92.0%

Overview

        Segment income in 2017 was $1.61 billion, $369 million or 19% lower than segment income of $1.98 billion in 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses, (ii) lower other income due to a favorable settlement of a reinsurance dispute in 2016 and (iii) lower underlying underwriting margins, partially offset by (iv) higher net investment income. Catastrophe losses in 2017 and 2016 were $858 million and $463 million, respectively. Net favorable prior year reserve development in 2017 and 2016 was $439 million and $424 million, respectively. The lower underlying underwriting margins primarily resulted from the impacts of (i) loss cost trends that modestly exceeded earned pricing and (ii) higher non-catastrophe fire-related losses. Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense. In addition, income tax expense in 2017 was reduced by $15 million as a result of the resolution of prior year tax matters.

        Segment income in 2016 was $1.98 billion, $95 million or 5% lower than segment income of $2.08 billion in 2015, primarily reflecting the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net investment income, partially offset by (iv) higher other revenues and (v) higher net favorable prior year reserve development. Catastrophe losses in 2016 and 2015 were $463 million and $245 million, respectively. Net favorable prior year reserve development in 2016 and 2015 was $424 million and $332 million, respectively. The lower underlying underwriting margins primarily resulted from (i) the impact of loss cost trends that modestly exceeded earned pricing and (ii) higher general and administrative expenses, partially offset by (iii) lower non-catastrophe fire-related losses and other loss activity. Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Revenues

Earned Premiums

        Earned premiums of $14.15 billion in 2017 were $291 million or 2% higher than in 2016. Earned premiums of $13.86 billion in 2016 were $157 million or 1% higher than in 2015. The increase in earned premiums in both 2017 and 2016 reflected increases in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income in 2017 was $1.79 billion, $85 million or 5% higher than in 2016. Net investment income in 2016 was $1.70 billion, $56 million or 3% lower than in 2015. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2017 and 2016 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2017 was $430 million, $12 million or 3% lower than in 2016, primarily reflecting lower serviced premium volume due to the depopulation of workers' compensation residual market pools. Fee income in 2016 was $442 million, $3 million or 1% lower than in 2015.

Other Revenues

        Other revenues in all years presented included installment premium charges. Other revenues in 2017 included revenues from Simply Business, which was acquired in August 2017. Other revenues in 2017 and 2016 also included gains related to the settlement of reinsurance disputes. Additionally, other revenues in 2016 included proceeds from the favorable settlement of a claims-related legal matter.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2017 were $9.52 billion, $768 million or 9% higher than in 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) loss cost trends, (iii) higher volumes of insured exposures and (iv) higher non-catastrophe fire-related losses. Claims and claim adjustment expenses in 2016 were $8.75 billion, $344 million or 4% higher than in 2015, primarily reflecting the impacts of (i) loss cost trends and (ii) higher catastrophe losses, partially offset by (iii) lower non-catastrophe fire-related losses and other loss activity.

        Factors contributing to net favorable prior year reserve development during the years ended December 31, 2017, 2016 and 2015 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2017 was $2.29 billion, $65 million or 3% higher than in 2016. Amortization of deferred acquisition costs in 2016 was $2.22 billion, $39 million or 2% higher than in 2015. The increases in both 2017 and 2016 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2017 were $2.56 billion, which were comparable with 2016. General and administrative expenses in 2016 were $2.55 billion, $49 million or 2% higher than in 2015, primarily reflecting higher employee and technology related expenses.
Income Tax Expense

        Income tax expense in 2017 was $448 million, $208 million or 32% lower than in 2016, primarily reflecting the impact of the $577 million decrease in income before income taxes in 2017 and the $15 million reduction in income tax expense resulting from the resolution of prior year tax matters. Income tax expense in 2016 was $656 million, $88 million or 12% lower than in 2015, primarily reflecting the $183 million decrease in income before income taxes in 2016.

Combined Ratio

        The combined ratio of 97.8% in 2017 was 3.7 points higher than the combined ratio of 94.1% in 2016.

        The loss and loss adjustment expense ratio of 65.9% in 2017 was 4.2 points higher than the loss and loss adjustment expense ratio of 61.7% in 2016. Catastrophe losses in 2017 and 2016 accounted for 6.0 points and 3.4 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 3.1 points of benefit to the loss and loss adjustment expense ratio in both 2017 and 2016. The underlying loss and loss adjustment expense ratio in 2017 was 1.6 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) loss cost trends that modestly exceeded earned pricing and (ii) higher non-catastrophe fire-related losses.

        The underwriting expense ratio of 31.9% in 2017 was 0.5 points lower than the underwriting expense ratio of 32.4% in 2016.

        The combined ratio of 94.1% in 2016 was 2.1 points higher than the combined ratio of 92.0% in 2015.

        The loss and loss adjustment expense ratio of 61.7% in 2016 was 1.8 points higher than the loss and loss adjustment expense ratio of 59.9% in 2015. Catastrophe losses in 2016 and 2015 accounted for 3.4 points and 1.8 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2016 and 2015 provided 3.1 points and 2.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2016 was 0.9 points higher than the 2015 ratio on the same basis.

        The underwriting expense ratio of 32.4% in 2016 was 0.3 points higher than the underwriting expense ratio of 32.1% in 2015.

Written Premiums

        Business Insurance's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Select Accounts	$2,817	$2,792	$2,773
Middle Market	8,051	7,691	7,533
National Accounts	1,556	1,683	1,725
National Property and Other	1,902	1,989	2,015

Total Domestic	14,326	14,155	14,046
International	1,147	1,077	1,172

Total Business Insurance	$15,473	$15,232	$15,218

	Net Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Select Accounts	$2,800	$2,729	$2,716
Middle Market	7,756	7,379	7,186
National Accounts	1,010	1,058	1,048
National Property and Other	1,691	1,779	1,791

Total Domestic	13,257	12,945	12,741
International	1,013	955	1,033

Total Business Insurance	$14,270	$13,900	$13,774

        Gross written premiums in 2017 increased by 2% over 2016. Gross written premiums in 2016 were comparable with 2015. Net written premiums in 2017 and 2016 increased by 3% and 1%, respectively, over the respective prior year amounts.

        Select Accounts.    Net written premiums of $2.80 billion in 2017 increased by 3% over 2016. Business retention rates remained strong in 2017. Renewal premium changes in 2017 remained positive but were lower than in 2016. New business premiums in 2017 increased over 2016. Net written premiums of $2.73 billion in 2016 were comparable with 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        Middle Market.    Net written premiums of $7.76 billion in 2017 increased by 5% over 2016. Business retention rates remained strong in 2017. Renewal premium changes in 2017 remained positive and were higher than in 2016. New business premiums in 2017 increased slightly over 2016. Net written premiums of $7.38 billion in 2016 increased by 3% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were slightly lower than in 2015. New business premiums in 2016 increased over 2015.

        National Accounts.    Net written premiums of $1.01 billion in 2017 decreased by 5% from 2016. Business retention rates remained strong in 2017. Renewal premium changes in 2017 remained slightly positive but were lower than in 2016. New business premiums in 2017 decreased from 2016. Net written premiums of $1.06 billion in 2016 increased by 1% over 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        National Property and Other.    Net written premiums of $1.69 billion in 2017 decreased by 5% from 2016. Business retention rates in 2017 declined from 2016. Renewal premium changes in 2017 remained positive and were higher than in 2016. New business premiums in 2017 decreased from 2016. Net written premiums of $1.78 billion in 2016 decreased by 1% from 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained slightly positive but were lower than in 2015. New business premiums in 2016 decreased from 2015.

        International.    Net written premiums of $1.01 billion in 2017 increased by 6% over 2016, driven by the Company's European operations, including Lloyd's, as well as premium growth in Canada. Net written premiums of $955 million in 2016 decreased by 8% from 2015, primarily driven by the impacts of changes in foreign currency exchange rates and lower premium volume in the Company's European operations, including Lloyd's.

Bond & Specialty Insurance

        Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Revenues:
Earned premiums	$2,307	$2,260	$2,267
Net investment income	228	239	254
Other revenues	24	21	22

Total revenues	$2,559	$2,520	$2,543

Total claims and expenses	$1,795	$1,499	$1,577

Segment income	$556	$712	$683

Loss and loss adjustment expense ratio	38.6%	27.4%	31.3%
Underwriting expense ratio	38.8	38.3	37.8

Combined ratio	77.4%	65.7%	69.1%

Overview

        Segment income in 2017 was $556 million, $156 million or 22% lower than segment income of $712 million in 2016, primarily reflecting the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins. Net favorable prior year reserve development in 2017 and 2016 was $140 million and $350 million, respectively. Catastrophe losses in both 2017 and 2016 were $6 million. The lower underlying underwriting margins primarily reflected a higher level of international surety losses. Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense. In addition, income tax expense in 2017 was reduced by $17 million as a result of the resolution of prior year tax matters.

        Segment income in 2016 was $712 million, $29 million or 4% higher than segment income of $683 million in 2015, primarily reflecting the pre-tax impact of (i) higher net favorable prior year reserve development, partially offset by (ii) lower net investment income. Net favorable prior year reserve development in 2016 and 2015 was $350 million and $281 million, respectively. Catastrophe losses in 2016 and 2015 were $6 million and $3 million, respectively. Partially offsetting this net pre-tax increase in segment income was a related increase in income tax expense.

Revenues

Earned Premiums

        Earned premiums in 2017 were $2.31 billion, $47 million or 2% higher than in 2016, primarily reflecting an increase in net written premiums over the preceding twelve months. Earned premiums of $2.26 billion in 2016 were comparable with 2015.

Net Investment Income

        Net investment income in 2017 was $228 million, $11 million or 5% lower than in 2016. Net investment income in 2016 was $239 million, $15 million or 6% lower than in 2015. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in Bond & Specialty Insurance reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced an increase in investment income in 2017 and 2016. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2017 and 2016 compared with the respective prior years. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2017 were $899 million, $266 million or 42% higher than in 2016, primarily reflecting (i) lower net favorable prior year reserve development and (ii) a higher level of international surety losses. Claims and claim adjustment expenses in 2016 were $633 million, $86 million or 12% lower than in 2015, primarily reflecting higher net favorable prior year reserve development.

        Factors contributing to net favorable prior year reserve development during the years ended December 31, 2017, 2016 and 2015 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2017 was $432 million, $11 million or 3% higher than in 2016, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs in 2016 was $421 million, $3 million or 1% higher than in 2015.

General and Administrative Expenses

        General and administrative expenses in 2017 were $464 million, $19 million or 4% higher than in 2016, primarily reflecting higher employee and technology related expenses. General and administrative expenses in 2016 were $445 million, $5 million or 1% higher than in 2015.

Income Tax Expense

        Income tax expense in 2017 was $208 million, $101 million or 33% lower than in 2016, primarily reflecting the impact of the $257 million decrease in income before income taxes in 2017 and the $17 million reduction in income tax expense resulting from the resolution of prior year tax matters. Income tax expense in 2016 was $309 million, $26 million or 9% higher than in 2015, primarily reflecting the impact of the $55 million increase in income before income taxes in 2016.

Combined Ratio

        The combined ratio of 77.4% in 2017 was 11.7 points higher than the combined ratio of 65.7% in 2016.

        The loss and loss adjustment expense ratio of 38.6% in 2017 was 11.2 points higher than the loss and loss adjustment expense ratio of 27.4% in 2016. Net favorable prior year reserve development in 2017 and 2016 provided 6.1 points and 15.5 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2017 and 2016 accounted for 0.3 points of the loss and loss adjustment expense ratio in each year. The underlying loss and loss adjustment expense ratio in 2017 was 1.8 points higher than the 2016 ratio on the same basis, primarily reflecting the impact of a higher level of international surety losses.

        The underwriting expense ratio of 38.8% in 2017 was 0.5 points higher than the underwriting expense ratio of 38.3% in 2016.

        The combined ratio of 65.7% in 2016 was 3.4 points lower than the combined ratio of 69.1% in 2015.

        The loss and loss adjustment expense ratio of 27.4% in 2016 was 3.9 points lower than the loss and loss adjustment expense ratio of 31.3% in 2015. Net favorable prior year reserve development in 2016 and 2015 provided 15.5 points and 12.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2016 and 2015 accounted for 0.3 points and 0.1 points, respectively, of the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2016 was 1.0 points lower than the 2015 ratio on the same basis.

        The underwriting expense ratio of 38.3% in 2016 was 0.5 points higher than the underwriting expense ratio of 37.8% in 2015.

Written Premiums

        Bond & Specialty Insurance's gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Management Liability	$1,422	$1,387	$1,355
Surety	844	796	798

Total Domestic	2,266	2,183	2,153
International	214	189	214

Total Bond & Specialty Insurance	$2,480	$2,372	$2,367

	Net Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Management Liability	$1,367	$1,342	$1,326
Surety	793	757	755

Total Domestic	2,160	2,099	2,081
International	199	172	192

Total Bond & Specialty Insurance	$2,359	$2,271	$2,273

        Gross and net written premiums in 2017 increased by 5% and 4%, respectively, over 2016. Gross and net written premiums in 2016 were comparable with 2015.

        Domestic.    Net written premiums of $2.16 billion in 2017 increased by 3% over 2016. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2017. Renewal premium changes in 2017 remained positive and were comparable with 2016. New business premiums in 2017 increased over 2016. Net written premiums in 2016 were $2.10 billion, $18 million or 1% higher than in 2015. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        International.    Net written premiums of $199 million in 2017 increased by 16% over 2016, driven by increases in the United Kingdom and Canada. Net written premiums in 2016 were $172 million, $20 million or 10% lower than in 2015, primarily driven by the impacts of changes in foreign currency exchange rates.

Personal Insurance

        Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Revenues:
Earned premiums	$9,230	$8,419	$7,909
Net investment income	383	362	368
Fee income	17	16	15
Other revenues	60	63	54

Total revenues	$9,690	$8,860	$8,346

Total claims and expenses	$9,606	$8,151	$6,998

Segment income	$128	$517	$932

Loss and loss adjustment expense ratio	76.3%	67.5%	58.1%
Underwriting expense ratio	26.8	28.3	29.3

Combined ratio	103.1%	95.8%	87.4%

Overview

        Segment income in 2017 was $128 million, $389 million or 75% lower than segment income of $517 million in 2016, primarily reflecting the pre-tax impacts of (i) significantly higher catastrophe losses, partially offset by (ii) higher net investment income, (iii) higher underlying underwriting margins and (iv) net favorable prior year reserve development as compared to net unfavorable prior year reserve development in 2016. Catastrophe losses in 2017 and 2016 were $1.09 billion and $408 million, respectively. Net favorable prior year reserve development in 2017 was $13 million, compared with net unfavorable prior year reserve development of $3 million in 2016. The higher underlying underwriting margins primarily resulted from the impacts of (i) increased business volumes and (ii) earned pricing that modestly exceeded loss cost trends, partially offset by (iii) higher non-catastrophe weather-related losses. Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense. In addition, income tax expense in 2017 was reduced by $7 million as a result of the resolution of prior year tax matters.

        Segment income in 2016 was $517 million, $415 million or 45% lower than segment income of $932 million in 2015, primarily reflecting the pre-tax impacts of (i) net unfavorable prior year reserve development as compared to net favorable prior year reserve development in 2015, (ii) lower underlying underwriting margins and (iii) higher catastrophe losses. Net unfavorable prior year reserve development in 2016 was $3 million, compared with net favorable prior year reserve development of $328 million in 2015. Catastrophe losses in 2016 and 2015 were $408 million and $266 million, respectively. The lower underlying underwriting margins primarily resulted from higher loss estimates in the Automobile product line for bodily injury liability coverages. Partially offsetting this net pre-tax decrease in segment income was a related decrease in income tax expense.

Revenues

Earned Premiums

        Earned premiums in 2017 were $9.23 billion, $811 million or 10% higher than in 2016. Earned premiums in 2016 were $8.42 billion, $510 million or 6% higher than in 2015. The increase in earned premiums in both 2017 and 2016 reflected increases in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income in 2017 was $383 million, $21 million or 6% higher than in 2016. Net investment income in 2016 was $362 million, $6 million or 2% lower than in 2015. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" for a discussion of the changes in the Company's net investment income in 2017 and 2016 as compared with the respective prior year. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Other Revenues

        Other revenues in all years presented included installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2017 were $7.05 billion, $1.36 billion or 24% higher than in 2016, primarily reflecting the impacts of (i) significantly higher catastrophe losses, (ii) higher volumes of insured exposures, (iii) loss cost trends and (iv) higher non-catastrophe weather-related losses, partially offset by (v) net favorable prior year reserve development as compared with net unfavorable prior year reserve development in 2016. Claims and claim adjustment expenses in 2016 were $5.68 billion, $1.09 billion or 24% higher than in 2015, primarily reflecting (i) higher volumes of insured exposures, (ii) net unfavorable prior year reserve development as compared to net favorable prior year reserve development in 2015, (iii) higher catastrophe losses, (iv) higher loss estimates in the Automobile product line for bodily injury liability coverages and (v) the impact of loss cost trends.

        Net prior year reserve development in 2017 and 2016 was not significant. Factors contributing to prior year reserve development during the year ended December 31, 2015 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2017 was $1.45 billion, $105 million or 8% higher than in 2016. Amortization of deferred acquisition costs in 2016 was $1.34 billion, $58 million or 5% higher than in 2015. The increases in both 2017 and 2016 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2017 were $1.11 billion, $13 million or 1% lower than in 2016. General and administrative expenses of $1.12 billion in 2016 were comparable with 2015.

Income Tax Expense (Benefit)

        The income tax benefit in 2017 was $(44) million, compared with income tax expense of $192 million in 2016, primarily reflecting the impact of the $625 million decrease in income before income taxes in 2017, and the $7 million reduction in income tax expense resulting from the resolution of prior year tax matters. Income tax expense in 2016 was $192 million, $224 million or 54% lower than in 2015, primarily reflecting the impact of the $639 million decrease in income before income taxes in 2016. The level of income tax expense (benefit) in all years reflected the impact of tax-exempt investment income on the calculation of the Company's tax provision.

Combined Ratio

        The combined ratio of 103.1% in 2017 was 7.3 points higher than the combined ratio of 95.8% in 2016.

        The loss and loss adjustment expense ratio of 76.3% in 2017 was 8.8 points higher than the loss and loss adjustment expense ratio of 67.5% in 2016. Catastrophe losses accounted for 11.7 points and 4.9 points of the loss and loss adjustment expense ratios in 2017 and 2016, respectively. Net favorable prior year reserve development in 2017 provided 0.1 points of benefit to the loss and loss adjustment expense ratio. Net unfavorable prior year reserve development in 2016 had no impact on the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2017 was 2.1 points higher than the 2016 ratio on the same basis, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses, (ii) the tenure impact of higher levels of new business in recent years in the Automobile product line and (iii) a higher level of automobile business relative to homeowners and other business, partially offset by (iv) earned pricing that modestly exceeded loss cost trends.

        The underwriting expense ratio of 26.8% in 2017 was 1.5 points lower than the underwriting expense ratio of 28.3% in 2016, primarily reflecting the impact of higher levels of earned premiums.

        The combined ratio of 95.8% in 2016 was 8.4 points higher than the combined ratio of 87.4% in 2015.

        The loss and loss adjustment expense ratio of 67.5% in 2016 was 9.4 points higher than the loss and loss adjustment expense ratio of 58.1% in 2015. Net unfavorable prior year reserve development in 2016 had no impact on the loss and loss adjustment expense ratio. Net favorable prior year reserve development provided 4.2 points of benefit to the loss and loss adjustment expense ratio in 2015. Catastrophe losses accounted for 4.9 points and 3.4 points of the loss and loss adjustment expense ratios in 2016 and 2015, respectively. The underlying loss and loss adjustment expense ratio in 2016 was 3.7 points higher than the 2015 ratio on the same basis, primarily reflecting (i) higher loss estimates in the Automobile product line for bodily injury liability coverages, (ii) the tenure impact of higher levels of new business in recent years in the Automobile product line and (iii) a higher level of automobile business relative to homeowners and other business.

        The underwriting expense ratio of 28.3% in 2016 was 1.0 points lower than the underwriting expense ratio of 29.3% in 2015, primarily reflecting the impact of higher levels of earned premiums.

Written Premiums

        Personal Insurance's gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Agency:
Automobile	$4,671	$4,123	$3,551
Homeowners and Other	4,000	3,843	3,773

Total Agency	8,671	7,966	7,324
Direct-to-Consumer	362	310	238

Total Domestic	9,033	8,276	7,562
International	662	615	635

Total Personal Insurance	$9,695	$8,891	$8,197

	Net Written Premiums
(for the year ended December 31, in millions)	2017	2016	2015
Domestic:
Agency:
Automobile	$4,646	$4,103	$3,534
Homeowners and Other	3,933	3,772	3,687

Total Agency	8,579	7,875	7,221
Direct-to-Consumer	361	309	236

Total Domestic	8,940	8,184	7,457
International	650	603	617

Total Personal Insurance	$9,590	$8,787	$8,074

Domestic Agency Written Premiums

        Personal Insurance's domestic Agency business comprises business written through agents, brokers and other intermediaries.

        Domestic Agency gross and net written premiums in 2017 were both 9% higher than in 2016.

        Domestic Agency Automobile net written premiums in 2017 were 13% higher than in 2016. Business retention rates remained strong in 2017. Renewal premium changes in 2017 remained positive and were higher than in 2016. New business premiums in 2017 decreased from 2016.

        Domestic Agency Homeowners and Other net written premiums in 2017 were 4% higher than in 2016. Business retention rates remained strong in 2017. Renewal premium changes in 2017 remained positive but were lower than in 2016. New business premiums in 2017 increased over 2016.

        Domestic Agency gross and net written premiums in 2016 were both 9% higher than in 2015.

        Domestic Agency Automobile net written premiums in 2016 were 16% higher than in 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive and were higher than in 2015. New business premiums in 2016 increased over 2015.

        Domestic Agency Homeowners and Other net written premiums in 2016 were 2% higher than in 2015. Business retention rates remained strong in 2016. Renewal premium changes in 2016 remained positive but were lower than in 2015. New business premiums in 2016 increased over 2015.

        For its domestic Agency business, Personal Insurance had approximately 6.9 million and 6.6 million active policies at December 31, 2017 and 2016, respectively.

Direct-to-Consumer and International Written Premiums

        Direct-to-Consumer net written premiums in 2017 were 17% higher than in 2016. Direct-to-Consumer net written premiums in 2016 were 31% higher than in 2015. The increases in both 2017 and 2016 were primarily driven by growth in automobile net written premiums.

        International net written premiums in 2017 were 8% higher than in 2016, primarily driven by growth in automobile net written premiums and the impact of changes in foreign currency exchange rates. International net written premiums in 2016 were 2% lower than in 2015, primarily driven by the impact of changes in foreign currency exchange rates.

        For its international and direct-to-consumer business, Personal Insurance had approximately 878,000 and 860,000 active policies at December 31, 2017 and 2016, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2017	2016	2015
Income (loss)	$(254)	$(244)	$(255)

        The Income (loss) for Interest Expense and Other in 2017 was $10 million higher than in 2016. The Income (loss) for Interest Expense and Other in 2016 was $11 million lower than in 2015. After-tax interest expense in 2017, 2016 and 2015 was $240 million, $236 million and $242 million, respectively.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements). The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied. On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied. On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, comprised of the $502 million settlement amounts, plus pre- and post-judgment interest of $77 million, which the Company paid in 2015. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs would be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to any such claims and has received favorable rulings in certain jurisdictions.

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

  •
  while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to a high level of litigation activity; and

  •
  a moderate level of asbestos-related bankruptcy activity.

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time and the number of policyholders with open asbestos claims declined slightly when compared to 2016 while gross asbestos-related payments were higher. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves and the Company's evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.

        The completion of these reviews and analyses in 2017, 2016 and 2015 resulted in $225 million, $225 million and $224 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims. This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company's overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company's overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2017	2016	2017	2016	2017	2016
Policyholders with settlement agreements	10	11	$12	$488	$32	$39
Home office and field office	1,558	1,599	218	204	1,097	1,118
Assumed reinsurance and other	—	—	41	16	152	169

Total	1,568	1,610	$271	$708	$1,281	$1,326

        The Policyholders with Settlement Agreements category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts (as discussed below). Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. In 2016, the Company paid the $518 million settlement related to asbestos-related coverage litigation under insurance policies issued to PPG, as described above.

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

        Net asbestos paid loss and loss expenses in 2017, 2016 and 2015 were $271 million, $708 million and $770 million, respectively. Net payments in 2016 included the $458 million payment related to the PPG settlement, as described above. Net payments in 2015 included the $502 million payment related to the Direct Action Settlements as described above. Approximately 4%, 69% and 69% of total net paid losses in 2017, 2016 and 2015, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2017	2016	2015
Beginning reserves:
Gross	$1,512	$1,989	$2,520
Ceded	(186)	(179)	(163)

Net	1,326	1,810	2,357

Incurred losses and loss expenses:
Gross	340	355	313
Ceded	(115)	(130)	(89)

Net	225	225	224

Paid loss and loss expenses:
Gross	315	831	843
Ceded	(44)	(123)	(73)

Net	271	708	770

Foreign exchange and other:
Gross	1	(1)	(1)
Ceded	—	—	—

Net	1	(1)	(1)

Ending reserves:
Gross	1,538	1,512	1,989
Ceded	(257)	(186)	(179)

Net	$1,281	$1,326	$1,810

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

        The resolution of environmental exposures by the Company generally occurs through settlements with policyholders as opposed to claimants. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including, but not limited to, asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any liability arising from known specified sites or claims. Where appropriate, these agreements also include indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce the Company's potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

        The duration of the Company's investigation and review of these claims and the time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving these claims, the duration may vary from months to several years.

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2017, 2016 and 2015, the Company increased its net environmental reserves by $65 million, $82 million and $72 million, respectively.

        Net environmental paid loss and loss expenses were $88 million, $61 million and $55 million in 2017, 2016 and 2015, respectively. At December 31, 2017, approximately 94% of the net environmental reserve (approximately $340 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $20 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2017	2016	2015
Beginning reserves:
Gross	$395	$375	$353
Ceded	(13)	(14)	(7)

Net	382	361	346

Incurred losses and loss expenses:
Gross	74	87	81
Ceded	(9)	(5)	(9)

Net	65	82	72

Paid loss and loss expenses:
Gross	97	67	56
Ceded	(9)	(6)	(1)

Net	88	61	55

Foreign exchange and other:
Gross	1	—	(3)
Ceded	—	—	1

Net	1	—	(2)

Ending reserves:
Gross	373	395	375
Ceded	(13)	(13)	(14)

Net	$360	$382	$361

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2017 were $72.50 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2017 was $62.69 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2017 and 2016. Below investment grade securities represented 2.7% and 2.9% of the total fixed maturity investment portfolio at December 31, 2017 and 2016, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at December 31, 2017 and 4.2 (4.5 excluding short-term securities) at December 31, 2016.

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2017 and 2016 were as follows:

	2017		2016
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality(1)	Carrying Value	Weighted Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	Aaa/Aa1	$2,035	Aaa/Aa1

Obligations of states, municipalities and political subdivisions:
Local general obligation	13,906	Aaa/Aa1	14,044	Aaa/Aa1
Revenue	11,626	Aaa/Aa1	10,978	Aaa/Aa1
State general obligation	1,484	Aaa/Aa1	1,731	Aaa/Aa1
Pre-refunded	3,899	Aaa/Aa1	5,157	Aaa/Aa1

Total obligations of states, municipalities and political subdivisions	30,915		31,910

Debt securities issued by foreign governments	1,509	Aaa/Aa1	1,662	Aaa/Aa1

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	Aa1	1,708	Aa2

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	3,132	A2	2,606	A1
Insurance	752	A1	678	A1
Finance/leasing	25	B1	35	Ba3
Brokerage and asset management	60	A2	32	A1

Total financial	3,969		3,351
Industrial	15,136	A3	14,067	A3
Public utility	2,610	A2	2,370	A2
Canadian municipal securities	1,207	Aa2	1,093	Aa1
Sovereign corporate securities(2)	605	Aaa	552	Aaa
Commercial mortgage-backed securities and project loans(3)	1,168	Aaa	938	Aaa
Asset-backed and other	1,089	Aa2	829	Aa2

Total all other corporate bonds and redeemable preferred stock	25,784		23,200

Total fixed maturities	$62,694	Aa2	$60,515	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2017 and 2016 were $471 million and $285 million of securities guaranteed by the U.S. government, respectively, and $4 million and $5 million of securities guaranteed by government sponsored enterprises, respectively.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2017, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$26,682	42.6%
Aa	16,828	26.8
A	9,786	15.6
Baa	7,731	12.3

Total investment grade	61,027	97.3
Below investment grade	1,667	2.7

Total fixed maturities	$62,694	100.0%

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2017, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,720	$4,749
Due after 1 year through 2 years	4,579	4,663
Due after 2 years through 3 years	3,610	3,684
Due after 3 years through 4 years	4,377	4,494
Due after 4 years through 5 years	4,382	4,442
Due after 5 years through 10 years	14,545	14,859
Due after 10 years	22,769	23,393

	58,982	60,284
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	2,410

Total	$61,316	$62,694

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2017 and 2016 included $30.92 billion and $31.91 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2017 and 2016 were $3.90 billion and $5.16 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company's holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

        The following table shows the geographic distribution of the $27.02 billion of municipal bonds at December 31, 2017 that were not pre-refunded.

(at December 31, 2017, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$68	$2,439	$1,160	$3,667	Aaa
Washington	115	1,100	521	1,736	Aa1
Virginia	68	759	837	1,664	Aaa/Aa1
Minnesota	129	990	338	1,457	Aaa/Aa1
North Carolina	68	709	549	1,326	Aaa/Aa1
California	1	751	488	1,240	Aaa/Aa1
Massachusetts	61	60	1,051	1,172	Aaa/Aa1
Colorado	—	663	281	944	Aa1
Maryland	52	631	188	871	Aaa/Aa1
New York	8	72	734	814	Aaa/Aa1
Georgia	85	549	168	802	Aaa/Aa1
Illinois	6	321	402	729	Aaa/Aa1
South Carolina	52	533	97	682	Aa1
Wisconsin	169	335	177	681	Aa1
All others(2)	602	3,994	4,635	9,231	Aaa/Aa1

Total	$1,484	$13,906	$11,626	$27,016	Aaa/Aa1

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

        The following table displays the funding sources for the $11.63 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2017.

(at December 31, 2017, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water and sewer	$4,372	Aaa/Aa1
Higher education	3,121	Aaa/Aa1
Transportation	799	Aa1
Power utilities	797	Aa1
Special tax	539	Aa1
Industrial	485	Aa1
Health care	213	Aa2
Housing	60	Aaa/Aa1
Lease	24	Aa2
Property tax	12	Aa2
Other revenue sources	1,204	Aaa/Aa1

Total	$11,626	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aa1" at December 31, 2017.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2017.

(at December 31, 2017, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Foreign Government:
Canada	$968	Aaa
United Kingdom	495	Aa2
All Others(2)(3)	46	A2

Total	$1,509	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2017 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2017, in millions)	Carrying Value	Weighted Average Credit Quality(1)	Carrying Value	Weighted Average Credit Quality(1)	Carrying Value	Weighted Average Credit Quality(1)	Carrying Value	Weighted Average Credit Quality(1)
Eurozone Periphery
Spain	$—	—	$88	A2	$—	—	$22	Baa2
Ireland	—	—	—	—	—	—	99	Baa2
Greece	—	—	—	—	—	—	—	—
Italy	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		88		—		121

Eurozone Non-Periphery
Germany	—	—	13	Baa2	210	Aaa/Aa1	379	A3
France			11	A1	—		425	A2
Netherlands	—	—	130	A1	76	Aaa/Aa1	415	A2
Austria	—	—	—	—	100	Aa2	—	—
Finland	2	Aa1	—	—	—	—	—	—
Belgium	—	—	—	—	—	—	165	Baa1
Luxembourg	—	—	—	—	—	—	—	—

Subtotal	2		154		386		1,384

Total	$2		$242		$386		$1,505

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $335 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $153 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $134 million to these partnerships. The Company has no non-redeemable preferred stock issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2017 and 2016 included $2.41 billion and $1.71 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations. Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders. In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders. Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders. The Company's investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company's assessment of associated risks. The Company does not purchase residual interests in CMOs. For more information regarding the Company's investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2017 and 2016, the Company's fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $111 million and $142 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The weighted average credit rating on these securities and obligations held by the Company was "B1" and "Ba3" at December 31, 2017 and 2016, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2017 and 2016, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.17 billion and $938 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities. For more information regarding the Company's investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the consolidated financial statements for further information about these invested asset classes.

Other Investments

        The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships. Also included in other investments are non-public common and preferred equities and derivatives. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. At December 31, 2017 and 2016, the carrying value of the Company's other investments was $3.53 billion and $3.45 billion, respectively.

Securities Lending

        The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2017 and 2016, the Company had $304 million and $286 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2017 and 2016 was $318 million and $346 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2017, 2016 and 2015.

Lloyd's Trust Deposits

        The Company meets its capital requirements to support its underwriting at Lloyd's using a combination of trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $37 million and $97 million held by a wholly-owned subsidiary at December 31, 2017 and 2016, respectively, and $33 million held by TRV at December 31, 2017, were pledged into Lloyd's trust accounts to provide a portion of the Lloyd's capital requirements. For more information regarding the Company's utilization of uncollateralized letters of credit, see "Liquidity and Capital Resources" herein.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included in shareholders' equity were as follows:

(at December 31, in millions)	2017	2016	2015
Fixed maturities	$1,378	$865	$1,780
Equity securities	13	228	177
Other investments	23	19	17

Unrealized investment gains before tax	1,414	1,112	1,974
Tax expense	460	382	685

Net unrealized investment gains included in accumulated other comprehensive income at year end	954	730	1,289
Tax effect of TCJA	158	—	—

Net unrealized investment gains included in shareholders' equity at end of year	$1,112	$730	$1,289

        Net unrealized investment gains included in shareholders' equity at December 31, 2017 increased from the prior year-end, primarily reflecting the impact of a decrease in market interest rates in 2017 and the tax effect of the TCJA. Net unrealized investment gains included in shareholders' equity at December 31, 2016 decreased from the prior year-end, primarily reflecting the impact of an increase in market interest rates in 2016.

        At December 31, 2017, the amount of gross unrealized losses for all fixed maturity and equity investments reported at fair value for which fair value was less than 80% of amortized cost for fixed maturity investments and cost for equity investments was not significant.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2017 and 2016, below investment grade securities comprised 2.7% and 2.9%, respectively, of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2017 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $313 million and a fair value of $305 million, resulting in a net pre-tax unrealized investment loss of $8 million. These securities in an unrealized loss position represented approximately 0.5% of the total amortized cost and 0.5% of the fair value of the fixed maturity portfolio at December 31, 2017 and accounted for 4.5% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2017.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
All other corporate bonds	4	15	13
Redeemable preferred stock	—	—	—

Total fixed maturities	4	15	13

Equity securities
Public common stock	9	9	37
Non-redeemable preferred stock	—	3	—

Total equity securities	9	12	37

Other investments	1	2	2

Total	$14	$29	$52

        Following are the pre-tax realized losses on investments sold during the year ended December 31, 2017:

(for the year ended December 31, 2017, in millions)	Loss	Fair Value
Fixed maturities	$38	$957
Equity securities	3	54

Total	$41	$1,011

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

        The Company actively monitors and evaluates changes in third-party models and, when necessary, calibrates the catastrophe risk model estimates delivered via its own proprietary modeling processes. The Company considers historical loss experience, recent events, underwriting practices, market share analyses, external scientific analysis and various other factors including non-modeled losses, to refine its proprietary view of catastrophe risk. These proprietary models are continually updated as new information and techniques emerge.

        The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax at the newly enacted federal tax rate of 21%, and as a percentage of the Company's common equity), based on the proprietary and third-party computer models utilized by the Company at December 31, 2017. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $1.6 billion, or 7% of the Company's common equity at December 31, 2017.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.2	$0.5
1.0% (1-in-100)	$1.6	$0.8
0.4% (1-in-250)	$2.2	$1.2
0.1% (1-in-1,000)	$4.6	$1.9

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	7%	3%
0.4% (1-in-250)	10%	5%
0.1% (1-in-1,000)	21%	9%

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

(2)
The percentage of common equity is calculated by dividing (a) indicated loss amounts in dollars by (b) total common equity excluding net unrealized investment gains and losses, net of taxes, included in shareholders' equity. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, the Company's management uses the percentage of common equity calculated on this basis as a metric to evaluate the potential impact of a single hurricane or single earthquake on the Company's financial position for purposes of making underwriting and reinsurance decisions.

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2017 and catastrophe reinsurance program at January 1, 2018, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company's reinsurance, see "Item 1—Reinsurance." The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares, as well as acts of terrorism and cyber events.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last two decades have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. For example, hurricane and storm surge activity have impacted areas further inland than previously experienced, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events. Demographic changes in areas prone to wildfires have also expanded the Company's potential for losses from wildfires. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events or other emerging trends in climate conditions.

        The Company discusses how potentially changing climate conditions may present other issues for its business under "Item 1A—Risk Factors" and "Outlook." For example, among other things:

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

  •
  The full range of potential liability exposures related to changing climate conditions continues to evolve. Through the Company's Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See "Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain."

REINSURANCE RECOVERABLES

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For additional discussion regarding the Company's reinsurance coverage, see "Part I—Item 1—Reinsurance."

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2017	2016
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,303	$3,181
Allowance for uncollectible reinsurance	(111)	(116)

Net reinsurance recoverables	3,192	3,065
Mandatory pools and associations	2,011	2,054
Structured settlements	3,106	3,168

Total reinsurance recoverables	$8,309	$8,287

        The $127 million increase in net reinsurance recoverables over December 31, 2016 primarily reflected the impacts of catastrophe losses and the asbestos reserve increase in 2017, partially offset by cash collections in 2017, including the settlement of certain disputes as discussed in more detail in note 16 of notes to the consolidated financial statements.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2017 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 15, 2018:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$429	A+	second highest of 16 ratings
Berkshire Hathaway	271	A++	highest of 16 ratings
Munich Re Group	256	A+	second highest of 16 ratings
Sompo Japan Nipponkoa Group	199	A+	second highest of 16 ratings
XL Capital Group	164	A	third highest of 16 ratings

        At December 31, 2017, the Company held $972 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2017 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 15, 2018:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group(1)	$855	B++	fifth highest of 16 ratings
Genworth Financial Group(2)	367	B+	sixth highest of 16 ratings
John Hancock Group	286	A+	second highest of 16 ratings
Brighthouse Financial, Inc.	280	A	third highest of 16 ratings
Symetra Financial Corporation	258	A	third highest of 16 ratings

(1)
On November 30, 2017, CF Corporation acquired Fidelity & Guaranty Life and changed its name to FGL Holdings.

(2)
On October 23, 2016, Genworth Financial (Genworth) announced that they have entered into a definitive agreement under which China Oceanwide Holdings Group Co., Ltd. (China Oceanwide) agreed to acquire all of the outstanding shares of Genworth. On March 7, 2017, Genworth stockholders adopted the merger agreement, and the acquisition is pending the receipt of required regulatory approvals. China Oceanwide is a privately held, family-owned international financial holding group headquartered in Beijing, China. On February 12, 2018, A.M. Best downgraded the financial strength rating of Genworth Life & Annuity Insurance Company to B+ (Good) from B++ (Good), and downgraded Genworth Life Insurance Company and Genworth Life Insurance Company of New York to B– (Fair) from B (Fair) and has maintained the under-review status of all ratings and revised the implications to developing from negative. The parties to the transaction agreed to extend the closing deadline for the transaction until April 1, 2018.

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

        Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2018. In Business Insurance, the Company expects that domestic renewal premium changes during 2018 will remain positive and will be higher than the levels attained in 2017. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during 2018 will remain positive and will be broadly consistent with the levels attained in 2017. With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during 2018 will be slightly higher than in 2017. In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes will be positive and broadly consistent with the levels attained in 2017. The Company expects domestic Agency Auto renewal premium changes will be higher in the first half of 2018 and lower in the second half of 2018 compared with the same periods of 2017. The Company expects that domestic Agency Homeowners and Other renewal premium changes during 2018 will remain positive and will be slightly higher than the levels attained in 2017. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd's, international renewal premium changes in each segment during 2018 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in 2017.

        Property and casualty insurance market conditions are expected to remain competitive during 2018 for new business. In each of the Company's business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

        Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, the U.S. Federal budget and further potential changes in tax laws in the United States, the repeal, replacement or modification of the Affordable Care Act, the imposition of tariffs or other barriers to international trade, the United Kingdom's withdrawal from the European Union, rapid changes in commodity prices and fluctuations in interest rates and foreign currency exchange rates. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could positively or negatively impact net written premiums during 2018, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe losses and non-catastrophe weather-related losses are inherently unpredictable from period to period. The Company's results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses were to occur.

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

        It is possible that changes in economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company's loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see "Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected."

        In Business Insurance, the Company expects underlying underwriting margins in 2018 will be higher than in 2017, and the underlying combined ratio will be slightly lower than in 2017, assuming lower (and more normalized) levels of non-catastrophe weather-related losses and other loss activity.

        In Bond & Specialty Insurance, the Company expects that underlying underwriting margins and the underlying combined ratio for the first nine months of 2018 will be broadly consistent with the same period of 2017, and in the last quarter of 2018, the Company expects that underlying underwriting margins will be higher and the underlying combined ratio will be lower than in the same period of 2017.

        In Personal Insurance, the Company expects underlying underwriting margins in 2018 will be higher than in 2017, and the underlying combined ratio will be slightly lower than in 2017. In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during 2018 compared with 2017, reflecting actions taken to improve profitability. In Agency Homeowners and Other, the Company expects that underlying underwriting margins and the underlying combined ratio in 2018 will be broadly consistent with 2017, assuming lower (and more normalized) levels of non-catastrophe weather-related losses and other loss activity.

        Income Taxes.    As a result of the decrease in the corporate federal income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, the Company's effective tax rate will decline in 2018. The Company expects its 2018 results of operations will benefit from the impact of that rate change. Under current GAAP reporting guidance, there is potential variability in the Company's effective tax rate due to the manner in which changes in corporate tax rates are reported on items reported in accumulated other comprehensive income (AOCI), particularly the tax related to unrealized gains and losses on fixed maturity securities. In February 2018, the FASB issued new accounting guidance to address the effects of the change in tax rates in the TCJA on items reported in AOCI; however, the new guidance is only applicable to changes resulting from the enactment of the TCJA and does not apply to future changes in tax laws and rates.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at December 31, 2017. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. At December 31, 2017, the Company had $400 million notional value of open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Based on the impacts of (i) the lower federal corporate income tax rate in 2018, (ii) slightly higher levels of fixed maturities and (iii) higher short-term investment yields, partially offset by the impact of (iv) expected lower reinvestment yields on fixed maturity investments, the Company expects that during 2018, after-tax net investment income from those portfolios will be approximately $25 million to $30 million higher on a quarterly basis as compared to the corresponding quarters of 2017. The impact of future market conditions on net investment income from the non-fixed maturity investment portfolio during 2018 is hard to predict. If general economic conditions and/or investment market conditions change during 2018, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments).

        The Company had a net pre-tax unrealized investment gain of $1.38 billion ($1.09 billion after-tax) in its fixed maturity investment portfolio at December 31, 2017. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in "Part I—Item 1A—Risk Factors."

        In 2017, the Company had net pre-tax realized investment gains of $216 million, which were primarily driven by gains on sales of equity securities. Pursuant to updated FASB guidance and beginning January 1, 2018, the Company's equity securities, except those accounted for under the equity method of accounting, that have readily determinable fair value will be measured at fair value with changes in fair value recognized as part of net realized investment gains in net income. At December 31, 2017, the carrying value of the Company's equity securities was $453 million, which included $13 million of net pre-tax unrealized investment gains. The Company currently expects that net pre-tax realized investment gains related to equity securities in 2018, if any, will be lower than in 2017.

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

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company's common share repurchases in 2017, see "Liquidity and Capital Resources."

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

        Operating Company Liquidity.    The liquidity requirements of the Company's insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries' liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the insurance subsidiaries' future liquidity needs will be adequately met from all of the sources described above. Subject to restrictions imposed by states in which the Company's insurance subsidiaries are domiciled, the Company's principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company's insurance subsidiaries, see "Part I—Item 1—Regulation."

        Holding Company Liquidity.    TRV's liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At December 31, 2017, TRV held total cash and short-term invested assets in the United States aggregating $1.27 billion and having a weighted average maturity of 71 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.1 billion). TRV's holding company liquidity of $1.27 billion at December 31, 2017 exceeded this target and it is the opinion of the Company's management that these assets are sufficient to meet TRV's current liquidity requirements.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2017.

        TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018. This line of credit also supports TRV's $800 million commercial paper program. At December 31, 2017, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $347 million to provide a portion of the capital needed to support its obligations at Lloyd's at December 31, 2017. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

        On August 4, 2017, the Company completed its previously announced acquisition of all issued and outstanding shares of Simply Business Holdings Ltd (Simply Business), a leading provider of small business insurance policies in the United Kingdom, for a purchase price of approximately $464 million, which included the repayment of debt and other obligations of Simply Business. In addition, the Company issued 95,953 shares of restricted common stock valued at approximately $12 million to certain employees of Simply Business who were equity holders of Simply Business. The Company used a portion of the net proceeds from the issuance of senior notes in May 2017 (described in more detail in note 8 of notes to the consolidated financial statements) and internal resources to fund this transaction.

Operating Activities

        Net cash flows provided by operating activities were $3.76 billion, $4.20 billion and $3.43 billion in 2017, 2016 and 2015, respectively. The decrease in cash flows in 2017 reflected higher levels of payments for claims and claim adjustment expenses, the inclusion in 2016 of proceeds from the settlement of a reinsurance dispute as discussed in more detail in note 16 of notes to the consolidated financial statements, higher commission expenses and a higher discretionary contribution to the Company's U.S. qualified non-contributory defined benefit pension plan, partially offset by higher levels of collected premiums and lower income tax payments. The higher level of payments for claims and claim adjustment expenses in 2017 included the impact of increased business volumes and a higher level of catastrophe losses, partially offset by the inclusion in 2016 of the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation as described in more detail in the "Asbestos Claims and Litigation" section. The increase in cash flows in 2016 reflected higher levels of collected premiums, proceeds from the settlement of a reinsurance dispute discussed above and lower income tax payments, partially offset by higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commission expenses. The higher level of payments for claims and claim adjustment expenses in 2016 included the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation discussed above. Cash flows in 2015 included the Company's $579 million payment related to the Direct Action Settlements and a lower level of net investment income, partially offset by a higher level of collected premiums and a lower contribution to the Company's qualified domestic pension plan. In 2017, 2016 and 2015, the Company voluntarily made contributions totaling $300 million, $200 million and $100 million, respectively, to its qualified domestic pension plan. The qualified domestic pension plan was 108% and 101% funded at December 31, 2017 and 2016, respectively.

Investing Activities

        Net cash used in investing activities was $1.82 billion and $1.46 billion in 2017 and 2016, respectively, compared with net cash provided by investing activities of $317 million in 2015. The Company's consolidated total investments at December 31, 2017 increased by $2.01 billion, or 3% over year-end 2016, primarily reflecting the impacts of net cash flows provided by operating activities and an increase in the unrealized appreciation of investments, partially offset by common share repurchases, dividends paid to shareholders and the cost of acquiring Simply Business. The Company's consolidated total investments at December 31, 2016 increased by $18 million, or less than 1% from year-end 2015, primarily reflecting net cash flows provided by operating activities, largely offset by common share repurchases, a decrease in the unrealized appreciation of investments and dividends paid to shareholders.

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

Financing Activities

        Net cash flows used in financing activities were $1.92 billion, $2.81 billion and $3.73 billion in 2017, 2016 and 2015, respectively. The totals in each year primarily reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and proceeds from employee stock option exercises. Common share repurchases in 2017, 2016 and 2015 were $1.44 billion, $2.47 billion and $3.22 billion, respectively.

Debt Transactions.

        2017.    On May 22, 2017, the Company issued $700 million aggregate principal amount of 4.00% senior notes that will mature on May 30, 2047. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $689 million. Interest on the senior notes is payable semi-annually in arrears on May 30 and November 30. Prior to November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to November 30, 2046 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points. On or after November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

        On June 2, 2017, the Company redeemed the remaining $107 million aggregate principal amount of its 6.25% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at a price per debenture of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On December 15, 2017, the Company's $450 million, 5.75% senior notes matured and were fully paid.

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

        Dividends.    Dividends paid to shareholders were $785 million, $757 million and $739 million in 2017, 2016 and 2015, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 23, 2018, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.72 per share, payable March 30, 2018, to shareholders of record on March 9, 2018.

        Share Repurchases.    The Company's Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2017 and remaining repurchase capacity at December 31, 2017.

(in millions, except per share amounts) Quarterly Period Ending	Number of shares repurchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2017	1.9	$225	$120.86	$709
June 30, 2017	3.8	475	123.04	5,234
September 30, 2017	2.6	328	128.11	4,906
December 31, 2017	2.6	350	133.70	4,556

Total	10.9	$1,378	126.42	4,556

        From the inception of the first authorization on May 2, 2006 through December 31, 2017, the Company has repurchased a cumulative total of 487.7 million shares for a total cost of $31.44 billion, or an average of $64.48 per share.

        In 2017, 2016 and 2015, the Company acquired 0.5 million, 0.6 million and 0.7 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2017 and 2016.

(at December 31, in millions)	2017	2016
Debt:
Short-term	$600	$550
Long-term	6,004	5,911
Net unamortized fair value adjustments and debt issuance costs	(33)	(24)

Total debt	6,571	6,437

Shareholders' equity:
Common stock and retained earnings, less treasury stock	24,074	23,976
Accumulated other comprehensive loss	(343)	(755)

Total shareholders' equity	23,731	23,221

Total capitalization	$30,302	$29,658

        Total capitalization at December 31, 2017 was $30.30 billion, $644 million higher than at December 31, 2016, primarily reflecting the impacts of net income of $2.06 billion, an increase in accumulated other comprehensive income of $412 million due to changes in unrealized appreciation on investments and unrealized foreign currency translation, proceeds from the exercise of employee share options of $173 million and an increase in debt outstanding of $134 million, partially offset by common share repurchases totaling $1.38 billion under the Company's share repurchase authorization and shareholder dividends of $789 million.

        The following table provides a reconciliation of total capitalization to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity:

(at December 31, dollars in millions)	2017	2016
Total capitalization	$30,302	$29,658
Less: net unrealized gain on investments, net of taxes, included in shareholders' equity	1,112	730

Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$29,190	$28,928

Debt-to-total capital ratio	21.7%	21.7%

Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	22.5%	22.3%

        The debt-to-total capital ratio excluding net unrealized gain on investments, net of taxes, included in shareholders' equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders' equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders' equity of 22.5% at December 31, 2017 was within the Company's target range of 15% to 25%.

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

        Share Repurchase Authorization.    At December 31, 2017, the Company had $4.56 billion of capacity remaining under its share repurchase authorization approved by the Board of Directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2017, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2017 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim-related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projection techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation or deflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim-related payments has unavoidable estimation uncertainty.

        The contractual obligations at December 31, 2017 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt
Senior notes	$6,250	$500	$1,000	$—	$4,750
Junior subordinated debentures	254	—	—	—	254

Total debt principal	6,504	500	1,000	—	5,004
Interest	5,985	335	597	544	4,509

Total long-term debt obligations(1)	12,489	835	1,597	544	9,513

Operating leases(2)	558	130	199	126	103

Purchase obligations
Information systems administration and maintenance commitments(3)	225	104	115	6	—
Other purchase commitments(4)	129	41	55	22	11

Total purchase obligations	354	145	170	28	11

Long-term unfunded investment commitments(5)	1,562	357	458	512	235

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	47,646	10,360	11,359	5,678	20,249
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	162	31	50	19	62
Reinsurance contracts accounted for as deposits(9)	2	—	2	—	—
Payout from ceded funds withheld(10)	106	7	8	10	81

Total estimated claims and claim-related payments	47,916	10,398	11,419	5,707	20,392

Liabilities related to unrecognized tax benefits(11)	230	—	230	—	—

Total	$63,109	$11,865	$14,073	$6,917	$30,254

(1)
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

  The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Reinsurance recoverables	$5,106	$838	$913	$526	$2,829

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Claims and claim adjustment expenses, net	$42,540	$9,522	$10,446	$5,152	$17,420

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2017.

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

(7)
Workers' compensation large deductible policies provide third-party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. "Claims from large deductible policies" represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as "contractholder payables" and "contractholder receivables," respectively. Most deductibles for such policies are paid directly from the policyholder's escrow, which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within "Claims and claim adjustment expenses" in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.

  The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractholder payables/receivables	$4,775	$1,269	$1,358	$704	$1,444
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

(11)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $230 million. Offsetting these liabilities are deferred tax assets of $207 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's statutory capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.66 billion is available by the end of 2018 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2018 and/or increase the amount of dividends from its insurance subsidiaries in 2018, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2017.

        TRV and its two non-insurance holding company subsidiaries received dividends of $2.33 billion, $3.05 billion and $3.75 billion from their U.S. insurance subsidiaries in 2017, 2016 and 2015, respectively.

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

        The Qualified Plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2018 and does not anticipate having a minimum funding requirement in 2019. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2017, 2016 and 2015, there was no minimum funding requirement for the Qualified Plan. In 2017, 2016 and 2015, the Company voluntarily made contributions totaling $300 million, $200 million and $100 million, respectively, to the Qualified Plan. Based on its funded status at December 31, 2017, the Company does not currently anticipate making a voluntary contribution to the Qualified Plan in 2018. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements.

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

        The Qualified Plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2018, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, the same rate that was applied in 2017. The expected rate of return reflects the Company's current expectations with regard to long-term returns in the capital markets, taking into account the pension plan's asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2017 significantly above the level at which any RBC regulatory action would occur. Regulators in the jurisdictions in which the Company's foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2017.

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

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2017			December 31, 2016
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,878	$6,823	$11,701	$4,951	$6,925	$11,876
Commercial property	1,039	401	1,440	752	357	1,109
Commercial multi-peril	1,954	1,916	3,870	1,807	1,935	3,742
Commercial automobile	2,237	1,271	3,508	2,190	1,178	3,368
Workers' compensation	10,379	9,092	19,471	10,322	8,786	19,108
Fidelity and surety	274	300	574	242	323	565
Personal automobile	1,946	1,329	3,275	1,852	1,038	2,890
Homeowners and personal—other	795	710	1,505	622	468	1,090
International and other	2,728	1,561	4,289	2,740	1,441	4,181

Property-casualty	26,230	23,403	49,633	25,478	22,451	47,929
Accident and health	17	—	17	20	—	20

Claims and claim adjustment expense reserves	$26,247	$23,403	$49,650	$25,498	$22,451	$47,949

        The $1.70 billion increase in gross claims and claim adjustment expense reserves since December 31, 2016 primarily reflected the impacts of (i) catastrophe losses incurred in the second half of 2017 and (ii) higher volumes of insured exposures and loss cost trends for the current accident year, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development.

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

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $1.91 billion at December 31, 2017) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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

        A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is estimated to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated. Significant structural changes to the available data, product mix or organization can materially impact the reserve estimation process. In addition, the introduction of new products creates a unique risk as historical company data would typically not be available.

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

  •
  Utilizing individual claim adjuster estimates of the large claims, combined with continual monitoring of the aggregate accuracy of such claim adjuster estimates. (This monitoring may lead to supplemental adjustments to the aggregate of such claim estimates).

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

        The methods described above are generally utilized to evaluate management's estimate for prior accident periods. For the initial estimate of the current accident year, however, the available claim data is typically insufficient to produce a reliable indication. As a result, the initial estimate for an accident year is generally based on an exposure-based method using either the loss ratio projection method or the expected loss method. The loss ratio projection method, which is typically used for guaranteed-cost business, develops an initial estimate for an accident year by multiplying earned premiums for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the stability and consistency of the individual accident year estimates. The expected loss method, which is typically used for loss sensitive business, develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by analyzing exposures by account.

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

        The Audit Committee of the Board of Directors reviews the process by which the Company establishes reserves for the purpose of the Company's financial statements.

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

        While the majority of general liability coverages are written on an "occurrence" basis, certain general liability coverages (such as those covering management and professional liability, including cyber coverages) are typically insured on a "claims-made" basis.

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

  •
  Changes in tort law

  •
  Shifts in lawsuit mix between federal and state courts

  •
  Changes in claim adjuster processes or reporting which may cause distortions in the data being analyzed

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –8% to –3% (averaging –4%) for the Company, and from –5% to 0% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 20% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was –4% for 2017, –4% for 2016 and –3% for 2015. The 2017 change primarily reflected better than expected loss experience for both primary and excess coverages for accident years 2009 through 2016. The 2016 change primarily reflected better than expected loss experience for both primary and excess coverages for accident years 2015 and prior. The 2015 change primarily reflected better than expected loss experience for excess coverages for accident years 2005 through 2013.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –25% to –5% (averaging –15%) for the Company, and from –14% to –5% (averaging –8%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line was –9% for 2017, –9% for 2016 and –21% for 2015. The 2017 change primarily reflected better than expected loss experience related to non-catastrophe losses for accident years 2015 and 2016. The 2016 change primarily reflected better than expected loss experience related to non-catastrophe losses for accident years 2014 and 2015. The 2015 change primarily reflected better than expected loss experience related to catastrophe losses for accident years 2011, 2012 and 2014, and non-catastrophe losses for accident years 2013 and 2014.

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

        The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or other large single loss events. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to small- to mid-sized accounts, while the customer profile for general liability and commercial property includes larger customers.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –9% to 5% (averaging 0%) for the Company, and from –6% to 1% (averaging –2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 8% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was –5% for 2017, 1% for 2016 and –1% for 2015. The 2017 change primarily reflected better than expected loss experience for liability coverages for accident years 2016 and prior. The 2016 change primarily reflected worse than expected loss experience for property coverages related to non-catastrophe losses for accident year 2015. The 2015 change primarily reflected better than expected loss experience for property coverages related to non-catastrophe losses for accident years 2012 and 2014.

Commercial Automobile

        The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. In general, claim reporting lags are generally short, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity. Overall, the claim liabilities for this line create a moderate estimation risk.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –6% to 7% (averaging 1%) for the Company, and from –3% to 7% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 4% for 2017, –1% for 2016 and 0% for 2015. The 2017 change primarily reflected worse than expected loss experience for liability coverages for accident years 2013 through 2016. The 2016 change primarily reflected better than expected loss experience for accident years 2011 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –3% to 0% (averaging –1%) for the Company, and from –2% to 1% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 39% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –3% for 2017, –2% for 2016 and –1% for 2015. The 2017 change primarily reflected better than expected loss experience for accident years 2016 and prior. The 2016 change primarily reflected better than expected loss experience for accident years 2006 and prior as well as accident years 2009, 2013 and 2015. The 2015 change primarily reflected better than expected loss experience for accident years 2006 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –36% to –6% (averaging –18%) for the Company, and from –17% to –2% (averaging –10%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 1% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was –10% for 2017, –36% for 2016 and –30% for 2015. The 2017 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2014 and 2015. The 2016 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2009 through 2015. The 2015 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2008 through 2014, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007.

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

Bodily injury, property damage liability and no-fault risk factors

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
  Effectiveness of no-fault laws

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –4% to 3% (averaging 1%) for the Company, and from –3% to 2% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 0% for 2017, 3% for 2016 and –4% for 2015. The 2016 change primarily reflected worse than expected loss experience for liability coverages for accident year 2015. The change for 2015 primarily reflected better than expected loss experience for liability coverages for accident years 2012 through 2014.

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

  •
  Salvage opportunities

  •
  Amount of time to return property to residential use

  •
  Changes in weather patterns

  •
  Local building codes

  •
  Construction and building material costs

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from –17% to 3% (averaging –8%) for the Company, and from –7% to –1% (averaging –4%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        This line combines both liability and property coverages; however, the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes, including California wildfires in 2017, may take even longer to resolve.

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was 1% for 2017, 3% for 2016 and –16% for 2015. The 2017 change primarily reflected modestly worse than expected loss experience for liability coverages for accident years 2014 and 2015. The 2016 change primarily reflected modestly worse than expected loss experience for liability coverages for accident years 2012 through 2014. The 2015 change primarily reflected better than expected loss experience for liability coverages for accident years 2011 through 2014, and for non-catastrophe weather-related losses and non-weather-related losses for accident year 2014.

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

Reinsurance Recoverables

        Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company becomes involved in coverage disputes with its reinsurers. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company's rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and comprehensive strategies to manage reinsurance collections and disputes.

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

  •
  catastrophe losses;

  •
  the impact of investment, economic (including inflation, recent changes in tax law, rapid changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;

  •
  strategic and operational initiatives to improve profitability and competitiveness and competitive advantages;

  •
  new product offerings; and

  •
  the impact of the Company's acquisition of Simply Business.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2017. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2017 and 2016 was $72.50 billion and $70.49 billion, respectively, of which 86% was invested in fixed maturity securities at both dates. At December 31, 2017 and 2016, approximately 7.3% and 7.1%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.4% of the total invested assets at both December 31, 2017 and 2016. Invested assets denominated in the British Pound Sterling comprised approximately 2.0% and 1.9% of total invested assets at December 31, 2017 and 2016, respectively. Invested assets denominated in other currencies at December 31, 2017 and 2016 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2017 compared to the year ended December 31, 2016. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2017 and 2016.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2017 and 2016 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.08 billion and $2.19 billion based on a 100 basis point increase in interest rates at December 31, 2017 and 2016, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $528 million and $502 million at December 31, 2017 and 2016, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The Travelers Companies, Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of The Travelers Companies, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP KPMG LLP

We have served as the Company's auditor since 1994.

New York, New York
February 15, 2018

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2017	2016	2015
Revenues
Premiums	$25,683	$24,534	$23,874
Net investment income	2,397	2,302	2,379
Fee income	447	458	460
Net realized investment gains(1)	216	68	3
Other revenues	159	263	99

Total revenues	28,902	27,625	26,815

Claims and expenses
Claims and claim adjustment expenses	17,467	15,070	13,723
Amortization of deferred acquisition costs	4,166	3,985	3,885
General and administrative expenses	4,170	4,154	4,094
Interest expense	369	363	373

Total claims and expenses	26,172	23,572	22,075

Income before income taxes	2,730	4,053	4,740
Income tax expense	674	1,039	1,301

Net income	$2,056	$3,014	$3,439

Net income per share
Basic	$7.39	$10.39	$10.99

Diluted	$7.33	$10.28	$10.88

Weighted average number of common shares outstanding
Basic	276.0	288.1	310.6

Diluted	278.6	291.0	313.9

Cash dividends declared per common share	$2.83	$2.62	$2.38

(1)
Total other-than-temporary impairment (OTTI) losses were $(13) million, $(40) million and $(54) million for the years ended December 31, 2017, 2016 and 2015, respectively. Of total OTTI, credit losses of $(14) million, $(29) million and $(52) million for the years ended December 31, 2017, 2016 and 2015, respectively, were recognized in net realized investment gains. In addition, unrealized gains (losses) from other changes in total OTTI of $1 million, $(11) million and $(2) million for the years ended December 31, 2017, 2016 and 2015, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statements of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2017	2016	2015
Net income	$2,056	$3,014	$3,439

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statements of income	294	(883)	(1,020)
Having credit losses recognized in the consolidated statements of income	8	21	(14)
Net changes in benefit plan assets and obligations	29	16	66
Net changes in unrealized foreign currency translation	191	(41)	(461)

Other comprehensive income (loss) before income taxes	522	(887)	(1,429)
Income tax expense (benefit)	110	(289)	(392)

Other comprehensive income (loss), net of taxes	412	(598)	(1,037)

Comprehensive income	$2,468	$2,416	$2,402

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

At December 31,	2017	2016
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,316 and $59,650)	$62,694	$60,515
Equity securities, available for sale, at fair value (cost $440 and $504)	453	732
Real estate investments	932	928
Short-term securities	4,895	4,865
Other investments	3,528	3,448

Total investments	72,502	70,488

Cash	344	307
Investment income accrued	606	630
Premiums receivable	7,144	6,722
Reinsurance recoverables	8,309	8,287
Ceded unearned premiums	551	589
Deferred acquisition costs	2,025	1,923
Deferred taxes	70	465
Contractholder receivables	4,775	4,609
Goodwill	3,951	3,580
Other intangible assets	342	268
Other assets	2,864	2,377

Total assets	$103,483	$100,245

Liabilities
Claims and claim adjustment expense reserves	$49,650	$47,949
Unearned premium reserves	12,915	12,329
Contractholder payables	4,775	4,609
Payables for reinsurance premiums	274	273
Debt	6,571	6,437
Other liabilities	5,567	5,427

Total liabilities	79,752	77,024

Shareholders' equity
Common stock (1,750.0 shares authorized; 271.5 and 279.6 shares issued, 271.4 and 279.6 shares outstanding)	22,886	22,614
Retained earnings	33,462	32,196
Accumulated other comprehensive loss	(343)	(755)
Treasury stock, at cost (500.9 and 489.5 shares)	(32,274)	(30,834)

Total shareholders' equity	23,731	23,221

Total liabilities and shareholders' equity	$103,483	$100,245

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2017	2016	2015
Common stock
Balance, beginning of year	$22,614	$22,172	$21,843
Employee share-based compensation	136	287	133
Compensation amortization under share-based plans and other changes	136	155	196

Balance, end of year	22,886	22,614	22,172

Retained earnings
Balance, beginning of year	32,196	29,945	27,251
Net income	2,056	3,014	3,439
Dividends	(789)	(762)	(744)
Other	(1)	(1)	(1)

Balance, end of year	33,462	32,196	29,945

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(755)	(157)	880
Other comprehensive income (loss)	412	(598)	(1,037)

Balance, end of year	(343)	(755)	(157)

Treasury stock, at cost
Balance, beginning of year	(30,834)	(28,362)	(25,138)
Treasury stock acquired—share repurchase authorization	(1,378)	(2,400)	(3,150)
Net shares acquired related to employee share-based compensation plans	(62)	(72)	(74)

Balance, end of year	(32,274)	(30,834)	(28,362)

Total shareholders' equity	$23,731	$23,221	$23,598

Common shares outstanding
Balance, beginning of year	279.6	295.9	322.2
Treasury stock acquired—share repurchase authorization	(10.9)	(21.3)	(29.6)
Net shares issued under employee share-based compensation plans	2.7	5.0	3.3

Balance, end of year	271.4	279.6	295.9

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the year ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income	$2,056	$3,014	$3,439
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(216)	(68)	(3)
Depreciation and amortization	813	826	818
Deferred federal income tax expense	337	110	117
Amortization of deferred acquisition costs	4,166	3,985	3,885
Equity in income from other investments	(397)	(232)	(218)
Premiums receivable	(394)	(286)	(185)
Reinsurance recoverables	16	610	272
Deferred acquisition costs	(4,257)	(4,061)	(3,920)
Claims and claim adjustment expense reserves	1,460	(257)	(1,075)
Unearned premium reserves	521	372	248
Other	(343)	189	56

Net cash provided by operating activities	3,762	4,202	3,434

Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,750	8,975	11,116
Proceeds from sales of investments:
Fixed maturities	1,854	1,417	1,950
Equity securities	765	92	59
Real estate investments	23	69	31
Other investments	857	839	713
Purchases of investments:
Fixed maturities	(12,250)	(11,609)	(12,090)
Equity securities	(459)	(51)	(49)
Real estate investments	(59)	(48)	(123)
Other investments	(541)	(580)	(534)
Net purchases of short-term securities	(26)	(199)	(326)
Securities transactions in the course of settlement	(47)	(21)	(113)
Acquisitions, net of cash acquired	(439)	—	(13)
Other	(244)	(344)	(304)

Net cash provided by (used in) investing activities	(1,816)	(1,460)	317

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(1,378)	(2,400)	(3,150)
Treasury stock acquired—net employee share-based compensation	(62)	(72)	(74)
Dividends paid to shareholders	(785)	(757)	(739)
Payment of debt	(657)	(400)	(400)
Issuance of debt	789	491	392
Issuance of common stock-employee share options	173	332	183
Excess tax benefits from share-based payment arrangements	—	—	55

Net cash used in financing activities	(1,920)	(2,806)	(3,733)

Effect of exchange rate changes on cash	11	(9)	(12)

Net increase (decrease) in cash	37	(73)	6
Cash at beginning of year	307	380	374

Cash at end of year	$344	$307	$380

Supplemental disclosure of cash flow information
Income taxes paid	$514	$892	$1,207
Interest paid	$367	$358	$365

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2016 and 2015 financial statements to conform to the 2017 presentation, including reclassifications related to the realignment of the Company's reportable business segments as described in the "Nature of Operations" section of this note. All material intercompany transactions and balances have been eliminated.

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

Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

        In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost (net benefit costs). Net benefit costs comprise several components that reflect different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees. The updated guidance requires that the employer service cost component be reported in the same lines as other employee compensation cost and that the other components (non-service costs) be presented separately from the service cost and outside of a subtotal of income from operations if one is presented. The updated guidance also allows only the service cost component to be eligible for capitalization in assets when applicable.

        The updated guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively with respect to the presentation of service and non-service costs, and prospectively with respect to service costs only being eligible for capitalization. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements.

        The Company adopted the updated guidance effective January 1, 2017. See note 14 which has been expanded to disclose the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the consolidated statements of income in which such amounts are reported. The updated guidance with respect to only service costs being eligible for capitalization in assets was not applicable, as the Company capitalizes only commission and premium-related taxes in deferred acquisition costs.

Compensation—Stock Compensation: Scope of Modification Accounting

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

        The Company adopted the updated guidance effective April 1, 2017. The adoption did not have an effect on the Company's results of operations, financial position or liquidity.

Other Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

        In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing claims and policy management services as well as claim and loss prevention

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

services will, to the extent such services are not related to the insurance contracts issued by the Company, be subject to this updated guidance.

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

Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

        In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Such equity investments are no longer required to be classified as available for sale or trading securities. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance is effective for the quarter ending March 31, 2018 and will result in the recognition of $22 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that will increase retained earnings as of January 1, 2018 and decrease accumulated other comprehensive income by a corresponding amount.

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

        In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

        On February 14, 2018, the FASB issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted.

        The Company expects to adopt the updated guidance effective January 1, 2018. The adoption will not affect the Company's results of operations, financial position, or liquidity.

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

Other

        Also included in other investments are non-public common equities, preferred equities and derivatives. Non-public common equities and preferred equities are reported at fair value with changes in fair value, net of income taxes, charged or credited directly to other comprehensive income. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statements of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

Net Investment Income

        Investment income from fixed maturities is recognized based on the constant effective yield method which includes an adjustment for estimated principal pre-payments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (including those with transfer restrictions) are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See the section titled: "Real Estate" in note 3 for further discussion. Investments in private equity limited partnerships, hedge funds, real estate partnerships and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund is reported in net investment income.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2017 were as follows:

(at December 31, 2017)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	4% - 30%	5% - 13%	4% - 12%
Percentage of remaining pool liquidated due to defaults	0% - 39%	24% - 73%	22% - 56%
Loss severity	30% - 65%	38% - 80%	75% - 110%

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

Securities Lending

        The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company. The Company accepts only cash as collateral for securities on loan and restricts the manner in which that cash is invested.

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

Contractholder Receivables and Payables

        Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheets in contractholder payables and contractholder receivables, respectively.

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

        As a result of the reviews performed for the years ended December 31, 2017, 2016 and 2015, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheets are reserves for long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, that are discounted to the present value of estimated future payments.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheets is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2017 and 2016, the Company had a liability of $231 million and $242 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $16 million at both dates. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 1% and 2% of total net written premiums for the years ended December 31, 2017, 2016 and 2015, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $67 million and $62 million at December 31, 2017 and 2016, respectively.

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

Other Revenues

        Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and redemption of debt, and other miscellaneous revenues, including a gain recognized as a result of the settlement of a reinsurance dispute.

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

Nature of Operations

        Effective April 1, 2017, the Company's results are reported in the following three business segments—Business Insurance, Bond & Specialty Insurance and Personal Insurance, reflecting a change in the manner in which the Company's businesses were being managed as of that date, as well as the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. While the segmentation of the Company's domestic businesses was unchanged, the Company's international businesses, which were previously managed and reported in total within the Business and International Insurance segment, were disaggregated by product type among the three newly aligned reportable business segments. All prior periods presented have been reclassified to conform to this presentation. In connection with these changes, the Company revised the names and descriptions of certain businesses comprising the Company's segments and has reflected other related changes. The reportable business segments are as follows:

Business Insurance

        Business Insurance offers a broad array of property and casualty insurance and insurance related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland, Brazil and throughout other parts of the world as a corporate member of Lloyd's. Business Insurance is organized as follows:

Domestic

  •
  Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers' compensation, commercial automobile, general liability and commercial property.

  •
  Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers' compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders' risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.

  •
  National Accounts provides large companies with casualty insurance products and services, including workers' compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial transportation industry through Northland Transportation, general liability and commercial property policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield, and tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs. National Property and Other also serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, through Agribusiness.

International

  •
  International, through its operations in Canada, the United Kingdom, the Republic of Ireland and Brazil, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. Through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

        Business Insurance also includes Simply Business, as well as Business Insurance Other, which comprises the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations.

Bond & Specialty Insurance

        Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers in the United States and certain specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages including directors' and officers' liability, employee dishonesty, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and in the United States only, property, workers' compensation, auto and general liability for financial institutions.

        Bond & Specialty Insurance surety business in Brazil and Colombia is conducted through J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli) and J. Malucelli Latam S.A. in Brazil. The Company owns 49.5% of both JMalucelli, a market leader in surety coverages in Brazil, and J. Malucelli Latam S.A., which in September 2015 acquired a majority interest in JMalucelli Travelers Seguros S.A., a Colombian start-up surety provider. These joint venture investments are accounted for using the equity method and are included in "other investments" on the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Personal Insurance

        Personal Insurance writes a broad range of property and casualty insurance covering individuals' personal risks, primarily in the United States, as well as in Canada. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, income, net written premiums and total assets by reportable business segments.

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2017
Premiums	$14,146	$2,307	$9,230	$25,683
Net investment income	1,786	228	383	2,397
Fee income	430	—	17	447
Other revenues	69	24	60	153

Total segment revenues(1)	$16,431	$2,559	$9,690	$28,680

Amortization and depreciation	$2,852	$493	$1,627	$4,972
Income tax expense (benefit)	448	208	(44)	612
Segment income(1)	1,613	556	128	2,297
2016
Premiums	$13,855	$2,260	$8,419	$24,534
Net investment income	1,701	239	362	2,302
Fee income	442	—	16	458
Other revenues	168	21	63	252

Total segment revenues(1)	$16,166	$2,520	$8,860	$27,546

Amortization and depreciation	$2,783	$491	$1,530	$4,804
Income tax expense	656	309	192	1,157
Segment income(1)	1,982	712	517	3,211
2015
Premiums	$13,698	$2,267	$7,909	$23,874
Net investment income	1,757	254	368	2,379
Fee income	445	—	15	460
Other revenues	17	22	54	93

Total segment revenues(1)	$15,917	$2,543	$8,346	$26,806

Amortization and depreciation	$2,725	$501	$1,470	$4,696
Income tax expense	744	283	416	1,443
Segment income(1)	2,077	683	932	3,692

(1)
Segment revenues for reportable business segments exclude net realized investment gains. Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains and the impact of the Tax Cuts and Jobs Act of 2017 at enactment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Business Insurance:
Domestic:
Select Accounts	$2,800	$2,729	$2,716
Middle Market	7,756	7,379	7,186
National Accounts	1,010	1,058	1,048
National Property and Other	1,691	1,779	1,791

Total Domestic	13,257	12,945	12,741
International	1,013	955	1,033

Total Business Insurance	14,270	13,900	13,774

Bond & Specialty Insurance:
Domestic:
Management Liability	1,367	1,342	1,326
Surety	793	757	755

Total Domestic	2,160	2,099	2,081
International	199	172	192

Total Bond & Specialty Insurance	2,359	2,271	2,273

Personal Insurance:
Domestic:
Agency:
Automobile	4,646	4,103	3,534
Homeowners and Other	3,933	3,772	3,687

Total Agency	8,579	7,875	7,221
Direct-to-Consumer	361	309	236

Total Domestic	8,940	8,184	7,457
International	650	603	617

Total Personal Insurance	9,590	8,787	8,074

Total consolidated net written premiums	$26,219	$24,958	$24,121

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2017	2016	2015
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers' compensation	$3,962	$3,969	$3,867
Commercial automobile	2,132	2,010	1,922
Commercial property	1,775	1,769	1,766
General liability	2,047	1,977	1,898
Commercial multi-peril	3,198	3,148	3,133
Other	29	31	39

Total Domestic	13,143	12,904	12,625
International	1,003	951	1,073

Total Business Insurance	14,146	13,855	13,698

Bond & Specialty Insurance:
Domestic:
Fidelity and surety	977	962	954
General liability	962	946	955
Other	187	180	176

Total Domestic	2,126	2,088	2,085
International	181	172	182

Total Bond & Specialty Insurance	2,307	2,260	2,267

Personal Insurance:
Domestic:
Automobile	4,655	4,013	3,512
Homeowners and Other	3,943	3,813	3,756

Total Domestic	8,598	7,826	7,268
International	632	593	641

Total Personal Insurance	9,230	8,419	7,909

Total earned premiums	25,683	24,534	23,874
Net investment income	2,397	2,302	2,379
Fee income	447	458	460
Other revenues	153	252	93

Total segment revenues	28,680	27,546	26,806
Other revenues	6	11	6
Net realized investment gains	216	68	3

Total revenues	$28,902	$27,625	$26,815

Income reconciliation, net of tax
Total segment income	$2,297	$3,211	$3,692
Interest Expense and Other(1)	(254)	(244)	(255)

Core income	2,043	2,967	3,437
Net realized investment gains	142	47	2
Impact of Tax Cuts and Jobs Act of 2017 at enactment	(129)	—	—

Net income	$2,056	$3,014	$3,439

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $240 million, $236 million and $242 million in 2017, 2016 and 2015, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2017	2016
Asset reconciliation:
Business Insurance	$78,082	$75,730
Bond & Specialty Insurance	8,776	8,726
Personal Insurance	15,949	15,426

Total assets for reportable segments	102,807	99,882
Other assets(1)	676	363

Total consolidated assets	$103,483	$100,245

(1)
The primary components of other assets at December 31, 2017 were accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan, other intangible assets and deferred taxes. The primary components of other assets at December 31, 2016 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2017	2016	2015
U.S.	$27,253	$25,904	$25,127
Non-U.S.:
Canada	1,232	1,154	1,202
Other Non-U.S.	417	567	486

Total Non-U.S.	1,649	1,721	1,688

Total revenues	$28,902	$27,625	$26,815

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2017, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,080	$4	$8	$2,076
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,488	444	26	13,906
Revenue	11,307	338	19	11,626
State general obligation	1,443	44	3	1,484
Pre-refunded	3,758	142	1	3,899

Total obligations of states, municipalities and political subdivisions	29,996	968	49	30,915
Debt securities issued by foreign governments	1,505	14	10	1,509
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	87	11	2,410
All other corporate bonds	25,311	478	100	25,689
Redeemable preferred stock	90	5	—	95

Total	$61,316	$1,556	$178	$62,694

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2016, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,031	$9	$5	$2,035
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,955	271	182	14,044
Revenue	10,910	215	147	10,978
State general obligation	1,717	36	22	1,731
Pre-refunded	4,968	190	1	5,157

Total obligations of states, municipalities and political subdivisions	31,550	712	352	31,910
Debt securities issued by foreign governments	1,631	34	3	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,614	100	6	1,708
All other corporate bonds	22,737	508	138	23,107
Redeemable preferred stock	87	6	—	93

Total	$59,650	$1,369	$504	$60,515

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2017, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,720	$4,749
Due after 1 year through 5 years	16,948	17,283
Due after 5 years through 10 years	14,545	14,859
Due after 10 years	22,769	23,393

	58,982	60,284
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	2,410

Total	$61,316	$62,694

        Pre-refunded bonds of $3.90 billion and $5.16 billion at December 31, 2017 and 2016, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.

        The Company's fixed maturity investment portfolio at December 31, 2017 and 2016 included $2.41 billion and $1.71 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs). Included in the totals at December 31, 2017 and 2016 were $804 million and $563 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.61 billion and $1.15 billion at December 31, 2017 and 2016, respectively. Approximately 55% and 51% of the Company's CMO holdings at December 31, 2017 and 2016, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The weighted average credit rating of the $717 million and $566 million of non-guaranteed CMO holdings at December 31, 2017 and 2016, respectively, was "A1" and "Baa2," respectively. The weighted average credit rating of all of the above securities was "Aa1" and "Aa2" at December 31, 2017 and 2016, respectively.

        At December 31, 2017 and 2016, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.17 billion and $938 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2017 and 2016, approximately $475 million and $290 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise. The weighted average credit rating of the $693 million and $648 million of non-guaranteed securities at December 31, 2017 and 2016, respectively, was "Aaa" at both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2017 and 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        At December 31, 2017 and 2016, the Company had $304 million and $286 million, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $1.85 billion, $1.42 billion and $1.95 billion in 2017, 2016 and 2015, respectively. Gross gains of $42 million, $79 million and $95 million and gross losses of $38 million, $20 million and $14 million were realized on those sales in 2017, 2016 and 2015, respectively.

        At December 31, 2017 and 2016, the Company's insurance subsidiaries had $4.41 billion and $4.56 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $35 million at both December 31, 2017 and 2016. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $1 million and $3 million at December 31, 2017 and 2016, respectively. In addition, the Company utilizes Lloyd's trust deposits, whereby owned securities with a fair value of approximately $37 million and $97 million held by a wholly-owned subsidiary at December 31, 2017 and 2016, respectively, and $33 million held by TRV at December 31, 2017, were pledged into Lloyd's trust accounts to provide a portion of the capital needed to support the Company's obligations at Lloyd's.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2017, in millions)	Cost	Gains	Losses
Public common stock	$332	$8	$1	$339
Non-redeemable preferred stock	108	12	6	114

Total	$440	$20	$7	$453

		Gross Unrealized
				Fair Value
(at December 31, 2016, in millions)	Cost	Gains	Losses
Public common stock	$390	$216	$3	$603
Non-redeemable preferred stock	114	20	5	129

Total	$504	$236	$8	$732

        Proceeds from sales of equity securities classified as available for sale were $765 million, $92 million and $59 million in 2017, 2016 and 2015, respectively. Gross gains of $239 million, $17 million and $16 million and gross losses of $3 million, $3 million and $10 million were realized on those sales in 2017, 2016 and 2015, respectively.

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

        Proceeds from the sale of real estate investments were $23 million, $69 million and $31 million in 2017, 2016 and 2015, respectively. Gross gains of $10 million, $7 million and $4 million were realized on those sales in 2017, 2016 and 2015, respectively, and there were no gross losses. Accumulated depreciation on real estate held for investment purposes was $364 million and $332 million at December 31, 2017 and 2016, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $90 million, $85 million, $70 million, $56 million and $44 million for 2018, 2019, 2020, 2021 and 2022, respectively, and $58 million for 2023 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 71 days to maturity at December 31, 2017. The amortized cost of these securities, which totaled $4.90 billion and $4.87 billion at December 31, 2017 and 2016, respectively, approximated their fair value.

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

        The Company is a passive investor in limited partner equity interests issued by third party VIEs. These include certain of the Company's investments in private equity limited partnerships, hedge funds and real estate partnerships where the Company is not related to the general partner. These investments are generally accounted for under the equity method and reported in the Company's consolidated balance sheet as other investments unless the Company is deemed the primary beneficiary. These equity interests generally cannot be redeemed. Distributions from these investments are received by the Company as a result of liquidation of the underlying investments of the funds and/or as income

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

distribution. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment. The Company considers an investment in a VIE in which it has a 20% or greater equity interest as a significant VIE. Neither the Company's carrying amounts nor the unfunded commitments related to these significant VIE's are material individually or in the aggregate.

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2017 and 2016, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,150	$5	$470	$3	$1,620	$8
Obligations of states, municipalities and political subdivisions	505	2	2,959	47	3,464	49
Debt securities issued by foreign governments	394	6	111	4	505	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,021	7	250	4	1,271	11
All other corporate bonds	6,062	48	1,990	52	8,052	100

Total fixed maturities	9,132	68	5,780	110	14,912	178

Equity securities
Public common stock	18	—	34	1	52	1
Non-redeemable preferred stock	3	—	56	6	59	6

Total equity securities	21	—	90	7	111	7

Total	$9,153	$68	$5,870	$117	$15,023	$185

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2016, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,124	$5	$—	$—	$1,124	$5
Obligations of states, municipalities and political subdivisions	9,781	352	12	—	9,793	352
Debt securities issued by foreign governments	360	3	—	—	360	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	528	5	43	1	571	6
All other corporate bonds	6,470	115	437	23	6,907	138

Total fixed maturities	18,263	480	492	24	18,755	504

Equity securities
Public common stock	45	2	10	1	55	3
Non-redeemable preferred stock	2	—	59	5	61	5

Total equity securities	47	2	69	6	116	8

Total	$18,310	$482	$561	$30	$18,871	$512

        At December 31, 2017, the amount of gross unrealized losses for all fixed maturity and equity investments reported at fair value for which fair value was less than 80% of amortized cost for fixed maturity investments and cost for equity investments was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statements of income were as follows:

(for the year ended December 31, in millions)	2017	2016	2015
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
All other corporate bonds	4	15	13
Redeemable preferred stock	—	—	—

Total fixed maturities	4	15	13

Equity securities
Public common stock	9	9	37
Non-redeemable preferred stock	—	3	—

Total equity securities	9	12	37

Other investments	1	2	2

Total	$14	$29	$52

        The following tables present the cumulative amount of and the changes during the year in credit losses on fixed maturities held at December 31, 2017 and 2016, that were recognized in the consolidated statements of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet.

Year ended December 31, 2017 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$31	$—	$—	$—	$(2)	$29
All other corporate bonds	54	—	1	(7)	(2)	46

Total fixed maturities	$85	$—	$1	$(7)	$(4)	$75

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Year ended December 31, 2016 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$32	$—	$—	$—	$(1)	$31
All other corporate bonds	51	13	—	(7)	(3)	54

Total fixed maturities	$83	$13	$—	$(7)	$(4)	$85

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

        At December 31, 2017 and 2016, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity.

        Included in fixed maturities are below investment grade securities totaling $1.67 billion and $1.76 billion at December 31, 2017 and 2016, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2017	2016	2015
Gross investment income
Fixed maturities	$1,895	$1,981	$2,091
Equity securities	28	37	39
Short-term securities	62	29	12
Real estate investments	44	51	48
Other investments	406	242	230

Gross investment income	2,435	2,340	2,420
Investment expenses	38	38	41

Net investment income	$2,397	$2,302	$2,379

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2017	2016	2015
Changes in net unrealized investment gains
Fixed maturities	$513	$(915)	$(893)
Equity securities	(215)	51	(143)
Other investments	4	2	2

Change in net pre-tax unrealized gains on investment securities	302	(862)	(1,034)
Related tax expense (benefit)	78	(303)	(357)

Change in net unrealized gains on investment securities	224	(559)	(677)
Balance, beginning of year	730	1,289	1,966

Balance, end of year	$954	$730	$1,289

        The total impact of net unrealized gains on investment securities was $1.11 billion after-tax at December 31, 2017, which included the $954 million reported in accumulated other comprehensive income shown above, as well as $158 million included in retained earnings that was part of the impact of enactment of the Tax Cuts and Jobs Act of 2017 recorded in earnings.

Derivative Financial Instruments

        From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio. U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker. At both December 31, 2017 and 2016, the Company had $400 million notional value of open U.S. Treasury futures contracts. Net realized investment losses related to U.S. Treasury futures contracts in 2017, 2016 and 2015 were not significant.

        The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over. Net realized investment losses related to these derivatives in 2017, 2016 and 2015 were not significant.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2017 and 2016. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The Company also holds certain fixed maturity investments which are not priced by the pricing service and, accordingly, estimates the fair value of such fixed maturities using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are observable market-based indices that relate to corporate and high-yield fixed maturity investments. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable.

        While the vast majority of the Company's fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

$127 million and $99 million at December 31, 2017 and 2016, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $77 million and $85 million at December 31, 2017 and 2016, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include mutual funds and other small holdings. The $19 million and $17 million fair value of these investments at December 31, 2017 and 2016, respectively, was disclosed in Level 1. At December 31, 2017 and 2016, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $38 million and $36 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2017 and 2016 in the amount disclosed in Level 3.

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

(at December 31, 2017, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$2,076	$—	$—
Obligations of states, municipalities and political subdivisions	30,915	—	30,910	5
Debt securities issued by foreign governments	1,509	—	1,509	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	—	2,371	39
All other corporate bonds	25,689	11	25,518	160
Redeemable preferred stock	95	3	92	—

Total fixed maturities	62,694	2,090	60,400	204

Equity securities
Public common stock	339	339	—	—
Non-redeemable preferred stock	114	45	69	—

Total equity securities	453	384	69	—

Other investments	57	19	—	38

Total	$63,204	$2,493	$60,469	$242

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,035	$2,035	$—	$—
Obligations of states, municipalities and political subdivisions	31,910	—	31,898	12
Debt securities issued by foreign governments	1,662	—	1,662	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,708	—	1,704	4
All other corporate bonds	23,107	—	22,939	168
Redeemable preferred stock	93	3	90	—

Total fixed maturities	60,515	2,038	58,293	184

Equity securities
Public common stock	603	603	—	—
Non-redeemable preferred stock	129	51	78	—

Total equity securities	732	654	78	—

Other investments	53	17	—	36

Total	$61,300	$2,709	$58,371	$220

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        During the years ended December 31, 2017 and 2016, the Company's transfers between Level 1 and Level 2 were not significant.

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2017 and 2016.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2016	$184	$36	$220
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	—	(1)	(1)
Reported in increases in other comprehensive income (loss)	1	3	4
Purchases, sales and settlements/maturities:
Purchases	312	—	312
Sales	(2)	—	(2)
Settlements/maturities	(47)	—	(47)
Gross transfers into Level 3	21	—	21
Gross transfers out of Level 3	(265)	—	(265)

Balance at December 31, 2017	$204	$38	$242

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(1)	$(1)

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2015	$218	$38	$256
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	3	5	8
Reported in increases in other comprehensive income (loss)	2	3	5
Purchases, sales and settlements/maturities:
Purchases	123	—	123
Sales	(19)	(10)	(29)
Settlements/maturities	(66)	—	(66)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3	(96)	—	(96)

Balance at December 31, 2016	$184	$36	$220

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(2)	$(2)

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

(at December 31, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,895	$4,895	$1,238	$3,622	$35
Financial liabilities:
Debt	$6,471	$7,702	$—	$7,702	$—
Commercial paper	100	100	—	100	—

(at December 31, 2016, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,865	$4,865	$1,223	$3,607	$35
Financial liabilities:
Debt	$6,337	$7,262	$—	$7,262	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service and other market observable inputs to estimate fair value for approximately 97% and 99% of short-term securities at December 31, 2017 and 2016, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at December 31, 2017 and 2016. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2017 and 2016.

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

        The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital. In addition to the coverage provided under this treaty, the Company also utilizes catastrophe bonds to protect against certain weather-related and earthquake losses in the Northeastern United States, and a Northeast catastrophe reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in Business Insurance (for certain markets) and for Personal Insurance, and several reinsurance treaties specific to its international operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statements of income:

(for the year ended December 31, in millions)	2017	2016	2015
Written premiums
Direct	$26,648	$25,567	$24,939
Assumed	1,000	928	843
Ceded	(1,429)	(1,537)	(1,661)

Total net written premiums	$26,219	$24,958	$24,121

Earned premiums
Direct	$26,189	$25,262	$24,740
Assumed	965	875	814
Ceded	(1,471)	(1,603)	(1,680)

Total net earned premiums	$25,683	$24,534	$23,874

Percentage of assumed earned premiums to net earned premiums	3.8%	3.6%	3.4%

Ceded claims and claim adjustment expenses incurred	$1,225	$762	$1,034

        Ceded premiums include the premiums paid for coverage provided by the Company's catastrophe bonds.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2017	2016
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,303	$3,181
Allowance for uncollectible reinsurance	(111)	(116)

Net reinsurance recoverables	3,192	3,065
Mandatory pools and associations	2,011	2,054
Structured settlements	3,106	3,168

Total reinsurance recoverables	$8,309	$8,287

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2020 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.

        In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States. The annual aggregate industry loss minimum under the program is $160 million for 2018, but will increase over the life of the program to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

$200 million by December 31, 2020. The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors' and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 82% of subject losses in 2018, after an insurer deductible, subject to an annual cap. This reimbursement percentage will decrease over the remaining three-year life of the program to 80% of subject losses by December 31, 2020.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the program is $2.46 billion for 2018. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year. There have been no terrorism-related losses that have triggered program coverage since the program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program. It is also possible that future legislative action could change or eliminate the program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment. Each reportable segment includes goodwill associated with the Company's international business which is subject to the impact of changes in foreign currency exchange rates.

(at December 31, in millions)	2017	2016
Business Insurance(1)	$2,585	$2,227
Bond & Specialty Insurance	550	549
Personal Insurance	790	778
Other	26	26

Total	$3,951	$3,580

(1)
On August 4, 2017, the Company acquired Simply Business for strategic opportunities related to the potential growth of the small commercial business market through advancements in its product and underwriting technology, including a distribution model that provides the capability to better assess and prepare for the demands of small business owners who prefer to shop, purchase and service their insurance needs online. At December 31, 2017, goodwill related to the acquisition of Simply Business was $354 million. The total amount of goodwill expected to be deductible for tax purposes related to Simply Business is $466 million, which includes certain acquisition costs and intangible assets.

Other Intangible Assets

        The following tables present a summary of the Company's other intangible assets by major asset class:

(at December 31, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$77	$4	$73
Contract-based(1)	209	167	42

Total subject to amortization	286	171	115
Not subject to amortization	227	—	227

Total	$513	$171	$342

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(at December 31, 2016, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Contract-based(1)	$210	$159	$51

Total subject to amortization	210	159	51
Not subject to amortization	217	—	217

Total	$427	$159	$268

(1)
Contract-based intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangible assets. Customer-related intangible assets were not material as of December 31, 2016. Fair value adjustments recorded in connection with insurance acquisitions were based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

        Amortization expense of intangible assets was $13 million, $11 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively. Intangible asset amortization expense is estimated to be $15 million in 2018, $14 million in 2019, $13 million in 2020, $12 million in 2021 and $11 million in 2022.

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2017	2016
Property-casualty	$49,633	$47,929
Accident and health	17	20

Total	$49,650	$47,949

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2017	2016	2015
Claims and claim adjustment expense reserves at beginning of year	$47,929	$48,272	$49,824
Less reinsurance recoverables on unpaid losses	7,981	8,449	8,788

Net reserves at beginning of year	39,948	39,823	41,036

Estimated claims and claim adjustment expenses for claims arising in the current year	17,846	15,675	14,471
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(458)	(680)	(817)

Total increases	17,388	14,995	13,654

Claims and claim adjustment expense payments for claims arising in:
Current year	7,335	6,220	5,725
Prior years	8,708	8,576	8,749

Total payments	16,043	14,796	14,474

Acquisition(1)	—	—	2
Unrealized foreign exchange loss (gain)	217	(74)	(395)

Net reserves at end of year	41,510	39,948	39,823
Plus reinsurance recoverables on unpaid losses	8,123	7,981	8,449

Claims and claim adjustment expense reserves at end of year	$49,633	$47,929	$48,272

(1)
Amount represents acquired net claims and claim adjustment expense reserves of Travelers Participações em Seguros Brasil S.A. at October 1, 2015.

        Gross claims and claim adjustment expense reserves at December 31, 2017 increased by $1.70 billion over December 31, 2016, primarily reflecting the impacts of (i) catastrophe losses in the second half of 2017 and (ii) higher volumes of insured exposures and loss cost trends for the current accident year, partially offset by the impacts of (iii) payments related to operations in runoff and (iv) net favorable prior year reserve development. Gross claims and claim adjustment expense reserves at December 31, 2016 decreased by $343 million from December 31, 2015, primarily reflecting the impacts of (i) payments related to operations in runoff, including the Company's $524 million payment related to the settlement of the PPG Industries, Inc. litigation and (ii) net favorable prior year reserve development, partially offset by the impact of (iii) higher volumes of insured exposures and loss cost trends for the current accident year.

        Reinsurance recoverables on unpaid losses at December 31, 2017 increased by $142 million over December 31, 2016, primarily reflecting the impacts of catastrophe losses and the asbestos reserve increase in the second half of 2017, partially offset by cash collections in 2017, including the settlement of certain disputes as discussed in more detail in note 16. Reinsurance recoverables on unpaid losses at December 31, 2016 decreased by $468 million from December 31, 2015, primarily reflecting the impact of cash collections in 2016, including the settlement of a reinsurance dispute which is discussed in more detail in note 16.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, that are discounted to the present value of the estimated future payments. The discount rate used was 5% at both December 31, 2017 and 2016. Total reserves net of the discount were $2.32 billion and $2.17 billion, and the related amount of discount was $1.10 billion and $1.08 billion, at December 31, 2017 and 2016, respectively. Accretion of the discount is reported as part of "claims and claim adjustment expenses" in the consolidated statements of income and was $50 million, $50 million and $51 million in 2017, 2016 and 2015, respectively.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2017

        In 2017, estimated claims and claim adjustment expenses incurred included $458 million of net favorable development for claims arising in prior years, including $592 million of net favorable prior year reserve development and $50 million of accretion of discount that impacted the Company's results of operations.

        Business Insurance.    Net favorable prior year reserve development in 2017 totaled $439 million, primarily driven by net favorable prior year reserve development in the segment's domestic operations due to better than expected loss experience in (i) the workers' compensation product line for multiple accident years, (ii) the general liability product line (excluding an increase to asbestos and environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial multi-peril product line for liability coverages for multiple accident years, partially offset by (iv) a $225 million increase to asbestos reserves, (v) the impact of higher than expected loss experience in the commercial automobile product line for recent accident years and (vi) a $65 million increase to environmental reserves. The net favorable prior year reserve development in the segment's domestic operations was partially offset by net unfavorable prior year reserve development in the segment's international operations in Europe primarily due to the U.K. Ministry of Justice's "Ogden" discount rate adjustment applied to lump sum bodily injury payouts.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2017 totaled $140 million, primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.

        Personal Insurance.    Net favorable prior year reserve development in 2017 was not significant and totaled $13 million.

2016

        In 2016, estimated claims and claim adjustment expenses incurred included $680 million of net favorable development for claims arising in prior years, including $771 million of net favorable prior year reserve development and $50 million of accretion of discount that impacted the Company's results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Business Insurance.    Net favorable prior year reserve development in 2016 totaled $424 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the workers' compensation product line for multiple accident years and (ii) the general liability product line (excluding an increase to asbestos and environmental reserves), related to both primary and excess coverages for multiple accident years, partially offset by (iii) a $225 million increase to asbestos reserves and (iv) an $82 million increase to environmental reserves, as well as net favorable prior year reserve development in the segment's international operations in Europe.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2016 totaled $350 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the fidelity and surety product line for multiple accident years and (ii) the general liability product line for multiple accident years.

        Personal Insurance.    Net unfavorable prior year reserve development in 2016 was not significant and totaled $3 million.

2015

        In 2015, estimated claims and claim adjustment expenses incurred included $817 million of net favorable development for claims arising in prior years, including $941 million of net favorable prior year reserve development and $51 million of accretion of discount that impacted the Company's results of operations.

        Business Insurance.    Net favorable prior year reserve development in 2015 totaled $332 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the general liability product line (excluding increases to asbestos and environmental reserves), for both primary and excess coverages for multiple accident years, (ii) the workers' compensation line of business for accident years 2006 and prior, (iii) the property product line related to catastrophe losses for recent accident years and non-catastrophe losses for recent accident years, partially offset by (iv) a $224 million increase to asbestos reserves and (v) a $72 million increase to environmental reserves, as well as net favorable prior year reserve development in the Company's operations at Lloyd's.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2015 totaled $281 million, primarily driven by better than expected loss experience in the Company's domestic operations in the fidelity and surety product line for multiple accident years, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007.

        Personal Insurance.    Net favorable prior year reserve development in 2015 totaled $328 million, primarily driven by better than expected loss experience in the Company's domestic operations in (i) the Homeowners and Other product line for liability coverages for recent accident years, for non-catastrophe weather-related losses and non-weather-related losses for accident year 2014 and (ii) the Automobile product line for liability coverages for recent accident years, as well as in the Company's international operations in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Claims Development

        The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company's major product lines by reporting segment at December 31, 2017.

(at December 31, 2017, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses(4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$6,852	$(163)	$6,689	$748	$7,437
Commercial property	1,040	—	1,040	358	1,398
Commercial multi-peril	3,487	—	3,487	131	3,618
Commercial automobile	2,406	—	2,406	269	2,675
Workers' compensation(1)	15,812	(862)	14,950	703	15,653
Bond & Specialty Insurance
General liability	1,995	—	1,995	130	2,125
Fidelity and surety	460	—	460	19	479
Personal Insurance
Automobile	2,647	—	2,647	450	3,097
Homeowners (excluding Other)	1,125	—	1,125	2	1,127
International—Canada	760	—	760	27	787

Subtotal—claims and allocated claim adjustment expenses for the products presented in the development tables below	36,584	(1,025)	35,559	2,837	38,396
Other insurance contracts(2)	3,858	(5)	3,853	2,130	5,983
Unallocated loss adjustment expense reserves	2,042	—	2,042	36	2,078
Structured settlements(3)	—	—	—	3,106	3,106
Other	56	—	56	14	70

Total property-casualty	42,540	(1,030)	41,510	8,123	49,633
Accident and health	—	—	—	17	17

Total	$42,540	$(1,030)	$41,510	$8,140	$49,650

(1)
Net discount amount includes discount of $72 million on reinsurance recoverables for long-term disability and annuity claim payments.

(2)
Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.

(3)
Includes structured settlements in cases where the Company did not receive a release from the claimant.

(4)
Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2017 were $8.31 billion.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The claim development tables that follow present, by accident year, incurred and cumulative paid claims and allocated claim adjustment expense on a historical basis. This claim development information is presented on an undiscounted, net of reinsurance basis for ten years, or the number of years for which claims incurred typically remain outstanding if less than ten years. The claim development tables also provide the historical average annual percentage payout of incurred claims by age, net of reinsurance, as supplementary information (identified as unaudited in the tables below). For Personal Insurance—International—Canada, the claim development information reflects the acquisition of The Dominion of Canada General Insurance Company (Dominion) in November 2013 on a retrospective basis (includes Dominion data for years prior to the Company's acquisition of Dominion).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Business Insurance

General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2017	Claims

2008	$1,143	$1,209	$1,222	$1,079	$1,041	$994	$946	$931	$935	$936	$81	25,462
2009		1,060	1,071	1,028	960	869	837	809	796	783	71	25,551
2010			1,028	1,031	1,021	959	927	912	918	908	90	27,810
2011				1,004	1,074	1,065	998	972	935	913	93	27,327
2012					989	985	935	913	892	905	111	24,632
2013						965	975	958	940	927	166	22,200
2014							976	989	983	948	255	21,703
2015								998	956	923	361	20,236
2016									1,075	1,058	655	17,680
2017										1,133	968	12,538

								Total		$9,434

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2008	$35	$154	$359	$497	$615	$694	$734	$759	$799	$817
2009		35	167	314	446	543	613	643	667	689
2010			35	139	324	487	629	702	756	781
2011				47	187	355	539	660	725	762	Liability for Claims
2012					32	150	295	489	589	699	And Allocated Claim
2013						35	175	363	498	639	Adjustment Expenses,
2014							37	163	321	515	Net of Reinsurance

2015								36	137	336
2016									35	191	2008 -	Before
2017										40	2017	2008

								Total		$5,469	$3,965	$2,887

										Total net liability		$6,852

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.9%	13.7%	19.3%	18.0%	13.4%	8.9%	4.6%	2.8%	3.6%	1.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2017	Claims

2013	$789	$755	$737	$731	$729	$6	22,165
2014		936	860	836	835	10	21,548
2015			786	750	741	15	20,069
2016				896	863	53	22,055
2017					1,209	166	21,686

Total					$4,377

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2013	$389	$610	$683	$703	$713	Adjustment Expenses,
2014		464	710	775	803	Net of Reinsurance

2015			376	615	681
2016				441	685	2013 -	Before
2017					618	2017	2013

Total					$3,500	$877	$163

					Total net liability		$1,040

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	52.3%	30.1%	8.8%	3.0%	1.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2017	Claims

2008	$1,725	$1,674	$1,683	$1,688	$1,674	$1,684	$1,674	$1,688	$1,681	$1,680	$45	108,522
2009		1,484	1,506	1,501	1,498	1,511	1,514	1,514	1,509	1,500	30	103,307
2010			1,711	1,826	1,832	1,861	1,895	1,892	1,898	1,885	40	111,756
2011				2,235	2,244	2,269	2,286	2,296	2,287	2,283	52	125,522
2012					1,885	1,883	1,903	1,888	1,888	1,867	58	104,646
2013						1,615	1,623	1,620	1,609	1,591	68	83,371
2014							1,663	1,627	1,625	1,617	99	77,731
2015								1,568	1,625	1,593	191	70,291
2016									1,662	1,623	358	65,985
2017										1,872	617	59,838

								Total		$17,511

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2008	$712	$1,103	$1,264	$1,396	$1,490	$1,551	$1,581	$1,602	$1,617	$1,625
2009		603	958	1,121	1,264	1,360	1,408	1,436	1,449	1,457
2010			709	1,180	1,395	1,579	1,698	1,763	1,798	1,819
2011				1,060	1,573	1,803	1,979	2,088	2,156	2,193	Liability for Claims
2012					795	1,246	1,424	1,590	1,699	1,752	And Allocated Claim
2013						644	987	1,167	1,304	1,410	Adjustment Expenses,
2014							628	956	1,154	1,328	Net of Reinsurance

2015								595	970	1,144
2016									585	950	2008 -	Before
2017										716	2017	2008

Total										$14,394	$3,117	$370

										Total net liability		$3,487

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	40.0%	22.9%	10.7%	9.0%	5.9%	3.2%	1.8%	1.1%	0.7%	0.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2017	Claims

2013	$1,235	$1,236	$1,240	$1,245	$1,254	$27	197,224
2014		1,165	1,166	1,168	1,184	62	184,476
2015			1,198	1,215	1,248	126	181,269
2016				1,290	1,319	293	190,036
2017					1,399	588	178,825

Total					$6,404

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2013	$435	$675	$884	$1,039	$1,154	Adjustment Expenses,
2014		397	618	821	987	Net of Reinsurance

2015			409	658	896
2016				416	698	2013 -	Before
2017					460	2017	2013

Total					$4,195	$2,209	$197

					Total net liability		$2,406

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	33.1%	19.8%	17.6%	13.2%	9.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Workers' Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2017	Claims

2008	$1,714	$1,745	$1,734	$1,683	$1,639	$1,634	$1,621	$1,617	1,617	$1,607	$219	107,851
2009		1,799	1,778	1,746	1,753	1,753	1,766	1,775	1,750	1,736	241	104,348
2010			1,886	2,042	2,035	2,056	2,049	2,052	2,055	2,021	298	116,911
2011				2,284	2,303	2,347	2,350	2,379	2,385	2,363	380	136,325
2012					2,447	2,456	2,457	2,456	2,445	2,453	474	136,451
2013						2,553	2,545	2,540	2,506	2,463	558	128,957
2014							2,554	2,553	2,547	2,476	681	123,713
2015								2,644	2,585	2,505	906	121,855
2016									2,768	2,690	1,128	121,455
2017										2,779	1,747	107,131

								Total		$23,093

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2008	$274	$571	$752	$875	$961	$1,036	$1,088	$1,130	$1,162	$1,189
2009		288	623	828	961	1,065	1,137	1,193	1,235	1,274
2010			341	750	978	1,133	1,246	1,321	1,385	1,430
2011				420	911	1,185	1,365	1,487	1,583	1,652	Liability for Claims
2012					443	940	1,217	1,394	1,536	1,629	And Allocated Claim
2013						458	954	1,237	1,413	1,525	Adjustment Expenses,
2014							455	944	1,224	1,399	Net of Reinsurance

2015								430	893	1,154
2016									421	873	2008 -	Before
2017										433	2017	2018

Total										$12,558	$10,535	$5,277

										Total net liability		$15,812

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	17.2%	19.3%	11.3%	7.4%	5.4%	4.1%	3.1%	2.4%	2.1%	1.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Bond & Specialty Insurance

General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2017	Claims

2008	$579	$769	$743	$697	$716	$712	$672	$643	$631	$637	$18	6,468
2009		592	624	665	686	680	660	655	641	631	16	6,290
2010			571	612	679	679	661	668	653	653	16	5,667
2011				565	596	639	632	601	545	520	3	5,207
2012					538	591	614	605	601	599	126	4,838
2013						510	565	606	630	654	200	4,418
2014							549	571	563	518	123	4,290
2015								528	524	486	170	4,060
2016									512	511	250	3,976
2017										534	415	2,811

								Total		$5,743

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2008	$47	$157	$281	$387	$471	$529	$562	$579	$590	$593
2009		36	167	310	390	460	497	563	592	595
2010			33	152	291	396	482	565	597	623
2011				33	143	249	324	414	447	476	Liability for Claims
2012					38	160	255	342	383	419	And Allocated Claim
2013						34	154	252	352	400	Adjustment Expenses,
2014							38	150	239	312	Net of Reinsurance

2015								38	141	234
2016									30	141	2008 -	Before
2017										38	2017	2008

								Total		$3,831	$1,912	$83

										Total net liability		$1,995

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	6.4%	20.1%	18.9%	14.8%	11.5%	8.0%	6.6%	3.8%	1.1%	0.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2017	Claims

2013	$240	$246	$199	$146	$141	$—	1,014
2014		223	212	165	136	3	1,042
2015			217	191	179	60	810
2016				226	239	45	823
2017					244	132	611

Total					$939

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2013	$37	$113	$128	$131	$135	Adjustment Expenses,
2014		58	96	111	127	Net of Reinsurance

2015			32	75	87
2016				54	121	2013 -	Before
2017					70	2017	2013

Total					$540	$399	$61

					Total net liability		$460

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	27.5%	33.6%	9.2%	7.5%	2.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Personal Insurance

Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2017	Claims

2013	$2,108	$2,095	$2,049	$2,044	$2,039	$16	694,733
2014		2,014	1,994	1,981	1,985	33	670,329
2015			2,186	2,244	2,236	101	757,333
2016				2,779	2,791	279	919,301
2017					3,323	844	970,143

Total					$12,374

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2013	$1,251	$1,628	$1,814	$1,935	$1,992	Adjustment Expenses,
2014		1,193	1,564	1,763	1,879	Net of Reinsurance

2015			1,319	1,768	1,985
2016				1,610	2,203	2013 -	Before
2017					1,912	2017	2013

Total					$9,971	$2,403	$244

					Total net liability		$2,647

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	59.1%	19.6%	9.6%	5.9%	2.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

						IBNR	Cumulative
						Reserves	Number of
						Dec. 31,	Reported
Accident Year						2017	Claims

2013	$1,488	$1,397	$1,365	$1,375	$1,376	$3	149,430
2014		1,515	1,450	1,453	1,457	6	151,664
2015			1,438	1,454	1,461	17	144,930
2016				1,556	1,547	69	143,163
2017					2,312	457	152,146

	Total				$8,153

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year						Liability for Claims And Allocated Claim
2013	$994	$1,269	$1,317	$1,344	$1,360	Adjustment Expenses,
2014		1,053	1,338	1,402	1,425	Net of Reinsurance

2015			994	1,333	1,395
2016				1,049	1,392	2013 -	Before
2017					1,471	2017	2013

Total					$7,043	$1,110	$15

					Total net liability		$1,125

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	68.8%	21.2%	4.0%	1.8%	1.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

International—Canada

	(dollars in millions)
	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

											IBNR	Cumulative
											Reserves	Number of
											Dec. 31,	Reported
Accident Year											2017	Claims

2008	$429	$433	$421	$422	$428	$434	$428	$423	$424	$424	$—	54,281
2009		494	481	490	496	505	496	488	489	481	4	55,162
2010			503	505	516	531	519	510	506	499	7	54,924
2011				475	453	461	457	449	442	436	13	55,788
2012					450	427	429	412	410	393	23	51,215
2013						501	494	485	473	459	24	54,248
2014							443	459	460	448	30	52,263
2015								373	373	372	43	45,182
2016									373	423	55	45,500
2017										358	44	43,885

								Total		$4,293

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited

Accident Year
2008	$184	$281	$315	$340	$363	$386	$401	$409	$413	$416
2009		205	308	351	380	412	438	456	468	471
2010			198	302	341	382	413	445	463	475
2011				182	258	290	325	361	384	403	Liability for Claims
2012					171	239	271	298	327	345	And Allocated Claim
2013						200	281	314	348	382	Adjustment Expenses,
2014							196	274	312	342	Net of Reinsurance

2015								167	234	262
2016									218	293	2008 -	Before
2017										188	2017	2008

Total										$3,577	$716	$44

										Total net liability		$760

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	44.7%	18.9%	7.9%	7.0%	6.9%	5.4%	3.7%	2.2%	0.8%	0.7%

        The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2017 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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

        Detailed claim data is typically insufficient to produce a reliable indication of the initial estimate for ultimate claims and claim adjustment expenses for an accident year. As a result, the initial estimate for an accident year is generally based on an exposure-based method using either the loss ratio projection or the expected loss method. The loss ratio projection method, which is typically used for guaranteed-cost business, develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, mix of business changes and other known or observed factors influencing the accident year relative to prior accident years. The expected loss method, which is typically used for loss sensitive business, develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by analyzing exposures by account.

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

        For Business Insurance and for Personal Insurance, claim file information is summarized such that the Company generally recognizes one count for each policy claim event by internal regulatory line of business, regardless of the number of claimants or coverages involved. The claims counts are then accumulated and reported by product line. While the methodology is generally consistent within each segment for the product lines displayed, there are some minor differences between and within segments. For Bond & Specialty Insurance, the Company recognizes one count per coverage per policy claim event.

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

Asbestos and Environmental Reserves

        At December 31, 2017 and 2016, the Company's claims and claim adjustment expense reserves included $1.64 billion and $1.71 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

  •
  while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to a high level of litigation activity; and

  •
  a moderate level of asbestos-related bankruptcy activity.

        In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time and the number of policyholders with open asbestos claims declined slightly when compared to 2016 while gross asbestos-related payments were higher. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves and the Company's evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.

        The completion of these reviews and analyses in 2017, 2016 and 2015 resulted in $225 million, $225 million and $224 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher than previously anticipated level of litigation activity surrounding mesothelioma claims. This increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company's overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company's overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2017, 2016 and 2015 were $271 million, $708 million and $770 million, respectively. Net payments in 2016 included the $458 million net payment related to PPG Industries, Inc. Net payments in 2015 included the $502 million payment related to the settlement of asbestos direct action litigation. Approximately 4%, 69% and 69% of total net paid losses in 2017, 2016 and 2015, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2017, 2016 and 2015, the Company increased its net environmental reserves by $65 million, $82 million and $72 million, respectively.

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2017	2016
Short-term:
Commercial paper	$100	$100
5.80% Senior notes due May 15, 2018	500	—
5.75% Senior notes due December 15, 2017	—	450

Total short-term debt	600	550

Long-term:
5.80% Senior notes due May 15, 2018	—	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	—
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	—	107

Total long-term debt	6,004	5,911

Total debt principal	6,604	6,461
Unamortized fair value adjustment	46	47
Unamortized debt issuance costs	(79)	(71)

Total debt	$6,571	$6,437

        2017 Debt Issuance.    On May 22, 2017, the Company issued $700 million aggregate principal amount of 4.00% senior notes that will mature on May 30, 2047. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $689 million. Interest on the senior notes is payable semi-annually in arrears on May 30 and November 30. Prior to November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company's option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to November 30, 2046 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points. On or after November 30, 2046, the senior notes may be redeemed, in whole or in part, at the Company's

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

        2017 Debt Redemption and Repayment.    On June 2, 2017, the Company redeemed the remaining $107 million aggregate principal amount of its 6.25% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at a price per debenture of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On December 15, 2017, the Company's $450 million, 5.75% senior notes matured and were fully paid.

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

        2015 Debt Repayment.    On December 1, 2015, the Company's $400 million, 5.50% senior notes matured and were fully paid.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 7, 2018. (See "Credit Agreement" discussion that follows.) Interest rates on commercial paper issued in 2017 ranged from 0.65% to 1.17%, and in 2016 ranged from 0.35% to 0.55%.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are made semi-annually. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Junior Subordinated Debentures—The Company's three junior subordinated debenture instruments are all similar in nature to each other. Three separate business trusts issued preferred securities to investors and used the proceeds to purchase the Company's junior subordinated debentures. Interest on each of the instruments is paid semi-annually.

        The Company's consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million and $2 million for the years ended December 31, 2017 and 2016, respectively.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2017	2016
Junior subordinated debentures	7.625%	Dec. 2027	$13	$14	6.147%
	8.500%	Dec. 2045	15	15	6.362%
	8.312%	Jul. 2046	18	18	6.362%

Total			$46	$47

        The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings, Inc. The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2018, $500 million; 2019, $500 million; 2020, $500 million; 2021, $0; and 2022, $0.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

Credit Agreement

        The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 7, 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders' equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $13.73 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2017, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's credit ratings. At December 31, 2017, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement. This credit agreement also supports the Company's commercial paper program.

Shelf Registration

        The Company has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 17, 2019 which permits it to issue securities from time to time at prices and on other terms to be determined at the time of offering.

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Authorized Shares

        The number of authorized shares of the Company is 1.755 billion, consisting of five million shares of preferred stock, 1.745 billion shares of voting common stock and five million undesignated shares. The Company's Articles of Incorporation authorize the Board of Directors to establish, from the undesignated shares, one or more classes and series of shares, and to further designate the type of shares and terms thereof.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Restricted Stock

        In August 2017, the Company issued 95,953 shares of restricted stock valued at approximately $12 million in connection with a business acquisition to certain employees of the acquired business. The restricted stock is subject to service conditions and as such is recognized as share-based compensation; 50% of the restricted stock will vest two years from the issuance date and the remainder will vest three years from the issuance date. The value will be recognized over the respective vesting periods and included with the share-based compensation cost of awards that are issued under the Company's share-based incentive compensation plan (see note 13). The recipients generally have all the rights of a shareholder of the Company including the right to vote the applicable shares of common stock and to receive dividends on such shares, if and as declared by the Board of Directors. The restricted stock is held under the Company's control with the Company's transfer agent and will be released upon vesting.

Treasury Stock

        The Company's Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2017 and remaining repurchase capacity at December 31, 2017.

(in millions, except per share amounts) Quarterly Period Ending	Number of shares repurchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2017	1.9	$225	$120.86	$709
June 30, 2017	3.8	475	123.04	5,234
September 30, 2017	2.6	328	128.11	4,906
December 31, 2017	2.6	350	133.70	4,556

Total	10.9	$1,378	126.42	4,556

        The Company's Amended and Restated 2004 Stock Incentive Plan and the Amended and Restated 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and to cover the price of certain stock options that were exercised. During the years ended December 31, 2017 and 2016, the Company acquired $62 million and $72 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.66 billion is available by the end of 2018 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2018 and/or increase the amount of dividends from its insurance subsidiaries in 2018, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2017.

        TRV and its two non-insurance holding company subsidiaries received dividends of $2.33 billion, $3.05 billion and $3.75 billion from their U.S. insurance subsidiaries in 2017, 2016 and 2015, respectively.

        For the years ended December 31, 2017, 2016 and 2015, TRV declared cash dividends per common share of $2.83, $2.62 and $2.38, respectively, and paid cash dividends of $785 million, $757 million and $739 million, respectively.

Statutory Net Income and Statutory Capital and Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $2.30 billion, $3.20 billion and $3.80 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus of the Company's domestic and international insurance subsidiaries was $20.45 billion and $20.76 billion at December 31, 2017 and 2016, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2017, 2016 and 2015.

	Changes in Net Unrealized Gains on Investment Securities
			Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity
				Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
(in millions)	Having No Credit Losses Recognized in the Consolidated Statements of Income	Having Credit Losses Recognized in the Consolidated Statements of Income
Balance, December 31, 2014	$1,768	$198	$(755)	$(331)	$880

Other comprehensive income (loss) (OCI) before reclassifications	(641)	(11)	(18)	(419)	(1,089)
Amounts reclassified from AOCI	(27)	2	60	17	52

Net OCI, current period	(668)	(9)	42	(402)	(1,037)

Balance, December 31, 2015	1,100	189	(713)	(733)	(157)

OCI before reclassifications	(530)	4	(30)	(49)	(605)
Amounts reclassified from AOCI	(42)	9	40	—	7

Net OCI, current period	(572)	13	10	(49)	(598)

Balance, December 31, 2016	528	202	(703)	(782)	(755)

OCI before reclassifications	367	4	(24)	171	518
Amounts reclassified from AOCI	(148)	1	41	—	(106)

Net OCI, current period	219	5	17	171	412

Balance, December 31, 2017	$747	$207	$(686)	$(611)	$(343)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pre-tax components of the Company's other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2017	2016	2015
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statements of income	$294	$(883)	$(1,020)
Income tax expense (benefit)	75	(311)	(352)

Net of taxes	219	(572)	(668)

Having credit losses recognized in the consolidated statements of income	8	21	(14)
Income tax expense (benefit)	3	8	(5)

Net of taxes	5	13	(9)

Net changes in benefit plan assets and obligations	29	16	66
Income tax expense	12	6	24

Net of taxes	17	10	42

Net changes in unrealized foreign currency translation	191	(41)	(461)
Income tax expense (benefit)	20	8	(59)

Net of taxes	171	(49)	(402)

Total other comprehensive income (loss)	522	(887)	(1,429)
Total income tax expense (benefit)	110	(289)	(392)

Total other comprehensive income (loss), net of taxes	$412	$(598)	$(1,037)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company's AOCI to the Company's consolidated statements of income.

(for the year ended December 31, in millions)	2017	2016	2015
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statements of income(1)	$(228)	$(64)	$(42)
Income tax expense(2)	(80)	(22)	(15)

Net of taxes	(148)	(42)	(27)

Having credit losses recognized in the consolidated statements of income(1)	1	13	2
Income tax benefit(2)	—	4	—

Net of taxes	1	9	2

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses(3)	32	25	38
General and administrative expenses(3)	48	37	55

Total	80	62	93
Income tax benefit(2)	39	22	33

Net of taxes	41	40	60

Reclassification adjustment related to foreign currency translation(1)	—	—	26
Income tax benefit(2)	—	—	9

Net of taxes	—	—	17

Total reclassifications	(147)	11	79
Total income tax (expense) benefit	(41)	4	27

Total reclassifications, net of taxes	$(106)	$7	$52

(1)
(Increases) decreases net realized investment gains on the consolidated statements of income.

(2)
(Increases) decreases income tax expense on the consolidated statements of income.

(3)
Increases (decreases) expenses on the consolidated statements of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE

        Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2017	2016	2015
Basic and Diluted
Net income, as reported	$2,056	$3,014	$3,439
Participating share-based awards—allocated income	(15)	(22)	(25)

Net income available to common shareholders—basic and diluted	$2,041	$2,992	$3,414

Common Shares
Basic
Weighted average shares outstanding	276.0	288.1	310.6

Diluted
Weighted average shares outstanding	276.0	288.1	310.6
Weighted average effects of dilutive securities:
Stock options and performance shares	2.6	2.9	3.3

Total	278.6	291.0	313.9

Net income Per Common Share
Basic	$7.39	$10.39	$10.99

Diluted	$7.33	$10.28	$10.88

12. INCOME TAXES

        On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (TCJA) which, among other changes, reduced the U.S. federal tax rate from 35% to 21% beginning on January 1, 2018 and imposed a tax on undistributed and previously untaxed post-1986 foreign earnings and profits (accumulated foreign earnings). The estimated effects of enactment of TCJA are reflected in the net deferred tax asset and current tax liability that are reported on the Company's balance sheet at December 31, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following table presents the components of income tax expense included in the amounts reported in the Company's consolidated financial statements:

(for the year ended December 31, in millions)	2017	2016	2015
Composition of income tax expense included in the consolidated statements of income
Current expense:
Federal	$314	$899	$1,144
Impact of TCJA at enactment	21	—	—
Foreign	56	21	29
State	4	8	9

Total current tax expense	395	928	1,182

Deferred expense (benefit):
Federal	229	110	117
Impact of TCJA at enactment	108	—	—
Foreign	(58)	1	2

Total deferred tax expense	279	111	119

Total income tax expense included in the consolidated statements of income	674	1,039	1,301
Composition of income tax expense (benefit) included in shareholders' equity
Expense (benefit) relating to share-based compensation, the changes in unrealized gain on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	110	(289)	(448)

Total income tax expense included in the consolidated financial statements	$784	$750	$853

        Total income tax expense for 2017 included a net charge of $129 million to reflect the change in tax laws and tax rates included in TCJA at the date of enactment, resulting primarily from revaluing the Company's deferred tax assets and liabilities and the tax imposed on accumulated foreign earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company's consolidated statements of income:

(for the year ended December 31, in millions)	2017	2016	2015
Income (loss) before income taxes
U.S.	$2,798	$3,946	$4,621
Foreign	(68)	107	119

Total income before income taxes	2,730	4,053	4,740
Effective tax rate
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	956	1,419	1,659
Tax effect of:
Nontaxable investment income	(297)	(323)	(345)
TCJA at enactment	129	—	—
Other, net	(114)	(57)	(13)

Total income tax expense	$674	$1,039	$1,301

Effective tax rate	25%	26%	27%

        The Company paid income taxes of $514 million, $892 million and $1.21 billion during the years ended December 31, 2017, 2016 and 2015, respectively. The current income tax refundable of $65 million at December 31, 2017 was included in other assets in the consolidated balance sheet. The current income tax payable of $72 million at December 31, 2016 was included in other liabilities in the consolidated balance sheet.

        In computing taxable income, property and casualty insurers reduce underwriting income by claims and claim adjustment expenses incurred. The deduction for claims incurred is discounted at the interest rates and for the claim payment patterns prescribed by the U.S. Treasury. TCJA changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the claim payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on total tax expense for 2017 and future years. The required additional tax payments are currently estimated to approximate $70 million per year over the eight-year period and will result in a modest reduction in net investment income. The Company's tax payments will reflect the amounts due under the transition rule beginning in 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2017	2016
Deferred tax assets
Claims and claim adjustment expense reserves	$930	$664
Unearned premium reserves	478	760
Compensation-related liabilities	61	268
Other	191	272

Total gross deferred tax assets	1,660	1,964
Less: valuation allowance	6	3

Adjusted gross deferred tax assets	1,654	1,961

Deferred tax liabilities
Claims and claim adjustment expense reserve discounting (transition rule)	560	—
Deferred acquisition costs	376	604
Investments	454	592
Internally developed software	97	157
Other	97	143

Total gross deferred tax liabilities	1,584	1,496

Net deferred tax asset	$70	$465

        If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in the valuation allowance for deferred tax assets was an increase of $3 million in 2017 relating to the Company's consolidated Brazilian subsidiary. Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company's management concluded that it is more likely than not that the net deferred tax assets will be realized.

        For tax return purposes, as of December 31, 2017, the Company had net operating loss (NOL) carryforwards in Brazil and the United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
Brazil	$15	None
United Kingdom	$156	None

        The Company recognized $41 million of tax expense resulting from deemed repatriation of foreign earnings as part of the net charge of $129 million to record the effect of TCJA at enactment during

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

December 2017. These undistributed foreign earnings are intended to be permanently reinvested in those operations.

        The Company has recorded provisional amounts for the tax imposed on accumulated foreign earnings and partnership investments, as well as the amount due under the transition rule relating to the change in discounting of claims incurred, based on information available at December 31, 2017. As a result of the Company's normal U.S. income tax return preparation process, the Company expects taxes related to accumulated foreign earnings and partnerships to be adjusted as final earnings from foreign operations and partnership investments (Form K-1's) are received in 2018 for preparation of the Company's 2017 U.S. income tax return that will be filed in 2018. The amounts payable under the transition rules related to discounting have been estimated but are subject to change once the U.S. Treasury issues guidance sometime in 2018. Adjustments to temporary differences will result from the reduced income tax rate applied to the deferred taxes associated with these items. Provisional amounts may also be adjusted to the extent future clarifications of TCJA are provided.

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016
Balance at January 1	$13	$16
Additions for tax positions of prior years	—	3
Reductions for tax positions of prior years	(1)	(6)
Reductions based on tax positions related to current year	(6)	—

Balance at December 31	$6	$13

        Included in the balances at December 31, 2017 and 2016 were $3 million and $7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $3 million and $6 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $(33) million, $31 million and $(32) million in interest, respectively. The Company had approximately $25 million and $57 million accrued for the payment of interest at December 31, 2017 and 2016, respectively.

        The IRS has completed examinations of the Company's U.S. income tax returns for all years through 2014. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

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

        The number of shares of the Company's common stock initially authorized for grant under the 2014 Incentive Plan was 10 million shares. In May 2017 and 2016, the Company's shareholders authorized an additional 2.5 million and 4.4 million shares of the Company's common stock, respectively, for grant under the 2014 Incentive Plan. The following are not counted towards the combined 16.9 million shares available and will be available for future grants under the 2014 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. In addition, the 16.9 million shares authorized by shareholders for issuance under the 2014 Incentive Plan will be increased by any shares subject to awards under the 2004 Incentive Plan that were outstanding as of May 27, 2014 and subsequently expire, are forfeited, canceled, settled in cash or otherwise terminate without the issuance of shares.

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

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. The expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term generally using the volatility of the week prior to the stock option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield of a U.S. Treasury bill with a term comparable to the expected option term for the same week used for measuring volatility. The following table provides information about options granted:

(for the year ended December 31,)	2017	2016	2015
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	5 - 6 years	6 years
Expected volatility of Company's stock	16.50%	15.14% - 16.80%	19.29%
Weighted average volatility	16.50%	16.79%	19.29%
Expected annual dividend per share	$2.68	$2.44 - $2.68	$2.20
Risk-free rate	2.08%	1.36% - 2.23%	1.31%
Additional information
Weighted average grant-date fair value of options granted (per share)	$16.15	$13.29	$15.78
Total intrinsic value of options exercised during the year (in millions)	$90	$167	$120

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2017 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	8,560,036	$87.36
Original grants	2,106,022	118.78
Exercised	(1,784,731)	73.19
Forfeited or expired	(168,860)	108.25

Outstanding, end of year	8,712,467	$97.45	6.9 years	$333

Vested at end of year(1)	5,530,589	$89.67	6.1 years	$254

Exercisable at end of year	2,835,011	$70.33	4.2 years	$185

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        On February 6, 2018, the Company, under the 2014 Incentive Plan, granted 1,632,361 stock option awards with an exercise price of $140.85 per share. The fair value attributable to the stock option awards on the date of grant was $20.13 per share.

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

        The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest. If performance meets or exceeds the minimum

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2016, 2017 and 2018), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant. Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.

        The total fair value of shares that vested during the years ended December 31, 2017, 2016 and 2015 was $166 million, $175 million and $179 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2017 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,376,492		$97.75	796,618		$106.03
Granted	640,913		120.03	393,509		118.78
Vested	(662,680	)(1)	90.91	(396,608	)(2)	106.04
Forfeited	(67,755)		109.61	(43,445)		109.49
Performance-based adjustment	—		—	37,658	(3)	110.09

Nonvested, end of year	1,286,970	(4)	$111.74	787,732		$112.40

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2015 through 2017.

(4)
95,953 shares of restricted common stock were also issued outside of the 2014 Incentive Plan in connection with the acquisition of Simply Business which remain unvested and are not included in this table. See note 9.

        In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares. The number of nonvested dividend equivalent shares related to deferred stock units was 408 at the beginning of the year and 379 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 28,480 at the beginning of the year and 26,584 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.

        On February 6, 2018, the Company, under the 2014 Incentive Plan, granted 805,432 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 486,024 shares while the performance share awards totaled 319,408 shares. The fair value per share attributable to the common stock awards on the date of grant was $140.85.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.0% to 4.0% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2017, 2016 and 2015 was $136 million, $155 million and $141 million, respectively. Included in these amounts are compensation cost adjustments of $3 million, $11 million and $8 million, for the years ended December 31, 2017, 2016 and 2015, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $45 million, $52 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        At December 31, 2017, there was $143 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan and the 2004 Incentive Plan and restricted common stock issued in connection with a 2017 business acquisition. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. Cash received from the exercise of employee stock options under share-based compensation plans totaled $173 million and $332 million in 2017 and 2016, respectively. The tax benefit for tax deductions from employee stock options exercised during 2017 and 2016 totaled $31 million and $58 million, respectively.

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan (the qualified domestic pension plan), which covers substantially all U.S. domestic employees and provides benefits under a cash balance formula, except that certain limited groups of legacy participants are covered by a prior traditional final average pay formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries, and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheets for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,367	$3,250	$225	$228	$3,592	$3,478
Benefits earned	112	111	7	7	119	118
Interest cost on benefit obligation	120	114	7	8	127	122
Actuarial loss	258	54	1	15	259	69
Benefits paid	(178)	(162)	(9)	(15)	(187)	(177)
Settlement	—	—	(11)	(3)	(11)	(3)
Foreign currency exchange rate change	—	—	10	(15)	10	(15)

Benefit obligation at end of year	$3,679	$3,367	$230	$225	$3,909	$3,592

Change in plan assets:
Fair value of plan assets at beginning of year	$3,387	$3,127	$106	$115	$3,493	$3,242
Actual return on plan assets	448	222	11	11	459	233
Company contributions	300	200	7	14	307	214
Benefits paid	(178)	(162)	(9)	(15)	(187)	(177)
Settlement	—	—	(12)	(3)	(12)	(3)
Foreign currency exchange rate change	—	—	10	(16)	10	(16)

Fair value of plan assets at end of year	3,957	3,387	113	106	4,070	3,493

Funded status of plan at end of year	$278	$20	$(117)	$(119)	$161	$(99)

Amounts recognized in the consolidated balance sheets consist of:
Accrued over-funded benefit plan assets	$278	$20	$6	$5	$284	$25
Accrued under-funded benefit plan liabilities	—	—	(123)	(124)	(123)	(124)

Total	$278	$20	$(117)	$(119)	$161	$(99)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,035	$1,072	$47	$55	$1,082	$1,127
Prior service benefit	(6)	(6)	—	—	(6)	(6)

Total	$1,029	$1,066	$47	$55	$1,076	$1,121

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$214	$233
Benefits earned	—	—
Interest cost on benefit obligation	7	8
Actuarial loss (gain)	13	(17)
Benefits paid	(10)	(11)
Foreign currency exchange rate change	1	1

Benefit obligation at end of year	$225	$214

Change in plan assets:
Fair value of plan assets at beginning of year	$14	$15
Actual return on plan assets	—	—
Company contributions	9	10
Benefits paid	(10)	(11)

Fair value of plan assets at end of year	13	14

Funded status of plan at end of year	$(212)	$(200)

Amounts recognized in the consolidated balance sheets consist of:
Accrued under-funded benefit plan liability	$(212)	$(200)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$—	$(13)
Prior service benefit	(28)	(31)

Total	$(28)	$(44)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.77 billion and $3.48 billion at December 31, 2017 and 2016, respectively. The qualified domestic pension plan accounted for $3.55 billion and $3.26 billion of the total accumulated benefit obligation at December 31, 2017 and 2016, respectively, whereas the nonqualified and foreign plans accounted for $0.22 billion of the total accumulated benefit obligation at both December 31, 2017 and 2016.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $0.2 billion at both December 31, 2017 and 2016, and the aggregate accumulated benefit obligation was $0.2 billion at both December 31, 2017 and 2016. The fair value of plan assets for the above plans was $0.1 billion at both December 31, 2017 and 2016.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2017, 2016 and 2015, there were no required contributions to the qualified domestic pension plan. In 2017, 2016 and 2015, the Company voluntarily made contributions totaling $300 million, $200 million and $100 million, respectively, to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2018, and the Company has not determined whether or not additional funding will be made during 2018. With respect to the Company's foreign pension plans, there are no significant required contributions in 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost:
Service cost	$119	$118	$131	$—	$—	$—

Non-service cost:
Interest cost on benefit obligation	127	122	144	7	8	10
Expected return on plan assets	(240)	(230)	(230)	—	—	—
Settlement	3	1	—	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(4)	(3)	(3)
Net actuarial loss	85	66	96	—	—	1

Total non-service cost (benefit)	(26)	(42)	9	3	5	8

Net periodic benefit cost	93	76	140	3	5	8

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	—	—	—	—	—	(11)
Net actuarial loss (gain)	40	66	43	13	(17)	(3)
Foreign currency exchange rate change	2	(2)	—	(1)	1	—
Settlement	(2)	(1)	—	—	—	—
Amortization of prior service benefit	1	1	1	4	3	3
Amortization of net actuarial loss	(85)	(66)	(96)	—	—	(1)

Total other changes recognized in other comprehensive income	(44)	(2)	(52)	16	(13)	(12)

Total other changes recognized in net periodic benefit cost and other comprehensive income	$49	$74	$88	$19	$(8)	$(4)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table indicates the line items in which the respective service costs and non-service costs are presented in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2017	2016	2015	2017	2016	2015
Service Cost:
Claims and claim adjustment expenses	$48	$48	$53	$—	$—	$—
General and administrative expenses	71	70	78	—	—	—

Total service cost	119	118	131	—	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(11)	(18)	4	1	2	3
General and administrative expenses	(15)	(24)	5	2	3	5

Total non-service cost (benefit)	(26)	(42)	9	3	5	8

Net periodic benefit cost	$93	$76	$140	$3	$5	$8

        In 2016, the Company began using a full yield-curve approach in the estimation of the service and interest cost components of net periodic benefit costs for its qualified and nonqualified domestic pension plans and its domestic postretirement benefit plans. The full yield-curve approach applies the specific spot rates along the yield curve that the Company used to determine its projected benefit obligation at the beginning of the year to the projected cash flows related to service and interest costs. Previously, the Company estimated these service and interest cost components by applying a single weighted-average discount rate derived from this yield curve. This change was made to provide a better estimate of the service and interest cost components of net periodic benefit costs, consistent with the methodology used to estimate the projected benefit obligation for each of the benefit plans.

        This change did not affect the measurement of the Company's total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported for the period. The change reduced the service and interest cost components of net periodic benefit costs for 2016 by $6 million and $30 million, respectively, and resulted in an $0.08 increase in diluted net income per share for 2016. The weighted average discount rates that were used to measure service and interest costs during 2016 were 4.77% and 3.64%, respectively, for the domestic qualified pension plan, 4.53% and 3.47%, respectively, for the domestic nonqualified pension plan and 0.00% and 3.53%, respectively, for the domestic postretirement benefit plan. The discount rate associated with the service cost component of the domestic postretirement benefit plan is zero as it is a closed plan and all participants are fully vested. Under the Company's prior estimation approach, the weighted average discount rate for both the service and interest cost components would have been 4.50% for the domestic qualified pension plan, 4.37% for the domestic nonqualified pension plan and 4.35% for the domestic postretirement benefit plan. The Company accounted for this change as a change in estimate, and accordingly, recognized the effect prospectively beginning in 2016.

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $91 million and the estimated prior service benefit to be

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

amortized over the next fiscal year is $1 million. For the postretirement benefit plans, the estimated net actuarial gain that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is less than $1 million, and the estimated prior service benefit to be amortized over the next fiscal year is $4 million.

Assumptions and Health Care Cost Trend Rate Sensitivity

        The following table summarizes assumptions used with regard to the Company's qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(at and for the year ended December 31,)	2017	2016
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	3.71%	4.23%
Nonqualified domestic pension plan	3.66%	4.15%
Domestic postretirement benefit plan	3.60%	4.10%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	4.52%	4.77%
Interest cost	3.55%	3.64%
Nonqualified domestic pension plan:
Service cost	4.24%	4.53%
Interest cost	3.43%	3.47%
Domestic postretirement benefit plan:
Interest cost	3.42%	3.53%
Expected long-term rate of return on assets:
Pension plan	7.00%	7.00%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.50%	6.50%
Medical (age 65 and older)	8.75%	7.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2026	2022
Medical (age 65 and older)	2026	2025

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

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $22 million at December 31, 2017, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2017. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2017 by $19 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2017.

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

(at December 31, 2017, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$3	$—	$3	$—
Debt securities issued by foreign governments	16	—	16	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	10	—	10	—
All other corporate bonds	514	—	514	—

Total fixed maturities	543	—	543	—

Mutual funds
Equity mutual funds	1,335	1,328	7	—
Bond mutual funds	822	819	3	—

Total mutual funds	2,157	2,147	10	—

Equity securities	883	882	1	—

Other investments	1	—	—	1

Cash and short-term securities
U.S. Treasury securities	241	241	—	—
Money market mutual funds	27	27	—	—
Other	218	27	191	—

Total cash and short-term securities	486	295	191	—

Total	$4,070	$3,324	$745	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2016, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$9	$—	$9	$—
Debt securities issued by foreign governments	14	—	14	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12	—	12	—
All other corporate bonds	511	—	511	—

Total fixed maturities	546	—	546	—

Mutual funds
Equity mutual funds	1,285	1,278	7	—
Bond mutual funds	641	638	3	—

Total mutual funds	1,926	1,916	10	—

Equity securities	747	747	—	—

Other investments	1	—	—	1

Cash and short-term securities
U.S. Treasury securities	45	45	—	—
Money market mutual funds	20	19	1	—
Other	208	28	180	—

Total cash and short-term securities	273	92	181	—

Total	$3,493	$2,755	$737	$1

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

Fair Value—Other Postretirement Benefit Plans

        The Company's other postretirement benefit plans had financial assets of $13 million and $14 million at December 31, 2017 and 2016, respectively, which are measured at fair value on a recurring basis. The assets are primarily corporate bonds and short-term securities and categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2018	$230	$14
2019	241	14
2020	245	14
2021	256	15
2022	262	15
2023 through 2027	1,342	74

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,500 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections and can be reinvested into other investment options in accordance with the terms of the plan. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $119 million, $114 million and $109 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.

15. LEASES

        Rent expense was $188 million, $197 million and $202 million in 2017, 2016 and 2015, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2018, 2019, 2020, 2021 and 2022 are $130 million, $108 million, $91 million, $75 million and $51 million, respectively, and $103 million for 2023 and thereafter. Future sublease rental income aggregating approximately $4 million will partially offset these commitments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Asbestos and Environmental Claims and Litigation

        In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and comprehensive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company's current insurance reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or changes in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

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

        On November 7, 2016, the Company agreed to a settlement with one of the three defendants then remaining in this dispute. The Company received payment under the settlement in the fourth quarter of 2016 and, as a result, recognized a $126 million pre-tax ($82 million after-tax) gain in the fourth quarter, which was included in "other revenues" in the consolidated statement of income for the year ended December 31, 2016. In connection with that settlement, the reinsurance recoverable balance related to this case was reduced from approximately $238 million to approximately $31 million in the Company's consolidated balance sheet. At March 31, 2017, the claim related to the remaining defendants totaled $71 million, comprising the $31 million of reinsurance recoverable plus interest amounting to $40 million as of that date. The interest was treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly was not recognized in the Company's consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        On May 1, 2017, the Company agreed to a settlement of this dispute with the two remaining defendants, along with the settlement of several other disputes with these same parties. As a result of the settlement of all of these matters, the Company recorded an immaterial gain in "other revenues" in its consolidated statement of income for the three months ended June 30, 2017, and the reinsurance recoverable of $31 million in the Company's balance sheet was fully satisfied.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.56 billion and $1.60 billion at December 31, 2017 and 2016, respectively.

Guarantees

        In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries and, in certain cases, obligations arising from certain liabilities. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at December 31, 2017, of which $2 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at December 31, 2017, approximately $23 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2017, all of which is indemnified by a third party.

        Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements.

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2017, 2016 and 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at December 31, 2017.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$17,562	$8,121	$—	$—	$25,683
Net investment income	1,627	759	24	(13)	2,397
Fee income	447	—	—	—	447
Net realized investment gains(1)	19	131	66	—	216
Other revenues	101	68	—	(10)	159

Total revenues	19,756	9,079	90	(23)	28,902

Claims and expenses
Claims and claim adjustment expenses	11,735	5,732	—	—	17,467
Amortization of deferred acquisition costs	2,820	1,346	—	—	4,166
General and administrative expenses	2,906	1,249	25	(10)	4,170
Interest expense	48	—	321	—	369

Total claims and expenses	17,509	8,327	346	(10)	26,172

Income (loss) before income taxes	2,247	752	(256)	(13)	2,730
Income tax expense (benefit)	519	290	(130)	(5)	674
Net income of subsidiaries	—	—	2,190	(2,190)	—

Net income	$1,728	$462	$2,064	$(2,198)	$2,056

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(4)	$(9)	$—	$—	$(13)
OTTI losses recognized in net realized investment gains	$(5)	$(9)	$—	$—	$(14)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,728	$462	$2,064	$(2,198)	$2,056

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	313	25	(44)	—	294
Having credit losses recognized in the consolidated statement of income	6	2	—	—	8
Net changes in benefit plan assets and obligations	(1)	8	22	—	29
Net changes in unrealized foreign currency translation	83	108	—	—	191

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	401	143	(22)	—	522
Income tax expense	98	10	2	—	110

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	303	133	(24)	—	412
Other comprehensive income of subsidiaries	—	—	436	(436)	—

Other comprehensive income	303	133	412	(436)	412

Comprehensive income	$2,031	$595	$2,476	$(2,634)	$2,468

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,316)	$43,240	$19,372	$82	$—	$62,694
Equity securities, available for sale, at fair value (cost $440)	161	111	181	—	453
Real estate investments	54	878	—	—	932
Short-term securities	2,751	914	1,230	—	4,895
Other investments	2,673	854	1	—	3,528

Total investments	48,879	22,129	1,494	—	72,502

Cash	157	187	—	—	344
Investment income accrued	418	183	5	—	606
Premiums receivable	4,852	2,292	—	—	7,144
Reinsurance recoverables	5,842	2,467	—	—	8,309
Ceded unearned premiums	493	58	—	—	551
Deferred acquisition costs	1,835	190	—	—	2,025
Deferred taxes	(89)	173	(14)	—	70
Contractholder receivables	3,854	921	—	—	4,775
Goodwill	2,592	1,368	—	(9)	3,951
Other intangible assets	202	140	—	—	342
Investment in subsidiaries	—	—	27,946	(27,946)	—
Other assets	2,181	(3)	700	(14)	2,864

Total assets	$71,216	$30,105	$30,131	$(27,969)	$103,483

Liabilities
Claims and claim adjustment expense reserves	$33,386	$16,264	$—	$—	$49,650
Unearned premium reserves	8,957	3,958	—	—	12,915
Contractholder payables	3,854	921	—	—	4,775
Payables for reinsurance premiums	165	109	—	—	274
Debt	693	14	5,878	(14)	6,571
Other liabilities	4,161	882	524	—	5,567

Total liabilities	51,216	22,148	6,402	(14)	79,752

Shareholders' equity
Common stock (1,750.0 shares authorized; 271.5 shares issued and 271.4 shares outstanding)	—	390	22,886	(390)	22,886
Additional paid-in capital	11,634	6,972	—	(18,606)	—
Retained earnings	8,036	594	33,460	(8,628)	33,462
Accumulated other comprehensive income (loss)	330	1	(343)	(331)	(343)
Treasury stock, at cost (500.9 shares)	—	—	(32,274)	—	(32,274)

Total shareholders' equity	20,000	7,957	23,729	(27,955)	23,731

Total liabilities and shareholders' equity	$71,216	$30,105	$30,131	$(27,969)	$103,483

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,728	$462	$2,064	$(2,198)	$2,056
Net adjustments to reconcile net income to net cash provided by operating activities	1,250	565	(32)	(77)	1,706

Net cash provided by operating activities	2,978	1,027	2,032	(2,275)	3,762

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,576	2,168	6	—	8,750
Proceeds from sales of investments:
Fixed maturities	1,007	846	1	—	1,854
Equity securities	97	414	254	—	765
Real estate investments	—	23	—	—	23
Other investments	610	260	—	(13)	857
Purchases of investments:
Fixed maturities	(8,513)	(3,697)	(40)	—	(12,250)
Equity securities	(68)	(133)	(258)	—	(459)
Real estate investments	(1)	(58)	—	—	(59)
Other investments	(444)	(97)	—	—	(541)
Net sales (purchases) of short-term securities	(303)	(120)	397	—	(26)
Securities transactions in course of settlement	(55)	5	3	—	(47)
Acquisition, net of cash acquired	—	25	(477)	13	(439)
Other	(247)	3	—	—	(244)

Net cash used in investing activities	(1,341)	(361)	(114)	—	(1,816)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(1,378)	—	(1,378)
Treasury stock acquired—net employee share-based compensation	—	—	(62)	—	(62)
Dividends paid to shareholders	—	—	(785)	—	(785)
Payment of debt	—	—	(657)	—	(657)
Issuance of debt	—	14	789	(14)	789
Issuance of common stock—employee share options	—	—	173	—	173
Dividends paid to parent company	(1,624)	(665)	—	2,289	—

Net cash used in financing activities	(1,624)	(651)	(1,920)	2,275	(1,920)

Effect of exchange rate changes on cash	3	8	—	—	11

Net increase (decrease) in cash	16	23	(2)	—	37
Cash at beginning of year	141	164	2	—	307

Cash at end of year	$157	$187	$—	$—	$344

Supplemental disclosure of cash flow information
Income taxes paid (received)	$481	$206	$(173)	$—	$514
Interest paid	$47	$—	$320	$—	$367

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,666	$998	$3,439	$(3,664)	$3,439
Net adjustments to reconcile net income to net cash provided by operating activities	(577)	414	330	(172)	(5)

Net cash provided by operating activities	2,089	1,412	3,769	(3,836)	3,434

Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,543	3,563	10	—	11,116
Proceeds from sales of investments:
Fixed maturities	1,227	723	—	—	1,950
Equity securities	25	34	—	—	59
Real estate investments	—	31	—	—	31
Other investments	503	210	—	—	713
Purchases of investments:
Fixed maturities	(8,276)	(3,787)	(27)	—	(12,090)
Equity securities	(3)	(43)	(3)	—	(49)
Real estate investments	(1)	(122)	—	—	(123)
Other investments	(423)	(111)	—	—	(534)
Net sales (purchases) of short-term securities	179	(489)	(16)	—	(326)
Securities transactions in course of settlement	(52)	(61)	—	—	(113)
Acquisition, net of cash acquired	(13)	—	—	—	(13)
Other	(343)	39	—	—	(304)

Net cash provided by (used in) investing activities	366	(13)	(36)	—	317

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(3,150)	—	(3,150)
Treasury stock acquired—net employee share-based compensation	—	—	(74)	—	(74)
Dividends paid to shareholders	—	—	(739)	—	(739)
Payment of debt	—	—	(400)	—	(400)
Issuance of debt	—	—	392	—	392
Issuance of common stock—employee share options	—	—	183	—	183
Excess tax benefits from share-based payment arrangements	—	—	55	—	55
Dividends paid to parent company	(2,450)	(1,383)	—	3,833	—
Capital contributions, loans and other transactions between subsidiaries	—	(3)	—	3	—

Net cash used in financing activities	(2,450)	(1,386)	(3,733)	3,836	(3,733)

Effect of exchange rate changes on cash	(1)	(11)	—	—	(12)

Net increase in cash	4	2	—	—	6
Cash at beginning of year	221	151	2	—	374

Cash at end of year	$225	$153	$2	$—	$380

Supplemental disclosure of cash flow information
Income taxes paid (received)	$1,032	$384	$(209)	$—	$1,207
Interest paid	$47	$—	$318	$—	$365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2017 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,942	$7,184	$7,325	$7,451	$28,902
Total expenses	6,182	6,394	7,005	6,591	26,172

Income before income taxes	760	790	320	860	2,730
Income tax expense(1):	143	195	27	309	674

Net income	$617	$595	$293	$551	$2,056

Net income per share(2):
Basic	$2.19	$2.13	$1.06	$2.00	$7.39
Diluted	2.17	2.11	1.05	1.98	7.33

2016 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,686	$6,785	$6,961	$7,193	$27,625
Total expenses	5,769	5,898	6,014	5,891	23,572

Income before income taxes	917	887	947	1,302	4,053
Income tax expense	226	223	231	359	1,039

Net income	$691	$664	$716	$943	$3,014

Net income per share(2):
Basic	$2.33	$2.27	$2.48	$3.32	$10.39
Diluted	2.30	2.24	2.45	3.28	10.28

(1)
Income tax expense for the fourth quarter and full year of 2017 included a net charge of $129 million to reflect the change in tax laws and tax rates enacted in the U.S. on December 22, 2017 as part of the Tax Cuts and Jobs Act of 2017, resulting primarily from revaluing the Company's deferred tax assets and liabilities and the tax imposed on accumulated foreign earnings.

(2)
Due to the use of an average number of shares for each quarter, the sum of the quarterly earnings per share may not equal the total earnings per share for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017. Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Simply Business from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Simply Business Holdings Ltd (Simply Business) on August 4, 2017. Simply Business represented less than 1% of the Company's consolidated total assets, consolidated total revenues and net income as of and for the year ended December 31, 2017. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Simply Business and, if necessary, will make appropriate changes as it continues to integrate Simply Business into the Company's overall internal control over the financial reporting process.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2017. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Simply Business. The Company acquired all of the issued and outstanding shares of Simply Business on August 4, 2017. Simply Business represented less than 1% of the Company's consolidated total assets, consolidated total revenues and net income as of and for the year ended December 31, 2017.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2017, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The Travelers Companies, Inc.:

Opinion on Internal Control Over Financial Reporting

          We have audited The Travelers Companies, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the "consolidated financial statements"), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

          The Company acquired all of the issued and outstanding shares of Simply Business Holdings Ltd. (Simply Business) on August 4, 2017. Management excluded Simply Business from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Simply Business represented less than 1% of the Company's consolidated total assets, consolidated total revenues and net income as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Simply Business.

Basis for Opinion

          The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

          We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP KPMG LLP

New York, New York
February 15, 2018

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers are subject to the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the SEC on March 31, 2017. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company's executives may enter into trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only "named executive officer" (i.e. an executive officer named in the compensation disclosures in the Company's most recent proxy statement filed) that has entered into a Rule 10b5-1 trading plan that remains in effect. Under the Company's stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the SEC on March 31, 2017.

        Consulting Agreement.    On February 13, 2018, the Company entered into a consulting agreement with Brian MacLean, President and Chief Operating Officer. Mr. MacLean will officially retire from the Company effective April 2, 2018. Under the terms of the consulting agreement, Mr. MacLean will provide strategic and other advice to the Company following his retirement and through March 31, 2019 for a fee of $50,000 per month. The foregoing summary is qualified in its entirety by reference to the consulting agreement, which is filed as Exhibit 10.7 to this report.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers and any person identified to become an executive officer as of February 15, 2018.

Name	Age	Office
Alan D. Schnitzer	52	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	65	Vice Chairman and Chief Financial Officer
Brian W. MacLean	64	President and Chief Operating Officer
William H. Heyman	69	Vice Chairman and Chief Investment Officer
Avrohom J. Kess	49	Vice Chairman and Chief Legal Officer
Diane D. Bengston	62	Executive Vice President—Enterprise Human Resources
Andy F. Bessette	64	Executive Vice President and Chief Administrative Officer
John P. Clifford, Jr.	62	Executive Vice President—Chief Human Resources Officer
Michael F. Klein	50	Executive Vice President and President, Personal Insurance
Thomas M. Kunkel	59	Executive Vice President and President, Bond & Specialty Insurance
Maria Olivo	53	Executive Vice President—Strategic Development and Corporate Treasurer
Kenneth F. Spence, III	62	Executive Vice President and General Counsel
Gregory C. Toczydlowski	51	Executive Vice President and President, Business Insurance

        Alan D. Schnitzer, 52, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014. Mr. Schnitzer was Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.

        Jay S. Benet, 65, has been Vice Chairman and Chief Financial Officer since August 2005. He previously served as Executive Vice President and Chief Financial Officer of the Company from April 2004, and held the same position at Travelers Property Casualty Corp. from February 2002. Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup from March 2001 until January 2002, and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit from April 2000 until March 2001. Previously, he spent ten years in various positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 64, has been President and Chief Operating Officer since June 2008 and in September 2015, he also assumed responsibility for Business and International Insurance. He previously served as Executive Vice President and Chief Operating Officer from May 2005 and was Co-Chief Operating Officer from February 2005. Mr. MacLean was Executive Vice President, Claim Services from 2002 until 2005 and President of Select Accounts from 1999 until 2002. Prior to that, Mr. MacLean held various management positions with a predecessor of the Company since 1988. Mr. MacLean notified the Company that he would retire effective April 2, 2018.

        William H. Heyman, 69, has been Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Avrohom J. Kess, 49, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.

        Diane D. Bengston, 62, has been Executive Vice President—Enterprise Human Resources since October 2016. She will become Executive Vice President—Chief Human Resources Officer effective March 1, 2018. Ms. Bengston previously held various management positions with a predecessor of the Company since 1979, including leading Enterprise Diversity and Inclusion and Talent Management.

        Andy F. Bessette, 64, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.

        John P. Clifford, Jr., 62, has been Executive Vice President—Chief Human Resources Officer since May 2007. He previously served as Senior Vice President—Human Resources from February 2002 and previously held various management positions with the Company since 1984. Mr. Clifford has notified the Company that he will retire from the Company effective July 2018.

        Michael F. Klein, 50, has been Executive Vice President and President, Personal Insurance, and Head of Enterprise Business Intelligence & Analytics since May 2016. He previously served as Executive Vice President and President, Personal Insurance from July 2015, Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2007. Prior to that, Mr. Klein held various positions with the Company since 1990.

        Thomas M. Kunkel, 59, has been Executive Vice President and President of Bond & Specialty Insurance since May 2015. He previously served as President of the Bond & Financial Products organization from 2005. Prior to that, Mr. Kunkel held various positions with the Company or its predecessors since 1984, including Regional Chief Underwriting Officer for Bond's Construction Surety business, head of Bond's field management organization, and head of Bond's Commercial Surety business.

        Maria Olivo, 53, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President—Treasurer from June 2009 and Executive Vice President—Market Development from October 2007. Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications. Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002. Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney's Investment Bank.

        Kenneth F. Spence, III, 62, has been Executive Vice President and General Counsel since January 2005. He previously served as Senior Vice President and General Counsel from August 2004 and held various other legal positions with the Company or its predecessors since 1996.

        Gregory C. Toczydlowski, 51, has been Executive Vice President and President of Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President of Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company's website at www.travelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.

Other

        The following sections of the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company's fiscal year on December 31, 2017 (the Proxy Statement), are incorporated herein by reference: "Nominees for Election of Directors," "Governance of Your Company—Specific Considerations Regarding 2018 Nominees," "Governance of Your Company—Committees of the Board and Meetings—Audit Committee" and "Share Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Proxy Statement are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Grants of Plan-Based Awards in 2017," "Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2017," "Option Exercises and Stock Vested in 2017," "Outstanding Equity Awards at December 31, 2017," "Post-Employment Compensation," "Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control," "Non-Employee Director Compensation," "Governance of Your Company—Risk Management and Compensation" and "CEO Pay Ratio."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information—5% Owners" and "Share Ownership Information—Share Ownership of Directors and Executive Officers" sections of the Proxy Statement are incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2017 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	11,920,423	(2)	$97.50 per share	(3)	8,259,098	(4)

(1)
In addition to the 2014 Incentive Plan, also included are The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan), which was replaced by the 2014 Incentive Plan, and certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan and the 2014 Incentive Plan.

(2)
Total includes (i) 8,749,293 stock options, (ii) 1,143,550 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,712,587 restricted stock units, (iv) 291,653 director deferred stock awards and dividend equivalents accrued thereon and (v) 23,340 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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

(4)
These shares are available for grant as of December 31, 2017 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and an additional 2.5 million shares and 4.4 million shares authorized by shareholders in May 2017 and May 2016, respectively, and shares subject to awards under the 2004 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Governance of Your Company—Transactions with Related Persons," "Nominees for Election of Directors" and "Governance of Your Company—Directors Independence and Independence Determinations" sections of the Proxy Statement are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Audit and Non-Audit Fees" section of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 154 hereof.

  (2)
  Exhibits:

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2		Bylaws of The Travelers Companies, Inc. as Amended and Restated November 3, 2016 were filed as Exhibit 3.2 to the Company's current report on Form 8-K filed on November 9, 2016, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 7, 2013, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Compensation Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.4	*	Letter Agreement between Alan D. Schnitzer and the Company, dated August 4, 2015, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.5	*	Time Sharing Agreement, dated September 2, 2015, by and between the Company and Alan D. Schnitzer, was filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.6	*	Letter Agreement between Avrohom J. Kess and the Company, dated December 19, 2016, was filed as Exhibit 10.49 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated by reference.

10.7	†*	Consulting Agreement, effective February 13, 2018, between Brian W. MacLean and the Company.

Exhibit Number		Description of Exhibit
10.8	*	The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 19, 2017, and is incorporated herein by reference.

10.9	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.10	*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.11	*	Travelers Property Casualty Corp. ("TPC") 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.12	*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.13	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.14	*	Amendment to the SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.15	*	Current Director Compensation Program, effective as of May 19, 2016, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016, and is incorporated herein by reference.

10.16	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.17	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.18	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.19	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.20	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.21	*	The Travelers Severance Plan (as Amended and Restated, effective January 1, 2015) was filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.22	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.23	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.24	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.25	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.26	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.27	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016, was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.28	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.29	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.30	*	The SPC Annual Incentive Plan was filed as an exhibit to the Company's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.

10.31	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.32	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.33	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.34	†*	Form of Stock Option Grant Notification and Agreement.

10.35	†*	Form of Restricted Stock Unit Award Notification and Agreement.

10.36	*	Form of Restricted Stock Unit Award Notification and Agreement for Brian W. MacLean was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.37	*	Form of Performance Shares Award Notification and Agreement (2015) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.38	*	Form of Performance Shares Award Notification and Agreement (2016) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.39	*	Form of Performance Shares Award Notification and Agreement (2017) was filed as Exhibit 10.45 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.40	†*	Form of Performance Shares Award Notification and Agreement (2018).

10.41	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	†	A list of the subsidiaries of the Company.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit reports into Registration Statements of the Company on Form S-8 (SEC File No. 33-56987, No. 333-25203, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972, No. 333-176002, No. 333-196290, No. 333-212078 and No. 333-218874) and Form S-3 (SEC File No. 333-212077).

24.1	†	Power of Attorney.

31.1	†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 15, 2018	By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER Alan D. Schnitzer	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2018
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 15, 2018
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2018
By	* Alan L. Beller	Director	February 15, 2018
By	* John H. Dasburg	Director	February 15, 2018
By	* Janet M. Dolan	Director	February 15, 2018
By	* Kenneth M. Duberstein	Director	February 15, 2018
By	* Patricia L. Higgins	Director	February 15, 2018
By	* William J. Kane	Director	February 15, 2018

Date
By	* Cleve L. Killingsworth Jr.	Director	February 15, 2018
By	* Clarence Otis Jr.	Director	February 15, 2018
By	* Philip T. Ruegger III	Director	February 15, 2018
By	* Todd C. Schermerhorn	Director	February 15, 2018
By	* Donald J. Shepard	Director	February 15, 2018
By	* Laurie J. Thomsen	Director	February 15, 2018
*By	/s/ KENNETH F. SPENCE III Kenneth F. Spence III, Attorney-in-fact		February 15, 2018

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENTS OF INCOME

For the year ended December 31,	2017	2016	2015
Revenues
Net investment income	$24	$13	$7
Net realized investment gains (losses)(1)	66	(1)	1

Total revenues	90	12	8

Expenses
Interest	321	315	325
Other	25	5	16

Total expenses	346	320	341

Loss before income taxes and net income of subsidiaries	(256)	(308)	(333)
Income tax benefit	(130)	(168)	(108)

Loss before net income of subsidiaries	(126)	(140)	(225)
Net income of subsidiaries	2,190	3,154	3,664

Net income	$2,064	$3,014	$3,439

(1)
The parent company had $0, $(1) million and $0 of other-than-temporary impairment losses recognized in net realized investment gains (losses) during the years ended December 31, 2017, 2016 and 2015, respectively. The parent company had no other-than-temporary impairment gains or losses recognized in other comprehensive income (loss) during the years ended December 31, 2017, 2016 and 2015.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31,	2017	2016	2015
Net income	$2,064	$3,014	$3,439

Other comprehensive income (loss)—parent company:
Changes in net unrealized gains on investment securities having no credit losses recognized in the consolidated statement of income	(44)	11	(3)
Net changes in benefit plan assets and obligations	22	(20)	64

Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	(22)	(9)	61
Income tax expense (benefit)	2	(1)	21

Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	(24)	(8)	40
Other comprehensive income (loss) of subsidiaries	436	(590)	(1,077)

Other comprehensive income (loss)	412	(598)	(1,037)

Comprehensive income	$2,476	$2,416	$2,402

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEETS

At December 31,	2017	2016
Assets
Fixed maturities	$82	$49
Equity securities	181	155
Short-term securities	1,230	1,627
Investment in subsidiaries	27,946	27,137
Other assets	692	68

Total assets	$30,131	$29,036

Liabilities
Debt	$5,878	$5,744
Other liabilities	524	82

Total liabilities	6,402	5,826

Shareholders' equity
Common stock (1,750.0 shares authorized; 271.5 and 279.6 shares issued, 271.4 and 279.6 shares outstanding)	22,886	22,614
Retained earnings	33,460	32,185
Accumulated other comprehensive loss	(343)	(755)
Treasury stock, at cost (500.9 and 489.5 shares)	(32,274)	(30,834)

Total shareholders' equity	23,729	23,210

Total liabilities and shareholders' equity	$30,131	$29,036

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income	$2,064	$3,014	$3,439
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,190)	(3,154)	(3,664)
Dividends received from consolidated subsidiaries	2,289	2,998	3,833
Capital received from subsidiaries	—	—	3
Deferred federal income tax expense (benefit)	40	12	(6)
Change in income taxes payable	3	(48)	51
Other	(174)	73	113

Net cash provided by operating activities	2,032	2,895	3,769

Cash flows from investing activities
Net sales (purchases) of short-term securities	397	(81)	(16)
Other investments, net	(34)	(8)	(20)
Acquisition, net of cash acquired	(477)	—	—

Net cash used in investing activities	(114)	(89)	(36)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(1,378)	(2,400)	(3,150)
Treasury stock acquired—net employee share-based compensation	(62)	(72)	(74)
Dividends paid to shareholders	(785)	(757)	(739)
Payment of debt	(657)	(400)	(400)
Issuance of debt	789	491	392
Issuance of common stock—employee share options	173	332	183
Other	—	—	55

Net cash used in financing activities	(1,920)	(2,806)	(3,733)

Net decrease in cash	(2)	—	—
Cash at beginning of year	2	2	2

Cash at end of year	$—	$2	$2

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$173	$132	$209
Cash paid during the year for interest	$320	$311	$318

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

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

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2015-2017
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2017
Business Insurance	$1,060	$40,352	$6,857	$14,146	$1,786	$9,521	$2,286	$2,563	$14,270
Bond & Specialty Insurance	258	3,421	1,515	2,307	228	899	432	464	2,359
Personal Insurance	707	5,860	4,543	9,230	383	7,047	1,448	1,111	9,590

Total—Reportable Segments	2,025	49,633	12,915	25,683	2,397	17,467	4,166	4,138	26,219
Other	—	17	—	—	—	—	—	401	—

Consolidated	$2,025	$49,650	$12,915	$25,683	$2,397	$17,467	$4,166	$4,539	$26,219

2016
Business Insurance	$1,026	$39,555	$6,725	$13,855	$1,701	$8,753	$2,221	$2,554	$13,900
Bond & Specialty Insurance	246	3,323	1,444	2,260	239	633	421	445	2,271
Personal Insurance	651	5,051	4,160	8,419	362	5,684	1,343	1,124	8,787

Total—Reportable Segments	1,923	47,929	12,329	24,534	2,302	15,070	3,985	4,123	24,958
Other	—	20	—	—	—	—	—	394	—

Consolidated	$1,923	$47,949	$12,329	$24,534	$2,302	$15,070	$3,985	$4,517	$24,958

2015
Business Insurance	$1,008	$39,983	$6,741	$13,698	$1,757	$8,409	$2,182	$2,505	$13,774
Bond & Specialty Insurance	240	3,615	1,437	2,267	254	719	418	440	2,273
Personal Insurance	601	4,674	3,793	7,909	368	4,595	1,285	1,118	8,074

Total—Reportable Segments	1,849	48,272	11,971	23,874	2,379	13,723	3,885	4,063	24,121
Other	—	23	—	—	—	—	—	404	—

Consolidated	$1,849	$48,295	$11,971	$23,874	$2,379	$13,723	$3,885	$4,467	$24,121

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

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period
2017
Reinsurance recoverables	$116	$—	$—	$5	$111
Allowance for uncollectible:
Premiums receivable from underwriting activities	$61	$38	$—	$41	$58
Deductibles	$34	$(2)	$—	$6	$26
2016
Reinsurance recoverables	$157	$—	$—	$41	$116
Allowance for uncollectible:
Premiums receivable from underwriting activities	$65	$35	$—	$39	$61
Deductibles	$35	$5	$—	$6	$34
2015
Reinsurance recoverables	$203	$—	$—	$46	$157
Allowance for uncollectible:
Premiums receivable from underwriting activities	$70	$38	$—	$43	$65
Deductibles	$36	$3	$—	$4	$35

(1)
Credited to the related asset account.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2015-2017
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2017	$2,025	$49,633	$1,102	$12,915	$25,683	$2,397	$17,846	$(458)	$4,166	$16,043	$26,219
2016	$1,923	$47,929	$1,083	$12,329	$24,534	$2,302	$15,675	$(680)	$3,985	$14,796	$24,958
2015	$1,849	$48,272	$1,066	$11,971	$23,874	$2,379	$14,471	$(817)	$3,885	$14,474	$24,121

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see note 7 of notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.