Form 10-Q
period 2018-03-31
TRAVELERS COMPANIES, INC.
filed 2018-04-24
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
___________________________________________________________________

Commission file number: 001-10898
___________________________________________________________________
The Travelers Companies, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________________

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 Lexington Avenue
New York, NY 10017
(Address of principal executive offices) (Zip Code)

(917) 778-6000
(Registrant’s telephone number, including area code)
 _________________________________________________________
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 19, 2018 was 270,261,296.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2018
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

For the three months ended March 31,	2018	2017

Revenues
Premiums	$6,537	$6,183
Net investment income	603	610
Fee income	103	113
Net realized investment gains (losses)(1)	(11)	5
Other revenues	54	31

Total revenues	7,286	6,942

Claims and expenses
Claims and claim adjustment expenses	4,296	4,094
Amortization of deferred acquisition costs	1,061	1,003
General and administrative expenses	1,062	996
Interest expense	89	89
Total claims and expenses	6,508	6,182

Income before income taxes	778	760
Income tax expense	109	143
Net income	$669	$617

Net income per share
Basic	$2.45	$2.19
Diluted	$2.42	$2.17

Weighted average number of common shares outstanding
Basic	271.0	279.7
Diluted	273.9	282.4

Cash dividends declared per common share	$0.72	$0.67

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) gains (losses) were $0 and $(1) million for the three months ended March 31, 2018 and 2017, respectively.  Of total OTTI, credit losses of $0 and $(2) million for the three months ended March 31, 2018 and 2017, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized gains from other changes in total OTTI of $0 and $1 million for the three months ended March 31, 2018 and 2017, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

For the three months ended March 31,	2018	2017

Net income	$669	$617

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,203)	144
Having credit losses recognized in the consolidated statement of income	(2)	—
Net changes in benefit plan assets and obligations	22	17
Net changes in unrealized foreign currency translation	6	41
Other comprehensive income (loss) before income taxes	(1,177)	202
Income tax expense (benefit)	(244)	62
Other comprehensive income (loss), net of taxes	(933)	140
Comprehensive income (loss)	$(264)	$757

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,093 and $61,316)	$62,266	$62,694
Equity securities, at fair value (cost $431 and $440)	430	453
Real estate investments	954	932
Short-term securities	4,486	4,895
Other investments	3,588	3,528
Total investments	71,724	72,502
Cash	397	344
Investment income accrued	567	606
Premiums receivable	7,536	7,144
Reinsurance recoverables	8,298	8,309
Ceded unearned premiums	777	551
Deferred acquisition costs	2,086	2,025
Deferred taxes	368	70
Contractholder receivables	4,835	4,775
Goodwill	3,959	3,951
Other intangible assets	341	342
Other assets	2,788	2,864
Total assets	$103,676	$103,483

Liabilities
Claims and claim adjustment expense reserves	$49,810	$49,650
Unearned premium reserves	13,424	12,915
Contractholder payables	4,835	4,775
Payables for reinsurance premiums	498	274
Debt	6,963	6,571
Other liabilities	5,167	5,567
Total liabilities	80,697	79,752

Shareholders’ equity
Common stock (1,750.0 shares authorized; 270.3 and 271.5 shares issued, 270.2 and 271.4 shares outstanding)	22,995	22,886
Retained earnings	33,981	33,462
Accumulated other comprehensive loss	(1,322)	(343)
Treasury stock, at cost (503.7 and 500.9 shares)	(32,675)	(32,274)
Total shareholders’ equity	22,979	23,731
Total liabilities and shareholders’ equity	$103,676	$103,483

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the three months ended March 31,	2018	2017

Common stock
Balance, beginning of year	$22,886	$22,614
Employee share-based compensation	65	68
Compensation amortization under share-based plans	44	42
Balance, end of period	22,995	22,724

Retained earnings
Balance, beginning of year	33,462	32,196
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	22	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	24	—
Net income	669	617
Dividends	(197)	(190)
Other	1	—
Balance, end of period	33,981	32,623

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(343)	(755)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(22)	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(24)	—
Other comprehensive income (loss)	(933)	140
Balance, end of period	(1,322)	(615)

Treasury stock, at cost
Balance, beginning of year	(32,274)	(30,834)
Treasury stock acquired — share repurchase authorization	(350)	(225)
Net shares acquired related to employee share-based compensation plans	(51)	(61)
Balance, end of period	(32,675)	(31,120)

Total shareholders’ equity	$22,979	$23,612

Common shares outstanding
Balance, beginning of year	271.4	279.6
Treasury stock acquired — share repurchase authorization	(2.5)	(1.9)
Net shares issued under employee share-based compensation plans	1.3	1.7
Balance, end of period	270.2	279.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2018	2017
Cash flows from operating activities
Net income	$669	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	11	(5)
Depreciation and amortization	212	211
Deferred federal income tax expense (benefit)	(56)	151
Amortization of deferred acquisition costs	1,061	1,003
Equity in income from other investments	(95)	(109)
Premiums receivable	(397)	(286)
Reinsurance recoverables	5	94
Deferred acquisition costs	(1,124)	(1,065)
Claims and claim adjustment expense reserves	180	334
Unearned premium reserves	518	475
Other	(430)	(572)
Net cash provided by operating activities	554	848

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,950	2,218
Proceeds from sales of investments:
Fixed maturities	1,085	188
Equity securities	26	21
Real estate investments	—	11
Other investments	114	122
Purchases of investments:
Fixed maturities	(3,920)	(3,056)
Equity securities	(20)	(22)
Real estate investments	(33)	(16)
Other investments	(142)	(124)
Net sales of short-term securities	410	49
Securities transactions in course of settlement	202	157
Other	(53)	(63)
Net cash used in investing activities	(381)	(515)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(350)	(225)
Treasury stock acquired — net employee share-based compensation	(51)	(61)
Dividends paid to shareholders	(197)	(190)
Payment of debt	(100)	—
Issuance of debt	491	—
Issuance of common stock — employee share options	85	83
Net cash used in financing activities	(122)	(393)
Effect of exchange rate changes on cash	2	2
Net increase (decrease) in cash	53	(58)
Cash at beginning of year	344	307
Cash at end of period	$397	$249

Supplemental disclosure of cash flow information
Income taxes paid	$56	$2
Interest paid	$39	$43
 The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the Company’s 2017 Annual Report).

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.

Adoption of Accounting Standards

Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board (FASB) issued updated guidance to address the recognition, measurement, presentation and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance was effective for the quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of $22 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (AOCI) by the same amount. The Company elected to report changes in the fair value of equity investments in net realized investment gains (losses). At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On February 14, 2018, the FASB issued updated guidance that allows a reclassification from AOCI to retained earnings of the stranded tax effects that occurred due to the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA). The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which there are items impacted by the TCJA remaining in AOCI or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in an increase in retained earnings of $24 million as of January 1, 2018 and a decrease in AOCI by the same amount.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. The updated guidance was effective for reporting periods beginning after December 15, 2017, and requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. For the three months ended March 31, 2018, approximately $40 million,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

or less than 1% of the Company's total revenues, were within the scope of this updated guidance and were generated from the services described below.

While insurance contracts are not within the scope of this updated guidance, the Company’s revenue related to certain services with no underlying insurance risk is subject to the updated guidance. These services include the following: (i) insurance-related services, such as risk management services, claims administration, loss control and risk management information services on behalf of non-insureds; (ii) servicing carrier fees for various residual market pools and associations; and (iii) administrative fees related to servicing third-party insurers’ obligations to participate in the Workers' Compensation Residual Market Plans in certain states. The revenues earned from these service contracts were not impacted by the adoption of the updated guidance. These revenues are earned on a pro rata basis over the contract service period and reported in fee income in the Company’s consolidated statement of income.

Commissions earned from on-line insurance brokerage services are also subject to this updated guidance and were also not impacted by the adoption of the updated guidance. Commissions are earned upon collection of the gross premium in accordance with the contracts and an accrual is made to recognize policy cancellations, either at the policyholder’s direction or for non-payment. Commissions are reported in other revenues in the Company's consolidated statement of income.

The Company does not capitalize the costs to obtain or fulfill the contracts for which revenues are reported in fee income and other income, and has not recognized any impairment losses on the receivables related to these contracts during the three months ended March 31, 2018.

The Company adopted the updated guidance effective January 1, 2018. The adoption did not have an effect on the Company’s results of operations, financial position or liquidity.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued updated guidance on the classification of cash flows related to certain activities in the statement of cash flows to reduce diversity in practice. The updated guidance was effective for reporting periods beginning after December 15, 2017 and was applied retrospectively to all periods presented. Under the new guidance, distributions received on equity method investments that are considered to be a return on investment are reported as cash flows from operating activities. These distributions were previously reported as cash flows from investing activities. The adoption of this guidance had no effect on the Company’s results of operations, financial position or liquidity.
For information regarding accounting standards that the Company adopted during the years presented, see the “Adoption of Accounting Standards” section of note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Accounting Standards Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2018
Premiums	$3,568	$582	$2,387	$6,537
Net investment income	446	58	99	603
Fee income	99	—	4	103
Other revenues	31	6	17	54
Total segment revenues (1)	$4,144	$646	$2,507	$7,297

Segment income (1)	$452	$173	$129	$754

2017
Premiums	$3,429	$555	$2,199	$6,183
Net investment income	453	61	96	610
Fee income	109	—	4	113
Other revenues	9	5	16	30
Total segment revenues (1)	$4,000	$621	$2,315	$6,936

Segment income (1)	$442	$145	$89	$676
_________________________________________________________

(1)
Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.             SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$971	$976
Commercial automobile	562	506
Commercial property	438	435
General liability	521	491
Commercial multi-peril	805	774
Other	7	7
Total Domestic	3,304	3,189
International	264	240
Total Business Insurance	3,568	3,429
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	246	234
General liability	242	235
Other	47	45
Total Domestic	535	514
International	47	41
Total Bond & Specialty Insurance	582	555
Personal Insurance:
Domestic:
Automobile	1,225	1,094
Homeowners and Other	995	955
Total Domestic	2,220	2,049
International	167	150
Total Personal Insurance	2,387	2,199
Total earned premiums	6,537	6,183
Net investment income	603	610
Fee income	103	113
Other revenues	54	30
Total segment revenues	7,297	6,936
Other revenues	—	1
Net realized investment gains (losses)	(11)	5
Total revenues	$7,286	$6,942
Income reconciliation, net of tax
Total segment income	$754	$676
Interest Expense and Other (1)	(76)	(62)
Core income	678	614
Net realized investment gains (losses)	(9)	3
Net income	$669	$617
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $70 million and $58 million in the three months ended March 31, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.             SEGMENT INFORMATION, Continued

(in millions)	March 31, 2018	December 31, 2017
Asset reconciliation
Business Insurance	$78,747	$78,082
Bond & Specialty Insurance	8,787	8,776
Personal Insurance	15,605	15,949
Total segment assets	103,139	102,807
Other assets (1)	537	676
Total consolidated assets	$103,676	$103,483
 _________________________________________________________

(1)
The primary components of other assets at March 31, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets, and the primary components at December 31, 2017 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan, other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,051	$2	$19	$2,034
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,593	215	127	13,681
Revenue	10,512	177	91	10,598
State general obligation	1,391	21	12	1,400
Pre-refunded	3,638	123	—	3,761
Total obligations of states, municipalities and political subdivisions	29,134	536	230	29,440
Debt securities issued by foreign governments	1,326	9	8	1,327
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,495	76	40	2,531
All other corporate bonds	27,000	231	389	26,842
Redeemable preferred stock	87	5	—	92
Total	$62,093	$859	$686	$62,266

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,080	$4	$8	$2,076
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,488	444	26	13,906
Revenue	11,307	338	19	11,626
State general obligation	1,443	44	3	1,484
Pre-refunded	3,758	142	1	3,899
Total obligations of states, municipalities and political subdivisions	29,996	968	49	30,915
Debt securities issued by foreign governments	1,505	14	10	1,509
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	87	11	2,410
All other corporate bonds	25,311	478	100	25,689
Redeemable preferred stock	90	5	—	95
Total	$61,316	$1,556	$178	$62,694

Pre-refunded bonds of $3.76 billion and $3.90 billion at March 31, 2018 and December 31, 2017, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.09 billion and $188 million during the three months ended March 31, 2018 and 2017, respectively. Gross gains of $6 million and $7 million and gross losses of $6 million and $2 million were realized on those sales during the three months ended March 31, 2018 and 2017, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at March 31, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$330	$4	$10	$324
Non-redeemable preferred stock	101	11	6	106
Total	$431	$15	$16	$430

				Fair
(at December 31, 2017, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$332	$8	$1	$339
Non-redeemable preferred stock	108	12	6	114
Total	$440	$20	$7	$453

For the three months ended March 31, 2018, the Company recognized $13 million of net losses on equity securities still held as of March 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

Proceeds from sales of equity securities previously classified as available for sale were $21 million during the three months ended March 31, 2017.  Gross gains of $6 million and gross losses of less than $1 million were realized on those sales during the three months ended March 31, 2017.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at March 31, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,332	$15	$549	$4	$1,881	$19
Obligations of states, municipalities and political subdivisions	5,823	94	2,863	136	8,686	230
Debt securities issued by foreign governments	431	7	32	1	463	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,474	32	235	8	1,709	40
All other corporate bonds	14,816	294	1,910	95	16,726	389
Total fixed maturities	$23,876	$442	$5,589	$244	$29,465	$686

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,150	$5	$470	$3	$1,620	$8
Obligations of states, municipalities and political subdivisions	505	2	2,959	47	3,464	49
Debt securities issued by foreign governments	394	6	111	4	505	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,021	7	250	4	1,271	11
All other corporate bonds	6,062	48	1,990	52	8,052	100
Total fixed maturities	9,132	68	5,780	110	14,912	178
Equity securities
Public common stock	18	—	34	1	52	1
Non-redeemable preferred stock	3	—	56	6	59	6
Total equity securities	21	—	90	7	111	7
Total	$9,153	$68	$5,870	$117	$15,023	$185

At March 31, 2018, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $0 and $2 million for the three months ended March 31, 2018 and 2017, respectively.

The cumulative amount of credit losses on fixed maturities held at March 31, 2018 and 2017 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $75 million and $83 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months ended March 31, 2018 and 2017 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At March 31, 2018 and December 31, 2017, the Company had $250 million and $400 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains and losses related to U.S. Treasury futures contracts for the three months ended March 31, 2018 and 2017 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both March 31, 2018 and December 31, 2017.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $146 million and $127 million at March 31, 2018 and December 31, 2017, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $101 million and $77 million at March 31, 2018 and December 31, 2017, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.     FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,034	$2,034	$—	$—
Obligations of states, municipalities and political subdivisions	29,440	—	29,428	12
Debt securities issued by foreign governments	1,327	—	1,327	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,531	—	2,491	40
All other corporate bonds	26,842	1	26,646	195
Redeemable preferred stock	92	3	89	—
Total fixed maturities	62,266	2,038	59,981	247
Equity securities
Public common stock	324	324	—	—
Non-redeemable preferred stock	106	42	64	—
Total equity securities	430	366	64	—
Other investments	55	17	—	38
Total	$62,751	$2,421	$60,045	$285

(at December 31, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$2,076	$—	$—
Obligations of states, municipalities and political subdivisions	30,915	—	30,910	5
Debt securities issued by foreign governments	1,509	—	1,509	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	—	2,371	39
All other corporate bonds	25,689	11	25,518	160
Redeemable preferred stock	95	3	92	—
Total fixed maturities	62,694	2,090	60,400	204
Equity securities
Public common stock	339	339	—	—
Non-redeemable preferred stock	114	45	69	—
Total equity securities	453	384	69	—
Other investments	57	19	—	38
Total	$63,204	$2,493	$60,469	$242

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

(at March 31, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,486	$4,486	$835	$3,612	$39
Financial liabilities:
Debt	$6,963	$7,835	$—	$7,835	$—

(at December 31, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,895	$4,895	$1,238	$3,622	$35
Financial liabilities:
Debt	$6,471	$7,702	$—	$7,702	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2018 or year ended December 31, 2017.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2018	December 31, 2017
Business Insurance	$2,597	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	786	790
Other	26	26
Total	$3,959	$3,951
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$80	$5	$75
Contract-based (1)	209	170	39
Total subject to amortization	289	175	114
Not subject to amortization	227	—	227
Total	$516	$175	$341

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.     GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$77	$4	$73
Contract-based (1)	209	167	42
Total subject to amortization	286	171	115
Not subject to amortization	227	—	227
Total	$513	$171	$342
 _________________________________________________________

(1)
Contract-based intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangible assets. Fair value adjustments recorded in connection with insurance acquisitions were based on management’s estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves.  The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

Amortization expense of intangible assets was $4 million and $3 million for the three months ended March 31, 2018 and 2017, respectively.  Intangible asset amortization expense is estimated to be $11 million for the remainder of 2018, $14 million in 2019, $13 million in 2020, $12 million in 2021 and $11 million in 2022.

6.             INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2018	December 31, 2017
Property-casualty	$49,794	$49,633
Accident and health	16	17
Total	$49,810	$49,650

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the three months ended March 31, 2018 and 2017:

(for the three months ended March 31, in millions)	2018	2017
Claims and claim adjustment expense reserves at beginning of year	$49,633	$47,929
Less reinsurance recoverables on unpaid losses	8,123	7,981
Net reserves at beginning of year	41,510	39,948

Estimated claims and claim adjustment expenses for claims arising in the current year	4,391	4,126
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(116)	(50)
Total increases	4,275	4,076

Claims and claim adjustment expense payments for claims arising in:
Current year	1,009	887
Prior years	3,040	2,812
Total payments	4,049	3,699
Unrealized foreign exchange (gain) loss	(10)	34
Net reserves at end of period	41,726	40,359
Plus reinsurance recoverables on unpaid losses	8,068	7,942
Claims and claim adjustment expense reserves at end of period	$49,794	$48,301

Gross claims and claim adjustment expense reserves at March 31, 2018 increased by $161 million from December 31, 2017, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first quarter of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

Reinsurance recoverables on unpaid losses at March 31, 2018 decreased by $55 million from December 31, 2017, primarily reflecting the impacts of cash collections in the first three months of 2018.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2018 and 2017, estimated claims and claim adjustment expenses incurred included $116 million and $50 million, respectively, of net favorable development for claims arising in prior years, including $150 million and $81 million, respectively, of net favorable prior year reserve development and $13 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the first quarter of 2018 totaled $66 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for recent accident years and (ii) the commercial property product line for accident year 2016, partially offset by (iii) higher than expected loss experience in the commercial automobile product line for recent accident years.  Net favorable prior year reserve development in the first quarter of 2017 totaled $61 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the general liability product line for both primary and excess coverages for accident years 2009 and prior as well as accident year 2014, partially offset by (iii) net unfavorable prior year reserve development in the Company’s international operations in Europe due to the U.K. Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2018 totaled $35 million, primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for multiple accident years. Net favorable prior year reserve development in the first quarter of 2017 totaled $14 million.

Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2018 totaled $49 million, primarily driven by better than expected loss experience in the segment's domestic operations in the Homeowners and Other product line for accident years 2016 and 2017 and in the Automobile product line for accident year 2017. Net favorable prior year reserve development in the first quarter of 2017 totaled $6 million.

7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2018.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2017	$747	$207	$(686)	$(611)	$(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(34)	—	—	—	(34)
Income tax benefit	(12)	—	—	—	(12)
Net of income taxes	(22)	—	—	—	(22)

Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	145	7	(141)	(35)	(24)
Total effect of adoption of new guidance at January 1, 2018, net of tax	123	7	(141)	(35)	(46)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(950)	(1)	—	1	(950)
Amounts reclassified from AOCI, net of tax	—	—	17	—	17
Net OCI, current period	(950)	(1)	17	1	(933)
Balance, March 31, 2018	$(80)	$213	$(810)	$(645)	$(1,322)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2018	2017

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,203)	$144
Income tax expense (benefit)	(253)	51
Net of taxes	(950)	93

Having credit losses recognized in the consolidated statement of income	(2)	—
Income tax benefit	(1)	—
Net of taxes	(1)	—

Net changes in benefit plan assets and obligations	22	17
Income tax expense	5	5
Net of taxes	17	12

Net changes in unrealized foreign currency translation	6	41
Income tax expense	5	6
Net of taxes	1	35

Total other comprehensive income (loss)	(1,177)	202
Total income tax expense (benefit)	(244)	62
Total other comprehensive income (loss), net of taxes	$(933)	$140

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

	Three Months Ended March 31,
(in millions)	2018	2017

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$—	$(10)
Income tax expense (2)	—	(3)
Net of taxes	—	(7)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	9	7
General and administrative expenses (3)	13	10
Total	22	17
Income tax benefit (2)	5	5
Net of taxes	17	12

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	22	7
Total income tax benefit	5	2
Total reclassifications, net of taxes	$17	$5
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

8.                                      DEBT

Debt Issuance.  On March 7, 2018, the Company issued $500 million aggregate principal amount of 4.05% senior notes that will mature on March 7, 2048.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $491 million.  Interest on the senior notes is payable semi-annually in arrears on March 7 and September 7, commencing on September 7, 2018.  Prior to September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 7, 2047 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points.  On or after September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Commercial Paper.  The Company had $0 and $100 million of commercial paper outstanding at March 31, 2018 and December 31, 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                          COMMON SHARE REPURCHASES

During the three months ended March 31, 2018, the Company repurchased 2.5 million shares under its share repurchase authorization, for a total cost of $350 million.  The average cost per share repurchased was $141.84.  In addition, the Company acquired 0.3 million shares for a total cost of $51 million during the three months ended March 31, 2018, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At March 31, 2018, the Company had $4.21 billion of capacity remaining under its share repurchase authorization.

10.                EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017

Basic and Diluted
Net income, as reported	$669	$617
Participating share-based awards — allocated income	(5)	(4)
Net income available to common shareholders — basic and diluted	$664	$613

Common Shares
Basic
Weighted average shares outstanding	271.0	279.7

Diluted
Weighted average shares outstanding	271.0	279.7
Weighted average effects of dilutive securities — stock options and performance shares	2.9	2.7
Total	273.9	282.4

Net Income per Common Share
Basic	$2.45	$2.19
Diluted	$2.42	$2.17

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2018:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,207,090	$98.23	6.6 years	$253
Exercisable at end of period	3,696,007	$84.13	5.2 years	$202
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $44 million and $42 million for the three months ended March 31, 2018 and 2017, respectively.  The related tax benefits recognized in the consolidated statement of income were $8 million and $14 million for the three months ended March 31, 2018 and 2017, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2018 was $233 million, which is expected to be recognized over a weighted-average period of 2.2 years.

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2018	2017	2018	2017

Net Periodic Benefit Cost:
Service cost	$33	$30	$—	$—

Non-service cost:
Interest cost on benefit obligation	31	31	2	2
Expected return on plan assets	(66)	(60)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	23	18	—	—
Total non-service cost (benefit)	(12)	(11)	1	1
Net periodic benefit cost	$21	$19	$1	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the three months ended March 31, 2018 and 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2018	2017	2018	2017
Service Cost:
Claims and claim adjustment expenses	$13	$12	$—	$—
General and administrative expenses	20	18	—	—
Total service cost	33	30	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(5)	(4)	—	—
General and administrative expenses	(7)	(7)	1	1
Total non-service cost (benefit)	(12)	(11)	1	1
Net periodic benefit cost	$21	$19	$1	$1

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.61 billion and $1.56 billion at March 31, 2018 and December 31, 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at March 31, 2018, of which $1 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at March 31, 2018, approximately $23 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2018, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at March 31, 2018.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended March 31, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,468	$2,069	$—	$—	$6,537
Net investment income	412	185	6	—	603
Fee income	103	—	—	—	103
Net realized investment gains (losses) (1)	2	(12)	(1)	—	(11)
Other revenues	27	28	—	(1)	54
Total revenues	5,012	2,270	5	(1)	7,286

Claims and expenses
Claims and claim adjustment expenses	2,910	1,386	—	—	4,296
Amortization of deferred acquisition costs	705	356	—	—	1,061
General and administrative expenses	729	328	6	(1)	1,062
Interest expense	11	—	78	—	89
Total claims and expenses	4,355	2,070	84	(1)	6,508
Income (loss) before income taxes	657	200	(79)	—	778
Income tax expense (benefit)	106	32	(29)	—	109
Net income of subsidiaries	—	—	719	(719)	—
Net income	$551	$168	$669	$(719)	$669
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended March 31, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses recognized in net realized investment gains (losses)	$—	$—	$—	$—	$—
OTTI gains recognized in OCI	$—	$—	$—	$—	$—

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

_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended March 31, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$—	$(1)	$—	$—	$(1)
OTTI losses recognized in net realized investment gains (losses)	$(1)	$(1)	$—	$—	$(2)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the three months ended March 31, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$551	$168	$669	$(719)	$669

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(838)	(364)	(1)	—	(1,203)
Having credit losses recognized in the consolidated statement of income	(1)	(1)	—	—	(2)
Net changes in benefit plan assets and obligations	—	—	22	—	22
Net changes in unrealized foreign currency translation	(25)	31	—	—	6
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(864)	(334)	21	—	(1,177)
Income tax expense (benefit)	(175)	(77)	8	—	(244)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(689)	(257)	13	—	(933)
Other comprehensive loss of subsidiaries	—	—	(946)	946	—
Other comprehensive loss	(689)	(257)	(933)	946	(933)
Comprehensive loss	$(138)	$(89)	$(264)	$227	$(264)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At March 31, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,093)	$42,958	$19,225	$83	$—	$62,266
Equity securities, at fair value (cost $431)	147	103	180	—	430
Real estate investments	54	900	—	—	954
Short-term securities	2,022	714	1,750	—	4,486
Other investments	2,745	842	1	—	3,588
Total investments	47,926	21,784	2,014	—	71,724
Cash	175	221	1	—	397
Investment income accrued	388	175	4	—	567
Premiums receivable	5,073	2,463	—	—	7,536
Reinsurance recoverables	5,823	2,475	—	—	8,298
Ceded unearned premiums	687	90	—	—	777
Deferred acquisition costs	1,887	199	—	—	2,086
Deferred taxes	115	271	(18)	—	368
Contractholder receivables	3,907	928	—	—	4,835
Goodwill	2,587	1,381	—	(9)	3,959
Other intangible assets	201	140	—	—	341
Investment in subsidiaries	—	—	27,090	(27,090)	—
Other assets	2,150	342	310	(14)	2,788
Total assets	$70,919	$30,469	$29,401	$(27,113)	$103,676

Liabilities
Claims and claim adjustment expense reserves	$33,447	$16,363	$—	$—	$49,810
Unearned premium reserves	9,336	4,088	—	—	13,424
Contractholder payables	3,907	928	—	—	4,835
Payables for reinsurance premiums	295	203	—	—	498
Debt	693	14	6,270	(14)	6,963
Other liabilities	3,922	1,091	154	—	5,167
Total liabilities	51,600	22,687	6,424	(14)	80,697

Shareholders’ equity
Common stock (1,750.0 shares authorized; 270.3 shares issued and 270.2 shares outstanding)	—	390	22,995	(390)	22,995
Additional paid-in capital	11,634	6,972	—	(18,606)	—
Retained earnings	7,974	650	33,979	(8,622)	33,981
Accumulated other comprehensive loss	(289)	(230)	(1,322)	519	(1,322)
Treasury stock, at cost (503.7 shares)	—	—	(32,675)	—	(32,675)
Total shareholders’ equity	19,319	7,782	22,977	(27,099)	22,979
Total liabilities and shareholders’ equity	$70,919	$30,469	$29,401	$(27,113)	$103,676

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,316)	$43,240	$19,372	$82	$—	$62,694
Equity securities, available for sale, at fair value (cost $440)	161	111	181	—	453
Real estate investments	54	878	—	—	932
Short-term securities	2,751	914	1,230	—	4,895
Other investments	2,673	854	1	—	3,528
Total investments	48,879	22,129	1,494	—	72,502
Cash	157	187	—	—	344
Investment income accrued	418	183	5	—	606
Premiums receivable	4,852	2,292	—	—	7,144
Reinsurance recoverables	5,842	2,467	—	—	8,309
Ceded unearned premiums	493	58	—	—	551
Deferred acquisition costs	1,835	190	—	—	2,025
Deferred taxes	(89)	173	(14)	—	70
Contractholder receivables	3,854	921	—	—	4,775
Goodwill	2,592	1,368	—	(9)	3,951
Other intangible assets	202	140	—	—	342
Investment in subsidiaries	—	—	27,946	(27,946)	—
Other assets	2,181	(3)	700	(14)	2,864
Total assets	$71,216	$30,105	$30,131	$(27,969)	$103,483

Liabilities
Claims and claim adjustment expense reserves	$33,386	$16,264	$—	$—	$49,650
Unearned premium reserves	8,957	3,958	—	—	12,915
Contractholder payables	3,854	921	—	—	4,775
Payables for reinsurance premiums	165	109	—	—	274
Debt	693	14	5,878	(14)	6,571
Other liabilities	4,161	882	524	—	5,567
Total liabilities	51,216	22,148	6,402	(14)	79,752

Shareholders’ equity
Common stock (1,750.0 shares authorized; 271.5 shares issued and 271.4 shares outstanding)	—	390	22,886	(390)	22,886
Additional paid-in capital	11,634	6,972	—	(18,606)	—
Retained earnings	8,036	594	33,460	(8,628)	33,462
Accumulated other comprehensive income (loss)	330	1	(343)	(331)	(343)
Treasury stock, at cost (500.9 shares)	—	—	(32,274)	—	(32,274)
Total shareholders’ equity	20,000	7,957	23,729	(27,955)	23,731
Total liabilities and shareholders’ equity	$71,216	$30,105	$30,131	$(27,969)	$103,483

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$551	$168	$669	$(719)	$669
Net adjustments to reconcile net income to net cash provided by operating activities	(126)	(57)	(22)	90	(115)
Net cash provided by operating activities	425	111	647	(629)	554
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,453	493	4	—	1,950
Proceeds from sales of investments:
Fixed maturities	729	356	—	—	1,085
Equity securities	8	18	—	—	26
Real estate investments	—	—	—	—	—
Other investments	76	38	—	—	114
Purchases of investments:
Fixed maturities	(2,836)	(1,078)	(6)	—	(3,920)
Equity securities	(1)	(18)	(1)	—	(20)
Real estate investments	—	(33)	—	—	(33)
Other investments	(115)	(27)	—	—	(142)
Net sales (purchases) of short-term securities	729	201	(520)	—	410
Securities transactions in course of settlement	147	56	(1)	—	202
Other	(52)	(1)	—	—	(53)
Net cash provided by (used in) investing activities	138	5	(524)	—	(381)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(350)	—	(350)
Treasury stock acquired — net employee share-based compensation	—	—	(51)	—	(51)
Dividends paid to shareholders	—	—	(197)	—	(197)
Payment of debt	—	—	(100)	—	(100)
Issuance of debt	—	—	491	—	491
Issuance of common stock — employee share options	—	—	85	—	85
Dividends paid to parent company	(544)	(85)	—	629	—
Net cash used in financing activities	(544)	(85)	(122)	629	(122)
Effect of exchange rate changes on cash	(1)	3	—	—	2
Net increase in cash	18	34	1	—	53
Cash at beginning of year	157	187	—	—	344
Cash at end of period	$175	$221	$1	$—	$397
Supplemental disclosure of cash flow information
Income taxes paid	$13	$43	$—	$—	$56
Interest paid	$16	$—	$23	$—	$39

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

 CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$508	$144	$617	$(652)	$617
Net adjustments to reconcile net income to net cash provided by operating activities	160	9	205	(143)	231
Net cash provided by operating activities	668	153	822	(795)	848
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,638	580	—	—	2,218
Proceeds from sales of investments:
Fixed maturities	88	100	—	—	188
Equity securities	2	19	—	—	21
Real estate investments	—	11	—	—	11
Other investments	96	26	—	—	122
Purchases of investments:
Fixed maturities	(2,191)	(864)	(1)	—	(3,056)
Equity securities	(1)	(20)	(1)	—	(22)
Real estate investments	—	(16)	—	—	(16)
Other investments	(96)	(28)	—	—	(124)
Net sales (purchases) of short-term securities	245	233	(429)	—	49
Securities transactions in course of settlement	102	53	2	—	157
Other	(70)	7	—	—	(63)
Net cash provided by (used in) investing activities	(187)	101	(429)	—	(515)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(225)	—	(225)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(190)	—	(190)
Issuance of common stock — employee share options	—	—	83	—	83
Dividends paid to parent company	(532)	(263)	—	795	—
Net cash used in financing activities	(532)	(263)	(393)	795	(393)
Effect of exchange rate changes on cash	1	1	—	—	2
Net decrease in cash	(50)	(8)	—	—	(58)
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$91	$156	$2	$—	$249
Supplemental disclosure of cash flow information
Income taxes paid	$1	$1	$—	$—	$2
Interest paid	$16	$—	$27	$—	$43

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2018 First Quarter Consolidated Results of Operations

•	Net income of $669 million, or $2.45 per share basic and $2.42 per share diluted

•	Net earned premiums of $6.54 billion

•	Catastrophe losses of $354 million ($280 million after-tax)

•	Net favorable prior year reserve development of $150 million ($119 million after-tax)

•	Combined ratio of 95.5%

•	Net investment income of $603 million ($513 million after-tax)

•	Operating cash flows of $554 million

2018 First Quarter Consolidated Financial Condition

•	Total investments of $71.72 billion; fixed maturities and short-term securities comprised 93% of total investments

•	Total assets of $103.68 billion

•	Total debt of $6.96 billion, resulting in a debt-to-total capital ratio of 23.3% (23.4% excluding net unrealized investment gains, net of tax)

•	Repurchased 2.8 million common shares for total cost of $401 million and paid $197 million of dividends to shareholders

•	Shareholders’ equity of $22.98 billion

•	Net unrealized investment gains of $175 million ($133 million after-tax)

•	Book value per common share of $85.03

•	Holding company liquidity of $1.80 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2018	2017

Revenues
Premiums	$6,537	$6,183
Net investment income	603	610
Fee income	103	113
Net realized investment gains (losses)	(11)	5
Other revenues	54	31
Total revenues	7,286	6,942

Claims and expenses
Claims and claim adjustment expenses	4,296	4,094
Amortization of deferred acquisition costs	1,061	1,003
General and administrative expenses	1,062	996
Interest expense	89	89
Total claims and expenses	6,508	6,182
Income before income taxes	778	760
Income tax expense	109	143
Net income	$669	$617

Net income per share
Basic	$2.45	$2.19
Diluted	$2.42	$2.17

Combined ratio
Loss and loss adjustment expense ratio	64.9%	65.3%
Underwriting expense ratio	30.6	30.7
Combined ratio	95.5%	96.0%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.42 in the first quarter of 2018 increased by 12% over diluted net income per share of $2.17 in the same period of 2017.  Net income of $669 million in the first quarter of 2018 increased by 8% over net income of $617 million in the same period of 2017.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income primarily reflected a decrease in income tax expense and an increase in income before income taxes. The increase in income before income taxes primarily reflected the pre-tax impact of higher net favorable prior year reserve development. Catastrophe losses in the first quarters of 2018 and 2017 were $354 million and $347 million, respectively.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 was $150 million and $81 million, respectively.  Income tax expense in the first quarter of 2018 was lower than in the same period of 2017, as the impact of (i) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the Tax Cuts and Jobs Act of 2017 (TCJA) was partially offset by the impacts of (ii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters and (iii) the increase in income before income taxes in the first quarter of 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months ended March 31, 2018 and 2017, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2018 were $6.54 billion, $354 million or 6% higher than in the same period of 2017.  In Business Insurance, earned premiums in the first quarter of 2018 increased by 4% over the same period of 2017.  In Bond & Specialty Insurance, earned premiums in the first quarter of 2018 increased by 5% over the same period of 2017.  In Personal Insurance, earned premiums in the first quarter of 2018 increased by 9% over the same period of 2017.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Average investments (1)	$72,524	$70,865
Pre-tax net investment income	603	610
After-tax net investment income	513	480
Average pre-tax yield (2)	3.3%	3.4%
Average after-tax yield (2)	2.8%	2.7%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2018 was $603 million, $7 million or 1% lower than in the same period of 2017.  Net investment income from fixed maturity investments in the first quarter of 2018 was $481 million, $4 million higher than in the same period of 2017. The slight increase primarily resulted from a higher average level of fixed maturity investments, partially offset by lower long-term reinvestment rates available in the market. Net investment income from short-term securities in the first quarter of 2018 was $19 million, $8 million higher than in the same period of 2017. The increase primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the first quarter of 2018 was $113 million, $18 million lower than in the same period of 2017, primarily due to lower returns from private equity limited partnerships.

Fee Income
The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  The $10 million decrease in fee income in the first quarter of 2018 compared with the same period of 2017 is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2018	2017
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses	$—	$(2)
Net realized investment losses on equity securities still held	(13)	—
Other net realized investment gains, including from sales	2	7
Net realized investment gains (losses)	$(11)	$5

Other Revenues
Other revenues in the first quarters of 2018 and 2017 included installment premium charges.  Other revenues in the first quarter of 2018 also included revenues from Simply Business, which was acquired in August 2017.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2018 were $4.30 billion, $202 million or 5% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) normal quarterly variability in loss activity, partially offset by (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first quarter of 2018 primarily resulted from winter storms in the eastern United States, a wind and hail storm in the southern United States and mudslides in California.  Catastrophe losses in the first quarter of 2017 primarily resulted from wind and hail storms in several regions of the United States, as well as a winter storm in the eastern United States.

Factors contributing to net favorable prior year reserve development during the first quarters of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2018 and 2017, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2018 and 2017 for significant catastrophes that occurred in 2017 and 2016, and the estimate of ultimate losses for those catastrophes at March 31, 2018 and December 31, 2017.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2018 ranged from approximately $18 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	For The Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2018	2017	March 31, 2018	December 31, 2017

2016
PCS Serial Number:
21 — Severe wind and hail storms	$(1)	$1	$147	$148
25 — Severe wind and hail storms	(1)	5	177	178

2017
PCS Serial Number:
22 — Severe wind and hail storms	—	115	111	111
32 — Severe wind and hail storms	1	n/a	211	210
43 — Hurricane Harvey	(20)	n/a	234	254
44 — Hurricane Irma	(11)	n/a	176	187
48 — California wildfire — Tubbs fire	4	n/a	511	507

2018
PCS Serial Number:
15 — Winter storm	135	n/a	135	n/a
17 — Severe wind and hail storms	110	n/a	110	n/a
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2018 was $1.06 billion, $58 million or 6% higher than in the same period of 2017.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2018 were $1.06 billion, $66 million or 7% higher than in the same period of 2017, primarily reflecting the acquisition of Simply Business and normal quarterly variability in expenses. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in each of the first quarters of 2018 and 2017 was $89 million.

Income Tax Expense
Income tax expense in the first quarter of 2018 was $109 million, $34 million or 24% lower than in the same period of 2017, as the impact of (i) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA was partially offset by the impacts of (ii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters and (iii) the $18 million increase in income before income taxes in the first quarter of 2018.

The Company’s effective tax rate was 14% and 19% in the first quarters of 2018 and 2017, respectively.  The effective tax rates were lower than the statutory rates of 21% in the first quarter of 2018 and 35% in the first quarter of 2017, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The effective tax rate in the first quarter of 2017 included the impact of the reduction in income tax expense resulting from the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 95.5% in the first quarter of 2018 was 0.5 points lower than the combined ratio of 96.0% in the same period of 2017.  The loss and loss adjustment expense ratio of 64.9% in the first quarter of 2018 was 0.4 points lower than the loss and loss adjustment expense ratio of 65.3% in the same period of 2017.  The underwriting expense ratio of 30.6% for the first quarter of 2018 was 0.1 points lower than the underwriting expense ratio of 30.7% in the same period of 2017.

Catastrophe losses accounted for 5.4 points and 5.6 points of the 2018 and 2017 first quarter combined ratios, respectively.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 provided 2.3 points and 1.3 points of benefit, respectively, to the combined ratio.  The 2018 first quarter combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) was 0.7 points higher than the 2017 ratio on the same basis, primarily resulting from normal quarterly variability in both loss activity and expenses.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017
Business Insurance	$4,471	$4,271
Bond & Specialty Insurance	638	601
Personal Insurance	2,309	2,146
Total	$7,418	$7,018

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017
Business Insurance	$3,994	$3,855
Bond & Specialty Insurance	574	544
Personal Insurance	2,256	2,096
Total	$6,824	$6,495

Gross and net written premiums in the first quarter of 2018 increased by 6% and 5%, respectively, over the same period of 2017.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

Revenues
Earned premiums	$3,568	$3,429
Net investment income	446	453
Fee income	99	109
Other revenues	31	9
Total revenues	4,144	4,000

Total claims and expenses	3,622	3,429

Segment income before income taxes	522	571
Income tax expense	70	129
Segment income	$452	$442

Loss and loss adjustment expense ratio	65.7%	64.5%
Underwriting expense ratio	31.8	31.9
Combined ratio	97.5%	96.4%

Overview
Segment income in the first quarter of 2018 was $452 million, $10 million or 2% higher than segment income of $442 million in the same period of 2017. The increase in segment income primarily reflected a decrease in income tax expense, largely offset by a decrease in segment income before income taxes. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins").  Catastrophe losses in the first quarters of 2018 and 2017 were $138 million and $132 million, respectively.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 was $66 million and $61 million, respectively.  The lower underlying underwriting margins primarily resulted from the impacts of (i) loss cost trends that modestly exceeded earned pricing, the impact of which has been moderating in recent quarters, and (ii) normal quarterly variability in both loss activity and expenses. Income tax expense in the first quarter of 2018 was lower than in the same period of 2017, as the impacts of (i) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA and (ii) the decrease in segment income before income taxes in the first quarter of 2018, were partially offset by the impact of (iii) the $15 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2018 were $3.57 billion, $139 million or 4% higher than in the same period of 2017, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2018 was $446 million, $7 million or 2% lower than in the same period of 2017.   Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2018 compared with the same period of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the first quarter of 2018 was $99 million, $10 million or 9% lower than in the same period of 2017, reflecting lower serviced premium volume due to the depopulation of workers’ compensation residual market pools.

Other Revenues
Other revenues in the first quarters of 2018 and 2017 included installment premium charges.  Other revenues in the first quarter of 2018 also included revenues from Simply Business, which was acquired in August 2017.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2018 were $2.39 billion, $127 million or 6% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) normal quarterly variability in loss activity.

Factors contributing to net favorable prior year reserve development during the first quarters of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2018 was $580 million, $26 million or 5% higher than in the same period of 2017.  The increase in 2018 was generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2018 were $650 million, $40 million or 7% higher than in the same period of 2017, primarily reflecting the acquisition of Simply Business and normal quarterly variability in expenses.

Income Tax Expense
Income tax expense in the first quarter of 2018 was $70 million, $59 million, or 46% lower than in the same period of 2017, as the impacts of (i) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA and (ii) the $49 million decrease in segment income before income taxes in the first quarter of 2018, were partially offset by the impact of (iii) the $15 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 97.5% in the first quarter of 2018 was 1.1 points higher than the combined ratio of 96.4% in the same period of 2017.  The loss and loss adjustment expense ratio of 65.7% in the first quarter of 2018 was 1.2 points higher than the loss and loss adjustment expense ratio of 64.5% in the same period of 2017. The underwriting expense ratio of 31.8% for the first quarter of 2018 was 0.1 points lower than the underwriting expense ratio of 31.9% in the same period of 2017.

Catastrophe losses in the first quarters of 2018 and 2017 accounted for 3.9 points and 3.8 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 provided 1.9 points and 1.8 points of benefit, respectively, to the combined ratio. The 2018 first quarter underlying combined ratio was 1.1 points higher than the 2017 ratio on the same basis primarily resulting from the impacts of (i) loss cost trends that modestly exceeded earned pricing, the impact of which has been moderating in recent quarters, and (ii) normal quarterly variability in both loss activity and expenses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017
Domestic:
Select Accounts	$782	$765
Middle Market	2,359	2,264
National Accounts	521	471
National Property and Other	463	460
Total Domestic	4,125	3,960
International	346	311
Total Business Insurance	$4,471	$4,271

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017
Domestic:
Select Accounts	$773	$755
Middle Market	2,262	2,177
National Accounts	309	288
National Property and Other	380	386
Total Domestic	3,724	3,606
International	270	249
Total Business Insurance	$3,994	$3,855

Gross and net written premiums in the first quarter of 2018 increased by 5% and 4%, respectively, over the same period of 2017.

Select Accounts.  Net written premiums of $773 million in the first quarter of 2018 increased by 2% over the same period of 2017.  Business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive but were lower than in the same period of 2017.  New business premiums in the first quarter of 2018 increased over the same period of 2017.

Middle Market.  Net written premiums of $2.26 billion in the first quarter of 2018 increased by 4% over the same period of 2017.  Business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive and were higher than in the same period of 2017.  New business premiums in the first quarter of 2018 decreased from the same period of 2017.

National Accounts.  Net written premiums of $309 million in the first quarter of 2018 increased by 7% over the same period of 2017.  Business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive and were higher than in the same period of 2017.  New business premiums in the first quarter of 2018 decreased from the same period of 2017.

National Property and Other.  Net written premiums of $380 million in the first quarter of 2018 decreased by 2% from the same period of 2017.  Business retention rates in the first quarter of 2018 were strong and increased over the same period of 2017.  Renewal premium changes in the first quarter of 2018 remained positive and were higher than in the same period of 2017. New business premiums in the first quarter of 2018 were comparable with the same period of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International.  Net written premiums of $270 million in the first quarter of 2018 increased by 8% over the same period of 2017, primarily driven by the impact of changes in foreign currency exchange rates and increases in the Company’s operations at Lloyd’s and in Canada.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

Revenues
Earned premiums	$582	$555
Net investment income	58	61
Other revenues	6	5
Total revenues	646	621

Total claims and expenses	438	443

Segment income before income taxes	208	178
Income tax expense	35	33
Segment income	$173	$145

Loss and loss adjustment expense ratio	36.6%	40.6%
Underwriting expense ratio	38.1	38.8
Combined ratio	74.7%	79.4%

Overview
Segment income in the first quarter of 2018 was $173 million, $28 million or 19% higher than segment income of $145 million in the same period of 2017, primarily reflecting the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 was $35 million and $14 million, respectively.  Catastrophe losses in the first quarters of 2018 and 2017 were $0 and $1 million, respectively.  The higher underlying underwriting margins primarily resulted from the impact of higher business volumes. Income tax expense in the first quarter of 2018 was slightly higher than in the same period of 2017, as the impacts of (i) the $17 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters and (ii) the increase in segment income before income taxes in the first quarter of 2018, were largely offset by the impact of (iii) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2018 were $582 million, $27 million or 5% higher than in the same period of 2017, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2018 was $58 million, $3 million or 5% lower than in the same period of 2017. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment income in the first quarter of 2018 as compared with the same period of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2018 were $216 million, $11 million or 5% lower than in the same period of 2017, primarily reflecting (i) higher net favorable prior year reserve development, partially offset by (ii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the first quarter of 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2018 was $107 million, $4 million or 4% higher than in the same period of 2017.  The increase in 2018 was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2018 were $115 million, $2 million or 2% higher than in the same period of 2017.  The increase in 2018 primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2018 was $35 million, $2 million or 6% higher than in the same period of 2017, as the impacts of (i) the $17 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters and (ii) the $30 million increase in segment income before income taxes in the first quarter of 2018, were largely offset by the impact of (iii) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA.

Combined Ratio

The combined ratio of 74.7% in the first quarter of 2018 was 4.7 points lower than the combined ratio of 79.4% in the same period of 2017.  The loss and loss adjustment expense ratio of 36.6% in the first quarter of 2018 was 4.0 points lower than the loss and loss adjustment expense ratio of 40.6% in the same period of 2017. The underwriting expense ratio of 38.1% in the first quarter of 2018 was 0.7 points lower than the underwriting expense ratio of 38.8% in the same period of 2017.

Net favorable prior year reserve development in the first quarters of 2018 and 2017 provided 6.0 points and 2.6 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the first quarters of 2018 and 2017 accounted for 0.0 points and 0.1 points of the combined ratio, respectively.  The 2018 first quarter underlying combined ratio was 1.2 points lower than the 2017 ratio on the same basis, due to both a lower loss and loss adjustment expense ratio and underwriting expense ratio.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017

Domestic:
Management Liability	$364	$345
Surety	218	204
Total Domestic	582	549
International	56	52
Total Bond & Specialty Insurance	$638	$601

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017

Domestic:
Management Liability	$348	$330
Surety	185	174
Total Domestic	533	504
International	41	40
Total Bond & Specialty Insurance	$574	$544

Gross and net written premiums in the first quarter of 2018 both increased by 6% over the same period of 2017.

Domestic.  Net written premiums of $533 million in the first quarter of 2018 increased by 6% over the same period of 2017.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive but were lower than in the same period of 2017.  New business premiums in the first quarter of 2018 increased over the same period of 2017.

International.  Net written premiums of $41 million in the first quarter of 2018 increased by 3% over the same period of 2017, primarily driven by changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

Revenues
Earned premiums	$2,387	$2,199
Net investment income	99	96
Fee income	4	4
Other revenues	17	16
Total revenues	2,507	2,315

Total claims and expenses	2,350	2,213

Segment income before income taxes	157	102
Income tax expense	28	13
Segment income	$129	$89

Loss and loss adjustment expense ratio	70.7%	72.9%
Underwriting expense ratio	26.8	26.7
Combined ratio	97.5%	99.6%

Overview
Segment income in the first quarter of 2018 was $129 million, $40 million or 45% higher than segment income of $89 million in the same period of 2017, primarily reflecting the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins. Catastrophe losses in the first quarters of 2018 and 2017 were $216 million and $214 million, respectively.  Net favorable prior year reserve development in the first quarters of 2018 and 2017 was $49 million and $6 million, respectively. The higher underlying underwriting margins primarily resulted from the impacts of (i) earned pricing that exceeded loss cost trends in the Agency Automobile product line, partially offset by (ii) normal quarterly variability in non-

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

catastrophe weather-related losses in the Agency Homeowners and Other product line. Income tax expense in the first quarter of 2018 was higher than in the same period of 2017, as the impacts of (i) the increase in segment income before income taxes in 2018 and (ii) the $7 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters, were partially offset by the impact of (iii) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2018 were $2.39 billion, $188 million or 9% higher than in the same period of 2017.  The increase primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2018 was $99 million, $3 million or 3% higher than in the same period of 2017, primarily reflecting the impact of growth in business volumes. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2018 compared with the same period of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the first quarters of 2018 and 2017 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2018 were $1.69 billion, $86 million or 5% higher than in the same period of 2017, primarily reflecting (i) higher business volumes, (ii) loss cost trends and (iii) normal quarterly variability in non-catastrophe weather-related losses in the Homeowners and Other product line, partially offset by (iv) higher net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the first quarter of 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2018 was $374 million, $28 million or 8% higher than in the same period of 2017.  The increases in 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2018 were $288 million, $23 million or 9% higher than in the same period of 2017. The increases in 2018 primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2018 was $28 million, $15 million or 115% higher than in the same period of 2017, as the impacts of (i) the $55 million increase in segment income before income taxes in the first quarter of 2018 and (ii) the $7 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters, were partially offset by the impact of (iii) the lower U.S. corporate income tax rate in the first quarter of 2018 resulting from the TCJA.

Combined Ratio

The combined ratio of 97.5% in the first quarter of 2018 was 2.1 points lower than the combined ratio of 99.6% in the same period of 2017.  The loss and loss adjustment expense ratio of 70.7% in the first quarter of 2018 was 2.2 points lower than the loss and loss adjustment expense ratio of 72.9% in the same period of 2017.  The underwriting expense ratio of 26.8% for the first quarter of 2018 was 0.1 points higher than the underwriting expense ratio of 26.7% in the same period of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Catastrophe losses accounted for 9.0 points and 9.8 points of the combined ratio in the first quarters of 2018 and 2017, respectively. Net favorable prior year reserve development in the first quarters of 2018 and 2017 provided 2.0 points and 0.3 points of benefit, respectively, to the combined ratio. The 2018 first quarter underlying combined ratio was 0.4 points higher than the 2017 ratio on the same basis.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017

Domestic:
Agency:
Automobile	$1,192	$1,094
Homeowners and Other	873	835
Total Agency	2,065	1,929
Direct-to-Consumer	93	83
Total Domestic	2,158	2,012
International	151	134
Total Personal Insurance	$2,309	$2,146

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2018	2017

Domestic:
Agency:
Automobile	$1,183	$1,087
Homeowners and Other	832	794
Total Agency	2,015	1,881
Direct-to-Consumer	92	83
Total Domestic	2,107	1,964
International	149	132
Total Personal Insurance	$2,256	$2,096

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the first quarter of 2018 both increased by 7% over the same period of 2017.

Domestic Agency Automobile net written premiums of $1.18 billion in the first quarter of 2018 increased by 9% over the same period of 2017.  Business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive and were higher than in the same period of 2017.  New business premiums in the first quarter of 2018 decreased from the same period of 2017.

Domestic Agency Homeowners and Other net written premiums of $832 million in the first quarter of 2018 increased by 5% over the same period of 2017.  Business retention rates remained strong in the first quarter of 2018.  Renewal premium changes in the first quarter of 2018 remained positive and were higher than in the same period of 2017.  New business premiums in the first quarter of 2018 increased over the same period of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its Domestic Agency business, the Personal Insurance segment had approximately 7.0 million and 6.7 million active policies at March 31, 2018 and 2017, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $92 million in the first quarter of 2018 increased by 11% over the same period of 2017, primarily reflecting growth in automobile net written premiums due to positive renewal premium changes.

International net written premiums of $149 million in the first quarter of 2018 increased by 13% over the same period of 2017, primarily driven by growth in automobile net written premiums and the impact of changes in foreign currency exchange rates.

For its international and direct-to-consumer business, Personal Insurance had approximately 883,000 and 864,000 active policies at March 31, 2018 and 2017, respectively.

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2018	2017
Income (loss)	$(76)	$(62)

The Income (loss) for Interest Expense and Other in the first quarters of 2018 and 2017 was $(76) million and $(62) million, respectively.  Pre-tax interest expense in each of the first quarters of 2018 and 2017 was $89 million. After-tax interest expense in the first quarters of 2018 and 2017 was $70 million and $58 million, respectively. The increase in after-tax interest expense of $12 million primarily reflected the impact of the lower U.S. corporate income tax rate resulting from the TCJA.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders in the Home Office and Field Office, and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves and the Company’s evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

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

Net asbestos paid loss and loss expenses in the first quarter of 2018 were $33 million, compared with $58 million in the same period of 2017.  Net asbestos reserves were $1.25 billion at March 31, 2018, compared with $1.27 billion at March 31, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2018	2017
Beginning reserves:
Gross	$1,538	$1,512
Ceded	(257)	(186)
Net	1,281	1,326

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	56	76
Ceded	(23)	(18)
Net	33	58

Foreign exchange and other:
Gross	1	—
Ceded	—	—
Net	1	—

Ending reserves:
Gross	1,483	1,436
Ceded	(234)	(168)
Net	$1,249	$1,268
_________________________________________________________
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

The duration of the Company’s investigation and review of these claims and the time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company’s experience in resolving these claims, the duration may vary from months to several years.

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

Net environmental paid loss and loss expenses in the first quarters of 2018 and 2017 were $13 million and $16 million, respectively. At March 31, 2018, approximately 94% of the net environmental reserve (approximately $327 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $20 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2018	2017
Beginning reserves:
Gross	$373	$395
Ceded	(13)	(13)
Net	360	382

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	17	16
Ceded	(4)	—
Net	13	16

Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—

Ending reserves:
Gross	356	379
Ceded	(9)	(13)
Net	$347	$366

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2018 were $71.72 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2018 was $62.27 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2018 and December 31, 2017.  Below investment grade securities represented 2.7% of the total fixed maturity investment portfolio at both March 31, 2018 and December 31, 2017.  The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.6 excluding short-term securities) at March 31, 2018 and 4.0 (4.3 excluding short-term securities) at December 31, 2017.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2018 and December 31, 2017 included $29.44 billion and $30.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2018 and December 31, 2017 were $3.76 billion and $3.90 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aa1” at both March 31, 2018 and December 31, 2017.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2018 and December 31, 2017 included $2.53 billion and $2.41 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2018 and December 31, 2017 were $773 million and $804 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.76 billion and $1.61 billion at March 31, 2018 and December 31, 2017, respectively. Approximately 52% and 55% of the Company’s CMO holdings at March 31, 2018 and December 31, 2017, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $848 million and $717 million of non-guaranteed CMO holdings was “Aa3” at March 31, 2018 and “A1” at December 31, 2017.  The weighted average credit rating of all of the above securities was “Aa1” at both March 31, 2018 and December 31, 2017.  For further discussion regarding the Company’s

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2017 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2018 and December 31, 2017, the carrying value of the Company’s other investments was $3.59 billion and $3.53 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2017 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2018	December 31, 2017
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,336	$3,303
Allowance for uncollectible reinsurance	(110)	(111)
Net reinsurance recoverables	3,226	3,192
Mandatory pools and associations	1,976	2,011
Structured settlements	3,096	3,106
Total reinsurance recoverables	$8,298	$8,309

Net reinsurance recoverables increased by $34 million over December 31, 2017.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2018.  In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2018 will remain positive and will be higher than the levels attained in the same period of 2017. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2018 will remain positive and will be broadly consistent with the levels attained in the same period of 2017.  With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during the remainder of 2018 will be broadly consistent with the same

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

period of 2017.  In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes during the remainder of 2018 will remain positive but will be lower than the levels attained in the same period of 2017. The Company expects that domestic Agency Homeowners and Other renewal premium changes during the remainder of 2018 will remain positive and will be slightly higher than the levels attained in the same period of 2017. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment during the remainder of 2018 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the first quarter of 2018.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2018 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, the U.S. Federal budget, the imposition of tariffs or other barriers to international trade, further changes in U.S. tax laws, the repeal, replacement or modification of the Affordable Care Act, the United Kingdom’s withdrawal from the European Union, rapid changes in commodity prices and fluctuations in interest rates and foreign currency exchange rates. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during the remainder of 2018, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

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

It is possible that changes in economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I-Item 1A-Risk Factors-If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2017 Annual Report.

In Business Insurance, the Company expects underlying underwriting margins during the remainder of 2018 will be higher than in the same period of 2017, and the underlying combined ratio will be slightly lower than in the same period of 2017, assuming lower (and more normalized) levels of non-catastrophe weather-related losses and other loss activity.

In Bond & Specialty Insurance, the Company expects that underlying underwriting margins and the underlying combined ratio for the next two quarters of 2018 will be broadly consistent with the same period of 2017, and, in the last quarter of 2018, the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Company expects that underlying underwriting margins will be higher and the underlying combined ratio will be lower than in the same period of 2017 primarily due to a charge for a single international surety loss in the fourth quarter of 2017.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2018 will be higher than in the same period of 2017, and the underlying combined ratio during the remainder of 2018 will be lower than in the same period of 2017. In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2018 compared with the same period of 2017, reflecting actions taken to improve profitability. In Agency Homeowners and Other, the Company expects that underlying underwriting margins and the underlying combined ratio will be broadly consistent during the remainder of 2018 with the same period of 2017, assuming lower (and more normalized) levels of non-catastrophe weather-related losses and other loss activity.

Income Taxes.  As a result of the decrease in the U.S. corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act (TCJA), the Company’s effective tax rate will decline in 2018. The Company expects its results of operations for the remainder of 2018 will benefit from the impact of that rate change.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.6 excluding short-term securities) at March 31, 2018.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2018, the Company had $250 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in private equity limited partnerships, real estate, real estate partnerships and joint ventures, equity securities and hedge funds.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based primarily on the impact of the lower U.S. corporate income tax rate in 2018, as well as the impacts of (i) slightly higher levels of fixed maturity investments and (ii) higher short-term investment yields, partially offset by the impact of (iii) expected lower reinvestment yields on fixed maturity investments, the Company expects that during the remainder of 2018, after-tax net investment income from the fixed maturity and short-term investment portfolios will be approximately $40 million to $45 million higher on a quarterly basis as compared to the corresponding quarters of 2017. The impact of future market conditions on net investment income from the Company's remaining investment portfolios during the remainder of 2018 is hard to predict. If general economic conditions and/or investment market conditions change during the remainder of 2018, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments).

The Company had a net pre-tax unrealized investment gain of $173 million ($131 million after-tax) in its fixed maturity investment portfolio at March 31, 2018, compared to $1.38 billion ($1.09 billion after-tax) at December 31, 2017.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Pursuant to updated FASB guidance and beginning January 1, 2018, the Company’s equity securities, except those accounted for under the equity method of accounting, that have readily determinable fair values are measured at fair value with changes in fair value recognized as part of net realized investment gains. At March 31, 2018, the carrying value of the Company’s equity securities was $430 million. The Company currently expects that net pre-tax realized investment gains related to equity securities during the remainder of 2018, if any, will be lower than in the same period of 2017.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio” herein.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2017 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

the risk factor entitled “We are also subject to a number of additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2017 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in the Company’s 2017 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2018, see “Liquidity and Capital Resources.”

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates.  For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity.  For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2017 Annual Report.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 1A—Risk Factors” in the Company’s 2017 Annual Report and “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2017 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2018, TRV held total cash and short-term invested assets in the United States aggregating $1.80 billion and having a weighted average maturity of 52 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.16 billion).  TRV’s holding company liquidity of $1.80 billion at March 31, 2018, which included net proceeds from the issuance of senior notes in the first quarter of 2018 described below, exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2018.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 17, 2019 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 7, 2018 and which the Company is in the process of replacing.  This line of credit also supports TRV’s $800 million commercial paper program.  At March 31, 2018, the Company had no commercial paper outstanding.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $352 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2018. If uncollateralized letters

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On May 15, 2018, the Company’s $500 million, 5.80% senior notes will mature.  The Company will use the proceeds from the issuance of senior notes in March 2018 (described in more detail in note 8 of notes to the unaudited consolidated financial statements) to fund this maturity.

Operating Activities
Net cash provided by operating activities in the first quarter of 2018 and 2017 was $554 million and $848 million, respectively.  The decrease in cash flows in the first quarter of 2018 primarily reflected higher levels of payments for claims and claim adjustment expenses, partially offset by higher levels of collected premiums.  The higher level of payments for claims and claim adjustment expenses in the first quarter of 2018 included the impact of payments related to catastrophe losses incurred in 2017 and increased business volumes.

Investing Activities
Net cash used in investing activities in the first quarter of 2018 and 2017 was $381 million and $515 million, respectively.  The Company’s consolidated total investments at March 31, 2018 decreased by $778 million, or 1% from year-end 2017, primarily reflecting the impacts of a decrease in the unrealized appreciation of investments, common share repurchases and dividends paid to shareholders, partially offset by net cash flows provided by operating activities and net proceeds from the issuance of debt.

Financing Activities
Net cash used in financing activities in the first quarter of 2018 and 2017 was $122 million and $393 million, respectively.  The totals in both periods primarily reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises and, in the first quarter of 2018, net proceeds from the issuance of debt. Common share repurchases in the first three months of 2018 and 2017 were $401 million and $286 million, respectively.

Dividends.  Dividends paid to shareholders were $197 million and $190 million in the first three months of 2018 and 2017, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 24, 2018, the Company announced that it would increase its regular quarterly dividend from $0.72 per share to $0.77 per share, a 7% increase. The increased dividend is payable June 29, 2018 to shareholders of record on June 8, 2018.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the first quarter of 2018, the Company repurchased 2.5 million shares under its share repurchase authorization, for a total cost of $350 million.  The average cost per share repurchased was $141.84.  At March 31, 2018, the Company had $4.21 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2018 and December 31, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2018	December 31, 2017
Debt:
Short-term	$500	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(41)	(33)
Total debt	6,963	6,571

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,301	24,074
Accumulated other comprehensive loss	(1,322)	(343)
Total shareholders’ equity	22,979	23,731
Total capitalization	$29,942	$30,302

On March 7, 2018, the Company issued $500 million aggregate principal amount of 4.05% senior notes that will mature on March 7, 2048.  See note 8 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	March 31, 2018	December 31, 2017
Total capitalization	$29,942	$30,302
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	133	1,112
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$29,809	$29,190
Debt-to-total capital ratio	23.3%	21.7%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	23.4%	22.5%

The debt-to-total capital ratio excluding net unrealized gain on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 23.4% at March 31, 2018 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since February 15, 2018, the date on which the Company’s 2017 Annual Report was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2017 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2017.

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.84 billion at March 31, 2018) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2018			December 31, 2017
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,840	$6,832	$11,672	$4,878	$6,823	$11,701
Commercial property	999	393	1,392	1,039	401	1,440
Commercial multi-peril	1,924	1,949	3,873	1,954	1,916	3,870
Commercial automobile	2,239	1,336	3,575	2,237	1,271	3,508
Workers’ compensation	10,409	9,183	19,592	10,379	9,092	19,471
Fidelity and surety	270	325	595	274	300	574
Personal automobile	1,970	1,319	3,289	1,946	1,329	3,275
Homeowners and personal—other	790	755	1,545	795	710	1,505
International and other	2,725	1,536	4,261	2,728	1,561	4,289
Property-casualty	26,166	23,628	49,794	26,230	23,403	49,633
Accident and health	16	—	16	17	—	17
Claims and claim adjustment expense reserves	$26,182	$23,628	$49,810	$26,247	$23,403	$49,650

The $160 million increase in gross claims and claim adjustment expense reserves since December 31, 2017 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first quarter of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2017 Annual Report for a discussion of recently issued accounting pronouncements.

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

•
the impact of investment (including changes in interest rates), economic (including inflation, recent changes in tax law, rapid changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;

•	strategic and operational initiatives to improve profitability and competitiveness;

•	the Company's competitive advantages;

•	new product offerings; and

•	the impact of new or potential regulations imposed or to be imposed by the United States or other nations.

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

•	during or following a period of financial market disruption or an economic downturn, the Company’s business could be materially and adversely affected;

•	the Company’s investment portfolio is subject to credit risk and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses;

•	the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

•
within the United States, the Company’s businesses are heavily regulated by the states in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation may reduce the Company’s profitability and limit its growth;

•
a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs;

•
the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations, pay future shareholder dividends and/or make future share repurchases;

•	the Company’s efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may create enhanced risks;

•	the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;

•
the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as its business processes become more digital;

•
if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships, or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;

•
the Company is also subject to a number of additional risks associated with its business outside the United States, including foreign currency exchange fluctuations and restrictive regulations as well as the risks and uncertainties associated with the United Kingdom's withdrawal from the European Union;

•	regulatory changes outside of the United States, including in Canada, the United Kingdom and the European Union, could adversely impact the Company’s results of operations and limit its growth;

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

•	changes in federal regulation could impose significant burdens on the Company and otherwise adversely impact the Company’s results;

•	changes in U.S. tax laws or in the tax laws of other jurisdictions where the Company operates could adversely impact the Company; and

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2017 Annual Report filed with the SEC and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2017 Annual Report as updated by the Company's periodic filings with the SEC.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://twitter.com/Travelers.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Notifications” section under the "For Investors" heading at http://investor.travelers.com.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2017 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2017 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Simply Business from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Simply Business on August 4, 2017. Simply Business represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the quarter ended March 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended March 31, 2018, the Company integrated The Dominion of Canada General Insurance Company (Dominion) into the Company's general ledger. Except for the integration of Dominion into the Company's general ledger, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the integration of Dominion into the Company's general ledger and concluded they were effective. The Company is in the process of reviewing the internal control structure of Simply Business and, if necessary, will make appropriate changes as it integrates Simply Business into the Company's overall internal control over financial reporting process.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2017 Annual Report filed with the SEC.  In addition, please see “Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” and “—Critical Accounting Estimates” herein and in the Company’s 2017 Annual Report.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2018	January 31, 2018	359,172	$148.84	355,433	$4,503
February 1, 2018	February 28, 2018	1,698,131	$141.72	1,353,089	$4,312
March 1, 2018	March 31, 2018	759,591	$140.08	759,300	$4,206
Total		2,816,894	$142.19	2,467,822	$4,206

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017, adding an additional $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.

The Company acquired 349,072 shares for a total cost of $51 million during the three months ended March 31, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 6, 2018. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued

As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only “named executive officer” (i.e. an executive officer named in the compensation disclosures in the Company’s most recent proxy statement filed) that has entered into a Rule 10b5-1 trading plan that remains in effect.  Under the Company’s stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See “Compensation Discussion and Analysis - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 6, 2018.

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

101.1†
The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2018 and 2017; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

 _________________________________________________________
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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure except for the terms of the agreements or other documents themselves, and you should not rely on them for other than that purpose.  In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 24, 2018	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: April 24, 2018	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)