Form 10-Q
period 2018-06-30
TRAVELERS COMPANIES, INC.
filed 2018-07-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 16, 2018 was 267,683,231.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2018
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Premiums	$6,695	$6,351	$13,232	$12,534
Net investment income	595	598	1,198	1,208
Fee income	112	116	215	229
Net realized investment gains (1)	36	80	25	85
Other revenues	39	39	93	70

Total revenues	7,477	7,184	14,763	14,126

Claims and expenses
Claims and claim adjustment expenses	4,562	4,225	8,858	8,319
Amortization of deferred acquisition costs	1,081	1,032	2,142	2,035
General and administrative expenses	1,113	1,045	2,175	2,041
Interest expense	90	92	179	181
Total claims and expenses	6,846	6,394	13,354	12,576

Income before income taxes	631	790	1,409	1,550
Income tax expense	107	195	216	338
Net income	$524	$595	$1,193	$1,212

Net income per share
Basic	$1.93	$2.13	$4.39	$4.32
Diluted	$1.92	$2.11	$4.35	$4.28

Weighted average number of common shares outstanding
Basic	268.7	277.5	269.8	278.6
Diluted	271.1	280.0	272.5	281.2

Cash dividends declared per common share	$0.77	$0.72	$1.49	$1.39

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) losses were $(1) million and $(5) million for the three months ended June 30, 2018 and 2017, respectively, and $(1) million and $(6) million for the six months ended June 30, 2018 and 2017, respectively.  Of total OTTI, credit losses of $(1) million and $(5) million for the three months ended June 30, 2018 and 2017, respectively, and $(1) million and $(7) million for the six months ended June 30, 2018 and 2017, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0 million and $1 million for the six months ended June 30, 2018 and 2017, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$524	$595	$1,193	$1,212

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(298)	327	(1,501)	471
Having credit losses recognized in the consolidated statement of income	(12)	2	(14)	2
Net changes in benefit plan assets and obligations	21	17	43	34
Net changes in unrealized foreign currency translation	(158)	48	(152)	89
Other comprehensive income (loss) before income taxes	(447)	394	(1,624)	596
Income tax expense (benefit)	(81)	123	(325)	185
Other comprehensive income (loss), net of taxes	(366)	271	(1,299)	411
Comprehensive income (loss)	$158	$866	$(106)	$1,623

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,674 and $61,316)	$62,536	$62,694
Equity securities, at fair value (cost $409 and $440)	424	453
Real estate investments	954	932
Short-term securities	3,692	4,895
Other investments	3,555	3,528
Total investments	71,161	72,502
Cash	415	344
Investment income accrued	610	606
Premiums receivable	7,786	7,144
Reinsurance recoverables	8,258	8,309
Ceded unearned premiums	698	551
Deferred acquisition costs	2,161	2,025
Deferred taxes	463	70
Contractholder receivables	4,830	4,775
Goodwill	3,931	3,951
Other intangible assets	356	342
Other assets	2,854	2,864
Total assets	$103,523	$103,483

Liabilities
Claims and claim adjustment expense reserves	$49,961	$49,650
Unearned premium reserves	13,755	12,915
Contractholder payables	4,830	4,775
Payables for reinsurance premiums	396	274
Debt	6,464	6,571
Other liabilities	5,494	5,567
Total liabilities	80,900	79,752

Shareholders’ equity
Common stock (1,750.0 shares authorized; 267.8 and 271.5 shares issued, 267.7 and 271.4 shares outstanding)	23,040	22,886
Retained earnings	34,296	33,462
Accumulated other comprehensive loss	(1,688)	(343)
Treasury stock, at cost (506.4 and 500.9 shares)	(33,025)	(32,274)
Total shareholders’ equity	22,623	23,731
Total liabilities and shareholders’ equity	$103,523	$103,483

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the six months ended June 30,	2018	2017

Common stock
Balance, beginning of year	$22,886	$22,614
Employee share-based compensation	77	94
Compensation amortization under share-based plans	77	73
Balance, end of period	23,040	22,781

Retained earnings
Balance, beginning of year	33,462	32,196
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	22	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	24	—
Net income	1,193	1,212
Dividends	(406)	(391)
Other	1	(1)
Balance, end of period	34,296	33,016

Accumulated other comprehensive loss, net of tax
Balance, beginning of year	(343)	(755)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(22)	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(24)	—
Other comprehensive income (loss)	(1,299)	411
Balance, end of period	(1,688)	(344)

Treasury stock, at cost
Balance, beginning of year	(32,274)	(30,834)
Treasury stock acquired — share repurchase authorization	(700)	(700)
Net shares acquired related to employee share-based compensation plans	(51)	(61)
Balance, end of period	(33,025)	(31,595)

Total shareholders’ equity	$22,623	$23,858

Common shares outstanding
Balance, beginning of year	271.4	279.6
Treasury stock acquired — share repurchase authorization	(5.2)	(5.7)
Net shares issued under employee share-based compensation plans	1.5	2.0
Balance, end of period	267.7	275.9

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2018	2017
Cash flows from operating activities
Net income	$1,193	$1,212
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(25)	(85)
Depreciation and amortization	411	409
Deferred federal income tax expense (benefit)	(70)	106
Amortization of deferred acquisition costs	2,142	2,035
Equity in income from other investments	(169)	(210)
Premiums receivable	(660)	(609)
Reinsurance recoverables	29	157
Deferred acquisition costs	(2,284)	(2,157)
Claims and claim adjustment expense reserves	435	498
Unearned premium reserves	879	689
Other	(183)	(291)
Net cash provided by operating activities	1,698	1,754

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,657	4,300
Proceeds from sales of investments:
Fixed maturities	2,607	563
Equity securities	92	200
Real estate investments	—	20
Other investments	189	233
Purchases of investments:
Fixed maturities	(7,952)	(5,673)
Equity securities	(60)	(166)
Real estate investments	(44)	(26)
Other investments	(275)	(259)
Net (purchases) sales of short-term securities	1,202	(424)
Securities transactions in course of settlement	279	170
Other	(152)	(128)
Net cash used in investing activities	(457)	(1,190)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(700)	(700)
Treasury stock acquired — net employee share-based compensation	(51)	(61)
Dividends paid to shareholders	(404)	(389)
Payment of debt	(600)	(207)
Issuance of debt	491	689
Issuance of common stock — employee share options	98	118
Net cash used in financing activities	(1,166)	(550)
Effect of exchange rate changes on cash	(4)	7
Net increase in cash	71	21
Cash at beginning of year	344	307
Cash at end of period	$415	$328

Supplemental disclosure of cash flow information
Income taxes paid	$238	$323
Interest paid	$175	$178
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

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. The updated guidance was effective for reporting periods beginning after December 15, 2017, and requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. For the six months ended June 30, 2018, approximately $83 million,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

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

The Company does not capitalize the costs to obtain or fulfill the contracts for which revenues are reported in fee income and other income, and has not recognized any impairment losses on the receivables related to these contracts during the six months ended June 30, 2018.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2018
Premiums	$3,641	$601	$2,453	$6,695
Net investment income	440	57	98	595
Fee income	107	—	5	112
Other revenues	20	5	14	39
Total segment revenues (1)	$4,208	$663	$2,570	$7,441

Segment income (loss) (1)	$385	$204	$(17)	$572

2017
Premiums	$3,504	$575	$2,272	$6,351
Net investment income	447	56	95	598
Fee income	112	—	4	116
Other revenues	15	6	15	36
Total segment revenues (1)	$4,078	$637	$2,386	$7,101

Segment income (1)	$429	$163	$12	$604

(1)
Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2018
Premiums	$7,209	$1,183	$4,840	$13,232
Net investment income	886	115	197	1,198
Fee income	206	—	9	215
Other revenues	51	11	31	93
Total segment revenues (1)	$8,352	$1,309	$5,077	$14,738

Segment income (1)	$837	$377	$112	$1,326

2017
Premiums	$6,933	$1,130	$4,471	$12,534
Net investment income	900	117	191	1,208
Fee income	221	—	8	229
Other revenues	24	11	31	66
Total segment revenues (1)	$8,078	$1,258	$4,701	$14,037

Segment income (1)	$871	$308	$101	$1,280

(1)
Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.             SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$973	$999	$1,944	$1,975
Commercial automobile	587	521	1,149	1,027
Commercial property	453	443	891	878
General liability	535	498	1,056	989
Commercial multi-peril	822	797	1,627	1,571
Other	6	7	13	14
Total Domestic	3,376	3,265	6,680	6,454
International	265	239	529	479
Total Business Insurance	3,641	3,504	7,209	6,933
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	253	245	499	479
General liability	248	239	490	474
Other	49	46	96	91
Total Domestic	550	530	1,085	1,044
International	51	45	98	86
Total Bond & Specialty Insurance	601	575	1,183	1,130
Personal Insurance:
Domestic:
Automobile	1,261	1,145	2,486	2,239
Homeowners and Other	1,022	977	2,017	1,932
Total Domestic	2,283	2,122	4,503	4,171
International	170	150	337	300
Total Personal Insurance	2,453	2,272	4,840	4,471
Total earned premiums	6,695	6,351	13,232	12,534
Net investment income	595	598	1,198	1,208
Fee income	112	116	215	229
Other revenues	39	36	93	66
Total segment revenues	7,441	7,101	14,738	14,037
Other revenues	—	3	—	4
Net realized investment gains	36	80	25	85
Total revenues	$7,477	$7,184	$14,763	$14,126
Income reconciliation, net of tax
Total segment income	$572	$604	$1,326	$1,280
Interest Expense and Other (1)	(78)	(61)	(154)	(123)
Core income	494	543	1,172	1,157
Net realized investment gains	30	52	21	55
Net income	$524	$595	$1,193	$1,212
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $71 million and $60 million in the three months ended June 30, 2018 and 2017, respectively, and $141 million and $118 million in the six months ended June 30, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.             SEGMENT INFORMATION, Continued

(in millions)	June 30, 2018	December 31, 2017
Asset reconciliation
Business Insurance	$78,500	$78,082
Bond & Specialty Insurance	8,757	8,776
Personal Insurance	15,697	15,949
Total segment assets	102,954	102,807
Other assets (1)	569	676
Total consolidated assets	$103,523	$103,483
 _________________________________________________________

(1)
The primary components of other assets at June 30, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets, and the primary components at December 31, 2017 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan, other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,041	$1	$23	$2,019
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,992	201	136	14,057
Revenue	9,857	171	88	9,940
State general obligation	1,384	19	12	1,391
Pre-refunded	3,432	111	1	3,542
Total obligations of states, municipalities and political subdivisions	28,665	502	237	28,930
Debt securities issued by foreign governments	1,281	8	8	1,281
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,499	66	49	2,516
All other corporate bonds	28,102	161	563	27,700
Redeemable preferred stock	86	4	—	90
Total	$62,674	$742	$880	$62,536

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,080	$4	$8	$2,076
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,488	444	26	13,906
Revenue	11,307	338	19	11,626
State general obligation	1,443	44	3	1,484
Pre-refunded	3,758	142	1	3,899
Total obligations of states, municipalities and political subdivisions	29,996	968	49	30,915
Debt securities issued by foreign governments	1,505	14	10	1,509
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	87	11	2,410
All other corporate bonds	25,311	478	100	25,689
Redeemable preferred stock	90	5	—	95
Total	$61,316	$1,556	$178	$62,694

Pre-refunded bonds of $3.54 billion and $3.90 billion at June 30, 2018 and December 31, 2017, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $2.61 billion and $563 million during the six months ended June 30, 2018 and 2017, respectively. Gross gains of $24 million and $17 million and gross losses of $11 million and $4 million were realized on those sales during the six months ended June 30, 2018 and 2017, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at June 30, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$335	$12	$5	$342
Non-redeemable preferred stock	74	11	3	82
Total	$409	$23	$8	$424

				Fair
(at December 31, 2017, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$332	$8	$1	$339
Non-redeemable preferred stock	108	12	6	114
Total	$440	$20	$7	$453

For the six months ended June 30, 2018, the Company recognized $3 million of net gains on equity securities still held as of June 30, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

Proceeds from sales of equity securities previously classified as available for sale were $200 million during the six months ended June 30, 2017.  Gross gains of $88 million and gross losses of $1 million were realized on those sales during the six months ended June 30, 2017.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at June 30, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,410	$20	$458	$3	$1,868	$23
Obligations of states, municipalities and political subdivisions	6,321	101	2,856	136	9,177	237
Debt securities issued by foreign governments	206	2	241	6	447	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,557	41	256	8	1,813	49
All other corporate bonds	17,584	441	2,313	122	19,897	563
Total fixed maturities	$27,078	$605	$6,124	$275	$33,202	$880

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,150	$5	$470	$3	$1,620	$8
Obligations of states, municipalities and political subdivisions	505	2	2,959	47	3,464	49
Debt securities issued by foreign governments	394	6	111	4	505	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,021	7	250	4	1,271	11
All other corporate bonds	6,062	48	1,990	52	8,052	100
Total fixed maturities	9,132	68	5,780	110	14,912	178
Equity securities
Public common stock	18	—	34	1	52	1
Non-redeemable preferred stock	3	—	56	6	59	6
Total equity securities	21	—	90	7	111	7
Total	$9,153	$68	$5,870	$117	$15,023	$185

At June 30, 2018, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $1 million and $5 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million and $7 million for the six months ended June 30, 2018 and 2017, respectively.

The cumulative amount of credit losses on fixed maturities held at June 30, 2018 and 2017 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $67 million and $83 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the six months ended June 30, 2018 and 2017 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At June 30, 2018 and December 31, 2017, the Company had $100 million and $400 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains and losses related to U.S. Treasury futures contracts for the three months and six months ended June 30, 2018 and 2017 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2018 and December 31, 2017.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $62 million and $127 million at June 30, 2018 and December 31, 2017, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $139 million and $77 million at June 30, 2018 and December 31, 2017, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.     FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,019	$2,019	$—	$—
Obligations of states, municipalities and political subdivisions	28,930	—	28,918	12
Debt securities issued by foreign governments	1,281	—	1,281	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,516	—	2,492	24
All other corporate bonds	27,700	—	27,535	165
Redeemable preferred stock	90	3	87	—
Total fixed maturities	62,536	2,022	60,313	201
Equity securities
Public common stock	342	342	—	—
Non-redeemable preferred stock	82	35	47	—
Total equity securities	424	377	47	—
Other investments	61	17	—	44
Total	$63,021	$2,416	$60,360	$245

(at December 31, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$2,076	$—	$—
Obligations of states, municipalities and political subdivisions	30,915	—	30,910	5
Debt securities issued by foreign governments	1,509	—	1,509	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	—	2,371	39
All other corporate bonds	25,689	11	25,518	160
Redeemable preferred stock	95	3	92	—
Total fixed maturities	62,694	2,090	60,400	204
Equity securities
Public common stock	339	339	—	—
Non-redeemable preferred stock	114	45	69	—
Total equity securities	453	384	69	—
Other investments	57	19	—	38
Total	$63,204	$2,493	$60,469	$242

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

(at June 30, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,692	$3,692	$574	$3,083	$35
Financial liabilities:
Debt	$6,464	$7,130	$—	$7,130	$—

(at December 31, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,895	$4,895	$1,238	$3,622	$35
Financial liabilities:
Debt	$6,471	$7,702	$—	$7,702	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2018 or year ended December 31, 2017.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	June 30, 2018	December 31, 2017
Business Insurance	$2,573	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	782	790
Other	26	26
Total	$3,931	$3,951

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.     GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$7	$93
Contract-based (1)	208	171	37
Total subject to amortization	308	178	130
Not subject to amortization	226	—	226
Total	$534	$178	$356

(at December 31, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$77	$4	$73
Contract-based (1)	209	167	42
Total subject to amortization	286	171	115
Not subject to amortization	227	—	227
Total	$513	$171	$342
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

Amortization expense of intangible assets was $4 million and $2 million for the three months ended June 30, 2018 and 2017, respectively and $8 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.  Intangible asset amortization expense is estimated to be $8 million for the remainder of 2018, $16 million in 2019, $15 million in 2020, $14 million in 2021 and $13 million in 2022.

6.             INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2018	December 31, 2017
Property-casualty	$49,945	$49,633
Accident and health	16	17
Total	$49,961	$49,650

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the six months ended June 30, 2018 and 2017:

(for the six months ended June 30, in millions)	2018	2017
Claims and claim adjustment expense reserves at beginning of year	$49,633	$47,929
Less reinsurance recoverables on unpaid losses	8,123	7,981
Net reserves at beginning of year	41,510	39,948

Estimated claims and claim adjustment expenses for claims arising in the current year	9,084	8,493
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(268)	(214)
Total increases	8,816	8,279

Claims and claim adjustment expense payments for claims arising in:
Current year	2,851	2,699
Prior years	5,454	4,966
Total payments	8,305	7,665
Unrealized foreign exchange (gain) loss	(102)	117
Net reserves at end of period	41,919	40,679
Plus reinsurance recoverables on unpaid losses	8,026	7,877
Claims and claim adjustment expense reserves at end of period	$49,945	$48,556

Gross claims and claim adjustment expense reserves at June 30, 2018 increased by $312 million from December 31, 2017, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first six months of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

Reinsurance recoverables on unpaid losses at June 30, 2018 decreased by $97 million from December 31, 2017, primarily reflecting the impacts of cash collections in the first six months of 2018.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2018 and 2017, estimated claims and claim adjustment expenses incurred included $268 million and $214 million, respectively, of net favorable development for claims arising in prior years, including $336 million and $284 million, respectively, of net favorable prior year reserve development and $25 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the second quarter of 2018 totaled $84 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years, partially offset by (ii) higher than expected loss experience in the general liability product line, including a $55 million increase to environmental reserves, for accident years 2008 and prior.  Net favorable prior year reserve development in the second quarter of 2017 totaled $125 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for recent accident years, (ii) the commercial multi-peril product line for liability coverages for multiple accident years and (iii) the general liability product line (excluding the increase to environmental reserves) for both primary and excess coverages for multiple accident years, partially offset by (iv) a $65 million increase to environmental reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

Net favorable prior year reserve development in the first six months of 2018 totaled $150 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the commercial property product line for recent accident years, partially offset by (iii) higher than expected loss experience in the general liability product line, including a $55 million increase to environmental reserves, for accident years 2008 and prior and (iv) higher than expected loss experience in the commercial automobile product line for recent accident years. Net favorable prior year reserve development in the first six months of 2017 totaled $186 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers' compensation product line for recent accident years, (ii) the general liability product line (excluding the increase to environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial multi-peril product line for liability coverages for multiple accident years, partially offset by (iv) a $65 million increase to environmental reserves. The net favorable prior year reserve development in the segment's domestic operations for the first six months of 2017 was partially offset by net unfavorable prior year reserve development in the segment's international operations in Europe due to the U.K. Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2018 totaled $89 million and $124 million, respectively, and net favorable prior year reserve development in the second quarter and first six months of 2017 totaled $78 million and $92 million, respectively, primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2018 totaled $13 million and $62 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in the Automobile product line for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2017 totaled $0 and $6 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the six months ended June 30, 2018.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2017	$747	$207	$(686)	$(611)	$(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(34)	—	—	—	(34)
Income tax benefit	(12)	—	—	—	(12)
Net of income taxes	(22)	—	—	—	(22)

Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	145	7	(141)	(35)	(24)
Total effect of adoption of new guidance at January 1, 2018, net of tax	123	7	(141)	(35)	(46)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,176)	(11)	—	(137)	(1,324)
Amounts reclassified from AOCI, net of tax	(9)	—	34	—	25
Net OCI, current period	(1,185)	(11)	34	(137)	(1,299)
Balance, June 30, 2018	$(315)	$203	$(793)	$(783)	$(1,688)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(298)	$327	$(1,501)	$471
Income tax expense (benefit)	(63)	116	(316)	167
Net of taxes	(235)	211	(1,185)	304

Having credit losses recognized in the consolidated statement of income	(12)	2	(14)	2
Income tax expense (benefit)	(2)	1	(3)	1
Net of taxes	(10)	1	(11)	1

Net changes in benefit plan assets and obligations	21	17	43	34
Income tax expense	4	6	9	11
Net of taxes	17	11	34	23

Net changes in unrealized foreign currency translation	(158)	48	(152)	89
Income tax expense (benefit)	(20)	—	(15)	6
Net of taxes	(138)	48	(137)	83

Total other comprehensive income (loss)	(447)	394	(1,624)	596
Total income tax expense (benefit)	(81)	123	(325)	185
Total other comprehensive income (loss), net of taxes	$(366)	$271	$(1,299)	$411

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(12)	$(84)	$(12)	$(94)
Income tax expense (2)	(3)	(30)	(3)	(33)
Net of taxes	(9)	(54)	(9)	(61)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	8	7	17	14
General and administrative expenses (3)	13	11	26	21
Total	21	18	43	35
Income tax benefit (2)	4	7	9	12
Net of taxes	17	11	34	23

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	9	(66)	31	(59)
Total income tax (expense) benefit	1	(23)	6	(21)
Total reclassifications, net of taxes	$8	$(43)	$25	$(38)
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

8.                                      DEBT

Debt Issuance.  On March 7, 2018, the Company issued $500 million aggregate principal amount of 4.05% senior notes that will mature on March 7, 2048.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $491 million.  Interest on the senior notes is payable semi-annually in arrears on March 7 and September 7, commencing on September 7, 2018.  Prior to September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 7, 2047 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points.  On or after September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.                                      DEBT, Continued

redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Debt Repayment. On May 15, 2018, the Company's $500 million, 5.80% senior notes matured and were fully paid.

Credit Agreement. On June 4, 2018, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year $1.0 billion credit agreement that was due to expire on June 7, 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2018, up to a maximum deduction of $1.75 billion.  The threshold was $13.999 billion at June 30, 2018 and could decline to a minimum of $12.494 billion during the term of the credit agreement, subject to the Company repurchasing an additional $2.15 billion of its common stock. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s board of directors. At June 30, 2018, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s credit ratings. At June 30, 2018, that cost would have been LIBOR plus 100 basis points, had there been any amounts outstanding under the credit agreement.

Commercial Paper.  The Company had $0 and $100 million of commercial paper outstanding at June 30, 2018 and December 31, 2017, respectively.

9.                          COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2018, the Company repurchased 2.7 million and 5.2 million shares, respectively, under its share repurchase authorization, for a total cost of $350 million and $700 million, respectively.  The average cost per share repurchased was $129.66 and $135.47, respectively.  In addition, the Company acquired 1,374 shares and 0.3 million shares for a total cost of $0.2 million and $51 million during the three months and six months ended June 30, 2018, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At June 30, 2018, the Company had $3.86 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Basic and Diluted
Net income, as reported	$524	$595	$1,193	$1,212
Participating share-based awards — allocated income	(4)	(5)	(9)	(9)
Net income available to common shareholders — basic and diluted	$520	$590	$1,184	$1,203

Common Shares
Basic
Weighted average shares outstanding	268.7	277.5	269.8	278.6

Diluted
Weighted average shares outstanding	268.7	277.5	269.8	278.6
Weighted average effects of dilutive securities — stock options and performance shares	2.4	2.5	2.7	2.6
Total	271.1	280.0	272.5	281.2

Net Income per Common Share
Basic	$1.93	$2.13	$4.39	$4.32
Diluted	$1.92	$2.11	$4.35	$4.28

11.                SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2018:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,135,747	$98.60	6.0 years	$158
Exercisable at end of period	3,850,199	$85.96	4.6 years	$140
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $33 million and $31 million for the three months ended June 30, 2018 and 2017, respectively, and $77 million and $73 million for the six months ended June 30, 2018 and 2017, respectively.  The related tax benefits recognized in the consolidated statement of income were $6 million and $10 million for the three months ended June 30, 2018 and 2017, respectively, and $14 million and $24 million for the six months ended June 30, 2018 and 2017, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2018 was $201 million, which is expected to be recognized over a weighted-average period of 2.0 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2018	2017	2018	2017

Net Periodic Benefit Cost:
Service cost	$33	$30	$—	$—

Non-service cost:
Interest cost on benefit obligation	32	30	2	1
Expected return on plan assets	(66)	(60)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(1)	(1)
Net actuarial loss	23	19	—	—
Total non-service cost (benefit)	(12)	(11)	1	—
Net periodic benefit cost	$21	$19	$1	$—

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the three months ended June 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2018	2017	2018	2017
Service Cost:
Claims and claim adjustment expenses	$14	$12	$—	$—
General and administrative expenses	19	18	—	—
Total service cost	33	30	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(5)	(5)	1	—
General and administrative expenses	(7)	(6)	—	—
Total non-service cost (benefit)	(12)	(11)	1	—
Net periodic benefit cost	$21	$19	$1	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2018	2017	2018	2017

Net Periodic Benefit Cost:
Service cost	$66	$60	$—	$—

Non-service cost:
Interest cost on benefit obligation	63	61	4	3
Expected return on plan assets	(132)	(120)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(2)	(2)
Net actuarial loss	46	37	—	—
Total non-service cost (benefit)	(24)	(22)	2	1
Net periodic benefit cost	$42	$38	$2	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the six months ended June 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2018	2017	2018	2017
Service Cost:
Claims and claim adjustment expenses	$27	$24	$—	$—
General and administrative expenses	39	36	—	—
Total service cost	66	60	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(10)	(9)	1	—
General and administrative expenses	(14)	(13)	1	1
Total non-service cost (benefit)	(24)	(22)	2	1
Net periodic benefit cost	$42	$38	$2	$1

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.60 billion and $1.56 billion at June 30, 2018 and December 31, 2017, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at June 30, 2018, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at June 30, 2018, approximately $23 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2018, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

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

unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at June 30, 2018.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,577	$2,118	$—	$—	$6,695
Net investment income	412	175	8	—	595
Fee income	112	—	—	—	112
Net realized investment gains (1)	18	16	2	—	36
Other revenues	13	27	—	(1)	39
Total revenues	5,132	2,336	10	(1)	7,477

Claims and expenses
Claims and claim adjustment expenses	3,064	1,498	—	—	4,562
Amortization of deferred acquisition costs	727	354	—	—	1,081
General and administrative expenses	766	343	5	(1)	1,113
Interest expense	13	—	77	—	90
Total claims and expenses	4,570	2,195	82	(1)	6,846
Income (loss) before income taxes	562	141	(72)	—	631
Income tax expense (benefit)	104	21	(18)	—	107
Net income of subsidiaries	—	—	578	(578)	—
Net income	$458	$120	$524	$(578)	$524
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended June 30, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

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

_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended June 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(3)	$—	$—	$(5)
OTTI losses recognized in net realized investment gains (losses)	$(2)	$(3)	$—	$—	$(5)
OTTI gains recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the six months ended June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$9,045	$4,187	$—	$—	$13,232
Net investment income	824	360	14	—	1,198
Fee income	215	—	—	—	215
Net realized investment gains (1)	20	4	1	—	25
Other revenues	40	55	—	(2)	93
Total revenues	10,144	4,606	15	(2)	14,763

Claims and expenses
Claims and claim adjustment expenses	5,974	2,884	—	—	8,858
Amortization of deferred acquisition costs	1,432	710	—	—	2,142
General and administrative expenses	1,495	671	11	(2)	2,175
Interest expense	24	—	155	—	179
Total claims and expenses	8,925	4,265	166	(2)	13,354
Income (loss) before income taxes	1,219	341	(151)	—	1,409
Income tax expense (benefit)	210	53	(47)	—	216
Net income of subsidiaries	—	—	1,297	(1,297)	—
Net income	$1,009	$288	$1,193	$(1,297)	$1,193
_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the six months ended June 30, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

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
_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the six months ended June 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(4)	$—	$—	$(6)
OTTI losses recognized in net realized investment gains (losses)	$(3)	$(4)	$—	$—	$(7)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the three months ended June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$458	$120	$524	$(578)	$524

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(209)	(89)	—	—	(298)
Having credit losses recognized in the consolidated statement of income	(10)	(2)	—	—	(12)
Net changes in benefit plan assets and obligations	—	—	21	—	21
Net changes in unrealized foreign currency translation	(77)	(81)	—	—	(158)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(296)	(172)	21	—	(447)
Income tax benefit	(58)	(21)	(2)	—	(81)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(238)	(151)	23	—	(366)
Other comprehensive loss of subsidiaries	—	—	(389)	389	—
Other comprehensive loss	(238)	(151)	(366)	389	(366)
Comprehensive income (loss)	$220	$(31)	$158	$(189)	$158

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the six months ended June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,009	$288	$1,193	$(1,297)	$1,193

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,047)	(453)	(1)	—	(1,501)
Having credit losses recognized in the consolidated statement of income	(11)	(3)	—	—	(14)
Net changes in benefit plan assets and obligations	—	—	43	—	43
Net changes in unrealized foreign currency translation	(102)	(50)	—	—	(152)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(1,160)	(506)	42	—	(1,624)
Income tax expense (benefit)	(233)	(98)	6	—	(325)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(927)	(408)	36	—	(1,299)
Other comprehensive loss of subsidiaries	—	—	(1,335)	1,335	—
Other comprehensive loss	(927)	(408)	(1,299)	1,335	(1,299)
Comprehensive income (loss)	$82	$(120)	$(106)	$38	$(106)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,674)	$43,192	$19,260	$84	$—	$62,536
Equity securities, at fair value (cost $409)	131	110	183	—	424
Real estate investments	54	900	—	—	954
Short-term securities	1,765	530	1,397	—	3,692
Other investments	2,730	824	1	—	3,555
Total investments	47,872	21,624	1,665	—	71,161
Cash	231	184	—	—	415
Investment income accrued	424	182	4	—	610
Premiums receivable	5,251	2,535	—	—	7,786
Reinsurance recoverables	5,797	2,461	—	—	8,258
Ceded unearned premiums	610	88	—	—	698
Deferred acquisition costs	1,955	206	—	—	2,161
Deferred taxes	180	295	(12)	—	463
Contractholder receivables	3,909	921	—	—	4,830
Goodwill	2,584	1,356	—	(9)	3,931
Other intangible assets	225	131	—	—	356
Investment in subsidiaries	—	—	26,630	(26,630)	—
Other assets	2,077	166	632	(21)	2,854
Total assets	$71,115	$30,149	$28,919	$(26,660)	$103,523

Liabilities
Claims and claim adjustment expense reserves	$33,579	$16,382	$—	$—	$49,961
Unearned premium reserves	9,542	4,213	—	—	13,755
Contractholder payables	3,909	921	—	—	4,830
Payables for reinsurance premiums	230	166	—	—	396
Debt	693	21	5,771	(21)	6,464
Other liabilities	4,188	778	528	—	5,494
Total liabilities	52,141	22,481	6,299	(21)	80,900

Shareholders’ equity
Common stock (1,750.0 shares authorized; 267.8 shares issued and 267.7 shares outstanding)	—	390	23,040	(390)	23,040
Additional paid-in capital	11,634	6,972	—	(18,606)	—
Retained earnings	7,869	685	34,293	(8,551)	34,296
Accumulated other comprehensive loss	(529)	(379)	(1,688)	908	(1,688)
Treasury stock, at cost (506.4 shares)	—	—	(33,025)	—	(33,025)
Total shareholders’ equity	18,974	7,668	22,620	(26,639)	22,623
Total liabilities and shareholders’ equity	$71,115	$30,149	$28,919	$(26,660)	$103,523

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,009	$288	$1,193	$(1,297)	$1,193
Net adjustments to reconcile net income to net cash provided by operating activities	323	11	146	25	505
Net cash provided by operating activities	1,332	299	1,339	(1,272)	1,698
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,730	914	13	—	3,657
Proceeds from sales of investments:
Fixed maturities	1,847	759	1	—	2,607
Equity securities	33	59	—	—	92
Real estate investments	—	—	—	—	—
Other investments	133	56	—	—	189
Purchases of investments:
Fixed maturities	(5,762)	(2,173)	(17)	—	(7,952)
Equity securities	(2)	(56)	(2)	—	(60)
Real estate investments	—	(44)	—	—	(44)
Other investments	(232)	(43)	—	—	(275)
Net sales (purchases) of short-term securities	986	383	(167)	—	1,202
Securities transactions in course of settlement	268	12	(1)	—	279
Other	(148)	(4)	—	—	(152)
Net cash used in investing activities	(147)	(137)	(173)	—	(457)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(700)	—	(700)
Treasury stock acquired — net employee share-based compensation	—	—	(51)	—	(51)
Dividends paid to shareholders	—	—	(404)	—	(404)
Payment of debt	—	—	(600)	—	(600)
Issuance of debt	—	7	491	(7)	491
Issuance of common stock — employee share options	—	—	98	—	98
Dividends paid to parent company	(1,109)	(170)	—	1,279	—
Net cash used in financing activities	(1,109)	(163)	(1,166)	1,272	(1,166)
Effect of exchange rate changes on cash	(2)	(2)	—	—	(4)
Net increase (decrease) in cash	74	(3)	—	—	71
Cash at beginning of year	157	187	—	—	344
Cash at end of period	$231	$184	$—	$—	$415
Supplemental disclosure of cash flow information
Income taxes paid (received)	$193	$171	$(126)	$—	$238
Interest paid	$24	$—	$151	$—	$175

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$946	$306	$1,212	$(1,252)	$1,212
Net adjustments to reconcile net income to net cash provided by operating activities	341	83	223	(105)	542
Net cash provided by operating activities	1,287	389	1,435	(1,357)	1,754
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,211	1,087	2	—	4,300
Proceeds from sales of investments:
Fixed maturities	285	278	—	—	563
Equity securities	4	75	121	—	200
Real estate investments	—	20	—	—	20
Other investments	176	57	—	—	233
Purchases of investments:
Fixed maturities	(4,160)	(1,511)	(2)	—	(5,673)
Equity securities	(3)	(41)	(122)	—	(166)
Real estate investments	—	(26)	—	—	(26)
Other investments	(202)	(57)	—	—	(259)
Net sales (purchases) of short-term securities	383	78	(885)	—	(424)
Securities transactions in course of settlement	105	64	1	—	170
Other	(134)	6	—	—	(128)
Net cash provided by (used in) investing activities	(335)	30	(885)	—	(1,190)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(700)	—	(700)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(389)	—	(389)
Payment of debt	—	—	(207)	—	(207)
Issuance of debt	—	—	689	—	689
Issuance of common stock — employee share options	—	—	118	—	118
Dividends paid to parent company	(961)	(396)	—	1,357	—
Net cash used in financing activities	(961)	(396)	(550)	1,357	(550)
Effect of exchange rate changes on cash	2	5	—	—	7
Net increase (decrease) in cash	(7)	28	—	—	21
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$134	$192	$2	$—	$328
Supplemental disclosure of cash flow information
Income taxes paid (received)	$336	$119	$(132)	$—	$323
Interest paid	$24	$—	$154	$—	$178

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2018 Second Quarter Consolidated Results of Operations

•	Net income of $524 million, or $1.93 per share basic and $1.92 per share diluted

•	Net earned premiums of $6.70 billion

•	Catastrophe losses of $488 million ($384 million after-tax) increased by $85 million pre-tax ($122 million after-tax) from the prior year quarter

•	Net favorable prior year reserve development of $186 million ($148 million after-tax)

•
Net income included an incremental charge of $45 million pre-tax associated with a few large commercial losses, primarily fire related, as well as $18 million pre-tax of windpool assessments related to Hurricane Harvey

•	Combined ratio of 98.1%

•	Net investment income of $595 million ($507 million after-tax)

•	Operating cash flows of $1.14 billion

2018 Second Quarter Consolidated Financial Condition

•	Total investments of $71.16 billion; fixed maturities and short-term securities comprised 93% of total investments

•	Total assets of $103.52 billion

•	Total debt of $6.46 billion, resulting in a debt-to-total capital ratio of 22.2% (22.1% excluding net unrealized investment losses, net of tax)

•	Repurchased 2.7 million common shares for total cost of $350 million and paid $207 million of dividends to shareholders

•	Shareholders’ equity of $22.62 billion

•	Net unrealized investment losses of $135 million ($112 million after-tax)

•	Book value per common share of $84.51

•	Holding company liquidity of $1.44 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2018	2017	2018	2017

Revenues
Premiums	$6,695	$6,351	$13,232	$12,534
Net investment income	595	598	1,198	1,208
Fee income	112	116	215	229
Net realized investment gains	36	80	25	85
Other revenues	39	39	93	70
Total revenues	7,477	7,184	14,763	14,126

Claims and expenses
Claims and claim adjustment expenses	4,562	4,225	8,858	8,319
Amortization of deferred acquisition costs	1,081	1,032	2,142	2,035
General and administrative expenses	1,113	1,045	2,175	2,041
Interest expense	90	92	179	181
Total claims and expenses	6,846	6,394	13,354	12,576
Income before income taxes	631	790	1,409	1,550
Income tax expense	107	195	216	338
Net income	$524	$595	$1,193	$1,212

Net income per share
Basic	$1.93	$2.13	$4.39	$4.32
Diluted	$1.92	$2.11	$4.35	$4.28

Combined ratio
Loss and loss adjustment expense ratio	67.4%	65.6%	66.2%	65.5%
Underwriting expense ratio	30.7	31.1	30.6	30.9
Combined ratio	98.1%	96.7%	96.8%	96.4%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $1.92 in the second quarter of 2018 decreased by 9% from diluted net income per share of $2.11 in the same period of 2017.  Net income of $524 million in the second quarter of 2018 decreased by 12% from net income of $595 million in the same period of 2017.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in income before income taxes primarily reflected the pre-tax impact of (i) higher catastrophe losses and (ii) lower net realized investment gains. Income before income taxes in the second quarter of 2018 included an incremental charge of $45 million associated with a few large commercial losses, primarily fire related, as well as $18 million of windpool assessments related to Hurricane Harvey. Catastrophe losses in the second quarters of 2018 and 2017 were $488 million and $403 million, respectively.  Net favorable prior year reserve development in the second quarters of 2018 and 2017 was $186 million and $203 million, respectively.  Income tax expense in the second quarter of 2018 was lower than in the same period of 2017, reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (TCJA) and (ii) the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $4.35 in the first six months of 2018 increased by 2% over diluted net income per share of $4.28 in the same period of 2017.  Net income of $1.19 billion in the first six months of 2018 decreased slightly from net income of $1.21 billion in the same period of 2017.  The increase in diluted net income per share compared with the slight decline in net income reflected the impact of share repurchases in recent periods.  The decrease in income before income taxes primarily reflected the pre-tax impact of (i) higher catastrophe losses and (ii) lower net realized investment gains, partially offset by (iii) higher net favorable prior year reserve development. Catastrophe losses in the first six months of 2018 and 2017 were $842 million and $750 million, respectively.  Net favorable prior year reserve development in the first six months of 2018 and 2017 was $336 million and $284 million, respectively.  Income tax expense in the first six months of 2018 was lower than in the same period of 2017, primarily reflecting (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the decrease in income before income taxes, partially offset by the impact of (iii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and six months ended June 30, 2018 and 2017, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2018 were $6.70 billion, $344 million or 5% higher than in the same period of 2017.  Earned premiums in the first six months of 2018 were $13.23 billion, $698 million or 6% higher than in the same period of 2017. In Business Insurance, earned premiums in the second quarter and first six months of 2018 both increased by 4% over the same periods of 2017.  In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2018 both increased by 5% over the same periods of 2017.  In Personal Insurance, earned premiums in the second quarter and first six months of 2018 both increased by 8% over the same periods of 2017.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Average investments (1)	$72,618	$71,385	$72,569	$71,154
Pre-tax net investment income	595	598	1,198	1,208
After-tax net investment income	507	468	1,020	948
Average pre-tax yield (2)	3.3%	3.4%	3.3%	3.4%
Average after-tax yield (2)	2.8%	2.6%	2.8%	2.7%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2018 was $595 million, $3 million or 1% lower than in the same period of 2017.  Net investment income in the first six months of 2018 was $1.20 billion, $10 million or 1% lower than in the same period of 2017. Net investment income from fixed maturity investments in the second quarter and first six months of 2018 was $489 million and $970 million, respectively, $18 million and $22 million higher, respectively, than in the same periods of 2017. The increases in both periods of 2018 primarily resulted from a higher average level of fixed maturity investments, partially offset by lower long-term reinvestment rates available in the market. Net investment income from short-term securities in the second quarter and first six months of 2018 was $21 million and $40 million, respectively, $8 million and $16 million higher, respectively, than in the same periods of 2017. The increase primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the second quarter and first six months of 2018 was $94 million and $207

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

million, respectively, $30 million and $48 million lower, respectively, than in the same periods of 2017, primarily due to lower returns from private equity limited partnerships.

Fee Income
The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  The $4 million and $14 million decreases in fee income in the second quarter and first six months of 2018 compared with the same periods of 2017 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains
The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Realized Investment Gains
Other-than-temporary impairment losses	$(1)	$(5)	$(1)	$(7)
Net realized investment gains on equity securities still held	16	—	3	—
Other net realized investment gains, including from sales	21	85	23	92
Net realized investment gains	$36	$80	$25	$85

Net realized investment gains from sales of equity securities accounted for the majority of net realized investment gains in the second quarter and first six months of 2017.

Other Revenues
Other revenues in the second quarters and first six months of 2018 and 2017 included installment premium charges.  Other revenues in the second quarter and first six months of 2018 also included revenues from Simply Business, which was acquired in August 2017. Other revenues in the second quarter and first six months of 2017 included a gain related to the settlement of a reinsurance dispute.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2018 were $4.56 billion, $337 million or 8% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) higher catastrophe losses and (iv) lower net favorable prior year reserve development.  Catastrophe losses in the second quarters of both 2018 and 2017 primarily resulted from wind and hail storms in several regions of the United States.

Claims and claim adjustment expenses in the first six months of 2018 were $8.86 billion, $539 million or 6% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) higher catastrophe losses, partially offset by (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first six months of 2018 and 2017 included the second quarter events described above, as well as winter storms in the eastern United States, a wind and hail storm in the southern United States and mudslides in California in the first quarter of 2018, and wind and hail storms in several regions of the United States and a winter storm in the eastern United States in the first quarter of 2017.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2018 and 2017, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2018 and 2017 for significant catastrophes that occurred in 2017 and 2016, and the estimate of ultimate losses for those catastrophes at June 30, 2018 and December 31, 2017.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2018 ranged from approximately $18 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2017 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	For The Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2018	2017	2018	2017	June 30, 2018	December 31, 2017

2016
PCS Serial Number:
21 — Severe wind and hail storms	$—	$1	$(1)	$2	$147	$148
25 — Severe wind and hail storms	(4)	4	(5)	9	173	178
			'
2017
PCS Serial Number:
22 — Severe wind and hail storms	(2)	—	(2)	115	109	111
32 — Severe wind and hail storms	19	198	20	198	230	210
43 — Hurricane Harvey	(5)	n/a	(25)	n/a	229	254
44 — Hurricane Irma	(8)	n/a	(19)	n/a	168	187
48 — California wildfire — Tubbs fire	—	n/a	4	n/a	511	507

2018
PCS Serial Number:
15 — Winter storm	3	n/a	138	n/a	138	n/a
17 — Severe wind and hail storms	11	n/a	121	n/a	121	n/a
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2018 was $1.08 billion, $49 million or 5% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first six months of 2018 was $2.14 billion, $107 million or 5% higher than in the same period of 2017. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2018 were $1.11 billion, $68 million or 7% higher than in the same period of 2017. General and administrative expenses in the first six months of 2018 were $2.18 billion, $134 million or 7% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the impacts of (i) the acquisition of Simply Business in August 2017, (ii) windpool assessments incurred in 2018 related to Hurricane Harvey and (iii) variable costs

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the second quarter and first six months of 2018 was $90 million and $179 million, respectively, compared with $92 million and $181 million, respectively, in the same periods of 2017.

Income Tax Expense
Income tax expense in the second quarter of 2018 was $107 million, $88 million or 45% lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the $159 million decrease in income before income taxes. Income tax expense in the first six months of 2018 was $216 million, $122 million or 36% lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the $141 million decrease in income before income taxes, partially offset by the impact of (iii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

The Company’s effective tax rate was 17% and 25% in the second quarters of 2018 and 2017, respectively.  The Company's effective tax rate was 15% and 22% in the first six months of 2018 and 2017, respectively. The effective tax rates were lower than the statutory rates of 21% in both periods of 2018 and 35% in both periods of 2017, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The effective tax rate in the first six months of 2017 also included the impact of the reduction in income tax expense resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 98.1% in the second quarter of 2018 was 1.4 points higher than the combined ratio of 96.7% in the same period of 2017.  The loss and loss adjustment expense ratio of 67.4% in the second quarter of 2018 was 1.8 points higher than the loss and loss adjustment expense ratio of 65.6% in the same period of 2017.  The underwriting expense ratio of 30.7% for the second quarter of 2018 was 0.4 points lower than the underwriting expense ratio of 31.1% in the same period of 2017.

Catastrophe losses in the second quarters of 2018 and 2017 accounted for 7.3 points and 6.4 points, respectively, of the combined ratios.  Net favorable prior year reserve development in the second quarters of 2018 and 2017 provided 2.8 points and 3.2 points of benefit, respectively, to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2018 was 0.1 points higher than the 2017 ratio on the same basis.

The combined ratio of 96.8% in the first six months of 2018 was 0.4 points higher than the combined ratio of 96.4% in the same period of 2017. The loss and loss adjustment expense ratio of 66.2% in the first six months of 2018 was 0.7 points higher than the loss and loss adjustment expense ratio of 65.5% in the same period of 2017.  The underwriting expense ratio of 30.6% for the first six months of 2018 was 0.3 points lower than the underwriting expense ratio of 30.9% in the same period of 2017.

Catastrophe losses in the first six months of 2018 and 2017 accounted for 6.3 points and 6.0 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2018 and 2017 provided 2.5 points and 2.3 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2018 was 0.3 points higher than the 2017 ratio on the same basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Business Insurance	$4,038	$3,794	$8,509	$8,065
Bond & Specialty Insurance	674	620	1,312	1,221
Personal Insurance	2,717	2,513	5,026	4,659
Total	$7,429	$6,927	$14,847	$13,945

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Business Insurance	$3,781	$3,544	$7,775	$7,399
Bond & Specialty Insurance	653	598	1,227	1,142
Personal Insurance	2,697	2,498	4,953	4,594
Total	$7,131	$6,640	$13,955	$13,135

Gross and net written premiums in the second quarter of 2018 both increased by 7% over the same period of 2017.  Gross and net written premiums in the first six months 2018 both increased by 6% over the same period of 2017. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$3,641	$3,504	$7,209	$6,933
Net investment income	440	447	886	900
Fee income	107	112	206	221
Other revenues	20	15	51	24
Total revenues	4,208	4,078	8,352	8,078

Total claims and expenses	3,746	3,509	7,368	6,938

Segment income before income taxes	462	569	984	1,140
Income tax expense	77	140	147	269
Segment income	$385	$429	$837	$871

Loss and loss adjustment expense ratio	66.9%	64.3%	66.3%	64.4%
Underwriting expense ratio	31.9	32.2	31.9	32.1
Combined ratio	98.8%	96.5%	98.2%	96.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the second quarter of 2018 was $385 million, $44 million or 10% lower than segment income of $429 million in the same period of 2017. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (ii) lower net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2018 and 2017 were $168 million and $184 million, respectively.  Net favorable prior year reserve development in the second quarters of 2018 and 2017 was $84 million and $125 million, respectively.  The lower underlying underwriting margins primarily resulted from the impact of normal quarterly variability in both loss and expense activity, including a few large losses, primarily fire related, and windpool assessments related to Hurricane Harvey. Income tax expense in the second quarter of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the decrease in segment income before income taxes.

Segment income in the first six months of 2018 was $837 million, $34 million or 4% lower than segment income of $871 million in the same period of 2017. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development. Catastrophe losses in the first six months of 2018 and 2017 were $306 million and $316 million, respectively.  Net favorable prior year reserve development in the first six months of 2018 and 2017 was $150 million and $186 million, respectively. The lower underlying underwriting margins primarily resulted from the impact of normal variability in loss activity, including a few large losses, primarily fire related.  Income tax expense in the first six months of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the decrease in segment income before income taxes, partially offset by the impact of (iii) the $15 million reduction in income taxes as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2018 were $3.64 billion, $137 million or 4% higher than in the same period of 2017. Earned premiums in the first six months of 2018 were $7.21 billion, $276 million or 4% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2018 was $440 million, $7 million or 2% lower than in the same period of 2017.   Net investment income in the first six months of 2018 was $886 million, $14 million or 2% lower than in the same period of 2017. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2018 compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the second quarter of 2018 was $107 million, $5 million or 4% lower than in the same period of 2017. Fee income in the first six months of 2018 was $206 million, $15 million or 7% lower than in the same period of 2017. The decreases in both periods of 2018 reflected lower serviced premium in the workers’ compensation residual market pools.

Other Revenues
Other revenues in the second quarters and first six months of 2018 and 2017 included installment premium charges and other miscellaneous policyholder service charges.  Other revenues in the second quarter and first six months of 2018 also included revenues from Simply Business, which was acquired in August 2017.  Other revenues in the second quarter and first six months of 2017 also included a gain related to the settlement of a reinsurance dispute.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2018 were $2.48 billion, $178 million or 8% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) lower net favorable prior year reserve development and (iv) normal variability in loss activity, partially offset by (v) lower catastrophe losses.

Claims and claim adjustment expenses in the first six months of 2018 were $4.88 billion, $305 million or 7% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) lower net favorable prior year reserve development and (iv) normal variability in loss activity, partially offset by (v) lower catastrophe losses.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2018 was $588 million, $21 million or 4% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first six months of 2018 was $1.17 billion, $47 million or 4% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2018 were $674 million, $38 million or 6% higher than in the same period of 2017. General and administrative expenses in the first six months of 2018 were $1.32 billion, $78 million or 6% higher than in the same period of 2017. The increases in both periods of 2018 were due to the impacts of (i) the acquisition of Simply Business in August 2017 and (ii) windpool assessments incurred in 2018 related to Hurricane Harvey.

Income Tax Expense
Income tax expense in the second quarter of 2018 was $77 million, $63 million, or 45% lower than in the same period of 2017, reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the $107 million decrease in segment income before income taxes. Income tax in the first six months of 2018 was $147 million, $122 million or 45% lower than in the same period of 2017, reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA and (ii) the $156 million decrease in segment income before income taxes, partially offset by the impact of (iii) the $15 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 98.8% in the second quarter of 2018 was 2.3 points higher than the combined ratio of 96.5% in the same period of 2017.  The loss and loss adjustment expense ratio of 66.9% in the second quarter of 2018 was 2.6 points higher than the loss and loss adjustment expense ratio of 64.3% in the same period of 2017. The underwriting expense ratio of 31.9% for the second quarter of 2018 was 0.3 points lower than the underwriting expense ratio of 32.2% in the same period of 2017.

Catastrophe losses in the second quarters of 2018 and 2017 accounted for 4.6 points and 5.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarters of 2018 and 2017 provided 2.3 points and 3.6 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2018 was 1.7 points higher than the 2017 ratio on the same basis, primarily reflecting the impact of normal quarterly variability in loss activity, including a few large losses, primarily fire related, and windpool assessments related to Hurricane Harvey.

The combined ratio of 98.2% in the first six months of 2018 was 1.7 points higher than the combined ratio of 96.5% in the same period of 2017. The loss and loss adjustment expense ratio of 66.3% in the first six months of 2018 was 1.9 points higher than the loss and loss adjustment expense ratio of 64.4% in the same period of 2017.  The underwriting expense ratio of 31.9% for the first six months of 2018 was 0.2 points lower than the underwriting expense ratio of 32.1% in the same period of 2017.

Catastrophe losses in the first six months of 2018 and 2017 accounted for 4.3 points and 4.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2018 and 2017 provided 2.1 points and 2.7 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2018 was 1.4 points higher

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

than the 2017 ratio on the same basis, primarily reflecting the impact of normal variability in loss activity, including a few large losses, primarily fire related.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Domestic:
Select Accounts	$731	$722	$1,513	$1,487
Middle Market	2,076	1,902	4,435	4,166
National Accounts	340	336	861	807
National Property and Other	543	522	1,006	982
Total Domestic	3,690	3,482	7,815	7,442
International	348	312	694	623
Total Business Insurance	$4,038	$3,794	$8,509	$8,065

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Domestic:
Select Accounts	$729	$720	$1,502	$1,475
Middle Market	1,985	1,820	4,247	3,997
National Accounts	231	219	540	507
National Property and Other	518	496	898	882
Total Domestic	3,463	3,255	7,187	6,861
International	318	289	588	538
Total Business Insurance	$3,781	$3,544	$7,775	$7,399

Gross and net written premiums in the second quarter of 2018 increased by 6% and 7%, respectively, over the same period of 2017.  Gross and net written premiums in the first six months of 2018 increased by 6% and 5%, respectively, over the same period of 2017.

Select Accounts.  Net written premiums of $729 million and $1.50 billion in the second quarter and first six months of 2018, respectively, increased by 1% and 2%, respectively, over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018 remained positive and were comparable with same periods of 2017.  New business premiums in the second quarter and first six months of 2018 increased over the same periods of 2017.

Middle Market.  Net written premiums of $1.99 billion and $4.25 billion in the second quarter and first six months of 2018, respectively, increased by 9% and 6%, respectively, over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018 remained positive and were higher than in the same periods of 2017.  New business premiums in the second quarter and first six months of 2018 increased over the same periods of 2017.

National Accounts.  Net written premiums of $231 million and $540 million in the second quarter and first six months of 2018, respectively, increased by 5% and 7%, respectively, over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

remained positive and were higher than in the same periods of 2017. New business premiums in the second quarter and first six months of 2018 decreased from the same periods of 2017.

National Property and Other.  Net written premiums of $518 million and $898 million in the second quarter and first six months of 2018, respectively, increased by 4% and 2%, respectively, over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018 remained positive and were higher than in the same periods of 2017. New business premiums in the second quarter and first six months of 2018 increased over the same periods of 2017.

International.  Net written premiums of $318 million and $588 million in the second quarter and first six months of 2018, respectively, increased by 10% and 9%, respectively, over the same periods of 2017, primarily driven by the impact of changes in foreign currency exchange rates and increases in the Company’s operations in Canada.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$601	$575	$1,183	$1,130
Net investment income	57	56	115	117
Other revenues	5	6	11	11
Total revenues	663	637	1,309	1,258

Total claims and expenses	404	398	842	841

Segment income before income taxes	259	239	467	417
Income tax expense	55	76	90	109
Segment income	$204	$163	$377	$308

Loss and loss adjustment expense ratio	28.8%	29.7%	32.6%	35.1%
Underwriting expense ratio	37.7	39.0	37.9	38.9
Combined ratio	66.5%	68.7%	70.5%	74.0%

Overview
Segment income in the second quarter of 2018 was $204 million, $41 million or 25% higher than segment income of $163 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarters of 2018 and 2017 was $89 million and $78 million, respectively.  Catastrophe losses in the second quarters of 2018 and 2017 were $5 million and $1 million, respectively.  The higher underlying underwriting margins primarily resulted from the impact of higher business volumes. Income tax expense in the second quarter of 2018 was lower than in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by the impact of (ii) the increase in segment income before income taxes.

Segment income in the first six months of 2018 was $377 million, $69 million or 22% higher than segment income of $308 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins.  Net favorable prior year reserve development in the first six months of 2018 and 2017 was $124 million and $92 million, respectively.  Catastrophe losses in the first six months of 2018 and 2017 were $5 million and $2 million, respectively.  The higher underlying underwriting margins primarily resulted from the impact of higher business volumes. Income tax expense in the first six months of 2018 was lower than in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

partially offset by the impacts of (ii) the $17 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017 and (iii) the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2018 were $601 million, $26 million or 5% higher than in the same period of 2017. Earned premiums in the first six months of 2018 were $1.18 billion, $53 million or 5% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2018 was $57 million, $1 million or 2% higher than in the same period of 2017. Net investment income in the first six months of 2018 was $115 million, $2 million or 2% lower than in the same period of 2017. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2018 as compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2018 were $175 million, $1 million or 1% higher than in the same period of 2017, primarily reflecting (i) higher business volumes, largely offset by (ii) higher net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2018 were $391 million, $10 million or 2% lower than in the same period of 2017, primarily reflecting (i) higher net favorable prior year reserve development, partially offset by the impact of (ii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2018 was $113 million, $5 million or 5% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first six months of 2018 was $220 million, $9 million or 4% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2018 were $116 million, level with the same period of 2017.  General and administrative expenses in the first six months of 2018 were $231 million, $2 million or 1% higher than in the same period of 2017.

Income Tax Expense
Income tax expense in the second quarter of 2018 was $55 million, $21 million or 28% lower than in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by the impact of (ii) the $20 million increase in segment income before income taxes. Income tax expense in the first six months of 2018 was $90 million, $19 million or 17% lower than in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by the impacts of (ii) the $17 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017 and (iii) the $50 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 66.5% in the second quarter of 2018 was 2.2 points lower than the combined ratio of 68.7% in the same period of 2017.  The loss and loss adjustment expense ratio of 28.8% in the second quarter of 2018 was 0.9 points lower than the loss and loss adjustment expense ratio of 29.7% in the same period of 2017. The underwriting expense ratio of 37.7% in the second quarter of 2018 was 1.3 points lower than the underwriting expense ratio of 39.0% in the same period of 2017, primarily reflecting the impact of higher levels of earned premiums.

Net favorable prior year reserve development in the second quarters of 2018 and 2017 provided 14.8 points and 13.5 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the second quarters of 2018 and 2017 accounted for 0.8 points and 0.2 points, respectively, of the combined ratio.  The underlying combined ratio in the second quarter of 2018 was 1.5 points lower than the 2017 ratio on the same basis, primarily due to a lower underwriting expense ratio.

The combined ratio of 70.5% in the first six months of 2018 was 3.5 points lower than the combined ratio of 74.0% in the same period of 2017. The loss and loss adjustment expense ratio of 32.6% in the first six months of 2018 was 2.5 points lower than the loss and loss adjustment expense ratio of 35.1% in the same period of 2017.  The underwriting expense ratio of 37.9% in the first six months of 2018 was 1.0 points lower than the underwriting expense ratio of 38.9% in the same period of 2017, primarily reflecting the impact of higher levels of earned premiums.

Net favorable prior year reserve development in the first six months of 2018 and 2017 provided 10.5 points and 8.2 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the first six months of 2018 and 2017 accounted for 0.4 points and 0.2 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2018 was 1.4 points lower than the 2017 ratio on the same basis, primarily due to a lower underwriting expense ratio.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Domestic:
Management Liability	$378	$352	$742	$697
Surety	240	219	458	423
Total Domestic	618	571	1,200	1,120
International	56	49	112	101
Total Bond & Specialty Insurance	$674	$620	$1,312	$1,221

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Domestic:
Management Liability	$362	$341	$710	$671
Surety	235	211	420	385
Total Domestic	597	552	1,130	1,056
International	56	46	97	86
Total Bond & Specialty Insurance	$653	$598	$1,227	$1,142

Gross and net written premiums in the second quarter of 2018 both increased by 9% over the same period of 2017. Gross and net written premiums in the first six months of 2018 both increased by 7% over the same period of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $597 million and $1.13 billion in the second quarter and first six months of 2018, respectively, increased by 8% and 7%, respectively, over the same periods of 2017.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter of 2018 remained positive and were higher than in the same period of 2017. Renewal premium changes in the first six months of 2018 remained positive and were comparable with the same period of 2017.  New business premiums in the second quarter and first six months of 2018 increased over the same periods of 2017.

International.  Net written premiums of $56 million and $97 million in the second quarter and first six months of 2018, respectively, increased by 22% and 13%, respectively, over the same periods of 2017, driven by increases in the United Kingdom and changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$2,453	$2,272	$4,840	$4,471
Net investment income	98	95	197	191
Fee income	5	4	9	8
Other revenues	14	15	31	31
Total revenues	2,570	2,386	5,077	4,701

Total claims and expenses	2,599	2,387	4,949	4,600

Segment income (loss) before income taxes	(29)	(1)	128	101
Income tax expense (benefit)	(12)	(13)	16	—
Segment income (loss)	$(17)	$12	$112	$101

Loss and loss adjustment expense ratio	77.6%	76.8%	74.2%	74.9%
Underwriting expense ratio	27.3	27.3	27.1	27.0
Combined ratio	104.9%	104.1%	101.3%	101.9%

Overview
The segment loss in the second quarter of 2018 of $(17) million compared with segment income of $12 million in the same period of 2017 primarily reflected the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development. Catastrophe losses in the second quarters of 2018 and 2017 were $315 million and $218 million, respectively.  Net favorable prior year reserve development in the second quarter of 2018 was $13 million, compared to no net prior year reserve development in the same period of 2017. The higher underlying underwriting margins primarily resulted from the impacts of (i) higher underlying underwriting margins in the Agency Automobile product line, driven by earned pricing that exceeded loss cost trends, partially offset by (ii) lower underlying underwriting margins in the Agency Homeowners and Other product line driven by normal quarterly variability in loss activity. The income tax benefit in the second quarter of 2018 was $12 million, compared with an income tax benefit of $13 million in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA, largely offset by the impact of (ii) the decrease in the segment income (loss) before income taxes.

Segment income in the first six months of 2018 was $112 million, $11 million or 11% higher than segment income of $101 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher catastrophe losses. Catastrophe losses in the first six months of 2018 and 2017 were $531 million and $432 million, respectively.  Net favorable prior year reserve development in the first six months of 2018 and 2017 was $62 million and $6 million, respectively.  The higher underlying underwriting margins primarily resulted from the impacts of (i) higher underlying underwriting margins in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

the Agency Automobile product line, driven by earned pricing that exceeded loss cost trends, partially offset by (ii) lower underlying underwriting margins in the Agency Homeowners and Other product line driven by normal variability in loss activity. Income tax expense in the first six months of 2018 was higher than in the same period of 2017, primarily reflecting the impacts of (i) the increase in segment income before income taxes and (ii) the $7 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017, partially offset by (iii) the lower U.S. corporate income tax rate resulting from the TCJA.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2018 were $2.45 billion, $181 million or 8% higher than in the same period of 2017.  Earned premiums in the first six months of 2018 were $4.84 billion, $369 million or 8% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2018 was $98 million, $3 million or 3% higher than in the same period of 2017. Net investment income in the first six months of 2018 was $197 million, $6 million or 3% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the impact of growth in business volumes. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2018 compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the second quarters and first six months of 2018 and 2017 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2018 were $1.90 billion, $158 million or 9% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) loss cost trends and (iv) normal quarterly variability in loss activity in the Homeowners and Other product line, partially offset by (v) higher net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2018 were $3.59 billion, $244 million or 7% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) loss cost trends and (iv) normal variability in loss activity in the Homeowners and Other product line, partially offset by (v) higher net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2018 was $380 million, $23 million or 6% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first six months of 2018 was $754 million, $51 million or 7% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2018 were $316 million, $31 million or 11% higher than in the same period of 2017. General and administrative expenses in the first six months of 2018 were $604 million, $54 million or 10% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the impacts of (i) variable costs associated with higher business volumes and (ii) windpool assessments incurred in 2018 related to Hurricane Harvey.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2018 was $12 million, $1 million or 8% lower than the income tax benefit in the same period of 2017, primarily reflecting the impact of (i) the lower U.S. corporate income tax rate resulting from the TCJA, largely offset by the impact of (ii) the decrease in the segment income (loss) before income taxes. Income tax expense in the first six months of 2018 was $16 million, compared to no income tax expense or benefit in the same period of 2017, as the impacts of (i) the $27 million increase in segment income before income taxes and (ii) the $7 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017 were partially offset by the impact of (iii) the lower U.S. corporate income tax rate resulting from the TCJA.

Combined Ratio

The combined ratio of 104.9% in the second quarter of 2018 was 0.8 points higher than the combined ratio of 104.1% in the same period of 2017.  The loss and loss adjustment expense ratio of 77.6% in the second quarter of 2018 was 0.8 points higher than the loss and loss adjustment expense ratio of 76.8% in the same period of 2017.  The underwriting expense ratio of 27.3% for the second quarter of 2018 was level with the underwriting expense ratio in the same period of 2017.

Catastrophe losses in the second quarters of 2018 and 2017 accounted for 12.8 points and 9.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarter of 2018 provided 0.5 points of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2018 was 1.9 points lower than the 2017 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in the Agency Automobile product line, partially offset by (ii) normal quarterly variability in loss activity in the Agency Homeowners and Other product line.

The combined ratio of 101.3% in the first six months of 2018 was 0.6 points lower than the combined ratio of 101.9% in the same period of 2017. The loss and loss adjustment expense ratio of 74.2% in the first six months of 2018 was 0.7 points lower than the loss and loss adjustment expense ratio of 74.9% in the same period of 2017.  The underwriting expense ratio of 27.1% in the first six months of 2018 was 0.1 points higher than the underwriting expense ratio of 27.0% in the same period of 2017.

Catastrophe losses in the first six months of 2018 and 2017 accounted for 11.0 points and 9.7 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2018 and 2017 provided 1.3 points and 0.2 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2018 was 0.8% points lower than the 2017 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in the Agency Automobile product line, partially offset by (ii) normal variability in loss activity in the Agency Homeowners and Other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Domestic:
Agency:
Automobile	$1,265	$1,164	$2,457	$2,258
Homeowners and Other	1,148	1,085	2,021	1,920
Total Agency	2,413	2,249	4,478	4,178
Direct-to-Consumer	98	88	191	171
Total Domestic	2,511	2,337	4,669	4,349
International	206	176	357	310
Total Personal Insurance	$2,717	$2,513	$5,026	$4,659

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Domestic:
Agency:
Automobile	$1,258	$1,159	$2,441	$2,246
Homeowners and Other	1,137	1,077	1,969	1,871
Total Agency	2,395	2,236	4,410	4,117
Direct-to-Consumer	99	88	191	171
Total Domestic	2,494	2,324	4,601	4,288
International	203	174	352	306
Total Personal Insurance	$2,697	$2,498	$4,953	$4,594

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the second quarter and first six months of 2018 both increased by 7% over the same periods of 2017.

Domestic Agency Automobile net written premiums of $1.26 billion and $2.44 billion in the second quarter and first six months of 2018, respectively, both increased by 9% over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018 remained positive and were higher than in the same periods of 2017.  New business premiums in the second quarter and first six months of 2018 decreased from the same periods of 2017.

Domestic Agency Homeowners and Other net written premiums of $1.14 billion and $1.97 billion in the second quarter and first six months of 2018, respectively, increased by 6% and 5%, respectively, over the same periods of 2017.  Business retention rates remained strong in the second quarter and first six months of 2018.  Renewal premium changes in the second quarter and first six months of 2018 remained positive and were higher than in the same periods of 2017.  New business premiums in the second quarter and first six months of 2018 increased over the same periods of 2017.

For its Domestic Agency business, the Personal Insurance segment had approximately 7.0 million and 6.8 million active policies at June 30, 2018 and 2017, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $99 million and $191 million in the second quarter and first six months of 2018, respectively, increased by 13% and 12%, respectively, over the same periods of 2017, primarily reflecting growth in automobile net written premiums due to positive renewal premium changes.

International net written premiums of $203 million and $352 million in the second quarter and first six months of 2018, respectively, increased by 17% and 15%, respectively, over the same periods of 2017, primarily driven by growth in automobile net written premiums and the impact of changes in foreign currency exchange rates.

For its international and direct-to-consumer business, Personal Insurance had approximately 895,000 and 867,000 active policies at June 30, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Income (loss)	$(78)	$(61)	$(154)	(123)

The Income (loss) for Interest Expense and Other in the second quarters of 2018 and 2017 was $(78) million and $(61) million, respectively.  The Income (loss) for Interest Expense and Other in the first six months of 2018 and 2017 was $(154) million and $(123) million, respectively. Pre-tax interest expense in the second quarters of 2018 and 2017 was $90 million and $92 million respectively. Pre-tax interest expense in the first six months of 2018 and 2017 was $179 million and $181 million, respectively. After-tax interest expense in the second quarters of 2018 and 2017 was $71 million and $60 million, respectively. After-tax interest expense in the first six months of 2018 and 2017 was $141 million and $118 million, respectively. The increase in after-tax interest expense in both periods of 2018 primarily reflected the impact of the lower U.S. corporate income tax rate in 2018 resulting from the TCJA.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first six months of 2018 and 2017 were $98 million and $139 million, respectively. Net asbestos reserves were $1.18 billion at June 30, 2018, compared with $1.19 billion at June 30, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2018	2017
Beginning reserves:
Gross	$1,538	$1,512
Ceded	(257)	(186)
Net	1,281	1,326

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	130	166
Ceded	(32)	(27)
Net	98	139

Foreign exchange and other:
Gross	—	1
Ceded	—	—
Net	—	1

Ending reserves:
Gross	1,408	1,347
Ceded	(225)	(159)
Net	$1,183	$1,188
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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $55 million and $65 million in the second quarters of 2018 and 2017, respectively.

Net environmental paid loss and loss expenses in the first six months of 2018 and 2017 were $26 million and $37 million, respectively. At June 30, 2018, approximately 95% of the net environmental reserve (approximately $367 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 5% of the net environmental reserve (approximately $21 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2018	2017
Beginning reserves:
Gross	$373	$395
Ceded	(13)	(13)
Net	360	382

Incurred losses and loss expenses:
Gross	71	74
Ceded	(16)	(9)
Net	55	65

Paid loss and loss expenses:
Gross	30	39
Ceded	(4)	(2)
Net	26	37

Foreign exchange and other:
Gross	(1)	1
Ceded	—	—
Net	(1)	1

Ending reserves:
Gross	413	431
Ceded	(25)	(20)
Net	$388	$411

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2018 were $71.16 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2018 was $62.54 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2018 and December 31, 2017.  Below investment grade securities represented 2.7% of the total fixed maturity investment portfolio at both June 30, 2018 and December 31, 2017. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.8 excluding short-term securities) at June 30, 2018 and 4.0 (4.3 excluding short-term securities) at December 31, 2017.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2018 and December 31, 2017 included $28.93 billion and $30.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2018 and December 31, 2017 were $3.54 billion and $3.90 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aa1” at both June 30, 2018 and December 31, 2017.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2018 and December 31, 2017 included $2.52 billion and $2.41 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2018 and December 31, 2017 were $748 million and $804 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.77 billion and $1.61 billion at June 30, 2018 and December 31, 2017, respectively. Approximately 51% and 55% of the Company’s CMO holdings at June 30, 2018 and December 31, 2017, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $874 million and $717 million of non-guaranteed CMO holdings was “Aa3” at June 30, 2018 and “A1” at December 31, 2017.  The weighted average credit rating of all of the above securities was “Aa1” at both June 30, 2018 and December 31, 2017.  For further discussion regarding the Company’s

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2017 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2018 and December 31, 2017, the carrying value of the Company’s other investments was $3.56 billion and $3.53 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Catastrophe Reinsurance” section of “Part I - Item 1 - Business” in the Company’s 2017 Annual Report. Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2017 Annual Report.

Catastrophe Bonds. The Company has catastrophe protection through an indemnity reinsurance agreement with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class C insurer in the Cayman Islands. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Long Point Re III issued notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreement as described below. The proceeds of the issuance were deposited in a reinsurance trust account. The businesses covered by the reinsurance agreement are subsets of the Company’s overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.

The reinsurance agreement was entered into in May 2018 in connection with Long Point Re III’s offering to unrelated investors of $500 million aggregate principal amount of catastrophe bonds. This reinsurance agreement provides coverage to the Company through May 24, 2022 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement will be reset annually to adjust the expected loss of the layer within a predetermined range. For the period May 25, 2018 through and including May 24, 2019, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.9 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.4 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

The Company's previous reinsurance agreement with Long Point Re III expired in May 2018 without the Company incurring any losses that resulted in a recovery under the agreement since its inception.

See the “Catastrophe Reinsurance” section of “Part I - Item 1 - Business” in the Company’s 2017 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re III.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2018 were as follows:

•
Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention, for losses arising from a single occurrence, subject to one reinstatement. Coverage is provided on an all perils basis including but not limited to hurricanes, tornadoes, hail storms, earthquakes and winter storm and/or freeze losses (coverage is included for terrorism events in limited circumstances, but nuclear, biological and radiological attacks are entirely excluded) from Virginia to Maine for the period July 1, 2018 through and including June 30, 2019. Losses from a covered event anywhere in the United States, Canada, the Caribbean and Mexico

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

and waters contiguous thereto may be used to satisfy the retention. Recoveries under catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•
Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $184.5 million part of $205 million of coverage, subject to a $95 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company’s Business Insurance segment for the period July 1, 2018 through and including June 30, 2019.

•
Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty, effective for the period July 1, 2018 through and including June 30, 2019, covers the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide. The treaty provides coverage for 50% of losses in excess of C$100 million (US$76 million at June 30, 2018), up to C$200 million (US$152 million at June 30, 2018) and for 100% of losses in excess of C$200 million (US$152 million at June 30, 2018), up to C$600 million (US$456 million at June 30, 2018).

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2017 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2018	December 31, 2017
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,284	$3,303
Allowance for uncollectible reinsurance	(109)	(111)
Net reinsurance recoverables	3,175	3,192
Mandatory pools and associations	2,021	2,011
Structured settlements	3,062	3,106
Total reinsurance recoverables	$8,258	$8,309

Net reinsurance recoverables decreased by $17 million from December 31, 2017.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2018 and into 2019.  In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2018 will remain positive and will be higher

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

than the levels attained in the same period of 2017, and that domestic renewal premium changes into 2019 will remain positive and will be broadly consistent with the levels attained in the same period of 2018. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2018 and into 2019 will remain positive and will be broadly consistent with the levels attained in the same periods of 2017 and 2018.  With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during the remainder of 2018 and into 2019 will be slightly higher than the levels attained in the same periods of 2017 and 2018.  In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes during the remainder of 2018 and into 2019 will remain positive but will be lower than the levels attained in the same periods of 2017 and 2018. The Company expects that domestic Agency Homeowners and Other renewal premium changes during the remainder of 2018 and into 2019 will remain positive and will be slightly higher than the levels attained in the same periods of 2017 and 2018. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment during the remainder of 2018 and into 2019 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the same periods of 2017 and 2018.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2018 and into 2019 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, the U.S. Federal budget, the imposition of tariffs or other barriers to international trade, further changes in U.S. tax laws, the repeal, replacement or modification of the Affordable Care Act, the United Kingdom’s withdrawal from the European Union, rapid changes in commodity prices and fluctuations in interest rates and foreign currency exchange rates. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during the remainder of 2018 and into 2019, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

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

It is possible that changes in economic conditions, including the imposition of tariffs or other barriers to international trade, could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I-Item 1A-Risk Factors-If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

In Business Insurance, the Company expects underlying underwriting margins during the remainder of 2018 and into 2019 will be higher than in the same periods of 2017 and 2018, and the underlying combined ratio during the remainder of 2018 and into 2019 will be lower than in the same periods of 2017 and 2018, assuming lower (and more normalized) levels of non-catastrophe weather-related losses and other loss activity.

In Bond & Specialty Insurance, the Company expects that underlying underwriting margins during the remainder of 2018 will be higher and the underlying combined ratio will be lower than in the same period of 2017, primarily due to a charge for a single international surety loss in the fourth quarter of 2017. The Company expects that underlying underwriting margins and the underlying combined ratio into 2019 will be broadly consistent with the same period of 2018.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2018 and into 2019 will be higher than in the same periods of 2017 and 2018, and the underlying combined ratio during the remainder of 2018 and into 2019 will be lower than in the same periods of 2017 and 2018. In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2018 compared with the same period of 2017, reflecting actions taken to improve profitability, and that the underlying underwriting margins into 2019 will be slightly higher and the underlying combined ratio will be broadly consistent with the same period of 2018. In Agency Homeowners and Other, the Company expects that underlying underwriting margins and the underlying combined ratio will be broadly consistent during the remainder of 2018 and into 2019 with the same periods of 2017 and 2018, assuming normal levels of non-catastrophe weather-related losses and other loss activity.

Income Taxes.  As a result of the decrease in the U.S. corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act (TCJA), the Company’s effective tax rate will decline in 2018. The Company expects its results of operations for the remainder of 2018 and into 2019 will benefit from the impact of that rate change.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.8 excluding short-term securities) at June 30, 2018.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2018, the Company had $100 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in private equity limited partnerships, real estate, real estate partnerships and joint ventures, equity securities and hedge funds.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based primarily on the impact of the lower U.S. corporate income tax rate in 2018, as well as the impacts of (i) slightly higher levels of fixed maturity investments and (ii) higher short-term investment yields and (iii) slightly higher reinvestment yields on fixed maturity investments, the Company expects that during the remainder of 2018, after-tax net investment income from the fixed maturity and short-term investment portfolios will be approximately $55 million to $60 million higher on a quarterly basis as compared to the corresponding quarters of 2017. Additionally, based on both periods being subject to the lower U.S. corporate income tax rate and the impacts of (i) slightly higher levels of fixed maturity investments, (ii) slightly higher reinvestment yields on fixed maturity investments and (iii) higher short-term investment yields, the Company expects that into 2019, after-tax net investment income from the fixed maturity and short-term investment portfolios will be approximately $20 million to $25 million higher on a quarterly basis as compared to the corresponding quarters of 2018. The impact of future market conditions on net investment income from the Company's remaining investment portfolios during the remainder of 2018 and into 2019 is hard to predict. If general economic conditions and/or investment market conditions change during the remainder of 2018 and into 2019, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments).

The Company had a net pre-tax unrealized investment loss of $138 million ($114 million after-tax) in its fixed maturity investment portfolio at June 30, 2018, compared to a net pre-tax unrealized investment gain of $1.38 billion ($1.09 billion after-tax) at December 31, 2017, resulting from an increasing interest rate environment during the first six months of 2018.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Pursuant to updated FASB guidance and beginning January 1, 2018, the Company’s equity securities, except those accounted for under the equity method of accounting, that have readily determinable fair values are measured at fair value with changes in fair value recognized as part of net realized investment gains. At June 30, 2018, the carrying value of the Company’s equity securities was $424 million. The Company currently expects that net pre-tax realized investment gains related to equity securities during the remainder of 2018 and into 2019, if any, will be lower than in 2017.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2018, TRV held total cash and short-term invested assets in the United States aggregating $1.44 billion and having a weighted average maturity of 50 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

shareholder dividends (currently approximately $1.16 billion).  TRV’s holding company liquidity of $1.44 billion at June 30, 2018 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2018.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 17, 2019 which permits it to issue securities from time to time.  On June 4, 2018, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year $1.0 billion credit agreement that was due to expire on June 7, 2018. For additional information regarding terms and covenants in this revolving credit agreement, see note 8 of notes to the unaudited consolidated financial statements in this report.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $343 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2018. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first six months of 2018 and 2017 was $1.70 billion and $1.75 billion, respectively.  The slight decrease in cash flows in the first six months of 2018 primarily reflected higher levels of payments for (i) claims and claim adjustment expenses and (ii) commission expenses, partially offset by (iii) higher levels of collected premiums and (iv) lower income tax payments. The higher level of payments for claims and claim adjustment expenses in the first six months of 2018 included the impact of payments related to catastrophe losses incurred in 2017 and increased business volumes.

Investing Activities
Net cash used in investing activities in the first six months of 2018 and 2017 was $457 million and $1.19 billion, respectively.  The Company’s consolidated total investments at June 30, 2018 decreased by $1.34 billion, or 2% from year-end 2017, primarily reflecting the impacts of (i) net unrealized losses on investments at June 30, 2018 as compared to net unrealized gains on investments at December 31, 2017 as a result of increases in market interest rates in the first six months of 2018, (ii) common share repurchases and (iii) dividends paid to shareholders, partially offset by (iv) net cash flows provided by operating activities.

Financing Activities
Net cash used in financing activities in the first six months of 2018 and 2017 was $1.17 billion and $550 million, respectively.  The totals in both periods reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2018 and 2017 were $751 million and $761 million, respectively.

Dividends.  Dividends paid to shareholders were $404 million and $389 million in the first six months of 2018 and 2017, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 19, 2018, the Company announced that it declared a regular quarterly dividend of $0.77 per share, payable September 28, 2018 to shareholders of record on September 10, 2018.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2018, the Company repurchased 2.7 million and 5.2 million shares, respectively, under its share repurchase authorization, for a total cost of $350 million and $700 million, respectively.  The average cost per share repurchased was $129.66 and $135.47, respectively.  At June 30, 2018, the Company had $3.86 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2018 and December 31, 2017.

(in millions)	June 30, 2018	December 31, 2017
Debt:
Short-term	$500	$600
Long-term	6,004	6,004
Net unamortized fair value adjustments and debt issuance costs	(40)	(33)
Total debt	6,464	6,571

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,311	24,074
Accumulated other comprehensive loss	(1,688)	(343)
Total shareholders’ equity	22,623	23,731
Total capitalization	$29,087	$30,302

On March 7, 2018, the Company issued $500 million aggregate principal amount of 4.05% senior notes that will mature on March 7, 2048.  The net proceeds were used to repay the Company's $500 million, 5.80% senior notes on May 15, 2018. See note 8 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	June 30, 2018	December 31, 2017
Total capitalization	$29,087	$30,302
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(112)	1,112
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$29,199	$29,190
Debt-to-total capital ratio	22.2%	21.7%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	22.1%	22.5%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 22.1% at June 30, 2018 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

since April 24, 2018, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2018 was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2017 Annual Report.

•On June 5, 2018, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.82 billion at June 30, 2018) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2018			December 31, 2017
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,808	$6,899	$11,707	$4,878	$6,823	$11,701
Commercial property	999	326	1,325	1,039	401	1,440
Commercial multi-peril	1,969	2,012	3,981	1,954	1,916	3,870
Commercial automobile	2,287	1,324	3,611	2,237	1,271	3,508
Workers’ compensation	10,334	9,285	19,619	10,379	9,092	19,471
Fidelity and surety	234	356	590	274	300	574
Personal automobile	1,977	1,359	3,336	1,946	1,329	3,275
Homeowners and personal—other	793	918	1,711	795	710	1,505
International and other	2,606	1,459	4,065	2,728	1,561	4,289
Property-casualty	26,007	23,938	49,945	26,230	23,403	49,633
Accident and health	16	—	16	17	—	17
Claims and claim adjustment expense reserves	$26,023	$23,938	$49,961	$26,247	$23,403	$49,650

The $311 million increase in gross claims and claim adjustment expense reserves since December 31, 2017 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first six months of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

•	strategic and operational initiatives to improve profitability and competitiveness;

•	the Company's competitive advantages;

•	new product offerings; and

•	the impact of new or potential regulations imposed or to be imposed by the United States or other nations, including tariffs or other barriers to international trade.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Simply Business from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Simply Business on August 4, 2017. Simply Business represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the six months ended June 30, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Simply Business and, if necessary, will make appropriate changes as it integrates Simply Business into the Company's overall internal control over financial reporting process.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2018	April 30, 2018	218,400	$132.82	218,400	$4,177
May 1, 2018	May 31, 2018	1,852,904	$129.52	1,852,735	$3,937
June 1, 2018	June 30, 2018	629,575	$128.96	628,370	$3,856
Total		2,700,879	$129.66	2,699,505	$3,856

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

The Company acquired 1,374 shares for a total cost of $0.2 million during the three months ended June 30, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

10.1
Revolving Credit Agreement, dated June 4, 2018, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on June 6, 2018, and is incorporated herein by reference.

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

101.1†
The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2018 and 2017; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 19, 2018	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President (Authorized Signatory)

Date: July 19, 2018	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)