Form 10-Q
period 2018-09-30
TRAVELERS COMPANIES, INC.
filed 2018-10-18
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 15, 2018 was 264,882,804.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2018
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Premiums	$6,882	$6,523	$20,114	$19,057
Net investment income	646	588	1,844	1,796
Fee income	109	113	324	342
Net realized investment gains (1)	29	61	54	146
Other revenues	57	40	150	110

Total revenues	7,723	7,325	22,486	21,451

Claims and expenses
Claims and claim adjustment expenses	4,655	4,806	13,513	13,125
Amortization of deferred acquisition costs	1,117	1,059	3,259	3,094
General and administrative expenses	1,059	1,045	3,234	3,086
Interest expense	86	95	265	276
Total claims and expenses	6,917	7,005	20,271	19,581

Income before income taxes	806	320	2,215	1,870
Income tax expense	97	27	313	365
Net income	$709	$293	$1,902	$1,505

Net income per share
Basic	$2.65	$1.06	$7.03	$5.39
Diluted	$2.62	$1.05	$6.97	$5.34

Weighted average number of common shares outstanding
Basic	266.1	274.1	268.6	277.1
Diluted	268.4	276.6	271.1	279.6

Cash dividends declared per common share	$0.77	$0.72	$2.26	$2.11

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) losses were $0 million and $(5) million for the three months ended September 30, 2018 and 2017, respectively, and $(1) million and $(11) million for the nine months ended September 30, 2018 and 2017, respectively.  Of total OTTI, credit losses of $0 million and $(5) million for the three months ended September 30, 2018 and 2017, respectively, and $(1) million and $(12) million for the nine months ended September 30, 2018 and 2017, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$709	$293	$1,902	$1,505

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(414)	(42)	(1,915)	429
Having credit losses recognized in the consolidated statement of income	(11)	2	(25)	4
Net changes in benefit plan assets and obligations	22	(9)	65	25
Net changes in unrealized foreign currency translation	—	113	(152)	202
Other comprehensive income (loss) before income taxes	(403)	64	(2,027)	660
Income tax expense (benefit)	(88)	5	(413)	190
Other comprehensive income (loss), net of taxes	(315)	59	(1,614)	470
Comprehensive income	$394	$352	$288	$1,975

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,985 and $61,316)	$62,424	$62,694
Equity securities, at fair value (cost $408 and $440)	426	453
Real estate investments	951	932
Short-term securities	4,437	4,895
Other investments	3,615	3,528
Total investments	71,853	72,502
Cash	359	344
Investment income accrued	583	606
Premiums receivable	7,639	7,144
Reinsurance recoverables	8,314	8,309
Ceded unearned premiums	715	551
Deferred acquisition costs	2,186	2,025
Deferred taxes	521	70
Contractholder receivables	4,887	4,775
Goodwill	3,958	3,951
Other intangible assets	351	342
Other assets	3,024	2,864
Total assets	$104,390	$103,483

Liabilities
Claims and claim adjustment expense reserves	$50,430	$49,650
Unearned premium reserves	13,979	12,915
Contractholder payables	4,887	4,775
Payables for reinsurance premiums	418	274
Debt	6,564	6,571
Other liabilities	5,652	5,567
Total liabilities	81,930	79,752

Shareholders’ equity
Common stock (1,750.0 shares authorized; 264.9 and 271.5 shares issued, 264.8 and 271.4 shares outstanding)	23,089	22,886
Retained earnings	34,799	33,462
Accumulated other comprehensive loss	(2,003)	(343)
Treasury stock, at cost (509.5 and 500.9 shares)	(33,425)	(32,274)
Total shareholders’ equity	22,460	23,731
Total liabilities and shareholders’ equity	$104,390	$103,483

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the nine months ended September 30,	2018	2017

Common stock
Balance, beginning of year	$22,886	$22,614
Employee share-based compensation	93	118
Compensation amortization under share-based plans and other changes	110	104
Balance, end of period	23,089	22,836

Retained earnings
Balance, beginning of year	33,462	32,196
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	22	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	24	—
Net income	1,902	1,505
Dividends	(613)	(591)
Other	2	—
Balance, end of period	34,799	33,110

Accumulated other comprehensive loss, net of tax
Balance, beginning of year	(343)	(755)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(22)	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(24)	—
Other comprehensive income (loss)	(1,614)	470
Balance, end of period	(2,003)	(285)

Treasury stock, at cost
Balance, beginning of year	(32,274)	(30,834)
Treasury stock acquired — share repurchase authorization	(1,100)	(1,028)
Net shares acquired related to employee share-based compensation plans	(51)	(61)
Balance, end of period	(33,425)	(31,923)

Total shareholders’ equity	$22,460	$23,738

Common shares outstanding
Balance, beginning of year	271.4	279.6
Treasury stock acquired — share repurchase authorization	(8.2)	(8.3)
Net shares issued under employee share-based compensation plans	1.6	2.4
Balance, end of period	264.8	273.7

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2018	2017
Cash flows from operating activities
Net income	$1,902	$1,505
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(54)	(146)
Depreciation and amortization	609	611
Deferred federal income tax expense (benefit)	(43)	88
Amortization of deferred acquisition costs	3,259	3,094
Equity in income from other investments	(284)	(300)
Premiums receivable	(508)	(517)
Reinsurance recoverables	(21)	(19)
Deferred acquisition costs	(3,425)	(3,237)
Claims and claim adjustment expense reserves	880	1,561
Unearned premium reserves	1,095	852
Other	22	(7)
Net cash provided by operating activities	3,432	3,485

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,655	6,581
Proceeds from sales of investments:
Fixed maturities	3,185	860
Equity securities	127	340
Real estate investments	8	23
Other investments	270	341
Purchases of investments:
Fixed maturities	(10,862)	(8,403)
Equity securities	(86)	(193)
Real estate investments	(57)	(40)
Other investments	(392)	(392)
Net (purchases) sales of short-term securities	456	(990)
Securities transactions in course of settlement	173	122
Acquisition, net of cash acquired	(4)	(439)
Other	(232)	(186)
Net cash used in investing activities	(1,759)	(2,376)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,100)	(1,028)
Treasury stock acquired — net employee share-based compensation	(51)	(61)
Dividends paid to shareholders	(611)	(589)
Payment of debt	(600)	(207)
Issuance of debt	591	689
Issuance of common stock — employee share options	117	148
Net cash used in financing activities	(1,654)	(1,048)
Effect of exchange rate changes on cash	(4)	11
Net increase in cash	15	72
Cash at beginning of year	344	307
Cash at end of period	$359	$379

Supplemental disclosure of cash flow information
Income taxes paid	$244	$467
Interest paid	$225	$217
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. The updated guidance was effective for reporting periods beginning after December 15, 2017, and requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. For the nine months ended September 30, 2018, approximately $127 million, or less than 1% of the Company's total revenues, were within the scope of this updated guidance and were generated from the services described below.

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

The Company does not capitalize the costs to obtain or fulfill the contracts for which revenues are reported in fee income and other income, and has not recognized any impairment losses on the receivables related to these contracts during the nine months ended September 30, 2018.

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

Accounting Standards Not Yet Adopted

Leases

In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 and provided an additional transition method with which to adopt the updated guidance.  Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Consequently, if this transition method is elected, an entity’s reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The amendments also provide lessors with a practical expedient to combine nonlease components (e.g., a fee for common area maintenance when leasing office space) with the associated lease component rather than accounting for those components separately if certain criteria are met. The updated guidance requires entities to recognize a right-of-use asset and lease liability equal to the present value of lease payments for all leases other than those that are less than one year. The Company expects to adopt the updated guidance on January 1, 2019, using the additional transition

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

method described above. The adoption of the updated guidance on leases is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued updated guidance to align the accounting for implementation costs incurred in a software hosting arrangement (i.e., a cloud computing arrangement) that is a service contract with the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software.  Accordingly, the updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized.   The updated guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement.

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

For additional information regarding other accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2018
Premiums	$3,743	$617	$2,522	$6,882
Net investment income	482	57	107	646
Fee income	103	—	6	109
Other revenues	33	5	17	55
Total segment revenues (1)	$4,361	$679	$2,652	$7,692

Segment income (1)	$410	$196	$153	$759

2017
Premiums	$3,576	$591	$2,356	$6,523
Net investment income	437	57	94	588
Fee income	108	—	5	113
Other revenues	19	5	14	38
Total segment revenues (1)	$4,140	$653	$2,469	$7,262

Segment income (1)	$105	$136	$77	$318

(1)
Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2018
Premiums	$10,952	$1,800	$7,362	$20,114
Net investment income	1,368	172	304	1,844
Fee income	309	—	15	324
Other revenues	84	16	48	148
Total segment revenues (1)	$12,713	$1,988	$7,729	$22,430

Segment income (1)	$1,247	$573	$265	$2,085

2017
Premiums	$10,509	$1,721	$6,827	$19,057
Net investment income	1,337	174	285	1,796
Fee income	329	—	13	342
Other revenues	43	16	45	104
Total segment revenues (1)	$12,218	$1,911	$7,170	$21,299

Segment income (1)	$976	$444	$178	$1,598

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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$988	$998	$2,932	$2,973
Commercial automobile	611	544	1,760	1,571
Commercial property	466	448	1,357	1,326
General liability	558	523	1,614	1,512
Commercial multi-peril	850	806	2,477	2,377
Other	7	7	20	21
Total Domestic	3,480	3,326	10,160	9,780
International	263	250	792	729
Total Business Insurance	3,743	3,576	10,952	10,509
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	261	249	760	728
General liability	255	243	745	717
Other	50	48	146	139
Total Domestic	566	540	1,651	1,584
International	51	51	149	137
Total Bond & Specialty Insurance	617	591	1,800	1,721
Personal Insurance:
Domestic:
Automobile	1,297	1,192	3,783	3,431
Homeowners and Other	1,051	999	3,068	2,931
Total Domestic	2,348	2,191	6,851	6,362
International	174	165	511	465
Total Personal Insurance	2,522	2,356	7,362	6,827
Total earned premiums	6,882	6,523	20,114	19,057
Net investment income	646	588	1,844	1,796
Fee income	109	113	324	342
Other revenues	55	38	148	104
Total segment revenues	7,692	7,262	22,430	21,299
Other revenues	2	2	2	6
Net realized investment gains	29	61	54	146
Total revenues	$7,723	$7,325	$22,486	$21,451
Income reconciliation, net of tax
Total segment income	$759	$318	$2,085	$1,598
Interest Expense and Other (1)	(72)	(65)	(226)	(188)
Core income	687	253	1,859	1,410
Net realized investment gains	22	40	43	95
Net income	$709	$293	$1,902	$1,505
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $68 million and $61 million in the three months ended September 30, 2018 and 2017, respectively, and $209 million and $179 million in the nine months ended September 30, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.             SEGMENT INFORMATION, Continued

(in millions)	September 30, 2018	December 31, 2017
Asset reconciliation
Business Insurance	$78,665	$78,082
Bond & Specialty Insurance	9,060	8,776
Personal Insurance	15,955	15,949
Total segment assets	103,680	102,807
Other assets (1)	710	676
Total consolidated assets	$104,390	$103,483
 _________________________________________________________

(1)
The primary components of other assets at September 30, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets, and the primary components at December 31, 2017 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan, other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,045	$1	$29	$2,017
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,272	135	233	14,174
Revenue	9,730	113	147	9,696
State general obligation	1,328	13	21	1,320
Pre-refunded	2,911	81	1	2,991
Total obligations of states, municipalities and political subdivisions	28,241	342	402	28,181
Debt securities issued by foreign governments	1,286	4	11	1,279
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,502	51	62	2,491
All other corporate bonds	28,825	134	592	28,367
Redeemable preferred stock	86	3	—	89
Total	$62,985	$535	$1,096	$62,424

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2017, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,080	$4	$8	$2,076
Obligations of states, municipalities and political subdivisions:
Local general obligation	13,488	444	26	13,906
Revenue	11,307	338	19	11,626
State general obligation	1,443	44	3	1,484
Pre-refunded	3,758	142	1	3,899
Total obligations of states, municipalities and political subdivisions	29,996	968	49	30,915
Debt securities issued by foreign governments	1,505	14	10	1,509
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,334	87	11	2,410
All other corporate bonds	25,311	478	100	25,689
Redeemable preferred stock	90	5	—	95
Total	$61,316	$1,556	$178	$62,694

Pre-refunded bonds of $2.99 billion and $3.90 billion at September 30, 2018 and December 31, 2017, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $3.19 billion and $860 million during the nine months ended September 30, 2018 and 2017, respectively. Gross gains of $47 million and $28 million and gross losses of $16 million and $6 million were realized on those sales during the nine months ended September 30, 2018 and 2017, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at September 30, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$336	$19	$8	$347
Non-redeemable preferred stock	72	10	3	79
Total	$408	$29	$11	$426

				Fair
(at December 31, 2017, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$332	$8	$1	$339
Non-redeemable preferred stock	108	12	6	114
Total	$440	$20	$7	$453

For the nine months ended September 30, 2018, the Company recognized $5 million of net gains on equity securities still held as of September 30, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

Proceeds from sales of equity securities previously classified as available for sale were $340 million during the nine months ended September 30, 2017.  Gross gains of $146 million and gross losses of $1 million were realized on those sales during the nine months ended September 30, 2017.

Real Estate

At September 30, 2018, the Company had a real estate investment held for sale with a carrying value of $53 million. In October 2018, the investment was sold, resulting in a pre-tax realized investment gain of approximately $20 million that will be recognized in the fourth quarter of 2018.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report to determine whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at September 30, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,241	$20	$625	$9	$1,866	$29
Obligations of states, municipalities and political subdivisions	10,078	216	3,063	186	13,141	402
Debt securities issued by foreign governments	504	3	294	8	798	11
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,265	33	661	29	1,926	62
All other corporate bonds	17,490	398	3,862	194	21,352	592
Total fixed maturities	$30,578	$670	$8,505	$426	$39,083	$1,096

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.             INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2017, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,150	$5	$470	$3	$1,620	$8
Obligations of states, municipalities and political subdivisions	505	2	2,959	47	3,464	49
Debt securities issued by foreign governments	394	6	111	4	505	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,021	7	250	4	1,271	11
All other corporate bonds	6,062	48	1,990	52	8,052	100
Total fixed maturities	9,132	68	5,780	110	14,912	178
Equity securities
Public common stock	18	—	34	1	52	1
Non-redeemable preferred stock	3	—	56	6	59	6
Total equity securities	21	—	90	7	111	7
Total	$9,153	$68	$5,870	$117	$15,023	$185

At September 30, 2018, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $0 million and $5 million for the three months ended September 30, 2018 and 2017, respectively, and $1 million and $12 million for the nine months ended September 30, 2018 and 2017, respectively.

The cumulative amount of credit losses on fixed maturities held at September 30, 2018 and 2017 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $54 million and $82 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the nine months ended September 30, 2018 and 2017 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At September 30, 2018 and December 31, 2017, the Company had $50 million and $400 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains and losses related to U.S. Treasury futures contracts for the three months and nine months ended September 30, 2018 and 2017 were not significant.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% and 98% of its fixed maturities at September 30, 2018 and December 31, 2017, respectively.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $105 million and $127 million at September 30, 2018 and December 31, 2017, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $89 million and $77 million at September 30, 2018 and December 31, 2017, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at September 30, 2018 was $19 million and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.     FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,017	$2,017	$—	$—
Obligations of states, municipalities and political subdivisions	28,181	—	28,169	12
Debt securities issued by foreign governments	1,279	—	1,279	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,491	—	2,471	20
All other corporate bonds	28,367	—	28,205	162
Redeemable preferred stock	89	3	86	—
Total fixed maturities	62,424	2,020	60,210	194
Equity securities
Public common stock	347	346	1	—
Non-redeemable preferred stock	79	34	45	—
Total equity securities	426	380	46	—
Other investments	66	18	—	48
Total	$62,916	$2,418	$60,256	$242

Other liabilities	$19	$—	$—	$19

(at December 31, 2017, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$2,076	$—	$—
Obligations of states, municipalities and political subdivisions	30,915	—	30,910	5
Debt securities issued by foreign governments	1,509	—	1,509	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	—	2,371	39
All other corporate bonds	25,689	11	25,518	160
Redeemable preferred stock	95	3	92	—
Total fixed maturities	62,694	2,090	60,400	204
Equity securities
Public common stock	339	339	—	—
Non-redeemable preferred stock	114	45	69	—
Total equity securities	453	384	69	—
Other investments	57	19	—	38
Total	$63,204	$2,493	$60,469	$242

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company’s transfers between Level 1 and Level 2 were not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.     FAIR VALUE MEASUREMENTS, Continued

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2018 or the year ended December 31, 2017.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,437	$4,437	$710	$3,692	$35
Financial liabilities:
Debt	$6,464	$7,115	$—	$7,115	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2017, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,895	$4,895	$1,238	$3,622	$35
Financial liabilities:
Debt	$6,471	$7,702	$—	$7,702	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2018 or year ended December 31, 2017.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	September 30, 2018	December 31, 2017
Business Insurance (1)	$2,597	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	785	790
Other	26	26
Total	$3,958	$3,951

(1) Goodwill increased $26 million during the nine months ended September 30, 2018 associated with a business acquisition, none of which will be deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.     GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$10	$89
Contract-based (1)	209	173	36
Total subject to amortization	308	183	125
Not subject to amortization	226	—	226
Total	$534	$183	$351

(at December 31, 2017, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$77	$4	$73
Contract-based (1)	209	167	42
Total subject to amortization	286	171	115
Not subject to amortization	227	—	227
Total	$513	$171	$342
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

Amortization expense of intangible assets was $4 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $12 million and $9 million for the nine months ended September 30, 2018 and 2017, respectively.  Intangible asset amortization expense is estimated to be $4 million for the remainder of 2018, $16 million in 2019, $15 million in 2020, $14 million in 2021 and $13 million in 2022.

6.             INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2018	December 31, 2017
Property-casualty	$50,415	$49,633
Accident and health	15	17
Total	$50,430	$49,650

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses for the nine months ended September 30, 2018 and 2017:

(for the nine months ended September 30, in millions)	2018	2017
Claims and claim adjustment expense reserves at beginning of year	$49,633	$47,929
Less reinsurance recoverables on unpaid losses	8,123	7,981
Net reserves at beginning of year	41,510	39,948

Estimated claims and claim adjustment expenses for claims arising in the current year	13,707	13,261
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(255)	(197)
Total increases	13,452	13,064

Claims and claim adjustment expense payments for claims arising in:
Current year	5,112	4,799
Prior years	7,419	6,831
Total payments	12,531	11,630
Unrealized foreign exchange (gain) loss	(82)	215
Net reserves at end of period	42,349	41,597
Plus reinsurance recoverables on unpaid losses	8,066	8,136
Claims and claim adjustment expense reserves at end of period	$50,415	$49,733

Gross claims and claim adjustment expense reserves at September 30, 2018 increased by $782 million from December 31, 2017, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first nine months of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

Reinsurance recoverables on unpaid losses at September 30, 2018 decreased by $57 million from December 31, 2017, primarily reflecting the impact of cash collections in the first nine months of 2018.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2018 and 2017, estimated claims and claim adjustment expenses incurred included $255 million and $197 million, respectively, of net favorable development for claims arising in prior years, including $350 million and $299 million, respectively, of net favorable prior year reserve development and $37 million and $38 million, respectively, of accretion of discount that impacted the Company's results of operations.

Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2018 totaled $56 million, primarily driven by (i) a $225 million increase to asbestos reserves and (ii) higher than expected loss experience in the segment's domestic operations in the commercial automobile product line for recent accident years, partially offset by (iii) better than expected loss experience in the segment's domestic operations in the workers’ compensation product line for multiple accident years. Net favorable prior year reserve development in the third quarter of 2017 totaled $9 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for multiple accident years, (ii) the general liability product line (excluding the increase to asbestos reserves) for both primary and excess coverages for multiple accident years, largely offset by (iii) a $225 million increase to asbestos reserves and (iv) the impact of higher than expected loss experience in the commercial automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.             INSURANCE CLAIM RESERVES, Continued

Net favorable prior year reserve development in the first nine months of 2018 totaled $94 million, primarily driven by better than expected loss experience in the segment’s domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the commercial property product line for recent accident years, partially offset by (iii) the $225 million increase to asbestos reserves, (iv) higher than expected loss experience in the segment's domestic operations in the commercial automobile product line for recent accident years and (v) a $55 million increase to environmental reserves. Net favorable prior year reserve development in the first nine months of 2017 totaled $195 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers' compensation product line for multiple accident years, (ii) the general liability product line (excluding the increases to asbestos and environmental reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial multi-peril product line for liability coverages for multiple accident years, partially offset by (iv) the $225 million increase to asbestos reserves, (v) a $65 million increase to environmental reserves and (vi) the impact of higher than expected loss experience in the segment’s domestic operations in the commercial automobile product line for recent accident years. The net favorable prior year reserve development in the segment's domestic operations for the first nine months of 2017 was partially offset by net unfavorable prior year reserve development in the segment's international operations in Europe due to the U.K. Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2018 totaled $53 million and $177 million, respectively, and net favorable prior year reserve development in the third quarter and first nine months of 2017 totaled $6 million and $98 million, respectively. Net favorable prior year reserve development for the third quarter of 2018 and the first nine months of 2018 and 2017 was primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2018 totaled $17 million and $79 million, respectively, driven by better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2017 totaled $0 and $6 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the nine months ended September 30, 2018.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2017	$747	$207	$(686)	$(611)	$(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(34)	—	—	—	(34)
Income tax benefit	(12)	—	—	—	(12)
Net of income taxes	(22)	—	—	—	(22)

Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	145	7	(141)	(35)	(24)
Total effect of adoption of new guidance at January 1, 2018, net of tax	123	7	(141)	(35)	(46)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,488)	(19)	—	(134)	(1,641)
Amounts reclassified from AOCI, net of tax	(24)	—	51	—	27
Net OCI, current period	(1,512)	(19)	51	(134)	(1,614)
Balance, September 30, 2018	$(642)	$195	$(776)	$(780)	$(2,003)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.             OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(414)	$(42)	$(1,915)	$429
Income tax expense (benefit)	(87)	(12)	(403)	155
Net of taxes	(327)	(30)	(1,512)	274

Having credit losses recognized in the consolidated statement of income	(11)	2	(25)	4
Income tax expense (benefit)	(3)	1	(6)	2
Net of taxes	(8)	1	(19)	2

Net changes in benefit plan assets and obligations	22	(9)	65	25
Income tax expense (benefit)	5	(3)	14	8
Net of taxes	17	(6)	51	17

Net changes in unrealized foreign currency translation	—	113	(152)	202
Income tax expense (benefit)	(3)	19	(18)	25
Net of taxes	3	94	(134)	177

Total other comprehensive income (loss)	(403)	64	(2,027)	660
Total income tax expense (benefit)	(88)	5	(413)	190
Total other comprehensive income (loss), net of taxes	$(315)	$59	$(1,614)	$470

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(18)	$(64)	$(30)	$(158)
Income tax expense (2)	(3)	(22)	(6)	(55)
Net of taxes	(15)	(42)	(24)	(103)

Having credit losses recognized in the consolidated statement of income (1)	—	1	—	1
Income tax benefit (2)	—	—	—	—
Net of taxes	—	1	—	1

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	9	11	26	25
General and administrative expenses (3)	13	16	39	37
Total	22	27	65	62
Income tax benefit (2)	5	10	14	22
Net of taxes	17	17	51	40

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	4	(36)	35	(95)
Total income tax (expense) benefit	2	(12)	8	(33)
Total reclassifications, net of taxes	$2	$(24)	$27	$(62)
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

8.                                      DEBT

Debt Issuance.  On March 7, 2018, the Company issued $500 million aggregate principal amount of 4.05% senior notes that will mature on March 7, 2048.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $491 million.  Interest on the senior notes is payable semi-annually in arrears on March 7 and September 7.  Prior to September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 7, 2047 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points.  On or after September 7, 2047, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.                                      DEBT, Continued

Debt Repayment. On May 15, 2018, the Company's $500 million, 5.80% senior notes matured and were fully paid.

Credit Agreement. On June 4, 2018, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year $1.0 billion credit agreement that was due to expire on June 7, 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2018, up to a maximum deduction of $1.75 billion.  The threshold was $13.719 billion at September 30, 2018 and could decline to a minimum of $12.494 billion during the term of the credit agreement, subject to the Company repurchasing an additional $1.75 billion of its common stock. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors. At September 30, 2018, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s credit ratings. At September 30, 2018, that cost would have been LIBOR plus 100 basis points, had there been any amounts outstanding under the credit agreement.

Commercial Paper.  The Company had $100 million of commercial paper outstanding at both September 30, 2018 and December 31, 2017.

9.                          COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2018, the Company repurchased 3.0 million and 8.2 million shares, respectively, under its share repurchase authorization, for a total cost of $400 million and $1.10 billion, respectively.  The average cost per share repurchased was $130.22 and $133.52, respectively.  In addition, the Company acquired 3,205 shares and 0.4 million shares for a total cost of $0.4 million and $51 million during the three months and nine months ended September 30, 2018, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At September 30, 2018, the Company had $3.46 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Basic and Diluted
Net income, as reported	$709	$293	$1,902	$1,505
Participating share-based awards — allocated income	(5)	(2)	(14)	(11)
Net income available to common shareholders — basic and diluted	$704	$291	$1,888	$1,494

Common Shares
Basic
Weighted average shares outstanding	266.1	274.1	268.6	277.1

Diluted
Weighted average shares outstanding	266.1	274.1	268.6	277.1
Weighted average effects of dilutive securities — stock options and performance shares	2.3	2.5	2.5	2.5
Total	268.4	276.6	271.1	279.6

Net Income per Common Share
Basic	$2.65	$1.06	$7.03	$5.39
Diluted	$2.62	$1.05	$6.97	$5.34

11.                INCOME TAXES

During the fourth quarter of 2017, the Company recorded provisional amounts for the tax imposed on accumulated foreign earnings and partnership investments, as well as the amount due under the transition rule relating to the change in discounting of claims incurred, based on information available at December 31, 2017. During the third quarter of 2018, the Company made minor adjustments to the provisional amounts for taxes related to accumulated foreign earnings and partnerships based upon the latest available information associated with final earnings from foreign operations and partnership investments (Form K-1's) that were received in 2018. The Company anticipates further adjustments to these amounts as additional information becomes available in future periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2018:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,977,343	$99.02	5.6 years	$191
Exercisable at end of period	3,924,932	$88.09	4.2 years	$164
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $33 million and $31 million for the three months ended September 30, 2018 and 2017, respectively, and $110 million and $104 million for the nine months ended September 30, 2018 and 2017, respectively.  The related tax benefits recognized in the consolidated statement of income were $6 million and $10 million for the three months ended September 30, 2018 and 2017, respectively, and $20 million and $34 million for the nine months ended September 30, 2018 and 2017, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2018 was $172 million, which is expected to be recognized over a weighted-average period of 1.9 years.

13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2018	2017	2018	2017

Net Periodic Benefit Cost:
Service cost	$33	$30	$—	$—

Non-service cost:
Interest cost on benefit obligation	32	35	1	2
Expected return on plan assets	(66)	(60)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	(1)	(1)
Net actuarial loss	22	29	—	—
Total non-service cost (benefit)	(12)	3	—	1
Net periodic benefit cost	$21	$33	$—	$1

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the three months ended September 30, 2018 and 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2018	2017	2018	2017
Service Cost:
Claims and claim adjustment expenses	$13	$13	$—	$—
General and administrative expenses	20	17	—	—
Total service cost	33	30	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(4)	1	—	1
General and administrative expenses	(8)	2	—	—
Total non-service cost (benefit)	(12)	3	—	1
Net periodic benefit cost	$21	$33	$—	$1

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2018	2017	2018	2017

Net Periodic Benefit Cost:
Service cost	$99	$90	$—	$—

Non-service cost:
Interest cost on benefit obligation	95	96	5	5
Expected return on plan assets	(198)	(180)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(3)	(3)
Net actuarial loss	68	66	—	—
Total non-service cost (benefit)	(36)	(19)	2	2
Net periodic benefit cost	$63	$71	$2	$2

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income for the nine months ended September 30, 2018 and 2017.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2018	2017	2018	2017
Service Cost:
Claims and claim adjustment expenses	$40	$37	$—	$—
General and administrative expenses	59	53	—	—
Total service cost	99	90	—	—

Non-Service Cost:
Claims and claim adjustment expenses	(14)	(8)	1	1
General and administrative expenses	(22)	(11)	1	1
Total non-service cost (benefit)	(36)	(19)	2	2
Net periodic benefit cost	$63	$71	$2	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. There was no required contribution to the qualified domestic pension plan in 2018. In the third quarter of 2018, the Company voluntarily made a $200 million contribution to the qualified domestic pension plan.

14.          CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.60 billion and $1.56 billion at September 30, 2018 and December 31, 2017, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at September 30, 2018, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $45 million at September 30, 2018, approximately $23 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2018, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2017 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at September 30, 2018.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,715	$2,167	$—	$—	$6,882
Net investment income	444	193	9	—	646
Fee income	108	1	—	—	109
Net realized investment gains (1)	13	9	7	—	29
Other revenues	29	30	—	(2)	57
Total revenues	5,309	2,400	16	(2)	7,723

Claims and expenses
Claims and claim adjustment expenses	3,149	1,506	—	—	4,655
Amortization of deferred acquisition costs	757	360	—	—	1,117
General and administrative expenses	728	326	7	(2)	1,059
Interest expense	12	—	74	—	86
Total claims and expenses	4,646	2,192	81	(2)	6,917
Income (loss) before income taxes	663	208	(65)	—	806
Income tax expense (benefit)	104	36	(43)	—	97
Net income of subsidiaries	—	—	731	(731)	—
Net income	$559	$172	$709	$(731)	$709
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses recognized in net realized investment gains	$—	$—	$—	$—	$—
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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

_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(3)	$—	$—	$(5)
OTTI losses recognized in net realized investment gains (losses)	$(2)	$(3)	$—	$—	$(5)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the nine months ended September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$13,760	$6,354	$—	$—	$20,114
Net investment income	1,268	553	23	—	1,844
Fee income	323	1	—	—	324
Net realized investment gains (1)	33	13	8	—	54
Other revenues	69	85	—	(4)	150
Total revenues	15,453	7,006	31	(4)	22,486

Claims and expenses
Claims and claim adjustment expenses	9,123	4,390	—	—	13,513
Amortization of deferred acquisition costs	2,189	1,070	—	—	3,259
General and administrative expenses	2,223	997	18	(4)	3,234
Interest expense	36	—	229	—	265
Total claims and expenses	13,571	6,457	247	(4)	20,271
Income (loss) before income taxes	1,882	549	(216)	—	2,215
Income tax expense (benefit)	314	89	(90)	—	313
Net income of subsidiaries	—	—	2,028	(2,028)	—
Net income	$1,568	$460	$1,902	$(2,028)	$1,902
_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI gains (losses) recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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
_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2017, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(4)	$(7)	$—	$—	$(11)
OTTI losses recognized in net realized investment gains (losses)	$(5)	$(7)	$—	$—	$(12)
OTTI gains recognized in OCI	$1	$—	$—	$—	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$559	$172	$709	$(731)	$709

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(299)	(115)	—	—	(414)
Having credit losses recognized in the consolidated statement of income	(8)	(3)	—	—	(11)
Net changes in benefit plan assets and obligations	—	1	21	—	22
Net changes in unrealized foreign currency translation	6	(6)	—	—	—
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(301)	(123)	21	—	(403)
Income tax expense (benefit)	(67)	(24)	3	—	(88)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(234)	(99)	18	—	(315)
Other comprehensive loss of subsidiaries	—	—	(333)	333	—
Other comprehensive loss	(234)	(99)	(315)	333	(315)
Comprehensive income	$325	$73	$394	$(398)	$394

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the nine months ended September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,568	$460	$1,902	$(2,028)	$1,902

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,346)	(568)	(1)	—	(1,915)
Having credit losses recognized in the consolidated statement of income	(19)	(6)	—	—	(25)
Net changes in benefit plan assets and obligations	—	1	64	—	65
Net changes in unrealized foreign currency translation	(96)	(56)	—	—	(152)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(1,461)	(629)	63	—	(2,027)
Income tax expense (benefit)	(300)	(122)	9	—	(413)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(1,161)	(507)	54	—	(1,614)
Other comprehensive loss of subsidiaries	—	—	(1,668)	1,668	—
Other comprehensive loss	(1,161)	(507)	(1,614)	1,668	(1,614)
Comprehensive income (loss)	$407	$(47)	$288	$(360)	$288

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,985)	$42,923	$19,419	$82	$—	$62,424
Equity securities, at fair value (cost $408)	130	105	191	—	426
Real estate investments	54	897	—	—	951
Short-term securities	2,386	704	1,347	—	4,437
Other investments	2,779	835	1	—	3,615
Total investments	48,272	21,960	1,621	—	71,853
Cash	174	185	—	—	359
Investment income accrued	403	176	4	—	583
Premiums receivable	5,182	2,457	—	—	7,639
Reinsurance recoverables	5,812	2,502	—	—	8,314
Ceded unearned premiums	635	80	—	—	715
Deferred acquisition costs	1,986	200	—	—	2,186
Deferred taxes	239	339	(57)	—	521
Contractholder receivables	3,960	927	—	—	4,887
Goodwill	2,586	1,381	—	(9)	3,958
Other intangible assets	225	126	—	—	351
Investment in subsidiaries	—	—	26,412	(26,412)	—
Other assets	2,068	452	525	(21)	3,024
Total assets	$71,542	$30,785	$28,505	$(26,442)	$104,390

Liabilities
Claims and claim adjustment expense reserves	$33,862	$16,568	$—	$—	$50,430
Unearned premium reserves	9,735	4,244	—	—	13,979
Contractholder payables	3,960	927	—	—	4,887
Payables for reinsurance premiums	250	168	—	—	418
Debt	693	21	5,871	(21)	6,564
Other liabilities	4,287	1,188	177	—	5,652
Total liabilities	52,787	23,116	6,048	(21)	81,930

Shareholders’ equity
Common stock (1,750.0 shares authorized; 264.9 shares issued and 264.8 shares outstanding)	—	390	23,089	(390)	23,089
Additional paid-in capital	11,634	6,986	—	(18,620)	—
Retained earnings	7,883	772	34,796	(8,652)	34,799
Accumulated other comprehensive loss	(762)	(479)	(2,003)	1,241	(2,003)
Treasury stock, at cost (509.5 shares)	—	—	(33,425)	—	(33,425)
Total shareholders’ equity	18,755	7,669	22,457	(26,421)	22,460
Total liabilities and shareholders’ equity	$71,542	$30,785	$28,505	$(26,442)	$104,390

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,568	$460	$1,902	$(2,028)	$1,902
Net adjustments to reconcile net income to net cash provided by operating activities	1,156	373	(126)	127	1,530
Net cash provided by operating activities	2,724	833	1,776	(1,901)	3,432
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,197	1,439	19	—	5,655
Proceeds from sales of investments:
Fixed maturities	2,219	965	1	—	3,185
Equity securities	39	82	6	—	127
Real estate investments	—	8	—	—	8
Other investments	198	72	—	—	270
Purchases of investments:
Fixed maturities	(7,625)	(3,215)	(22)	—	(10,862)
Equity securities	(3)	(74)	(9)	—	(86)
Real estate investments	(1)	(56)	—	—	(57)
Other investments	(329)	(63)	—	—	(392)
Net sales (purchases) of short-term securities	364	209	(117)	—	456
Securities transactions in course of settlement	113	60	—	—	173
Acquisition, net of cash acquired	—	(4)	—	—	(4)
Other	(225)	(7)	—	—	(232)
Net cash used in investing activities	(1,053)	(584)	(122)	—	(1,759)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,100)	—	(1,100)
Treasury stock acquired — net employee share-based compensation	—	—	(51)	—	(51)
Dividends paid to shareholders	—	—	(611)	—	(611)
Payment of debt	—	—	(600)	—	(600)
Issuance of debt	—	7	591	(7)	591
Issuance of common stock — employee share options	—	—	117	—	117
Dividends paid to parent company	(1,653)	(255)	—	1,908	—
Net cash used in financing activities	(1,653)	(248)	(1,654)	1,901	(1,654)
Effect of exchange rate changes on cash	(1)	(3)	—	—	(4)
Net increase (decrease) in cash	17	(2)	—	—	15
Cash at beginning of year	157	187	—	—	344
Cash at end of period	$174	$185	$—	$—	$359
Supplemental disclosure of cash flow information
Income taxes paid (received)	$198	$172	$(126)	$—	$244
Interest paid	$40	$—	$185	$—	$225

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,241	$340	$1,514	$(1,590)	$1,505
Net adjustments to reconcile net income to net cash provided by operating activities	1,140	604	285	(49)	1,980
Net cash provided by operating activities	2,381	944	1,799	(1,639)	3,485
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,961	1,618	2	—	6,581
Proceeds from sales of investments:
Fixed maturities	463	397	—	—	860
Equity securities	18	202	120	—	340
Real estate investments	—	23	—	—	23
Other investments	260	94	—	(13)	341
Purchases of investments:
Fixed maturities	(5,906)	(2,493)	(4)	—	(8,403)
Equity securities	(5)	(65)	(123)	—	(193)
Real estate investments	—	(40)	—	—	(40)
Other investments	(305)	(87)	—	—	(392)
Net purchases of short-term securities	(488)	(230)	(272)	—	(990)
Securities transactions in course of settlement	18	103	1	—	122
Acquisition, net of cash acquired	—	25	(477)	13	(439)
Other	(191)	5	—	—	(186)
Net cash used in investing activities	(1,175)	(448)	(753)	—	(2,376)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,028)	—	(1,028)
Treasury stock acquired — net employee share-based compensation	—	—	(61)	—	(61)
Dividends paid to shareholders	—	—	(589)	—	(589)
Payment of debt	—	—	(207)	—	(207)
Issuance of debt	—	—	689	—	689
Issuance of common stock — employee share options	—	—	148	—	148
Dividends paid to parent company	(1,185)	(454)	—	1,639	—
Net cash used in financing activities	(1,185)	(454)	(1,048)	1,639	(1,048)
Effect of exchange rate changes on cash	3	8	—	—	11
Net increase (decrease) in cash	24	50	(2)	—	72
Cash at beginning of year	141	164	2	—	307
Cash at end of period	$165	$214	$—	$—	$379
Supplemental disclosure of cash flow information
Income taxes paid (received)	$493	$174	$(200)	$—	$467
Interest paid	$40	$—	$177	$—	$217

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2018 Third Quarter Consolidated Results of Operations

•	Net income of $709 million, or $2.65 per share basic and $2.62 per share diluted

•	Net earned premiums of $6.88 billion

•	Catastrophe losses of $264 million ($209 million after-tax)

•	Net favorable prior year reserve development of $14 million ($10 million after-tax)

•	Combined ratio of 96.6%

•	Net investment income of $646 million ($547 million after-tax)

•	Operating cash flows of $1.73 billion

2018 Third Quarter Consolidated Financial Condition

•	Total investments of $71.85 billion; fixed maturities and short-term securities comprised 93% of total investments

•	Total assets of $104.39 billion

•	Total debt of $6.56 billion, resulting in a debt-to-total capital ratio of 22.6% (22.3% excluding net unrealized investment losses, net of tax)

•	Repurchased 3.1 million common shares for total cost of $400 million and paid $207 million of dividends to shareholders

•	Shareholders’ equity of $22.46 billion

•	Net unrealized investment losses of $560 million ($447 million after-tax)

•	Book value per common share of $84.82

•	Holding company liquidity of $1.39 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2018	2017	2018	2017

Revenues
Premiums	$6,882	$6,523	$20,114	$19,057
Net investment income	646	588	1,844	1,796
Fee income	109	113	324	342
Net realized investment gains	29	61	54	146
Other revenues	57	40	150	110
Total revenues	7,723	7,325	22,486	21,451

Claims and expenses
Claims and claim adjustment expenses	4,655	4,806	13,513	13,125
Amortization of deferred acquisition costs	1,117	1,059	3,259	3,094
General and administrative expenses	1,059	1,045	3,234	3,086
Interest expense	86	95	265	276
Total claims and expenses	6,917	7,005	20,271	19,581
Income before income taxes	806	320	2,215	1,870
Income tax expense	97	27	313	365
Net income	$709	$293	$1,902	$1,505

Net income per share
Basic	$2.65	$1.06	$7.03	$5.39
Diluted	$2.62	$1.05	$6.97	$5.34

Combined ratio
Loss and loss adjustment expense ratio	66.9%	72.8%	66.5%	68.0%
Underwriting expense ratio	29.7	30.4	30.3	30.7
Combined ratio	96.6%	103.2%	96.8%	98.7%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.62 in the third quarter of 2018 increased by 150% over diluted net income per share of $1.05 in the same period of 2017.  Net income of $709 million in the third quarter of 2018 increased by 142% over net income of $293 million in the same period of 2017.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses and (ii) higher net investment income, partially offset by (iii) lower net realized investment gains. Catastrophe losses in the third quarters of 2018 and 2017 were $264 million and $700 million, respectively.  Net favorable prior year reserve development in the third quarters of 2018 and 2017 was $14 million and $15 million, respectively.  Income tax expense in the third quarter of 2018 was higher than in the same period of 2017, reflecting the impacts of (i) the increase in income before income taxes, partially offset by (ii) the lower U.S. corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (TCJA).

Diluted net income per share of $6.97 in the first nine months of 2018 increased by 31% over diluted net income per share of $5.34 in the same period of 2017.  Net income of $1.90 billion in the first nine months of 2018 increased by 26% over net income of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

$1.51 billion in the same period of 2017.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) lower net realized investment gains. Catastrophe losses in the first nine months of 2018 and 2017 were $1.11 billion and $1.45 billion, respectively.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 was $350 million and $299 million, respectively.  Income tax expense in the first nine months of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the increase in income before income taxes and (iii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and nine months ended September 30, 2018 and 2017, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2018 were $6.88 billion, $359 million or 6% higher than in the same period of 2017.  Earned premiums in the first nine months of 2018 were $20.11 billion, $1.06 billion or 6% higher than in the same period of 2017. In Business Insurance, earned premiums in the third quarter and first nine months of 2018 increased by 5% and 4%, respectively, over the same periods of 2017.  In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2018 increased by 4% and 5%, respectively, over the same periods of 2017.  In Personal Insurance, earned premiums in the third quarter and first nine months of 2018 increased by 7% and 8%, respectively, over the same periods of 2017.  Factors contributing to the increases in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Average investments (1)	$73,059	$72,363	$72,787	$71,577
Pre-tax net investment income	646	588	1,844	1,796
After-tax net investment income	547	457	1,567	1,405
Average pre-tax yield (2)	3.5%	3.2%	3.4%	3.3%
Average after-tax yield (2)	3.0%	2.5%	2.9%	2.6%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2018 was $646 million, $58 million or 10% higher than in the same period of 2017.  Net investment income in the first nine months of 2018 was $1.84 billion, $48 million or 3% higher than in the same period of 2017. Net investment income from fixed maturity investments in the third quarter and first nine months of 2018 was $498 million and $1.47 billion, respectively, $29 million and $51 million higher, respectively, than in the same periods of 2017. The increase in the third quarter of 2018 primarily resulted from a higher average level of fixed maturity investments and higher long-term reinvestment rates available in the market. The increase in the first nine months of 2018 primarily resulted from a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2018 was $25 million and $65 million, respectively, $6 million and $22 million higher, respectively, than in the same periods of 2017. The increases primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the third quarter of 2018 was $134 million, $26 million higher than in the same period of 2017, primarily due to higher returns from private equity limited partnerships. Net investment income generated by the Company's

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

remaining investment portfolios in the first nine months of 2018 was $341 million, $22 million lower than in the same period of 2017, primarily reflecting lower returns from private equity limited partnerships and lower dividend income due to a lower level of investments in equity securities.

Fee Income
The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  The $4 million and $18 million decreases in fee income in the third quarter and first nine months of 2018 compared with the same periods of 2017 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains
The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net Realized Investment Gains
Other-than-temporary impairment losses	$—	$(5)	$(1)	$(12)
Net realized investment gains on equity securities still held	2	—	5	—
Other net realized investment gains, including from sales	27	66	50	158
Net realized investment gains	$29	$61	$54	$146

Net realized investment gains from sales of fixed maturity investments accounted for the majority of net realized investment gains in the third quarter and first nine months of 2018. Net realized investment gains from sales of equity securities accounted for the majority of net realized investment gains in the third quarter and first nine months of 2017.

Other Revenues
Other revenues in the third quarters and first nine months of 2018 and 2017 included installment premium charges.  Other revenues in the third quarters and the first nine months of 2018 and 2017 also included revenues from Simply Business, which was acquired in August 2017. Other revenues in the first nine months of 2017 included a gain related to the settlement of a reinsurance dispute in the second quarter of 2017.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2018 were $4.66 billion, $151 million or 3% lower than in the same period of 2017, primarily reflecting the impacts of (i) significantly lower catastrophe losses, partially offset by (ii) higher business volumes and (iii) loss cost trends.  Catastrophe losses in the third quarter of 2018 primarily resulted from Hurricane Florence, wind and hail storms in several regions of the United States and a wildfire in California. Catastrophe losses in the third quarter of 2017 primarily resulted from Hurricanes Harvey, Irma and Maria, as well as wind and hail storms in the Southeastern region of the United States.

Claims and claim adjustment expenses in the first nine months of 2018 were $13.51 billion, $388 million or 3% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes and (ii) loss cost trends, partially offset by (iii) significantly lower catastrophe losses and (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2018 and 2017 included the third quarter events described above, as well as winter storms in the eastern United States, wind and hail storms in several regions of the United States and mudslides in California in the first half of 2018, and wind and hail storms in several regions of the United States and a winter storm in the eastern United States in the first half of 2017.

Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2018 and 2017, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2018 and 2017 for significant catastrophes that occurred in 2017 and 2016, and the estimate of ultimate losses for those catastrophes at September 30, 2018 and December 31, 2017.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2018 ranged from approximately $18 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2017 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2018	2017	2018	2017	September 30, 2018	December 31, 2017

2016
PCS Serial Number:
21 — Severe wind and hail storms	$(1)	$(3)	$(2)	$(1)	$146	$148
25 — Severe wind and hail storms	(1)	—	(6)	9	172	178
			'
2017
PCS Serial Number:
22 — Severe wind and hail storms	—	(2)	(2)	113	109	111
32 — Severe wind and hail storms	(2)	9	18	207	228	210
43 — Hurricane Harvey	2	319	(23)	319	231	254
44 — Hurricane Irma	(12)	242	(31)	242	156	187
48 — California wildfire — Tubbs fire	(2)	n/a	2	n/a	509	507

2018
PCS Serial Number:
15 — Winter storm	6	n/a	144	n/a	144	n/a
17 — Severe wind and hail storms	(8)	n/a	113	n/a	113	n/a
33 — Severe wind and hail storms	15	n/a	110	n/a	110	n/a
52 — Hurricane Florence	118	n/a	118	n/a	118	n/a
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2018 was $1.12 billion, $58 million or 5% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first nine months of 2018 was $3.26 billion, $165 million or 5% higher than in the same period of 2017. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2018 were $1.06 billion, $14 million or 1% higher than in the same period of 2017, primarily reflecting the impact of the acquisition of Simply Business in August 2017. General and administrative expenses in the first nine months of 2018 were $3.23 billion, $148 million or 5% higher than in the same period of 2017, primarily reflected the impacts of (i) the acquisition of Simply Business and (ii) variable costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the third quarter and first nine months of 2018 was $86 million and $265 million, respectively, compared with $95 million and $276 million, respectively, in the same periods of 2017.

Income Tax Expense
Income tax expense in the third quarter of 2018 was $97 million, $70 million or 259% higher than in the same period of 2017, primarily reflecting the impacts of (i) the $486 million increase in income before income taxes, partially offset by (ii) the lower U.S. corporate income tax rate resulting from the TCJA. Income tax expense in the first nine months of 2018 was $313 million, $52 million or 14% lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the $345 million increase in income before income taxes and (iii) the $39 million reduction in income tax expense in the first quarter of 2017 as a result of the resolution of prior year tax matters.

The Company’s effective tax rate was 12% and 8% in the third quarters of 2018 and 2017, respectively.  The Company's effective tax rate was 14% and 20% in the first nine months of 2018 and 2017, respectively. The effective tax rates were lower than the statutory rates of 21% in both periods of 2018 and 35% in both periods of 2017, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The effective tax rate in the third quarter and first nine months of 2018 included the impact of the reduction in income tax expense resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, which provided a 35% tax benefit rather than a 21% tax benefit. The effective tax rate in the first nine months of 2017 also included the impact of the reduction in income tax expense resulting from the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 96.6% in the third quarter of 2018 was 6.6 points lower than the combined ratio of 103.2% in the same period of 2017.  The loss and loss adjustment expense ratio of 66.9% in the third quarter of 2018 was 5.9 points lower than the loss and loss adjustment expense ratio of 72.8% in the same period of 2017.  The underwriting expense ratio of 29.7% for the third quarter of 2018 was 0.7 points lower than the underwriting expense ratio of 30.4% in the same period of 2017.

Catastrophe losses in the third quarters of 2018 and 2017 accounted for 3.8 points and 10.7 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the third quarters of 2018 and 2017 provided 0.2 points and 0.3 points of benefit, respectively, to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2018 was 0.2 points higher than the 2017 ratio on the same basis.

The combined ratio of 96.8% in the first nine months of 2018 was 1.9 points lower than the combined ratio of 98.7% in the same period of 2017. The loss and loss adjustment expense ratio of 66.5% in the first nine months of 2018 was 1.5 points lower than the loss and loss adjustment expense ratio of 68.0% in the same period of 2017.  The underwriting expense ratio of 30.3% for the first nine months of 2018 was 0.4 points lower than the underwriting expense ratio of 30.7% in the same period of 2017.

Catastrophe losses in the first nine months of 2018 and 2017 accounted for 5.5 points and 7.6 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 provided 1.7 points and 1.6 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2018 was 0.3 points higher than the 2017 ratio on the same basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Business Insurance	$3,992	$3,787	$12,501	$11,852
Bond & Specialty Insurance	673	632	1,985	1,853
Personal Insurance	2,797	2,644	7,823	7,303
Total	$7,462	$7,063	$22,309	$21,008

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Business Insurance	$3,648	$3,434	$11,423	$10,833
Bond & Specialty Insurance	644	611	1,871	1,753
Personal Insurance	2,770	2,615	7,723	7,209
Total	$7,062	$6,660	$21,017	$19,795

Gross and net written premiums in the third quarter of 2018 both increased by 6% over the same period of 2017.  Gross and net written premiums in the first nine months 2018 also both increased by 6% over the same period of 2017. Factors contributing to the increases in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$3,743	$3,576	$10,952	$10,509
Net investment income	482	437	1,368	1,337
Fee income	103	108	309	329
Other revenues	33	19	84	43
Total revenues	4,361	4,140	12,713	12,218

Total claims and expenses	3,911	4,069	11,279	11,007

Segment income before income taxes	450	71	1,434	1,211
Income tax expense (benefit)	40	(34)	187	235
Segment income	$410	$105	$1,247	$976

Loss and loss adjustment expense ratio	69.6%	78.1%	67.4%	69.1%
Underwriting expense ratio	31.0	31.7	31.6	31.9
Combined ratio	100.6%	109.8%	99.0%	101.0%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the third quarter of 2018 was $410 million, $305 million or 290% higher than segment income of $105 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses, (ii) higher net investment income and (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), partially offset by (iv) net unfavorable prior year reserve development in the third quarter of 2018, versus net favorable prior year reserve development in the same period of 2017. Catastrophe losses in the third quarters of 2018 and 2017 were $136 million and $489 million, respectively.  Net unfavorable prior year reserve development in the third quarter of 2018 was $56 million, compared with net favorable prior year reserve development of $9 million in the same period of 2017.  The higher underlying underwriting margins primarily reflected the impact of normal quarterly variability in loss and expense activity, including a lower level of non-catastrophe fire-related losses, partially offset by a higher level of non-catastrophe weather-related losses. Income tax expense in the third quarter of 2018 was $40 million, compared with an income tax benefit of $(34) million in the same period of 2017, primarily reflecting the impacts of (i) the increase in segment income before income taxes, partially offset by (ii) the lower U.S. corporate income tax rate resulting from the TCJA.

Segment income in the first nine months of 2018 was $1.25 billion, $271 million or 28% higher than segment income of $976 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses and (ii) slightly higher net investment income, partially offset by (iii) lower net favorable prior year reserve development and (iv) slightly lower underlying underwriting margins. Catastrophe losses in the first nine months of 2018 and 2017 were $442 million and $805 million, respectively.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 was $94 million and $195 million, respectively. Income tax expense in the first nine months of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the increase in segment income before income taxes and (iii) the $15 million reduction in income taxes as a result of the resolution of prior year tax matters in the first quarter of 2017.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2018 were $3.74 billion, $167 million or 5% higher than in the same period of 2017. Earned premiums in the first nine months of 2018 were $10.95 billion, $443 million or 4% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2018 was $482 million, $45 million or 10% higher than in the same period of 2017.   Net investment income in the first nine months of 2018 was $1.37 billion, $31 million or 2% higher than in the same period of 2017. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2018 compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the third quarter of 2018 was $103 million, $5 million or 5% lower than in the same period of 2017. Fee income in the first nine months of 2018 was $309 million, $20 million or 6% lower than in the same period of 2017. The decreases in both periods of 2018 reflected lower claim volume in the large deductible business and lower serviced premium in the workers’ compensation residual market pools.

Other Revenues
Other revenues in the third quarters and first nine months of both 2018 and 2017 included installment premium charges and other miscellaneous policyholder service charges.  Other revenues in the third quarters and first nine months of both 2018 and 2017 also included revenues from Simply Business, which was acquired in August 2017.  Other revenues in the first nine months of 2017 also included a gain related to the settlement of a reinsurance dispute in the second quarter of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2018 were $2.65 billion, $194 million or 7% lower than in the same period of 2017, primarily reflecting the impacts of (i) significantly lower catastrophe losses, partially offset by (ii) higher business volumes, (iii) loss cost trends, (iv) net unfavorable prior year reserve development in the third quarter of 2018, versus net favorable prior year reserve development in the same period of 2017 and (v) normal variability in loss activity.

Claims and claim adjustment expenses in the first nine months of 2018 were $7.53 billion, $111 million or 1% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) lower net favorable prior year reserve development, partially offset by (iv) significantly lower catastrophe losses.

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2018 and 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2018 was $610 million, $31 million or 5% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first nine months of 2018 was $1.78 billion, $78 million or 5% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2018 were $648 million, $5 million or 1% higher than in the same period of 2017. General and administrative expenses in the first nine months of 2018 were $1.97 billion, $83 million or 4% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the impact of the acquisition of Simply Business in August 2017.

Income Tax Expense (Benefit)
Income tax expense in the third quarter of 2018 was $40 million, compared with an income tax benefit of $(34) million in the same period of 2017, reflecting the impacts of (i) the $379 million increase in segment income before income taxes, partially offset by (ii) the lower U.S. corporate income tax rate resulting from the TCJA. Income tax in the first nine months of 2018 was $187 million, $48 million or 20% lower than in the same period of 2017, reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the $223 million increase in segment income before income taxes and (iii) the $15 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017.

Combined Ratio

The combined ratio of 100.6% in the third quarter of 2018 was 9.2 points lower than the combined ratio of 109.8% in the same period of 2017.  The loss and loss adjustment expense ratio of 69.6% in the third quarter of 2018 was 8.5 points lower than the loss and loss adjustment expense ratio of 78.1% in the same period of 2017. The underwriting expense ratio of 31.0% for the third quarter of 2018 was 0.7 points lower than the underwriting expense ratio of 31.7% in the same period of 2017.

Catastrophe losses in the third quarters of 2018 and 2017 accounted for 3.7 points and 13.7 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarter of 2018 accounted for 1.5 points of the combined ratio. Net favorable prior year reserve development in the third quarter of 2017 provided 0.3 points of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2018 was 1.0 points lower than the 2017 ratio on the same basis, primarily reflecting the impact of normal quarterly variability in loss and expense activity, including a lower level of non-catastrophe fire-related losses, partially offset by a higher level of non-catastrophe weather-related losses.

The combined ratio of 99.0% in the first nine months of 2018 was 2.0 points lower than the combined ratio of 101.0% in the same period of 2017. The loss and loss adjustment expense ratio of 67.4% in the first nine months of 2018 was 1.7 points lower than the loss and loss adjustment expense ratio of 69.1% in the same period of 2017.  The underwriting expense ratio of 31.6% for the first nine months of 2018 was 0.3 points lower than the underwriting expense ratio of 31.9% in the same period of 2017.

Catastrophe losses in the first nine months of 2018 and 2017 accounted for 4.1 points and 7.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2018 and 2017 provided 0.9 points and 1.9 points

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2018 was 0.6 points higher than the 2017 ratio on the same basis.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Domestic:
Select Accounts	$668	$668	$2,181	$2,155
Middle Market	2,125	1,991	6,560	6,157
National Accounts	359	370	1,220	1,177
National Property and Other	580	517	1,586	1,499
Total Domestic	3,732	3,546	11,547	10,988
International	260	241	954	864
Total Business Insurance	$3,992	$3,787	$12,501	$11,852

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Domestic:
Select Accounts	$666	$664	$2,168	$2,139
Middle Market	2,032	1,896	6,279	5,893
National Accounts	238	244	778	751
National Property and Other	485	428	1,383	1,310
Total Domestic	3,421	3,232	10,608	10,093
International	227	202	815	740
Total Business Insurance	$3,648	$3,434	$11,423	$10,833

Gross and net written premiums in the third quarter of 2018 increased by 5% and 6%, respectively, over the same period of 2017.  Gross and net written premiums in the first nine months of 2018 both increased by 5% over the same period of 2017.

Select Accounts.  Net written premiums of $666 million in the third quarter of 2018 were comparable with the same period of 2017. Net written premiums of $2.17 billion in the first nine months of 2018 increased by 1% over the same period of 2017.  Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter and first nine months of 2018 remained positive and were comparable with same periods of 2017.  New business premiums in the third quarter and first nine months of 2018 increased over the same periods of 2017.

Middle Market.  Net written premiums of $2.03 billion and $6.28 billion in the third quarter and first nine months of 2018, respectively, both increased by 7% over the same periods of 2017.  Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter and first nine months of 2018 remained positive and were higher than in the same periods of 2017.  New business premiums in the third quarter and first nine months of 2018 were comparable with the same periods of 2017.

National Accounts.  Net written premiums of $238 million in the third quarter of 2018 decreased by 2% from the same period of 2017.  Net written premiums of $778 million in the first nine months of 2018 increased by 4% over the same period of 2017. Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter of 2018 remained positive but were lower than in the same period of 2017. Renewal premium changes in the first nine

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

months of 2018 remained positive and were higher than in the same period of 2017. New business premiums in the third quarter and first nine months of 2018 decreased from the same periods of 2017.

National Property and Other.  Net written premiums of $485 million and $1.38 billion in the third quarter and first nine months of 2018, respectively, increased by 13% and 6%, respectively, over the same periods of 2017.  Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter and first nine months of 2018 remained positive and were higher than in the same periods of 2017. New business premiums in the third quarter and first nine months of 2018 increased over the same periods of 2017.

International.  Net written premiums of $227 million and $815 million in the third quarter and first nine months of 2018, respectively, increased by 12% and 10%, respectively, over the same periods of 2017. The increase in the third quarter of 2018 was primarily driven by increases in the Company’s operations at Lloyd's and in Canada, partially offset by the impact of changes in foreign currency exchange rates. The increase in the first nine months of 2018 was primarily driven by increases in the Company’s operations at Lloyd's and in Canada, as well as the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$617	$591	$1,800	$1,721
Net investment income	57	57	172	174
Other revenues	5	5	16	16
Total revenues	679	653	1,988	1,911

Total claims and expenses	435	462	1,277	1,303

Segment income before income taxes	244	191	711	608
Income tax expense	48	55	138	164
Segment income	$196	$136	$573	$444

Loss and loss adjustment expense ratio	33.1%	39.5%	32.8%	36.6%
Underwriting expense ratio	37.1	38.2	37.6	38.7
Combined ratio	70.2%	77.7%	70.4%	75.3%

Overview
Segment income in the third quarter of 2018 was $196 million, $60 million or 44% higher than segment income of $136 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impact of higher net favorable prior year reserve development. Net favorable prior year reserve development in the third quarters of 2018 and 2017 was $53 million and $6 million, respectively.  Catastrophe losses in the third quarters of 2018 and 2017 were $4 million and $6 million, respectively.  Income tax expense in the third quarter of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the increase in segment income before income taxes.

Segment income in the first nine months of 2018 was $573 million, $129 million or 29% higher than segment income of $444 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 was $177 million and $98 million, respectively.  Catastrophe losses in the first nine months of 2018 and 2017 were $9 million and $8 million, respectively.  The higher underlying underwriting margins primarily resulted from higher business volumes. Income tax expense in the first nine months of 2018 was lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

partially offset by (ii) the $17 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017 and (iii) the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2018 were $617 million, $26 million or 4% higher than in the same period of 2017. Earned premiums in the first nine months of 2018 were $1.80 billion, $79 million or 5% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2018 was $57 million, comparable with the same period of 2017. Net investment income in the first nine months of 2018 was $172 million, $2 million or 1% lower than in the same period of 2017. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2018 as compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2018 were $205 million, $31 million or 13% lower than in the same period of 2017, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, partially offset by (ii) higher business volumes.

Claims and claim adjustment expenses in the first nine months of 2018 were $596 million, $41 million or 6% lower than in the same period of 2017, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, partially offset by (ii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2018 and the first nine months of 2017 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2018 was $117 million, $6 million or 5% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first nine months of 2018 was $337 million, $15 million or 5% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2018 were $113 million, $2 million or 2% lower than in the same period of 2017.  General and administrative expenses in the first nine months of 2018 were $344 million, comparable with the same period of 2017.

Income Tax Expense
Income tax expense in the third quarter of 2018 was $48 million, $7 million or 13% lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the $53 million increase in segment income before income taxes. Income tax expense in the first nine months of 2018 was $138 million, $26 million or 16% lower than in the same period of 2017, primarily reflecting the impacts of (i) the lower U.S. corporate income tax rate resulting from the TCJA, partially offset by (ii) the $103 million increase in segment income before income taxes and (iii) the $17 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 70.2% in the third quarter of 2018 was 7.5 points lower than the combined ratio of 77.7% in the same period of 2017.  The loss and loss adjustment expense ratio of 33.1% in the third quarter of 2018 was 6.4 points lower than the loss and loss adjustment expense ratio of 39.5% in the same period of 2017. The underwriting expense ratio of 37.1% in the third quarter of 2018 was 1.1 points lower than the underwriting expense ratio of 38.2% in the same period of 2017, primarily reflecting the impact of higher levels of earned premiums.

Net favorable prior year reserve development in the third quarters of 2018 and 2017 provided 8.7 points and 0.9 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the third quarters of 2018 and 2017 accounted for 0.6 points and 0.9 points, respectively, of the combined ratio.  The underlying combined ratio in the third quarter of 2018 was 0.6 points higher than the 2017 ratio on the same basis.

The combined ratio of 70.4% in the first nine months of 2018 was 4.9 points lower than the combined ratio of 75.3% in the same period of 2017. The loss and loss adjustment expense ratio of 32.8% in the first nine months of 2018 was 3.8 points lower than the loss and loss adjustment expense ratio of 36.6% in the same period of 2017.  The underwriting expense ratio of 37.6% in the first nine months of 2018 was 1.1 points lower than the underwriting expense ratio of 38.7% in the same period of 2017, primarily reflecting the impact of higher levels of earned premiums.

Net favorable prior year reserve development in the first nine months of 2018 and 2017 provided 9.9 points and 5.7 points of benefit, respectively, to the combined ratio.  Catastrophe losses in each of the first nine months of 2018 and 2017 accounted for 0.5 points of the combined ratio.  The underlying combined ratio in the first nine months of 2018 was 0.7 points lower than the 2017 ratio on the same basis.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Domestic:
Management Liability	$398	$374	$1,140	$1,071
Surety	226	218	684	641
Total Domestic	624	592	1,824	1,712
International	49	40	161	141
Total Bond & Specialty Insurance	$673	$632	$1,985	$1,853

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Domestic:
Management Liability	$379	$359	$1,089	$1,030
Surety	217	212	637	597
Total Domestic	596	571	1,726	1,627
International	48	40	145	126
Total Bond & Specialty Insurance	$644	$611	$1,871	$1,753

Gross and net written premiums in the third quarter of 2018 increased by 6% and 5%, respectively, over the same period of 2017. Gross and net written premiums in the first nine months of 2018 both increased by 7% over the same period of 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $596 million and $1.73 billion in the third quarter and first nine months of 2018, respectively, increased by 4% and 6%, respectively, over the same periods of 2017.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter and first nine months of 2018 remained positive but were lower than in the same periods of 2017. New business premiums in the third quarter and first nine months of 2018 increased over the same periods of 2017.

International.  Net written premiums of $48 million and $145 million in the third quarter and first nine months of 2018, respectively, increased by 20% and 15%, respectively, over the same periods of 2017. The increase in the third quarter of 2018 was primarily driven by increases in the United Kingdom. The increase in the first nine months of 2018 was primarily driven by increases in the United Kingdom, as well as the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

Revenues
Earned premiums	$2,522	$2,356	$7,362	$6,827
Net investment income	107	94	304	285
Fee income	6	5	15	13
Other revenues	17	14	48	45
Total revenues	2,652	2,469	7,729	7,170

Total claims and expenses	2,477	2,372	7,426	6,972

Segment income before income taxes	175	97	303	198
Income tax expense	22	20	38	20
Segment income	$153	$77	$265	$178

Loss and loss adjustment expense ratio	71.2%	73.1%	73.2%	74.2%
Underwriting expense ratio	26.0	26.6	26.7	26.9
Combined ratio	97.2%	99.7%	99.9%	101.1%

Overview
Segment income in the third quarter of 2018 was $153 million, $76 million or 99% higher than segment income of $77 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) lower underlying underwriting margins. Catastrophe losses in the third quarters of 2018 and 2017 were $124 million and $205 million, respectively.  Net favorable prior year reserve development in the third quarter of 2018 was $17 million, compared to no net prior year reserve development in the same period of 2017. The lower underlying underwriting margins primarily resulted from the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other, partially offset by (ii) earned pricing that exceeded loss cost trends in Agency Automobile. Income tax expense in the third quarter of 2018 was slightly higher than in the same period of 2017, primarily reflecting the impacts of (i) the increase in the segment income before income taxes, largely offset by (ii) the lower U.S. corporate income tax rate resulting from the TCJA.

Segment income in the first nine months of 2018 was $265 million, $87 million or 49% higher than segment income of $178 million in the same period of 2017. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first nine months of 2018 and 2017 were $655 million and $637 million, respectively.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 was $79 million and $6 million, respectively.  The higher underlying underwriting margins primarily resulted from the impacts of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(i) earned pricing that exceeded loss cost trends in Agency Automobile, partially offset by (ii) normal variability in loss activity in Agency Homeowners and Other. Income tax expense in the first nine months of 2018 was higher than in the same period of 2017, primarily reflecting the impacts of (i) the increase in segment income before income taxes and (ii) the $7 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017, partially offset by (iii) the lower U.S. corporate income tax rate resulting from the TCJA.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2018 were $2.52 billion, $166 million or 7% higher than in the same period of 2017.  Earned premiums in the first nine months of 2018 were $7.36 billion, $535 million or 8% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2018 was $107 million, $13 million or 14% higher than in the same period of 2017. Net investment income in the first nine months of 2018 was $304 million, $19 million or 7% higher than in the same period of 2017. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2018 compared with the same periods of 2017.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the third quarters and first nine months of 2018 and 2017 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2018 were $1.80 billion, $74 million or 4% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) higher non-catastrophe weather-related losses in Homeowners and Other and (iii) loss cost trends, partially offset by (iv) significantly lower catastrophe losses, and (v) higher net favorable prior year reserve development.

Claims and claim adjustment expenses in the first nine months of 2018 were $5.39 billion, $318 million or 6% higher than in the same period of 2017, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) normal variability in loss activity in Homeowners and Other and (iv) higher catastrophe losses, partially offset by (v) higher net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2018 was $390 million, $21 million or 6% higher than in the same period of 2017.  Amortization of deferred acquisition costs in the first nine months of 2018 was $1.14 billion, $72 million or 7% higher than in the same period of 2017. The increases in both periods of 2018 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2018 were $290 million, $10 million or 4% higher than in the same period of 2017. General and administrative expenses in the first nine months of 2018 were $894 million, $64 million or 8% higher than in the same period of 2017. The increases in both periods of 2018 primarily reflected the impact of variable costs associated with higher business volumes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the third quarter of 2018 was $22 million, $2 million or 10% higher than in the same period of 2017, primarily reflecting the impacts of (i) the $78 million increase in segment income before income taxes, largely offset by (ii) the lower U.S. corporate income tax rate resulting from the TCJA. Income tax expense in the first nine months of 2018 was $38 million, $18 million or 90% higher than in the same period of 2017, primarily reflecting the impacts of (i) the $105 million increase in segment income before income taxes and (ii) the $7 million reduction in income tax expense as a result of the resolution of prior year tax matters in the first quarter of 2017, partially offset by (iii) the lower U.S. corporate income tax rate resulting from the TCJA.

Combined Ratio

The combined ratio of 97.2% in the third quarter of 2018 was 2.5 points lower than the combined ratio of 99.7% in the same period of 2017.  The loss and loss adjustment expense ratio of 71.2% in the third quarter of 2018 was 1.9 points lower than the loss and loss adjustment expense ratio of 73.1% in the same period of 2017.  The underwriting expense ratio of 26.0% for the third quarter of 2018 was 0.6 points lower than the underwriting expense ratio of 26.6% in the same period of 2017.

Catastrophe losses in the third quarters of 2018 and 2017 accounted for 4.9 points and 8.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarter of 2018 provided 0.6 points of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2018 was 1.9 points higher than the 2017 ratio on the same basis, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other, partially offset by (ii) earned pricing that exceeded loss cost trends in Agency Automobile.

The combined ratio of 99.9% in the first nine months of 2018 was 1.2 points lower than the combined ratio of 101.1% in the same period of 2017. The loss and loss adjustment expense ratio of 73.2% in the first nine months of 2018 was 1.0 points lower than the loss and loss adjustment expense ratio of 74.2% in the same period of 2017.  The underwriting expense ratio of 26.7% in the first nine months of 2018 was 0.2 points lower than the underwriting expense ratio of 26.9% in the same period of 2017.

Catastrophe losses in the first nine months of 2018 and 2017 accounted for 8.9 points and 9.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2018 and 2017 provided 1.1 points and 0.1 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2018 was 0.2 points higher than the 2017 ratio on the same basis, primarily due to the impacts of (i) normal variability in loss activity in Agency Homeowners and Other, partially offset by (ii) earned pricing that exceeded loss cost trends in Agency Automobile.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Domestic:
Agency:
Automobile	$1,310	$1,234	$3,767	$3,492
Homeowners and Other	1,180	1,123	3,201	3,043
Total Agency	2,490	2,357	6,968	6,535
Direct-to-Consumer	109	101	300	272
Total Domestic	2,599	2,458	7,268	6,807
International	198	186	555	496
Total Personal Insurance	$2,797	$2,644	$7,823	$7,303

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Domestic:
Agency:
Automobile	$1,305	$1,228	$3,746	$3,474
Homeowners and Other	1,168	1,107	3,137	2,978
Total Agency	2,473	2,335	6,883	6,452
Direct-to-Consumer	108	100	299	271
Total Domestic	2,581	2,435	7,182	6,723
International	189	180	541	486
Total Personal Insurance	$2,770	$2,615	$7,723	$7,209

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the third quarter of 2018 both increased by 6% over the same period of 2017. Domestic Agency gross and net written premiums in the first nine months of 2018 both increased by 7% over the same period of 2017.

Domestic Agency Automobile net written premiums of $1.31 billion and $3.75 billion in the third quarter and first nine months of 2018, respectively, increased by 6% and 8%, respectively, over the same periods of 2017.  Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter of 2018 remained positive but were lower than in the same period of 2017. Renewal premium changes in the first nine months of 2018 remained positive and were comparable with the same period of 2017.  New business premiums in the third quarter of 2018 increased over the same period of 2017. New business premiums in the first nine months of 2018 decreased from the same period of 2017.

Domestic Agency Homeowners and Other net written premiums of $1.17 billion and $3.14 billion in the third quarter and first nine months of 2018, respectively, increased by 6% and 5%, respectively, over the same periods of 2017.  Business retention rates remained strong in the third quarter and first nine months of 2018.  Renewal premium changes in the third quarter and first nine months of 2018 remained positive and were higher than in the same periods of 2017.  New business premiums in the third quarter and first nine months of 2018 increased over the same periods of 2017.

For its Domestic Agency business, the Personal Insurance segment had approximately 7.1 million and 6.9 million active policies at September 30, 2018 and 2017, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $108 million and $299 million in the third quarter and first nine months of 2018, respectively, increased by 8% and 10%, respectively, over the same periods of 2017, primarily reflecting growth in both automobile and homeowners and other net written premiums in both periods of 2018.

International net written premiums of $189 million and $541 million in the third quarter and first nine months of 2018, respectively, increased by 5% and 11%, respectively, over the same periods of 2017. The increase in the third quarter of 2018 was primarily driven by growth in automobile net written premiums, partially offset by the impact of changes in foreign currency exchange rates. The increase in the first nine months of 2018 was primarily driven by growth in automobile net written premiums.

For its international and direct-to-consumer business, Personal Insurance had approximately 904,000 and 872,000 active policies at September 30, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income (loss)	$(72)	$(65)	$(226)	(188)

The Income (loss) for Interest Expense and Other in the third quarters of 2018 and 2017 was $(72) million and $(65) million, respectively.  The Income (loss) for Interest Expense and Other in the first nine months of 2018 and 2017 was $(226) million and $(188) million, respectively. Pre-tax interest expense in the third quarters of 2018 and 2017 was $86 million and $95 million respectively. Pre-tax interest expense in the first nine months of 2018 and 2017 was $265 million and $276 million, respectively. After-tax interest expense in the third quarters of 2018 and 2017 was $68 million and $61 million, respectively. After-tax interest expense in the first nine months of 2018 and 2017 was $209 million and $179 million, respectively. The increase in after-tax interest expense in both periods of 2018 primarily reflected the impact of the lower U.S. corporate income tax rate in 2018 resulting from the TCJA.

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

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually.  Among the factors which the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; the potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

In the third quarter of 2018, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:

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

In the Home Office and Field Office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders tendering asbestos claims for the first time, the number of policyholders with open asbestos claims and net asbestos-related payments declined slightly when compared to 2017. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2018 and 2017 resulted in a $225 million increase in the Company's net asbestos reserves in each period. In both 2018 and 2017, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office and Field Office category. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment surrounding mesothelioma claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2018 and 2017 were $161 million and $193 million, respectively. Net asbestos reserves were $1.35 billion at September 30, 2018, compared with $1.36 billion at September 30, 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2018	2017
Beginning reserves:
Gross	$1,538	$1,512
Ceded	(257)	(186)
Net	1,281	1,326

Incurred losses and loss expenses:
Gross	343	340
Ceded	(118)	(115)
Net	225	225

Paid loss and loss expenses:
Gross	200	232
Ceded	(39)	(39)
Net	161	193

Foreign exchange and other:
Gross	—	1
Ceded	—	—
Net	—	1

Ending reserves:
Gross	1,681	1,621
Ceded	(336)	(262)
Net	$1,345	$1,359
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

Net environmental paid loss and loss expenses in the first nine months of 2018 and 2017 were $43 million and $60 million, respectively. At September 30, 2018, approximately 94% of the net environmental reserve (approximately $351 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $21 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2018	2017
Beginning reserves:
Gross	$373	$395
Ceded	(13)	(13)
Net	360	382

Incurred losses and loss expenses:
Gross	71	74
Ceded	(16)	(9)
Net	55	65

Paid loss and loss expenses:
Gross	47	62
Ceded	(4)	(2)
Net	43	60

Foreign exchange and other:
Gross	—	1
Ceded	—	—
Net	—	1

Ending reserves:
Gross	397	408
Ceded	(25)	(20)
Net	$372	$388

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2018 were $71.85 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2018 was $62.42 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2018 and December 31, 2017.  Below investment grade securities represented 2.5% and 2.7% of the total fixed maturity investment portfolio at September 30, 2018 and December 31, 2017, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.9 excluding short-term securities) at September 30, 2018 and 4.0 (4.3 excluding short-term securities) at December 31, 2017.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2018 and December 31, 2017 included $28.18 billion and $30.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2018 and December 31, 2017 were $2.99 billion and $3.90 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aa1” at both September 30, 2018 and December 31, 2017.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2018 and December 31, 2017 included $2.49 billion and $2.41 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2018 and December 31, 2017 were $820 million and $804 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.67 billion and $1.61 billion at September 30, 2018 and December 31, 2017, respectively. Approximately 52% and 55% of the Company’s CMO holdings at September 30, 2018 and December 31, 2017, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $803 million and $717 million of non-guaranteed CMO holdings was “Aa1” at September 30, 2018 and “A1” at December 31, 2017.  The weighted

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

average credit rating of all of the above securities was “Aa1” at both September 30, 2018 and December 31, 2017.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2017 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2017 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At September 30, 2018 and December 31, 2017, the carrying value of the Company’s other investments was $3.62 billion and $3.53 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company's normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the "Catastrophe Reinsurance" section of "Part I - Item 1 - Business" in the Company's 2017 Annual Report, and the changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2017 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2018	December 31, 2017
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,380	$3,303
Allowance for uncollectible reinsurance	(107)	(111)
Net reinsurance recoverables	3,273	3,192
Mandatory pools and associations	2,015	2,011
Structured settlements	3,026	3,106
Total reinsurance recoverables	$8,314	$8,309

Net reinsurance recoverables at September 30, 2018 increased by $81 million over December 31, 2017, primarily reflecting the impacts of the asbestos reserve increase in the third quarter of 2018 and catastrophe losses in the first nine months of 2018, partially offset by cash collections in the first nine months of 2018.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2018 and into 2019.  In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2018 will remain positive and will be higher than the levels attained in the same period of 2017, and that domestic renewal premium changes into 2019 will remain positive and will be broadly consistent with the levels attained in the same period of 2018. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2018 and into 2019 will remain positive and will be broadly consistent with the levels attained in the same periods of 2017 and 2018. With respect to domestic surety business within Bond & Specialty Insurance, the Company expects that net written premium volume during the remainder of 2018 will be slightly lower than the level attained in the same period of 2017, primarily due to normal quarterly variability in business volumes, and into 2019 will be slightly higher than the level attained in the same period of 2018. In Personal Insurance, the Company expects that domestic Agency Auto renewal premium changes during the remainder of 2018 and into 2019 will remain positive but will be lower than the levels attained in the same periods of 2017 and 2018. The Company expects that domestic Agency Homeowners and Other renewal premium changes during the remainder of 2018 and into 2019 will remain positive and will be higher than the levels attained in the same periods of 2017 and 2018. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment during the remainder of 2018 and into 2019 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in the same periods of 2017 and 2018.

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

Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, fluctuations in interest rates and foreign currency exchange rates, the imposition of tariffs or other barriers to international trade, the U.S. Federal budget, further changes in U.S. tax laws, the repeal, replacement or modification of the Affordable Care Act, the United Kingdom’s withdrawal from the European Union and rapid changes in commodity prices. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during the remainder of 2018 and into 2019, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity; changes in current period loss estimates resulting from prior period loss development; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

In Business Insurance, the Company expects underlying underwriting margins during the remainder of 2018 and into 2019 will be higher than in the same periods of 2017 and 2018, and the underlying combined ratio during the remainder of 2018 and into 2019 will be lower than in the same periods of 2017 and 2018, assuming large loss activity returns to lower and more normal levels.

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

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2018 and into 2019 will be higher than in the same periods of 2017 and 2018, and the underlying combined ratio during the remainder of 2018 and into 2019 will be lower than in the same periods of 2017 and 2018. In Agency Automobile, the Company expects that underlying underwriting margins and the underlying combined ratio will improve during the remainder of 2018 compared with the same period of 2017, reflecting actions taken to improve profitability, and that the underlying underwriting margins into 2019 will be higher and the underlying combined ratio will be slightly lower than in the same period of 2018. In Agency Homeowners and Other, the Company expects that underlying underwriting margins will be slightly higher and the underlying combined ratio will be slightly lower during the remainder of 2018 compared with the same period of 2017, and underlying underwriting margins will be higher and the underlying combined ratio will be lower into 2019 compared with the same period of 2018, primarily due to a high level of non-catastrophe weather-related losses in the third quarter of 2018.

Income Taxes.  As a result of the decrease in the U.S. corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act (TCJA), the Company’s effective tax rate declined in 2018.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.9 excluding short-term securities) at September 30, 2018.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2018, the Company had $50 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in private equity limited partnerships, real estate, real estate partnerships and joint ventures, equity securities and hedge funds.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based primarily on the impacts of (i) the lower U.S. corporate income tax rate in 2018, (ii) slightly higher levels of fixed maturity investments, (iii) higher short-term investment yields and (iv) slightly higher reinvestment yields on fixed maturity investments, the Company expects that during the remainder of 2018, after-tax net investment income from the fixed maturity and short-term investment portfolios will be approximately $60 million to $65 million higher as compared to the corresponding quarter of 2017. Additionally, based on the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

impacts of (i) slightly higher levels of fixed maturity investments, (ii) slightly higher reinvestment yields on fixed maturity investments and (iii) higher short-term investment yields, the Company expects that into 2019, after-tax net investment income from the fixed maturity and short-term investment portfolios will be approximately $20 million to $25 million higher on a quarterly basis as compared to the corresponding quarters of 2018. The impact of future market conditions on net investment income from the Company's remaining investment portfolios during the remainder of 2018 and into 2019 is hard to predict. If general economic conditions and/or investment market conditions change during the remainder of 2018 and into 2019, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments).

The Company had a net pre-tax unrealized investment loss of $561 million ($448 million after-tax) in its fixed maturity investment portfolio at September 30, 2018, compared to a net pre-tax unrealized investment gain of $1.38 billion ($1.09 billion after-tax) at December 31, 2017, resulting from an increasing interest rate environment during the first nine months of 2018.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Pursuant to updated FASB guidance and beginning January 1, 2018, the Company’s equity securities, except those accounted for under the equity method of accounting, that have readily determinable fair values are measured at fair value with changes in fair value recognized as part of net realized investment gains. At September 30, 2018, the carrying value of the Company’s equity securities was $426 million.

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

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates (including with respect to the valuation of the Company's foreign investments and interests in joint ventures).  For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity.  For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2017 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2018, TRV held total cash and short-term invested assets in the United States aggregating $1.39 billion and having a weighted average maturity of 62 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.16 billion).  TRV’s holding company liquidity of $1.39 billion at September 30, 2018 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2018.

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

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $342 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2018. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first nine months of 2018 and 2017 was $3.43 billion and $3.49 billion, respectively.  The slight decrease in cash flows in the first nine months of 2018 primarily reflected the impacts of higher levels of payments for (i) claims and claim adjustment expenses, (ii) general and administrative expenses and (iii) commission expenses, largely offset by (iv) higher levels of collected premiums and (v) lower income tax payments. The higher level of payments for claims and claim adjustment expenses in the first nine months of 2018 included the impact of payments related to catastrophe losses incurred in both 2018 and 2017 and increased business volumes. The higher level of payments for general and administrative expenses primarily reflected the impact of the Company's $200 million voluntary contribution to its qualified domestic pension plan.

Investing Activities
Net cash used in investing activities in the first nine months of 2018 and 2017 was $1.76 billion and $2.38 billion, respectively.  The Company’s consolidated total investments at September 30, 2018 decreased by $649 million, or 1% from year-end 2017, primarily reflecting the impacts of (i) net unrealized losses on investments at September 30, 2018 as compared to net unrealized gains on investments at December 31, 2017 as a result of increases in market interest rates in the first nine months of 2018, (ii) common share repurchases and (iii) dividends paid to shareholders, largely offset by (iv) net cash flows provided by operating activities.

Financing Activities
Net cash used in financing activities in the first nine months of 2018 and 2017 was $1.65 billion and $1.05 billion, respectively.  The totals in both periods reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2018 and 2017 were $1.15 billion and $1.09 billion, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Dividends.  Dividends paid to shareholders were $611 million and $589 million in the first nine months of 2018 and 2017, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 18, 2018, the Company announced that it declared a regular quarterly dividend of $0.77 per share, payable December 31, 2018 to shareholders of record on December 10, 2018.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2018, the Company repurchased 3.0 million and 8.2 million shares, respectively, under its share repurchase authorization, for a total cost of $400 million and $1.10 billion, respectively.  The average cost per share repurchased was $130.22 and $133.52, respectively.  At September 30, 2018, the Company had $3.46 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2018 and December 31, 2017.

(in millions)	September 30, 2018	December 31, 2017
Debt:
Short-term	$600	$600
Long-term	6,004	6,004
Net unamortized fair value adjustments and debt issuance costs	(40)	(33)
Total debt	6,564	6,571

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,463	24,074
Accumulated other comprehensive loss	(2,003)	(343)
Total shareholders’ equity	22,460	23,731
Total capitalization	$29,024	$30,302

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(dollars in millions)	September 30, 2018	December 31, 2017
Total capitalization	$29,024	$30,302
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(447)	1,112
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$29,471	$29,190
Debt-to-total capital ratio	22.6%	21.7%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	22.3%	22.5%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 22.3% at September 30, 2018 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since July 19, 2018, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2018 was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2017 Annual Report.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.08 billion at September 30, 2018) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2018			December 31, 2017
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,805	$7,147	$11,952	$4,878	$6,823	$11,701
Commercial property	952	376	1,328	1,039	401	1,440
Commercial multi-peril	1,998	1,934	3,932	1,954	1,916	3,870
Commercial automobile	2,313	1,434	3,747	2,237	1,271	3,508
Workers’ compensation	10,378	9,264	19,642	10,379	9,092	19,471
Fidelity and surety	210	370	580	274	300	574
Personal automobile	2,030	1,345	3,375	1,946	1,329	3,275
Homeowners and personal—other	819	911	1,730	795	710	1,505
International and other	2,626	1,503	4,129	2,728	1,561	4,289
Property-casualty	26,131	24,284	50,415	26,230	23,403	49,633
Accident and health	15	—	15	17	—	17
Claims and claim adjustment expense reserves	$26,146	$24,284	$50,430	$26,247	$23,403	$49,650

The $780 million increase in gross claims and claim adjustment expense reserves since December 31, 2017 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first nine months of 2018, partially offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2017, (iv) net favorable prior year reserve development and (v) payments related to operations in runoff.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

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

•
the Company is also subject to a number of additional risks associated with its business outside the United States, such as foreign currency exchange fluctuations (including with respect to the valuation of the Company's foreign investments

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

and interests in joint ventures) and restrictive regulations as well as the risks and uncertainties associated with the United Kingdom's withdrawal from the European Union;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES, Continued

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 14 of notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2018	July 31, 2018	574,313	$127.92	574,313	$3,782
August 1, 2018	August 31, 2018	1,744,232	$130.09	1,742,889	$3,555
September 1, 2018	September 30, 2018	756,562	$132.27	754,700	$3,456
Total		3,075,107	$130.22	3,071,902	$3,456

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

The Company acquired 3,205 shares for a total cost of $0.4 million during the three months ended September 30, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

As of the date of this report, Alan D. Schnitzer, Chairman and Chief Executive Officer, was the only “named executive officer” (i.e. an executive officer named in the compensation disclosures in the Company’s most recent proxy statement filed) that has entered into a Rule 10b5-1 trading plan that remains in effect.  Under the Company’s stock ownership guidelines, Mr. Schnitzer has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See “Compensation Discussion and Analysis - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 6, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2018 and 2017; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 18, 2018	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 18, 2018	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)