Form 10-Q
period 2019-03-31
TRAVELERS COMPANIES, INC.
filed 2019-04-18
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 15, 2019 was 261,908,210.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2019
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenues
Premiums	$6,855	$6,537
Net investment income	582	603
Fee income	109	103
Net realized investment gains (losses) (1)	53	(11)
Other revenues	72	54

Total revenues	7,671	7,286

Claims and expenses
Claims and claim adjustment expenses	4,442	4,296
Amortization of deferred acquisition costs	1,117	1,061
General and administrative expenses	1,057	1,062
Interest expense	88	89
Total claims and expenses	6,704	6,508

Income before income taxes	967	778
Income tax expense	171	109
Net income	$796	$669

Net income per share
Basic	$3.01	$2.45
Diluted	$2.99	$2.42

Weighted average number of common shares outstanding
Basic	262.9	271.0
Diluted	264.8	273.9

Cash dividends declared per common share	$0.77	$0.72

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) gains (losses) were $(1) million and $0 for the three months ended March 31, 2019 and 2018, respectively.  Of total OTTI, credit losses of $(1) million and $0 for the three months ended March 31, 2019 and 2018, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized gains (losses) from other changes in total OTTI of $0 for each of the three months ended March 31, 2019 and 2018, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018

Net income	$796	$669

Other comprehensive income (loss)
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,416	(1,203)
Having credit losses recognized in the consolidated statement of income	5	(2)
Net changes in benefit plan assets and obligations	12	22
Net changes in unrealized foreign currency translation	50	6
Other comprehensive income (loss) before income taxes	1,483	(1,177)
Income tax expense (benefit)	306	(244)
Other comprehensive income (loss), net of taxes	1,177	(933)
Comprehensive income (loss)	$1,973	$(264)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $64,216 and $63,601)	$65,500	$63,464
Equity securities, at fair value (cost $375 and $382)	400	368
Real estate investments	969	904
Short-term securities	4,094	3,985
Other investments	3,554	3,557
Total investments	74,517	72,278
Cash	357	373
Investment income accrued	591	624
Premiums receivable	7,947	7,506
Reinsurance recoverables	8,281	8,370
Ceded unearned premiums	935	578
Deferred acquisition costs	2,190	2,120
Deferred taxes	115	445
Contractholder receivables	4,811	4,785
Goodwill	3,949	3,937
Other intangible assets	341	345
Other assets	3,212	2,872
Total assets	$107,246	$104,233

Liabilities
Claims and claim adjustment expense reserves	$50,718	$50,668
Unearned premium reserves	14,122	13,555
Contractholder payables	4,811	4,785
Payables for reinsurance premiums	635	289
Debt	7,057	6,564
Other liabilities	5,563	5,478
Total liabilities	82,906	81,339

Shareholders’ equity
Common stock (1,750.0 shares authorized; 262.0 and 263.7 shares issued, 261.9 and 263.6 shares outstanding)	23,243	23,144
Retained earnings	35,795	35,204
Accumulated other comprehensive loss	(682)	(1,859)
Treasury stock, at cost (514.2 and 510.9 shares)	(34,016)	(33,595)
Total shareholders’ equity	24,340	22,894
Total liabilities and shareholders’ equity	$107,246	$104,233

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018

Common stock
Balance, beginning of year	$23,144	$22,886
Employee share-based compensation	54	65
Compensation amortization under share-based plans and other changes	45	44
Balance, end of period	23,243	22,995

Retained earnings
Balance, beginning of year	35,204	33,462
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	22
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	24
Net income	796	669
Dividends	(204)	(197)
Other	(1)	1
Balance, end of period	35,795	33,981

Accumulated other comprehensive loss, net of tax
Balance, beginning of year	(1,859)	(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	(24)
Other comprehensive income (loss)	1,177	(933)
Balance, end of period	(682)	(1,322)

Treasury stock, at cost
Balance, beginning of year	(33,595)	(32,274)
Treasury stock acquired — share repurchase authorization	(375)	(350)
Net shares acquired related to employee share-based compensation plans	(46)	(51)
Balance, end of period	(34,016)	(32,675)

Total shareholders’ equity	$24,340	$22,979

Common shares outstanding
Balance, beginning of year	263.6	271.4
Treasury stock acquired — share repurchase authorization	(2.9)	(2.5)
Net shares issued under employee share-based compensation plans	1.2	1.3
Balance, end of period	261.9	270.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$796	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(53)	11
Depreciation and amortization	211	212
Deferred federal income tax expense (benefit)	32	(56)
Amortization of deferred acquisition costs	1,117	1,061
Equity in income from other investments	(34)	(95)
Premiums receivable	(434)	(397)
Reinsurance recoverables	98	5
Deferred acquisition costs	(1,185)	(1,124)
Claims and claim adjustment expense reserves	(2)	180
Unearned premium reserves	551	518
Other	(458)	(430)
Net cash provided by operating activities	639	554

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,556	1,950
Proceeds from sales of investments:
Fixed maturities	769	1,085
Equity securities	39	26
Real estate investments	—	—
Other investments	105	114
Purchases of investments:
Fixed maturities	(2,914)	(3,920)
Equity securities	(22)	(20)
Real estate investments	(77)	(33)
Other investments	(146)	(142)
Net sales (purchases) of short-term securities	(109)	410
Securities transactions in course of settlement	295	202
Other	(82)	(53)
Net cash used in investing activities	(586)	(381)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(375)	(350)
Treasury stock acquired — net employee share-based compensation	(46)	(51)
Dividends paid to shareholders	(205)	(197)
Payment of debt	—	(100)
Issuance of debt	492	491
Issuance of common stock — employee share options	63	85
Net cash used in financing activities	(71)	(122)
Effect of exchange rate changes on cash	2	2
Net increase (decrease) in cash	(16)	53
Cash at beginning of year	373	344
Cash at end of period	$357	$397

Supplemental disclosure of cash flow information
Income taxes paid	$5	$56
Interest paid	$50	$39
 The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the Company’s 2018 Annual Report).

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

Adoption of Accounting Standards

Leases

Effective for the quarter ended March 31, 2019, the Company adopted the updated guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $320 million as part of other assets and a lease liability of $384 million as part of other liabilities in the consolidated balance sheet, as well as de-recognizing the liability for deferred rent that was required under the previous guidance, for its corporate real estate agreements at March 31, 2019.  The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Effective for the quarter ended March 31, 2019, the Company adopted the updated guidance regarding Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, and applied the guidance prospectively.  The updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized.  The updated guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. The adoption of the updated guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

For additional information regarding accounting standards that the Company adopted during the periods presented, see note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

Accounting Standards Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

2.    SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2019
Premiums	$3,742	$606	$2,507	$6,855
Net investment income	427	56	99	582
Fee income	104	—	5	109
Other revenues	43	6	22	71
Total segment revenues (1)	$4,316	$668	$2,633	$7,617

Segment income (1)	$414	$138	$278	$830

2018
Premiums	$3,568	$582	$2,387	$6,537
Net investment income	446	58	99	603
Fee income	99	—	4	103
Other revenues	31	6	17	54
Total segment revenues (1)	$4,144	$646	$2,507	$7,297

Segment income (1)	$452	$173	$129	$754

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$972	$971
Commercial automobile	628	562
Commercial property	460	438
General liability	567	521
Commercial multi-peril	840	805
Other	8	7
Total Domestic	3,475	3,304
International	267	264
Total Business Insurance	3,742	3,568
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	246	246
General liability	257	242
Other	52	47
Total Domestic	555	535
International	51	47
Total Bond & Specialty Insurance	606	582
Personal Insurance:
Domestic:
Automobile	1,297	1,225
Homeowners and Other	1,039	995
Total Domestic	2,336	2,220
International	171	167
Total Personal Insurance	2,507	2,387
Total earned premiums	6,855	6,537
Net investment income	582	603
Fee income	109	103
Other revenues	71	54
Total segment revenues	7,617	7,297
Other revenues	1	—
Net realized investment gains (losses)	53	(11)
Total revenues	$7,671	$7,286
Income reconciliation, net of tax
Total segment income	$830	$754
Interest Expense and Other (1)	(75)	(76)
Core income	755	678
Net realized investment gains (losses)	41	(9)
Net income	$796	$669
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $70 million for both the three months ended March 31, 2019 and 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2019	December 31, 2018
Asset reconciliation
Business Insurance	$82,022	$78,965
Bond & Specialty Insurance	8,363	8,693
Personal Insurance	16,288	15,943
Total assets by reportable segment	106,673	103,601
Other assets (1)	573	632
Total consolidated assets	$107,246	$104,233
 _________________________________________________________

(1)
The primary components of other assets at both March 31, 2019 and December 31, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,029	$7	$6	$2,030
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,879	468	14	15,333
Revenue	9,757	336	8	10,085
State general obligation	1,300	37	2	1,335
Pre-refunded	2,515	79	—	2,594
Total obligations of states, municipalities and political subdivisions	28,451	920	24	29,347
Debt securities issued by foreign governments	1,184	12	2	1,194
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,601	64	16	2,649
All other corporate bonds	29,873	482	156	30,199
Redeemable preferred stock	78	3	—	81
Total	$64,216	$1,488	$204	$65,500

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$4	$16	$2,064
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,473	219	120	14,572
Revenue	9,755	172	74	9,853
State general obligation	1,329	18	13	1,334
Pre-refunded	2,772	80	—	2,852
Total obligations of states, municipalities and political subdivisions	28,329	489	207	28,611
Debt securities issued by foreign governments	1,255	7	5	1,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,557	54	38	2,573
All other corporate bonds	29,307	156	583	28,880
Redeemable preferred stock	77	2	—	79
Total	$63,601	$712	$849	$63,464

Pre-refunded bonds of $2.59 billion and $2.85 billion at March 31, 2019 and December 31, 2018, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $769 million and $1.09 billion during the three months ended March 31, 2019 and 2018, respectively. Gross gains of $21 million and $6 million and gross losses of $4 million and $6 million were realized on those sales during the three months ended March 31, 2019 and 2018, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at March 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$339	$24	$6	$357
Non-redeemable preferred stock	36	7	—	43
Total	$375	$31	$6	$400

				Fair
(at December 31, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$338	$2	$24	$316
Non-redeemable preferred stock	44	8	—	52
Total	$382	$10	$24	$368

For the three months ended March 31, 2019, the Company recognized $39 million of net gains on equity securities still held as of March 31, 2019. For the three months ended March 31, 2018, the Company recognized $13 million of net losses on equity securities still held as of March 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report to determine whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at March 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$51	$—	$1,056	$6	$1,107	$6
Obligations of states, municipalities and political subdivisions	103	—	2,464	24	2,567	24
Debt securities issued by foreign governments	15	—	255	2	270	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	32	—	1,333	16	1,365	16
All other corporate bonds	551	7	9,622	149	10,173	156
Total fixed maturities	$752	$7	$14,730	$197	$15,482	$204

	Less than 12 months		12 months or longer		Total
(at December 31, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$484	$5	$1,011	$11	$1,495	$16
Obligations of states, municipalities and political subdivisions	5,241	82	3,298	125	8,539	207
Debt securities issued by foreign governments	96	—	328	5	424	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	593	9	1,070	29	1,663	38
All other corporate bonds	12,622	303	6,872	280	19,494	583
Total fixed maturities	$19,036	$399	$12,579	$450	$31,615	$849

At March 31, 2019, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

The cumulative amount of credit losses on fixed maturities held at March 31, 2019 and 2018 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $56 million and $75 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months ended March 31, 2019 and 2018 compared to what was disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2019 and December 31, 2018.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $96 million and $82 million at March 31, 2019 and December 31, 2018, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $19 million and $104 million at March 31, 2019 and December 31, 2018, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at both March 31, 2019 and December 31, 2018 was $10 million and was determined using an internal model and is based on the acquired company's financial

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at March 31, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,030	$2,030	$—	$—
Obligations of states, municipalities and political subdivisions	29,347	—	29,335	12
Debt securities issued by foreign governments	1,194	—	1,194	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,649	—	2,649	—
All other corporate bonds	30,199	4	30,092	103
Redeemable preferred stock	81	3	78	—
Total fixed maturities	65,500	2,037	63,348	115
Equity securities
Public common stock	357	356	1	—
Non-redeemable preferred stock	43	14	29	—
Total equity securities	400	370	30	—
Other investments	58	16	—	42
Total	$65,958	$2,423	$63,378	$157

Other liabilities	$10	$—	$—	$10

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,064	$2,064	$—	$—
Obligations of states, municipalities and political subdivisions	28,611	—	28,599	12
Debt securities issued by foreign governments	1,257	—	1,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,573	—	2,554	19
All other corporate bonds	28,880	—	28,725	155
Redeemable preferred stock	79	3	76	—
Total fixed maturities	63,464	2,067	61,211	186
Equity securities
Public common stock	316	316	—	—
Non-redeemable preferred stock	52	30	22	—
Total equity securities	368	346	22	—
Other investments	52	16	—	36
Total	$63,884	$2,429	$61,233	$222

Other liabilities	$10	$—	$—	$10

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2019 or the year ended December 31, 2018.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,094	$4,094	$483	$3,567	$44
Financial liabilities
Debt	$6,957	$7,984	$—	$7,984	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,985	$3,985	$632	$3,316	$37
Financial liabilities
Debt	$6,464	$7,128	$—	$7,128	$—
Commercial paper	$100	$100	$—	$100	$—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2019 or year ended December 31, 2018.

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

(in millions)	March 31, 2019	December 31, 2018
Business Insurance	$2,594	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	779	776
Other	26	26
Total	$3,949	$3,937

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$15	$85
Contract-based (1)	204	174	30
Total subject to amortization	304	189	115
Not subject to amortization	226	—	226
Total	$530	$189	$341

(at December 31, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$98	$12	$86
Contract-based (1)	208	175	33
Total subject to amortization	306	187	119
Not subject to amortization	226	—	226
Total	$532	$187	$345
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

Amortization expense of intangible assets was $4 million for both the three months ended March 31, 2019 and 2018.  Intangible asset amortization expense is estimated to be $12 million for the remainder of 2019, $15 million in 2020, $14 million in 2021, $13 million in 2022 and $12 million in 2023. Amortization expense for intangible assets arising from insurance contracts acquired

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    GOODWILL AND OTHER INTANGIBLE ASSETS, continued

in a business combination is estimated to be $4 million for the remainder of 2019, $5 million in 2020, $4 million in 2021, $3 million in 2022 and $3 million in 2023.

6.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2019	December 31, 2018
Property-casualty	$50,704	$50,653
Accident and health	14	15
Total	$50,718	$50,668

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2019	2018
Claims and claim adjustment expense reserves at beginning of year	$50,653	$49,633
Less reinsurance recoverables on unpaid losses	8,182	8,123
Net reserves at beginning of year	42,471	41,510

Estimated claims and claim adjustment expenses for claims arising in the current year	4,435	4,391
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(16)	(116)
Total increases	4,419	4,275

Claims and claim adjustment expense payments for claims arising in:
Current year	970	1,009
Prior years	3,320	3,040
Total payments	4,290	4,049
Unrealized foreign exchange (gain) loss	41	(10)
Net reserves at end of period	42,641	41,726
Plus reinsurance recoverables on unpaid losses	8,063	8,068
Claims and claim adjustment expense reserves at end of period	$50,704	$49,794

Gross claims and claim adjustment expense reserves at March 31, 2019 increased by $51 million from December 31, 2018, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first three months of 2019, partially offset by the impacts of (iii) payments related to catastrophe losses incurred in 2018 and (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at March 31, 2019 decreased by $119 million from December 31, 2018, primarily reflecting the impact of cash collections in the first three months of 2019.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2019 and 2018, estimated claims and claim adjustment expenses incurred included $16 million and $116 million, respectively, of net favorable development for claims arising in prior years, including $51 million and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.    INSURANCE CLAIM RESERVES, Continued

$150 million, respectively, of net favorable prior year reserve development and $12 million and $13 million, respectively, of accretion of discount that impacted the Company's results of operations.

Business Insurance. Net unfavorable prior year reserve development in the first quarter of 2019 totaled $21 million, primarily driven by higher than expected loss experience in the segment's domestic operations in (i) the general liability product line for multiple accident years, primarily for years prior to 2009, due to the enactment by New York State of the Child Victims Act (“CVA”) on February 14, 2019 and (ii) the commercial multi-peril product line for recent accident years, partially offset by (iii) better than expected loss experience in the segment's domestic operations in the workers’ compensation product line for multiple accident years. The CVA extends the statute of limitations for claimants asserting childhood sexual molestation, including a “reviver” component that allows claimants of any age to file a civil claim during a one-year window beginning six months after the CVA took effect. Net favorable prior year reserve development in the first quarter of 2018 totaled $66 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for recent accident years and (ii) the commercial property product line for accident year 2016, partially offset by (iii) higher than expected loss experience in the commercial automobile product line for recent accident years.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2019 of $3 million was not significant. Net favorable prior year reserve development in the first quarter of 2018 totaled $35 million, primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2019 totaled $69 million, primarily driven by better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years. Net favorable prior year reserve development in the first quarter of 2018 totaled $49 million, primarily driven by better than expected loss experience in the segment's domestic operations in the homeowners and other product line for accident years 2016 and 2017 and in the automobile product line for accident year 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2019.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2018	$(306)	$193	$(873)	$(873)	$(1,859)

Other comprehensive income (OCI) before reclassifications, net of tax	1,129	4	—	47	1,180
Amounts reclassified from AOCI, net of tax	(13)	—	10	—	(3)
Net OCI, current period	1,116	4	10	47	1,177
Balance, March 31, 2019	$810	$197	$(863)	$(826)	$(682)

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2019	2018

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$1,416	$(1,203)
Income tax expense (benefit)	300	(253)
Net of taxes	1,116	(950)

Having credit losses recognized in the consolidated statement of income	5	(2)
Income tax expense (benefit)	1	(1)
Net of taxes	4	(1)

Net changes in benefit plan assets and obligations	12	22
Income tax expense	2	5
Net of taxes	10	17

Net changes in unrealized foreign currency translation	50	6
Income tax expense	3	5
Net of taxes	47	1

Total other comprehensive income (loss)	1,483	(1,177)
Total income tax expense (benefit)	306	(244)
Total other comprehensive income (loss), net of taxes	$1,177	$(933)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended March 31,
(in millions)	2019	2018

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(16)	$—
Income tax expense (2)	(3)	—
Net of taxes	(13)	—

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	5	9
General and administrative expenses (3)	8	13
Total	13	22
Income tax benefit (2)	3	5
Net of taxes	10	17

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	(3)	22
Total income tax (expense) benefit	—	5
Total reclassifications, net of taxes	$(3)	$17
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

8.     DEBT

Debt Issuance.  On March 4, 2019, the Company issued $500 million aggregate principal amount of 4.10% senior notes that will mature on March 4, 2049.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $492 million.  Interest on the senior notes is payable semi-annually in arrears on March 4 and September 4.  Prior to September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 4, 2048 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 20 basis points.  On or after September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Commercial Paper.  The Company had $100 million of commercial paper outstanding at both March 31, 2019 and December 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.     COMMON SHARE REPURCHASES

During the three months ended March 31, 2019, the Company repurchased 2.9 million shares under its share repurchase authorization, for a total cost of $375 million.  The average cost per share repurchased was $129.42.  In addition, the Company acquired 0.4 million shares for a total cost of $46 million during the three months ended March 31, 2019 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At March 31, 2019, the Company had $2.91 billion of capacity remaining under its share repurchase authorization.

10.     EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018

Basic and Diluted
Net income, as reported	$796	$669
Participating share-based awards — allocated income	(5)	(5)
Net income available to common shareholders — basic and diluted	$791	$664

Common Shares
Basic
Weighted average shares outstanding	262.9	271.0

Diluted
Weighted average shares outstanding	262.9	271.0
Weighted average effects of dilutive securities — stock options and performance shares	1.9	2.9
Total	264.8	273.9

Net Income per Common Share
Basic	$3.01	$2.45
Diluted	$2.99	$2.42

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2019:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,029,165	$103.80	5.8 years	$237
Exercisable at end of period	5,124,196	$94.88	4.7 years	$217
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
11.    SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $45 million and $44 million for the three months ended March 31, 2019 and 2018, respectively. The related tax benefits recognized in the consolidated statement of income were $8 million for both the three months ended March 31, 2019 and 2018.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2019 was $235 million, which is expected to be recognized over a weighted-average period of 2.2 years.

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2019	2018	2019	2018

Net Periodic Benefit Cost:
Service cost	$30	$33	$—	$—

Non-service cost:
Interest cost on benefit obligation	35	31	2	2
Expected return on plan assets	(69)	(66)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	14	23	—	—
Total non-service cost (benefit)	(20)	(12)	1	1
Net periodic benefit cost	$10	$21	$1	$1

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2019	2018	2019	2018
Service Cost:
Claims and claim adjustment expenses	$12	$13	$—	$—
General and administrative expenses	18	20	—	—
Total service cost	30	33	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(8)	(5)	—	—
General and administrative expenses	(12)	(7)	1	1
Total non-service cost (benefit)	(20)	(12)	1	1
Net periodic benefit cost	$10	$21	$1	$1

13.          LEASES

The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. See note 1 - Adoption of Accounting Standards - Leases for additional information regarding the accounting for leases.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.    LEASES, Continued

Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(in millions)	Three Months Ended March 31, 2019

Lease cost
Operating leases	$22
Short-term leases (1)	4
Lease expense	26
Less: sublease income (2)	—
Net lease cost	$26

Other information on operating leases
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$24
Right-of-use assets obtained in exchange for new lease liabilities	$8
Weighted average discount rate	3.07%
Weighted average remaining lease term in years	5.2 years
_________________________________________________________

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2019	$73
2020	95
2021	82
2022	61
2023	41
Thereafter	62
Total undiscounted lease payments	414
Less: present value adjustment	30
Operating lease liability	$384

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
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Asbestos and Environmental Claims and Litigation

In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and comprehensive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on future loss development for claims and litigation relating to asbestos and environmental claims. Any such development could be affected by future court decisions and interpretations, as well as future changes, if any, in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current insurance reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or changes in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.56 billion and $1.60 billion at March 31, 2019 and December 31, 2018, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $358 million at March 31, 2019.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $0 at March 31, 2019. The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2019, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at March 31, 2019.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended March 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,689	$2,166	$—	$—	$6,855
Net investment income	416	155	11	—	582
Fee income	109	—	—	—	109
Net realized investment gains (1)	22	15	16	—	53
Other revenues	38	34	—	—	72
Total revenues	5,274	2,370	27	—	7,671

Claims and expenses
Claims and claim adjustment expenses	3,024	1,418	—	—	4,442
Amortization of deferred acquisition costs	745	372	—	—	1,117
General and administrative expenses	722	330	5	—	1,057
Interest expense	12	—	76	—	88
Total claims and expenses	4,503	2,120	81	—	6,704
Income (loss) before income taxes	771	250	(54)	—	967
Income tax expense (benefit)	146	42	(17)	—	171
Net income of subsidiaries	—	—	833	(833)	—
Net income	$625	$208	$796	$(833)	$796
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended March 31, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended March 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$625	$208	$796	$(833)	$796

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	979	435	2	—	1,416
Having credit losses recognized in the consolidated statement of income	4	1	—	—	5
Net changes in benefit plan assets and obligations	—	—	12	—	12
Net changes in unrealized foreign currency translation	19	31	—	—	50
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	1,002	467	14	—	1,483
Income tax expense	208	93	5	—	306
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	794	374	9	—	1,177
Other comprehensive income of subsidiaries	—	—	1,168	(1,168)	—
Other comprehensive income	794	374	1,177	(1,168)	1,177
Comprehensive income	$1,419	$582	$1,973	$(2,001)	$1,973

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At March 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $64,216)	$45,336	$20,079	$85	$—	$65,500
Equity securities, at fair value (cost $375)	105	106	189	—	400
Real estate investments	1	968	—	—	969
Short-term securities	1,645	581	1,868	—	4,094
Other investments	2,772	781	1	—	3,554
Total investments	49,859	22,515	2,143	—	74,517
Cash	150	207	—	—	357
Investment income accrued	406	182	3	—	591
Premiums receivable	5,356	2,591	—	—	7,947
Reinsurance recoverables	6,496	1,785	—	—	8,281
Ceded unearned premiums	838	97	—	—	935
Deferred acquisition costs	1,987	203	—	—	2,190
Deferred taxes	(76)	222	(31)	—	115
Contractholder receivables	4,801	10	—	—	4,811
Goodwill	2,581	1,377	—	(9)	3,949
Other intangible assets	222	119	—	—	341
Investment in subsidiaries	—	—	28,475	(28,475)	—
Other assets	2,470	393	349	—	3,212
Total assets	$75,090	$29,701	$30,939	$(28,484)	$107,246

Liabilities
Claims and claim adjustment expense reserves	$34,800	$15,918	$—	$—	$50,718
Unearned premium reserves	9,872	4,250	—	—	14,122
Contractholder payables	4,801	10	—	—	4,811
Payables for reinsurance premiums	380	255	—	—	635
Debt	693	—	6,364	—	7,057
Other liabilities	4,287	1,049	227	—	5,563
Total liabilities	54,833	21,482	6,591	—	82,906

Shareholders’ equity
Common stock (1,750.0 shares authorized; 262.0 shares issued and 261.9 shares outstanding)	—	401	23,243	(401)	23,243
Additional paid-in capital	11,634	7,083	—	(18,717)	—
Retained earnings	8,390	807	35,803	(9,205)	35,795
Accumulated other comprehensive income (loss)	233	(72)	(682)	(161)	(682)
Treasury stock, at cost (514.2 shares)	—	—	(34,016)	—	(34,016)
Total shareholders’ equity	20,257	8,219	24,348	(28,484)	24,340
Total liabilities and shareholders’ equity	$75,090	$29,701	$30,939	$(28,484)	$107,246

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2018

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $63,601)	$43,683	$19,697	$84	$—	$63,464
Equity securities, available for sale, at fair value (cost $382)	105	92	171	—	368
Real estate investments	2	902	—	—	904
Short-term securities	1,855	759	1,371	—	3,985
Other investments	2,746	810	1	—	3,557
Total investments	48,391	22,260	1,627	—	72,278
Cash	181	192	—	—	373
Investment income accrued	434	187	3	—	624
Premiums receivable	5,089	2,417	—	—	7,506
Reinsurance recoverables	5,904	2,466	—	—	8,370
Ceded unearned premiums	522	56	—	—	578
Deferred acquisition costs	1,930	190	—	—	2,120
Deferred taxes	167	302	(24)	—	445
Contractholder receivables	3,867	918	—	—	4,785
Goodwill	2,578	1,368	—	(9)	3,937
Other intangible assets	224	121	—	—	345
Investment in subsidiaries	—	—	26,993	(26,993)	—
Other assets	2,220	15	669	(32)	2,872
Total assets	$71,507	$30,492	$29,268	$(27,034)	$104,233

Liabilities
Claims and claim adjustment expense reserves	$34,093	$16,575	$—	$—	$50,668
Unearned premium reserves	9,414	4,141	—	—	13,555
Contractholder payables	3,867	918	—	—	4,785
Payables for reinsurance premiums	169	120	—	—	289
Debt	693	32	5,871	(32)	6,564
Other liabilities	4,133	849	496	—	5,478
Total liabilities	52,369	22,635	6,367	(32)	81,339

Shareholders’ equity
Common stock (1,750.0 shares authorized; 263.7 shares issued and 263.6 shares outstanding)	—	401	23,144	(401)	23,144
Additional paid-in capital	11,634	7,023	—	(18,657)	—
Retained earnings	8,065	879	35,211	(8,951)	35,204
Accumulated other comprehensive loss	(561)	(446)	(1,859)	1,007	(1,859)
Treasury stock, at cost (510.9 shares)	—	—	(33,595)	—	(33,595)
Total shareholders’ equity	19,138	7,857	22,901	(27,002)	22,894
Total liabilities and shareholders’ equity	$71,507	$30,492	$29,268	$(27,034)	$104,233

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$625	$208	$796	$(833)	$796
Net adjustments to reconcile net income to net cash provided by operating activities	(110)	(42)	(227)	222	(157)
Net cash provided by operating activities	515	166	569	(611)	639
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,043	508	5	—	1,556
Proceeds from sales of investments:
Fixed maturities	551	218	—	—	769
Equity securities	19	20	—	—	39
Real estate investments	—	—	—	—	—
Other investments	90	15	—	—	105
Purchases of investments:
Fixed maturities	(2,228)	(682)	(4)	—	(2,914)
Equity securities	(1)	(20)	(1)	—	(22)
Real estate investments	—	(77)	—	—	(77)
Other investments	(134)	(12)	—	—	(146)
Net sales (purchases) of short-term securities	210	178	(497)	—	(109)
Securities transactions in course of settlement	283	13	(1)	—	295
Other	(80)	(2)	—	—	(82)
Net cash provided by (used in) investing activities	(247)	159	(498)	—	(586)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(375)	—	(375)
Treasury stock acquired — net employee share-based compensation	—	—	(46)	—	(46)
Dividends paid to shareholders	—	—	(205)	—	(205)
Payment of debt	—	(32)	—	32	—
Issuance of debt	—	—	492	—	492
Issuance of common stock — employee share options	—	—	63	—	63
Dividends paid to parent company	(300)	(279)	—	579	—
Net cash used in financing activities	(300)	(311)	(71)	611	(71)
Effect of exchange rate changes on cash	1	1	—	—	2
Net increase (decrease) in cash	(31)	15	—	—	(16)
Cash at beginning of year	181	192	—	—	373
Cash at end of period	$150	$207	$—	$—	$357
Supplemental disclosure of cash flow information
Income taxes paid	$4	$1	$—	$—	$5
Interest paid	$16	$—	$34	$—	$50

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2019 First Quarter Consolidated Results of Operations

•	Net income of $796 million, or $3.01 per share basic and $2.99 per share diluted

•	Net earned premiums of $6.86 billion

•	Catastrophe losses of $193 million ($152 million after-tax)

•	Net favorable prior year reserve development of $51 million ($41 million after-tax)

•	Combined ratio of 93.7%

•	Net investment income of $582 million ($496 million after-tax)

•	Operating cash flows of $639 million

2019 First Quarter Consolidated Financial Condition

•	Total investments of $74.52 billion; fixed maturities and short-term securities comprised 93% of total investments

•	Total assets of $107.25 billion

•	Total debt of $7.06 billion, resulting in a debt-to-total capital ratio of 22.5% (23.2% excluding net unrealized investment gains, net of tax)

•	Repurchased 3.3 million common shares for total cost of $421 million and paid $205 million of dividends to shareholders

•	Shareholders’ equity of $24.34 billion

•	Net unrealized investment gains of $1.28 billion ($1.01 billion after-tax)

•	Book value per common share of $92.94

•	Holding company liquidity of $1.92 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2019	2018

Revenues
Premiums	$6,855	$6,537
Net investment income	582	603
Fee income	109	103
Net realized investment gains (losses)	53	(11)
Other revenues	72	54
Total revenues	7,671	7,286

Claims and expenses
Claims and claim adjustment expenses	4,442	4,296
Amortization of deferred acquisition costs	1,117	1,061
General and administrative expenses	1,057	1,062
Interest expense	88	89
Total claims and expenses	6,704	6,508
Income before income taxes	967	778
Income tax expense	171	109
Net income	$796	$669

Net income per share
Basic	$3.01	$2.45
Diluted	$2.99	$2.42

Combined ratio
Loss and loss adjustment expense ratio	64.0%	64.9%
Underwriting expense ratio	29.7	30.6
Combined ratio	93.7%	95.5%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.99 in the first quarter of 2019 increased by 24% over diluted net income per share of $2.42 in the same period of 2018.  Net income of $796 million in the first quarter of 2019 increased by 19% over net income of $669 million in the same period of 2018.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (iii) net realized investment gains versus net realized investment losses in the same period of 2018, partially offset by (iv) lower net favorable prior year reserve development and (v) lower net investment income. Catastrophe losses in the first quarters of 2019 and 2018 were $193 million and $354 million, respectively.  Net favorable prior year reserve development in the first quarters of 2019 and 2018 was $51 million and $150 million, respectively.  Underlying underwriting margins were higher in each segment, primarily in Personal Insurance and Business Insurance, in the first quarter of 2019 compared to the same period of 2018. Income tax expense in the first quarter of 2019 was higher than in the same period of 2018, reflecting the impacts of the increase in income before income taxes in the first quarter of 2019 and lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months ended March 31, 2019 and 2018, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2019 increased in all segments and were $6.86 billion, $318 million or 5% higher than in the same period of 2018.  The increase in earned premiums in 2019 was reduced by the earned impact of the Company's new Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty entered into effective January 1, 2019. In Business Insurance, earned premiums in the first quarter of 2019 increased by 5% over the same period of 2018.  In Bond & Specialty Insurance, earned premiums in the first quarter of 2019 increased by 4% over the same period of 2018.  In Personal Insurance, earned premiums in the first quarter of 2019 increased by 5% over the same period of 2018.  Factors contributing to the increases in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Average investments (1)	$74,040	$72,524
Pre-tax net investment income	582	603
After-tax net investment income	496	513
Average pre-tax yield (2)	3.1%	3.3%
Average after-tax yield (2)	2.7%	2.8%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2019 was $582 million, $21 million or 3% lower than in the same period of 2018.  Net investment income from fixed maturity investments in the first quarter of 2019 was $511 million, $30 million higher than in the same period of 2018. The increase in the first quarter of 2019 primarily resulted from higher long-term reinvestment rates available in the market and a higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2019 was $28 million, $9 million higher than in the same period of 2018. The increase primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the first quarter of 2019 was $53 million, $60 million lower than in the same period of 2018, primarily due to lower returns from private equity limited partnerships.

Fee Income
Fee income in the first quarter of 2019 was $109 million, $6 million or 6% higher than in the same period of 2018. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2019	2018
Other-than-temporary impairment losses	$(1)	$—
Net realized investment gains (losses) on equity securities still held	39	(13)
Other net realized investment gains, including from sales	15	2
Total	$53	$(11)

Other Revenues
Other revenues in the first quarters of 2019 and 2018 included installment premium charges and revenues from Simply Business.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2019 were $4.44 billion, $146 million or 3% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) lower net favorable prior year reserve development, partially offset by (iv) lower catastrophe losses.  Catastrophe losses in the first quarter of 2019 primarily resulted from winter storms and wind storms in several regions of the United States. Catastrophe losses in the first quarter of 2018 primarily resulted from winter storms in the eastern United States, a wind and hail storm in the southern United States and mudslides in California.

Factors contributing to net favorable prior year reserve development during the first quarters of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
There were no significant catastrophes incurred during the three months ended March 31, 2019. The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2018, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2019 and 2018 for significant catastrophes that occurred in 2018 and 2017, and the estimate of ultimate losses for those catastrophes at March 31, 2019 and December 31, 2018.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2019 ranged from approximately $19 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2019	2018	March 31, 2019	December 31, 2018

2017
PCS Serial Number:
22 — Severe wind and hail storms	(1)	—	108	109
32 — Severe wind and hail storms	—	1	229	229
43 — Hurricane Harvey	(11)	(20)	219	230
44 — Hurricane Irma	(9)	(11)	150	159
48 — California wildfire — Tubbs fire	3	4	511	508

2018
PCS Serial Number:
15 — Winter storm	—	135	144	144
17 — Severe wind and hail storms	(2)	110	109	111
33 — Severe wind and hail storms	(5)	n/a	112	117
52 — Hurricane Florence	(3)	n/a	103	106
57 — Hurricane Michael	3	n/a	161	158
59 — California wildfire - Camp fire	(2)	n/a	332	334
60 — California wildfire - Woosley fire	—	n/a	119	119
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2019 was $1.12 billion, $56 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2019 were $1.06 billion, comparable with the same period of 2018. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the first quarters of 2019 and 2018 was $88 million and $89 million, respectively.

Income Tax Expense
Income tax expense in the first quarter of 2019 was $171 million, $62 million or 57% higher than in the same period of 2018, primarily reflecting the impacts of the $189 million increase in income before income taxes in the first quarter of 2019 and lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans.

The Company’s effective tax rate was 18% and 14% in the first quarters of 2019 and 2018, respectively.  The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 93.7% in the first quarter of 2019 was 1.8 points lower than the combined ratio of 95.5% in the same period of 2018.  The loss and loss adjustment expense ratio of 64.0% in the first quarter of 2019 was 0.9 points lower than the loss and loss adjustment expense ratio of 64.9% in the same period of 2018.  The underwriting expense ratio of 29.7% for the first quarter of 2019 was 0.9 points lower than the underwriting expense ratio of 30.6% in the same period of 2018.

Catastrophe losses in the first quarters of 2019 and 2018 accounted for 2.8 points and 5.4 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarters of 2019 and 2018 provided 0.7 points and 2.3 points of benefit, respectively, to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2019 was 0.8 points lower than the 2018 ratio on the same basis.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018
Business Insurance	$4,730	$4,471
Bond & Specialty Insurance	662	638
Personal Insurance	2,447	2,309
Total	$7,839	$7,418

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018
Business Insurance	$4,163	$3,994
Bond & Specialty Insurance	587	574
Personal Insurance	2,307	2,256
Total	$7,057	$6,824

Gross and net written premiums in the first quarter of 2019 reflected growth in all segments. Gross written premiums in the first quarter of 2019 increased by 6% over the same period of 2018. Net written premiums increased at a lower rate of 3% in the first quarter of 2019, primarily reflecting ceded written premiums related to the new catastrophe reinsurance treaty. Factors contributing to the increases in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Revenues
Earned premiums	$3,742	$3,568
Net investment income	427	446
Fee income	104	99
Other revenues	43	31
Total revenues	4,316	4,144

Total claims and expenses	3,827	3,622

Segment income before income taxes	489	522
Income tax expense	75	70
Segment income	$414	$452

Loss and loss adjustment expense ratio	67.6%	65.7%
Underwriting expense ratio	30.5	31.8
Combined ratio	98.1%	97.5%

Overview
Segment income in the first quarter of 2019 was $414 million, $38 million or 8% lower than segment income of $452 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development versus net favorable prior year reserve development in the same period of 2018 and (ii) lower net investment income, partially offset by (iii) lower catastrophe losses and (iv) higher underlying underwriting margins. Catastrophe losses in the first quarters of 2019 and 2018 were $95 million and $138 million, respectively.  Net unfavorable prior year reserve development in the first quarter of 2019 was $21 million, compared with net favorable prior year reserve development of $66 million in 2018. The higher underlying underwriting margins primarily resulted from the impacts of (i) higher business volumes, (ii) lower general and administrative expenses and (iii) lower non-catastrophe weather-related losses, partially offset by (iv) a small number of large losses in the International business, (v) higher loss estimates in the commercial automobile product line consistent with the re-estimates recorded in the fourth quarter of 2018 and (vi) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty. Income tax expense in the first quarter of 2019 was higher than in the same period of 2018, primarily reflecting the impacts of lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans, partially offset by the impact of the decrease in segment income before income taxes in the first quarter of 2019.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2019 were $3.74 billion, $174 million or 5% higher than in the same period of 2018. The increase in 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increase in earned premiums in 2019 was reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in the first quarter of 2019 was $427 million, $19 million or 4% lower than in the same period of 2018.   Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2019 compared

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

with the same period of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the first quarter of 2019 was $104 million, $5 million or 5% higher than in the same period of 2018. The increase in 2019 reflected higher claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the first quarters of both 2019 and 2018 included installment premium charges and other policyholder service charges, as well as revenues from Simply Business.  Other revenues in the first quarter of 2019 of $43 million increased $12 million or 39% over the same period of 2018, primarily resulting from Simply Business revenue growth.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2019 were $2.58 billion, $188 million or 8% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) net unfavorable prior year reserve development in the first quarter of 2019, versus net favorable prior year reserve development in the same period of 2018, (iii) loss cost trends, (iv) a small number of large losses in the International business and (v) higher loss estimates in the commercial automobile product line consistent with the re-estimates recorded in the fourth quarter of 2018, partially offset by (vi) lower catastrophe losses and (vii) lower non-catastrophe weather-related losses.

Factors contributing to net prior year reserve development during the first quarters of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2019 was $615 million, $35 million or 6% higher than in the same period of 2018.  The increase in the first quarter of 2019 was generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2019 were $632 million, $18 million or 3% lower than in the same period of 2018, primarily reflecting the impacts of (i) a benefit related to a state assessment, partially offset by (ii) expenses related to the expansion of Simply Business.

Income Tax Expense
Income tax expense in the first quarter of 2019 was $75 million, $5 million, or 7% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans, partially offset by (ii) the $33 million decrease in segment income before income taxes in the first quarter of 2019.

Combined Ratio

The combined ratio of 98.1% in the first quarter of 2019 was 0.6 points higher than the combined ratio of 97.5% in the same period of 2018.  The loss and loss adjustment expense ratio of 67.6% in the first quarter of 2019 was 1.9 points higher than the loss and loss adjustment expense ratio of 65.7% in the same period of 2018. The underwriting expense ratio of 30.5% for the first quarter of 2019 was 1.3 points lower than the underwriting expense ratio of 31.8% in the same period of 2018.

Catastrophe losses in the first quarters of 2019 and 2018 accounted for 2.5 points and 3.9 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the first quarter of 2019 accounted for 0.6 points of the combined ratio. Net favorable prior year reserve development in the first quarter of 2018 provided 1.9 points of benefit to the combined ratio. The underlying combined ratio in the first quarter of 2019 was 0.5 points lower than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of lower general and administrative expenses and higher levels of earned premiums on the underwriting expense ratio and (ii) lower non-catastrophe weather-related losses, partially offset by (iii) a small number of large losses in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International business, (iv) higher loss estimates in the commercial automobile product line consistent with the re-estimates recorded in the fourth quarter of 2018 and (v) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018
Domestic:
Select Accounts	$813	$782
Middle Market	2,536	2,359
National Accounts	507	521
National Property and Other	509	463
Total Domestic	4,365	4,125
International	365	346
Total Business Insurance	$4,730	$4,471

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018
Domestic:
Select Accounts	$785	$773
Middle Market	2,410	2,262
National Accounts	304	309
National Property and Other	387	380
Total Domestic	3,886	3,724
International	277	270
Total Business Insurance	$4,163	$3,994

Gross written premiums in the first quarter of 2019 increased by 6% over the same period of 2018. Net written premiums increased at a lower rate of 4% in the first quarter of 2019, primarily reflecting the Company's new catastrophe reinsurance treaty.

Select Accounts.  Net written premiums of $785 million in the first quarter of 2019 increased by 2% over the same period of 2018. Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive and were higher than in the same period of 2018.  New business premiums in the first quarter of 2019 decreased slightly from the same period of 2018.

Middle Market.  Net written premiums of $2.41 billion in the first quarter of 2019 increased by 7% over the same period of 2018.  Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive and were higher than in the same period of 2018.  New business premiums in the first quarter of 2019 increased over the same period of 2018.

National Accounts.  Net written premiums of $304 million in the first quarter of 2019 decreased by 2% from the same period of 2018.  Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 were slightly negative, compared to positive in the same period of 2018. New business premiums in the first quarter of 2019 increased over the same period of 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Property and Other.  Net written premiums of $387 million in the first quarter of 2019 increased by 2% over the same period of 2018.  Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive but were lower than in the same period of 2018. New business premiums in the first quarter of 2019 increased over the same period of 2018.

International.  Net written premiums of $277 million in the first quarter of 2019 increased by 3% over the same period of 2018. Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty. The increase in the first quarter of 2019 was primarily driven by increases in Canada, partially offset by the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Revenues
Earned premiums	$606	$582
Net investment income	56	58
Other revenues	6	6
Total revenues	668	646

Total claims and expenses	495	438

Segment income before income taxes	173	208
Income tax expense	35	35
Segment income	$138	$173

Loss and loss adjustment expense ratio	43.5%	36.6%
Underwriting expense ratio	37.6	38.1
Combined ratio	81.1%	74.7%

Overview
Segment income in the first quarter of 2019 was $138 million, $35 million or 20% lower than segment income of $173 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower net favorable prior year reserve development. Net favorable prior year reserve development in the first quarters of 2019 and 2018 was $3 million and $35 million, respectively.  Catastrophe losses in the first quarters of 2019 and 2018 were $3 million and $0, respectively.  Income tax expense in the first quarter of 2019 was level with the same period of 2018, primarily reflecting the impacts of lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans, largely offset by the impact of the decrease in segment income before income taxes in the first quarter of 2019.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2019 were $606 million, $24 million or 4% higher than in the same period of 2018. The increase in 2019 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2019 was $56 million, $2 million or 3% lower than in the same period of 2018. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

income in the first quarter of 2019 compared with the same period of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2019 were $266 million, $50 million or 23% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development and (ii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the first quarter of 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2019 was $112 million, $5 million or 5% higher than in the same period of 2018.  The increase in 2019 was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2019 were $117 million, $2 million or 2% higher than in the same period of 2018, primarily reflecting the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2019 was $35 million, level with the same period of 2018, primarily reflecting the impacts of lower tax expense in the first quarter of 2018 related to unrecognized tax benefits and employee equity compensation plans, largely offset by the impact of the $35 million decrease in segment income before income taxes in the first quarter of 2019.

Combined Ratio

The combined ratio of 81.1% in the first quarter of 2019 was 6.4 points higher than the combined ratio of 74.7% in the same period of 2018.  The loss and loss adjustment expense ratio of 43.5% in the first quarter of 2019 was 6.9 points higher than the loss and loss adjustment expense ratio of 36.6% in the same period of 2018. The underwriting expense ratio of 37.6% in the first quarter of 2019 was 0.5 points lower than the underwriting expense ratio of 38.1% in the same period of 2018.

Net favorable prior year reserve development in the first quarters of 2019 and 2018 provided 0.5 points and 6.0 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the first quarters of 2019 and 2018 accounted for 0.5 points and 0.0 points, respectively, of the combined ratio.  The underlying combined ratio in the first quarter of 2019 was 0.4 points higher than the 2018 ratio on the same basis.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018

Domestic:
Management Liability	$389	$364
Surety	222	218
Total Domestic	611	582
International	51	56
Total Bond & Specialty Insurance	$662	$638

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018

Domestic:
Management Liability	$367	$348
Surety	184	185
Total Domestic	551	533
International	36	41
Total Bond & Specialty Insurance	$587	$574

Gross written premiums in the first quarter of 2019 increased by 4% over the same period of 2018. Net written premiums increased at a lower rate of 2% in the first quarter of 2019, reflecting higher ceded written premiums for several reinsurance treaties, including those related to the new catastrophe reinsurance treaty.

Domestic.  Net written premiums of $551 million in the first quarter of 2019 increased by 3% over the same period of 2018.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive and were comparable with the same period of 2018. New business premiums in the first quarter of 2019 increased over the same period of 2018.

International.  Net written premiums of $36 million in the first quarter of 2019 decreased by 12% from the same period of 2018. The decrease in the first quarter of 2019 was primarily driven by decreases in the United Kingdom and the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2019	2018

Revenues
Earned premiums	$2,507	$2,387
Net investment income	99	99
Fee income	5	4
Other revenues	22	17
Total revenues	2,633	2,507

Total claims and expenses	2,286	2,350

Segment income before income taxes	347	157
Income tax expense	69	28
Segment income	$278	$129

Loss and loss adjustment expense ratio	63.7%	70.7%
Underwriting expense ratio	26.4	26.8
Combined ratio	90.1%	97.5%

Overview
Segment income in the first quarter of 2019 was $278 million, $149 million or 116% higher than segment income of $129 million in the same period of 2018. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Catastrophe losses in the first quarters of 2019 and 2018 were $95 million and $216 million, respectively.  Net favorable prior year reserve development in the first quarters of 2019 and 2018 was $69 million and $49 million, respectively. The higher underlying underwriting margins primarily resulted from the impacts of (i) earned pricing that exceeded loss cost trends in Agency Automobile and (ii) higher business volumes, partially offset by (iii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other. Income tax expense in the first quarter of 2019 was higher than in the same period of 2018, primarily reflecting the impact of the increase in the segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2019 were $2.51 billion, $120 million or 5% higher than in the same period of 2018.  The increase in 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increase in earned premiums in 2019 was reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in the first quarter of 2019 was $99 million, level with the same period of 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2019 compared with the same period of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the first quarters of 2019 and 2018 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2019 were $1.60 billion, $92 million or 5% lower than in the same period of 2018, primarily reflecting the impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher business volumes and (iv) loss cost trends.

Factors contributing to net favorable prior year reserve development during the first quarters of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2019 was $390 million, $16 million or 4% higher than in the same period of 2018.  The increase was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2019 were $300 million, $12 million or 4% higher than in the same period of 2018, primarily reflecting the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2019 was $69 million, $41 million or 146% higher than in the same period of 2018, primarily reflecting the impact of the $190 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 90.1% in the first quarter of 2019 was 7.4 points lower than the combined ratio of 97.5% in the same period of 2018.  The loss and loss adjustment expense ratio of 63.7% in the first quarter of 2019 was 7.0 points lower than the loss and loss adjustment expense ratio of 70.7% in the same period of 2018.  The underwriting expense ratio of 26.4% for the first quarter of 2019 was 0.4 points lower than the underwriting expense ratio of 26.8% in the same period of 2018.

Catastrophe losses in the first quarters of 2019 and 2018 accounted for 3.8 points and 9.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2019 and 2018 provided 2.8 points and 2.0 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2019 was 1.4 points lower than

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

the 2018 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in Agency Automobile, partially offset by (ii) the impact on earned premiums related to the new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018

Domestic:
Agency:
Automobile	$1,240	$1,192
Homeowners and Other	954	873
Total Agency	2,194	2,065
Direct-to-Consumer	98	93
Total Domestic	2,292	2,158
International	155	151
Total Personal Insurance	$2,447	$2,309

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2019	2018

Domestic:
Agency:
Automobile	$1,224	$1,183
Homeowners and Other	837	832
Total Agency	2,061	2,015
Direct-to-Consumer	95	92
Total Domestic	2,156	2,107
International	151	149
Total Personal Insurance	$2,307	$2,256

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross written premiums in the first quarter of 2019 increased by 6% over the same period of 2018. Domestic Agency net written premiums increased at a lower rate of 2% in the first quarter of 2019, primarily reflecting the new catastrophe reinsurance treaty.

Domestic Agency Automobile net written premiums of $1.22 billion in the first quarter of 2019 increased by 3% over the same period of 2018.  Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive but were lower than in the same period of 2018.  New business premiums in the first quarter of 2019 increased over the same period of 2018.

Domestic Agency Homeowners and Other net written premiums of $837 million in the first quarter of 2019 increased by 1% over the same period of 2018.  Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Business retention rates remained strong in the first quarter of 2019.  Renewal premium changes in the first quarter of 2019 remained positive and were higher than in the same period of 2018.  New business premiums in the first quarter of 2019 increased over the same period of 2018.

For its Domestic Agency business, the Personal Insurance segment had approximately 7.2 million and 7.0 million active policies at March 31, 2019 and 2018, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $95 million in the first quarter of 2019 increased by 3% over the same period of 2018, primarily reflecting growth in both automobile and homeowners and other. Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty.

International net written premiums of $151 million in the first quarter of 2019 increased by 1% over the same period of 2018. The increase was primarily driven by growth in automobile net written premiums, partially offset by the impact of changes in foreign currency exchange rates. Net written premiums in the first quarter of 2019 were reduced by the new catastrophe reinsurance treaty.

For its international and direct-to-consumer business, Personal Insurance had approximately 902,000 and 883,000 active policies at March 31, 2019 and 2018, respectively.

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2019	2018
Income (loss)	$(75)	$(76)

The Income (loss) for Interest Expense and Other in the first quarters of 2019 and 2018 was $(75) million and $(76) million, respectively.  Pre-tax interest expense in the first quarters of 2019 and 2018 was $88 million and $89 million respectively. After-tax interest expense in the first quarters of both 2019 and 2018 was $70 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first three months of 2019 and 2018 were $38 million and $33 million, respectively. Net asbestos reserves were $1.24 billion at March 31, 2019, compared with $1.25 billion at March 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2019	2018
Beginning reserves:
Gross	$1,608	$1,538
Ceded	(327)	(257)
Net	1,281	1,281

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	44	56
Ceded	(6)	(23)
Net	38	33

Foreign exchange and other:
Gross	—	1
Ceded	—	—
Net	—	1

Ending reserves:
Gross	1,564	1,483
Ceded	(321)	(234)
Net	$1,243	$1,249
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net environmental paid loss and loss expenses in the first three months of 2019 and 2018 were $20 million and $13 million, respectively. At March 31, 2019, approximately 94% of the net environmental reserve (approximately $295 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $19 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2019	2018
Beginning reserves:
Gross	$358	$373
Ceded	(24)	(13)
Net	334	360

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	20	17
Ceded	—	(4)
Net	20	13

Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—

Ending reserves:
Gross	338	356
Ceded	(24)	(9)
Net	$314	$347

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2019 were $74.52 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2019 was $65.50 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2019 and December 31, 2018.  Below investment grade securities represented 2.4% and 2.3% of the total fixed maturity investment portfolio at March 31, 2019 and December 31, 2018, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.4 (4.6 excluding short-term securities) at March 31, 2019 and 4.5 (4.7 excluding short-term securities) at December 31, 2018.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2019 and December 31, 2018 included $29.35 billion and $28.61 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2019 and December 31, 2018 were $2.59 billion and $2.85 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both March 31, 2019 and December 31, 2018.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2019 and December 31, 2018 included $2.65 billion and $2.57 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2019 and December 31, 2018 were $942 million and $859 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.71 billion at both March 31, 2019 and December 31, 2018. Approximately 51% and 52% of the Company’s CMO holdings at March 31, 2019 and December 31, 2018, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $843 million and $828 million of non-guaranteed CMO holdings at both March 31, 2019 and December 31, 2018 was "Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both March 31, 2019 and December 31, 2018.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2018 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2019 and December 31, 2018, the carrying value of the Company’s other investments was $3.55 billion and $3.56 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2018 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2019	December 31, 2018
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,427	$3,485
Allowance for uncollectible reinsurance	(109)	(110)
Net reinsurance recoverables	3,318	3,375
Mandatory pools and associations	1,993	2,005
Structured settlements	2,970	2,990
Total reinsurance recoverables	$8,281	$8,370

Net reinsurance recoverables at March 31, 2019 decreased by $57 million from December 31, 2018, primarily reflecting the impacts of cash collections in the first three months of 2019.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2019. In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2019 will remain positive and will be slightly higher than the levels attained in the same period of 2018. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2019 will remain positive and will be broadly consistent with the levels attained in the same period of 2018. In Personal Insurance, the Company expects that domestic Agency Automobile renewal premium changes during the remainder of 2019 will remain positive but will be lower than the levels attained in the same period of 2018. The Company expects that domestic Agency Homeowners and Other renewal premium changes during the remainder of 2019 will remain positive and will be higher than the levels attained in the same period of 2018. The need for state regulatory approval for changes to personal and many commercial property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  With regard to the Company's international business, the Company expects that renewal premium changes during the remainder of 2019 in aggregate will remain positive and will be higher than the levels attained in the same period of 2018. Given the relatively smaller amount of premium

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes in each segment can be more volatile and therefore difficult to predict.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2019 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, changes to fiscal stimulus programs, inflation or deflation (including the impact of rapid changes in wages and/or commodity prices), the imposition of tariffs or other barriers to international trade, fluctuations in interest rates and foreign currency exchange rates, high levels of global debt after an extended period of low interest rates, the United Kingdom’s withdrawal from the European Union, a shutdown of the U.S. government, the failure by the U.S. government to raise the debt ceiling, changes to the U.S. Federal budget and further potential changes in tax laws in the United States or modification of the Affordable Care Act. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during the remainder of 2019, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

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

It is possible that changes in economic conditions could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I-Item 1A-Risk Factors-If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2018 Annual Report.

In Business Insurance, the Company expects underlying underwriting margins during the remainder of 2019 in aggregate will be higher than in the same period of 2018, and the underlying combined ratio during the remainder of 2019 in aggregate will be lower than in the same period of 2018, assuming loss activity, primarily large losses, returns to lower and more normal levels.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

In Bond & Specialty Insurance, the Company expects that underlying underwriting margins and the underlying combined ratio during the remainder of 2019 in aggregate will be broadly consistent with the same period of 2018.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2019 in aggregate will be higher than in the same period of 2018, and the underlying combined ratio during the remainder of 2019 in aggregate will be lower than in the same period of 2018. In Agency Automobile, the Company expects underlying underwriting margins during the remainder of 2019 in aggregate will be lower than in the same period of 2018, and the underlying combined ratio during the remainder of 2019 in aggregate will be higher than in the same period of 2018. In Agency Homeowners and Other, the Company expects underlying underwriting margins during the remainder of 2019 in aggregate will be higher than in the same period of 2018, and the underlying combined ratio during the remainder of 2019 in aggregate will be lower than in the same period of 2018, assuming non-catastrophe weather-related losses and non-weather related losses return to lower and more normal levels. In all cases, the expected aggregate variances to the prior year period will be driven by results in the second half of 2019 as compared to the same period of 2018.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.4 (4.6 excluding short-term securities) at March 31, 2019.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2019, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impacts of (i) slightly higher levels of fixed income investments (fixed maturity and short-term investments) and (ii) slightly higher embedded yields on the fixed income portfolio, the Company expects that during the remainder of 2019, after-tax net investment income from those portfolios will be approximately $20 million higher on a quarterly basis as compared to the corresponding quarters of 2018. The impact of future market conditions on net investment income from the Company's remaining investment portfolios during the remainder of 2019 is hard to predict. If general economic conditions and/or investment market conditions change, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments) compared with same period of 2018.

The Company had a net pre-tax unrealized investment gain of $1.28 billion ($1.01 billion after-tax) in its fixed maturity investment portfolio at March 31, 2019.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are also subject to a number of additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” in the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2019, see “Liquidity and Capital Resources.”

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates (including with respect to the valuation of the Company's foreign investments and interests in joint ventures).  For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity.  For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2018 Annual Report.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report and “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2018 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2019, TRV held total cash and short-term invested assets in the United States aggregating $1.92 billion and having a weighted average maturity of 51 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.18 billion).  TRV’s holding company liquidity of $1.92 billion at March 31, 2019 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2019.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 17, 2019 which permits it to issue securities from time to time.  The Company intends to file a new shelf registration statement in the second quarter of 2019. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At March 31, 2019, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $341 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2019. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first three months of 2019 and 2018 was $639 million and $554 million, respectively.  The increase in cash flows in the first three months of 2019 primarily reflected (i) higher levels of collected premiums and (ii) lower income tax payments, partially offset by the impacts of higher levels of payments for (iii) claims and claim adjustment expenses and (iv) commission expenses.

Investing Activities
Net cash used in investing activities in the first three months of 2019 and 2018 was $586 million and $381 million, respectively.  The Company’s consolidated total investments at March 31, 2019 increased by $2.24 billion, or 3% over year-end 2018, primarily reflecting the impacts of (i) net unrealized gains on investments at March 31, 2019 as compared with net unrealized losses on investments at December 31, 2018, as a result of decreases in market interest rates during the first quarter of 2019 and (ii) net cash flows provided by operating activities, partially offset by (iii) common share repurchases and (iv) dividends paid to shareholders.

Financing Activities
Net cash used in financing activities in the first three months of 2019 and 2018 was $71 million and $122 million, respectively.  The totals in both periods primarily reflected common share repurchases and dividends paid to shareholders, partially offset by the issuance of debt and the net proceeds from employee stock option exercises. The total in the first quarter of 2018 also included the payment of debt. Common share repurchases in the first three months of 2019 and 2018 were $421 million and $401 million, respectively.

Dividends.  Dividends paid to shareholders were $205 million and $197 million in the first three months of 2019 and 2018, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 18, 2019, the Company announced that it would increase its regular quarterly dividend from $0.77 per share to $0.82 per share, a 6.5% increase. The increased dividend is payable June 28, 2019 to shareholders of record on June 10, 2019.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2019, the Company repurchased 2.9 million shares under its share repurchase authorization, for a total cost of $375 million.  The average cost per share repurchased was $129.42.  At March 31, 2019, the Company had $2.91 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2019 and December 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2019	December 31, 2018
Debt:
Short-term	$600	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(47)	(40)
Total debt	7,057	6,564

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,022	24,753
Accumulated other comprehensive loss	(682)	(1,859)
Total shareholders’ equity	24,340	22,894
Total capitalization	$31,397	$29,458

On March 4, 2019, the Company issued $500 million aggregate principal amount of 4.10% senior notes that will mature on March 4, 2049.  See note 8 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	March 31, 2019	December 31, 2018
Total capitalization	$31,397	$29,458
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	1,007	(113)
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$30,390	$29,571
Debt-to-total capital ratio	22.5%	22.3%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	23.2%	22.2%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 23.2% at March 31, 2019 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since February 14, 2019, the date on which the Company’s 2018 Annual Report was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2018 Annual Report.

•
On February 28, 2019, A.M. Best assigned a financial strength rating of "A++" to the Company's newly established insurance subsidiary in the Republic of Ireland, Travelers Insurance Designated Activity Company. The outlook for this rating is stable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2018 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2018.

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.90 billion at March 31, 2019) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2019			December 31, 2018
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,794	$7,039	$11,833	$4,780	$7,092	$11,872
Commercial property	1,078	344	1,422	1,157	297	1,454
Commercial multi-peril	2,063	1,951	4,014	2,089	1,886	3,975
Commercial automobile	2,395	1,648	4,043	2,339	1,661	4,000
Workers’ compensation	10,260	9,329	19,589	10,299	9,216	19,515
Fidelity and surety	244	313	557	280	288	568
Personal automobile	2,002	1,355	3,357	2,038	1,400	3,438
Homeowners and personal—other	889	867	1,756	942	884	1,826
International and other	2,643	1,490	4,133	2,574	1,431	4,005
Property-casualty	26,368	24,336	50,704	26,498	24,155	50,653
Accident and health	14	—	14	15	—	15
Claims and claim adjustment expense reserves	$26,382	$24,336	$50,718	$26,513	$24,155	$50,668

The $50 million increase in gross claims and claim adjustment expense reserves since December 31, 2018 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first three months of 2019, largely offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2018 and (iv) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2018 Annual Report for a discussion of recently issued accounting pronouncements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

•
the Company’s outlook and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, renewal premium changes, underwriting margins and underlying underwriting margins, net and core income, investment income and performance, loss costs, return on equity, core return on equity and expected current returns and combined ratios and underlying combined ratios);

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

•	strategic and operational initiatives to improve profitability and competitiveness;

•	the Company's competitive advantages;

•	new product offerings;

•	the impact of new or potential regulations imposed or to be imposed by the United States or other nations, including tariffs or other barriers to international trade; and

•	the impact of legislation enacted or to be enacted by states allowing victims of sexual abuse to file or proceed with claims that otherwise would have been time-barred.

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

•	during or following a period of financial market disruption or an economic downturn, the Company’s business could be materially and adversely affected;

•	the Company’s investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses;

•	the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

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

•
if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;

•
the Company is also subject to a number of additional risks associated with its business outside the United States, such as foreign currency exchange fluctuations (including with respect to the valuation of the Company's foreign investments and interests in joint ventures) and restrictive regulations as well as the risks and uncertainties associated with the United Kingdom's withdrawal from the European Union;

•
regulatory changes outside of the United States, including in Canada, the United Kingdom, the Republic of Ireland and the European Union, could adversely impact the Company’s results of operations and limit its growth;

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

•
the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report filed with the SEC and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2018 Annual Report as updated by the Company's periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2018 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2018 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report filed with the SEC.  In addition, please see “Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” and “—Critical Accounting Estimates” herein and in the Company’s 2018 Annual Report.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2019	January 31, 2019	441,631	$124.70	439,870	$3,231
February 1, 2019	February 28, 2019	1,800,955	$128.28	1,443,470	$3,046
March 1, 2019	March 31, 2019	1,014,415	$132.80	1,014,360	$2,911
Total		3,257,001	$129.20	2,897,700	$2,911

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

The Company acquired 359,301 shares for a total cost of $46 million during the three months ended March 31, 2019 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 5, 2019 (Proxy Statement). From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's named executive officers (i.e. an executive officer included in the compensation disclosures in the Company's Proxy Statement) have entered into a Rule 10b5-1 trading plan that remains in effect.

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

101.1†
The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 18, 2019	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 18, 2019	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)