Form 10-Q
period 2019-06-30
TRAVELERS COMPANIES, INC.
filed 2019-07-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
 (917) 778-6000
(Registrant’s telephone number, including area code)
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	TRV	New York Stock Exchange
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
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 19, 2019 was 260,385,722.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2019
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Premiums	$6,988	$6,695	$13,843	$13,232
Net investment income	648	595	1,230	1,198
Fee income	116	112	225	215
Net realized investment gains (1)	25	36	78	25
Other revenues	57	39	129	93

Total revenues	7,834	7,477	15,505	14,763

Claims and expenses
Claims and claim adjustment expenses	4,821	4,562	9,263	8,858
Amortization of deferred acquisition costs	1,134	1,081	2,251	2,142
General and administrative expenses	1,125	1,113	2,182	2,175
Interest expense	89	90	177	179
Total claims and expenses	7,169	6,846	13,873	13,354

Income before income taxes	665	631	1,632	1,409
Income tax expense	108	107	279	216
Net income	$557	$524	$1,353	$1,193

Net income per share
Basic	$2.11	$1.93	$5.12	$4.39
Diluted	$2.10	$1.92	$5.08	$4.35

Weighted average number of common shares outstanding
Basic	261.3	268.7	262.1	269.8
Diluted	263.7	271.1	264.2	272.5

Cash dividends declared per common share	$0.82	$0.77	$1.59	$1.49

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) gains (losses) were $(1) million for each of the three months ended June 30, 2019 and 2018, and $(2) million and $(1) million for the six months ended June 30, 2019 and June 30, 2018, respectively.  Of total OTTI, credit losses of $(1) million for each of the three months ended June 30, 2019 and 2018, and $(2) million and $(1) million for the six months ended June 30, 2019 and June 30, 2018, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months and six months ended June 30, 2019 and 2018 were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$557	$524	$1,353	$1,193

Other comprehensive income (loss)
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,108	(298)	2,524	(1,501)
Having credit losses recognized in the consolidated statement of income	(4)	(12)	1	(14)
Net changes in benefit plan assets and obligations	14	21	26	43
Net changes in unrealized foreign currency translation	5	(158)	55	(152)
Other comprehensive income (loss) before income taxes	1,123	(447)	2,606	(1,624)
Income tax expense (benefit)	235	(81)	541	(325)
Other comprehensive income (loss), net of taxes	888	(366)	2,065	(1,299)
Comprehensive income (loss)	$1,445	$158	$3,418	$(106)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $64,784 and $63,601)	$67,172	$63,464
Equity securities, at fair value (cost $373 and $382)	406	368
Real estate investments	965	904
Short-term securities	3,487	3,985
Other investments	3,466	3,557
Total investments	75,496	72,278
Cash	416	373
Investment income accrued	615	624
Premiums receivable	8,297	7,506
Reinsurance recoverables	8,234	8,370
Ceded unearned premiums	864	578
Deferred acquisition costs	2,281	2,120
Deferred taxes	—	445
Contractholder receivables	4,776	4,785
Goodwill	3,943	3,937
Other intangible assets	335	345
Other assets	3,315	2,872
Total assets	$108,572	$104,233

Liabilities
Claims and claim adjustment expense reserves	$51,073	$50,668
Unearned premium reserves	14,538	13,555
Contractholder payables	4,776	4,785
Payables for reinsurance premiums	591	289
Deferred taxes	87	—
Debt	6,558	6,564
Other liabilities	5,628	5,478
Total liabilities	83,251	81,339

Shareholders’ equity
Common stock (1,750.0 shares authorized; 260.4 and 263.7 shares issued, 260.3 and 263.6 shares outstanding)	23,372	23,144
Retained earnings	36,135	35,204
Accumulated other comprehensive income (loss)	206	(1,859)
Treasury stock, at cost (516.7 and 510.9 shares)	(34,392)	(33,595)
Total shareholders’ equity	25,321	22,894
Total liabilities and shareholders’ equity	$108,572	$104,233

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Common stock
Balance, beginning of period	$23,243	$22,995	$23,144	$22,886
Employee share-based compensation	91	12	145	77
Compensation amortization under share-based plans and other changes	38	33	83	77
Balance, end of period	23,372	23,040	23,372	23,040

Retained earnings
Balance, beginning of period	35,795	33,981	35,204	33,462
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	—	22
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	—	24
Net income	557	524	1,353	1,193
Dividends	(217)	(209)	(421)	(406)
Other	—	—	(1)	1
Balance, end of period	36,135	34,296	36,135	34,296

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(682)	(1,322)	(1,859)	(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	—	(24)
Other comprehensive income (loss)	888	(366)	2,065	(1,299)
Balance, end of period	206	(1,688)	206	(1,688)

Treasury stock, at cost
Balance, beginning of period	(34,016)	(32,675)	(33,595)	(32,274)
Treasury stock acquired — share repurchase authorization	(375)	(350)	(750)	(700)
Net shares acquired related to employee share-based compensation plans	(1)	—	(47)	(51)
Balance, end of period	(34,392)	(33,025)	(34,392)	(33,025)

Total shareholders’ equity	$25,321	$22,623	$25,321	$22,623

Common shares outstanding
Balance, beginning of period	261.9	270.2	263.6	271.4
Treasury stock acquired — share repurchase authorization	(2.6)	(2.7)	(5.5)	(5.2)
Net shares issued under employee share-based compensation plans	1.0	0.2	2.2	1.5
Balance, end of period	260.3	267.7	260.3	267.7

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$1,353	$1,193
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(78)	(25)
Depreciation and amortization	401	411
Deferred federal income tax expense (benefit)	10	(70)
Amortization of deferred acquisition costs	2,251	2,142
Equity in income from other investments	(132)	(169)
Premiums receivable	(779)	(660)
Reinsurance recoverables	151	29
Deferred acquisition costs	(2,408)	(2,284)
Claims and claim adjustment expense reserves	329	435
Unearned premium reserves	958	879
Other	(264)	(183)
Net cash provided by operating activities	1,792	1,698

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,038	3,657
Proceeds from sales of investments:
Fixed maturities	1,495	2,607
Equity securities	71	92
Other investments	240	189
Purchases of investments:
Fixed maturities	(5,708)	(7,952)
Equity securities	(41)	(60)
Real estate investments	(85)	(44)
Other investments	(262)	(275)
Net sales of short-term securities	497	1,202
Securities transactions in course of settlement	223	279
Other	(169)	(152)
Net cash used in investing activities	(701)	(457)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(750)	(700)
Treasury stock acquired — net employee share-based compensation	(47)	(51)
Dividends paid to shareholders	(419)	(404)
Payment of debt	(500)	(600)
Issuance of debt	492	491
Issuance of common stock — employee share options	174	98
Net cash used in financing activities	(1,050)	(1,166)
Effect of exchange rate changes on cash	2	(4)
Net increase in cash	43	71
Cash at beginning of year	373	344
Cash at end of period	$416	$415

Supplemental disclosure of cash flow information
Income taxes paid	$325	$238
Interest paid	$171	$175
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

2.    SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2019
Premiums	$3,783	$632	$2,573	$6,988
Net investment income	481	58	109	648
Fee income	111	—	5	116
Other revenues	30	6	21	57
Total segment revenues (1)	$4,405	$696	$2,708	$7,809
Segment income (1)	$351	$174	$88	$613

2018
Premiums	$3,641	$601	$2,453	$6,695
Net investment income	440	57	98	595
Fee income	107	—	5	112
Other revenues	20	5	14	39
Total segment revenues (1)	$4,208	$663	$2,570	$7,441
Segment income (loss) (1)	$385	$204	$(17)	$572

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2019
Premiums	$7,525	$1,238	$5,080	$13,843
Net investment income	908	114	208	1,230
Fee income	215	—	10	225
Other revenues	73	12	43	128
Total segment revenues (1)	$8,721	$1,364	$5,341	$15,426
Segment income (1)	$765	$312	$366	$1,443

2018
Premiums	$7,209	$1,183	$4,840	$13,232
Net investment income	886	115	197	1,198
Fee income	206	—	9	215
Other revenues	51	11	31	93
Total segment revenues (1)	$8,352	$1,309	$5,077	$14,738
Segment income (1)	$837	$377	$112	$1,326

(1)
Segment revenues for reportable business segments exclude net realized investment gains (losses). Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$950	$973	$1,922	$1,944
Commercial automobile	647	587	1,275	1,149
Commercial property	473	453	933	891
General liability	585	535	1,152	1,056
Commercial multi-peril	856	822	1,696	1,627
Other	9	6	17	13
Total Domestic	3,520	3,376	6,995	6,680
International	263	265	530	529
Total Business Insurance	3,783	3,641	7,525	7,209
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	258	253	504	499
General liability	266	248	523	490
Other	53	49	105	96
Total Domestic	577	550	1,132	1,085
International	55	51	106	98
Total Bond & Specialty Insurance	632	601	1,238	1,183
Personal Insurance:
Domestic:
Automobile	1,321	1,261	2,618	2,486
Homeowners and Other	1,078	1,022	2,117	2,017
Total Domestic	2,399	2,283	4,735	4,503
International	174	170	345	337
Total Personal Insurance	2,573	2,453	5,080	4,840
Total earned premiums	6,988	6,695	13,843	13,232
Net investment income	648	595	1,230	1,198
Fee income	116	112	225	215
Other revenues	57	39	128	93
Total segment revenues	7,809	7,441	15,426	14,738
Other revenues	—	—	1	—
Net realized investment gains	25	36	78	25
Total revenues	$7,834	$7,477	$15,505	$14,763
Income reconciliation, net of tax
Total segment income	$613	$572	$1,443	$1,326
Interest Expense and Other (1)	(76)	(78)	(151)	(154)
Core income	537	494	1,292	1,172
Net realized investment gains	20	30	61	21
Net income	$557	$524	$1,353	$1,193
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $70 million and $71 million for the three months ended June 30, 2019 and 2018, respectively, and $140 million and $141 million for the six months ended June 30, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2019	December 31, 2018
Asset reconciliation
Business Insurance	$82,762	$78,965
Bond & Specialty Insurance	8,445	8,693
Personal Insurance	16,602	15,943
Total assets by reportable segment	107,809	103,601
Other assets (1)	763	632
Total consolidated assets	$108,572	$104,233
 _________________________________________________________

(1)
The primary components of other assets at both June 30, 2019 and December 31, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,000	$20	$2	$2,018
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,187	692	1	15,878
Revenue	9,701	499	—	10,200
State general obligation	1,273	53	—	1,326
Pre-refunded	2,251	75	—	2,326
Total obligations of states, municipalities and political subdivisions	28,412	1,319	1	29,730
Debt securities issued by foreign governments	1,112	14	1	1,125
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,839	90	4	2,925
All other corporate bonds	30,371	982	32	31,321
Redeemable preferred stock	50	3	—	53
Total	$64,784	$2,428	$40	$67,172

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$4	$16	$2,064
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,473	219	120	14,572
Revenue	9,755	172	74	9,853
State general obligation	1,329	18	13	1,334
Pre-refunded	2,772	80	—	2,852
Total obligations of states, municipalities and political subdivisions	28,329	489	207	28,611
Debt securities issued by foreign governments	1,255	7	5	1,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,557	54	38	2,573
All other corporate bonds	29,307	156	583	28,880
Redeemable preferred stock	77	2	—	79
Total	$63,601	$712	$849	$63,464

Pre-refunded bonds of $2.33 billion and $2.85 billion at June 30, 2019 and December 31, 2018, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.50 billion and $2.61 billion during the six months ended June 30, 2019 and 2018, respectively. Gross gains of $35 million and $24 million and gross losses of $4 million and $11 million were realized on those sales during the six months ended June 30, 2019 and 2018, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at June 30, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$337	$31	$5	$363
Non-redeemable preferred stock	36	7	—	43
Total	$373	$38	$5	$406

				Fair
(at December 31, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$338	$2	$24	$316
Non-redeemable preferred stock	44	8	—	52
Total	$382	$10	$24	$368

For the six months ended June 30, 2019, the Company recognized $45 million of net gains on equity securities still held as of June 30, 2019. For the six months ended June 30, 2018, the Company recognized $3 million of net gains on equity securities still held as of June 30, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report to determine whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at June 30, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$15	$—	$503	$2	$518	$2
Obligations of states, municipalities and political subdivisions	126	—	232	1	358	1
Debt securities issued by foreign governments	24	—	210	1	234	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	88	—	472	4	560	4
All other corporate bonds	277	2	3,014	30	3,291	32
Total fixed maturities	$530	$2	$4,431	$38	$4,961	$40

	Less than 12 months		12 months or longer		Total
(at December 31, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$484	$5	$1,011	$11	$1,495	$16
Obligations of states, municipalities and political subdivisions	5,241	82	3,298	125	8,539	207
Debt securities issued by foreign governments	96	—	328	5	424	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	593	9	1,070	29	1,663	38
All other corporate bonds	12,622	303	6,872	280	19,494	583
Total fixed maturities	$19,036	$399	$12,579	$450	$31,615	$849

At June 30, 2019, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $1 million for each of the three months ended June 30, 2019 and 2018, and $2 million and $1 million for the six months ended June 30, 2019 and 2018, respectively.

The cumulative amount of credit losses on fixed maturities held at June 30, 2019 and 2018 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $54 million and $67 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months and six months ended June 30, 2019 and 2018 compared to what was disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2019 and December 31, 2018.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $78 million and $82 million at June 30, 2019 and December 31, 2018, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $32 million and $104 million at June 30, 2019 and December 31, 2018, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at June 30, 2019 and December 31, 2018 was $7 million and $10 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at June 30, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,018	$2,018	$—	$—
Obligations of states, municipalities and political subdivisions	29,730	—	29,718	12
Debt securities issued by foreign governments	1,125	—	1,125	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,925	—	2,925	—
All other corporate bonds	31,321	—	31,223	98
Redeemable preferred stock	53	3	50	—
Total fixed maturities	67,172	2,021	65,041	110
Equity securities
Public common stock	363	363	—	—
Non-redeemable preferred stock	43	19	24	—
Total equity securities	406	382	24	—
Other investments	59	16	—	43
Total	$67,637	$2,419	$65,065	$153

Other liabilities	$7	$—	$—	$7

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,064	$2,064	$—	$—
Obligations of states, municipalities and political subdivisions	28,611	—	28,599	12
Debt securities issued by foreign governments	1,257	—	1,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,573	—	2,554	19
All other corporate bonds	28,880	—	28,725	155
Redeemable preferred stock	79	3	76	—
Total fixed maturities	63,464	2,067	61,211	186
Equity securities
Public common stock	316	316	—	—
Non-redeemable preferred stock	52	30	22	—
Total equity securities	368	346	22	—
Other investments	52	16	—	36
Total	$63,884	$2,429	$61,233	$222

Other liabilities	$10	$—	$—	$10

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2019 or the year ended December 31, 2018.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at June 30, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,487	$3,487	$229	$3,209	$49
Financial liabilities
Debt	$6,458	$7,936	$—	$7,936	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,985	$3,985	$632	$3,316	$37
Financial liabilities
Debt	$6,464	$7,128	$—	$7,128	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2019 or year ended December 31, 2018.

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

(in millions)	June 30, 2019	December 31, 2018
Business Insurance	$2,584	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	783	776
Other	26	26
Total	$3,943	$3,937

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$16	$80
Contract-based (1)	205	176	29
Total subject to amortization	301	192	109
Not subject to amortization	226	—	226
Total	$527	$192	$335

(at December 31, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$98	$12	$86
Contract-based (1)	208	175	33
Total subject to amortization	306	187	119
Not subject to amortization	226	—	226
Total	$532	$187	$345
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

Amortization expense of intangible assets was $4 million for both the three months ended June 30, 2019 and 2018, and $8 million for both the six months ended June 30, 2019 and 2018.  Amortization expense for all intangible assets subject to amortization is estimated to be $7 million for the remainder of 2019, $14 million in 2020, $13 million in 2021, $13 million in 2022 and $12 million

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

in 2023. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $3 million for the remainder of 2019, $5 million in 2020, $4 million in 2021, $3 million in 2022 and $3 million in 2023.

6.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2019	December 31, 2018
Property-casualty	$51,059	$50,653
Accident and health	14	15
Total	$51,073	$50,668

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2019	2018
Claims and claim adjustment expense reserves at beginning of year	$50,653	$49,633
Less reinsurance recoverables on unpaid losses	8,182	8,123
Net reserves at beginning of year	42,471	41,510

Estimated claims and claim adjustment expenses for claims arising in the current year	9,329	9,084
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(118)	(268)
Total increases	9,211	8,816

Claims and claim adjustment expense payments for claims arising in:
Current year	2,810	2,851
Prior years	5,897	5,454
Total payments	8,707	8,305
Unrealized foreign exchange (gain) loss	62	(102)
Net reserves at end of period	43,037	41,919
Plus reinsurance recoverables on unpaid losses	8,022	8,026
Claims and claim adjustment expense reserves at end of period	$51,059	$49,945

Gross claims and claim adjustment expense reserves at June 30, 2019 increased by $406 million from December 31, 2018, primarily reflecting the impact of higher volumes of insured exposures and loss cost trends for the current accident year, partially offset by net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at June 30, 2019 decreased by $160 million from December 31, 2018, primarily reflecting the impact of cash collections in the first six months of 2019.

The Company continues to evaluate the estimated realizable value of its subrogation claims related to the 2017 and 2018 California wildfires and the impact of recent developments, including the recent re-organization proposals by various stakeholders in the Pacific Gas & Electric Company (PG&E) bankruptcy. Due to the risks and uncertainties associated with the PG&E bankruptcy and other factors, the Company has not recognized a subrogation benefit related to these claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.    INSURANCE CLAIM RESERVES, Continued

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2019 and 2018, estimated claims and claim adjustment expenses incurred included $118 million and $268 million, respectively, of net favorable development for claims arising in prior years, including $174 million and $336 million, respectively, of net favorable prior year reserve development and $25 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the second quarter of 2019 totaled $71 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the segment's domestic operations in (ii) the general liability product line for primary and excess coverages for multiple accident years, including a $60 million increase to environmental reserves for accident years 2009 and prior and (iii) the commercial automobile product line for recent accident years, as well as (iv) higher than expected loss experience in the segment's international operations. Net favorable prior year reserve development in the second quarter of 2018 totaled $84 million, primarily driven by better than expected loss experience in the segment's domestic operations in the workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the segment's domestic operations in the general liability product line, including a $55 million increase to environmental reserves, for accident years 2008 and prior.

Net favorable prior year reserve development in the first six months of 2019 totaled $50 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers’ compensation product line for multiple accident years and (ii) the commercial property product line for recent accident years, partially offset by higher than expected loss experience in the segment's domestic operations in (iii) the general liability product line for primary and excess coverages for multiple accident years, including the impact of (a) the enactment of legislation by a number of states, which extended the statute of limitations for childhood sexual molestation claims and (b) a $60 million increase to environmental reserves, both of which impacted accident years 2009 and prior, (iv) the commercial automobile product line for recent accident years and (v) the commercial multi-peril product line for recent accident years. Net favorable prior year reserve development in the first six months of 2018 totaled $150 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers' compensation product line for multiple accident years and (ii) the commercial property product line for recent accident years, partially offset by higher than expected loss experience in the segment's domestic operations in (iii) the general liability product line, including a $55 million increase to environmental reserves, for accident years 2008 and prior and (iv) the commercial automobile product line for recent accident years.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2019 totaled $39 million and $42 million, respectively, and net favorable prior year reserve development in the second quarter and first six months of 2018 totaled $89 million and $124 million, respectively. Net favorable prior year reserve development in all periods was primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in each of the second quarters of 2019 and 2018 totaled $13 million. Net favorable prior year reserve development in the first six months of 2019 totaled $82 million, primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the first six months of 2018 totaled $62 million, primarily driven by better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and six months ended June 30, 2019.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2019	810	197	(863)	(826)	(682)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	884	(3)	—	6	887
Amounts reclassified from AOCI, net of tax	(10)	—	11	—	1
Net OCI, current period	874	(3)	11	6	888
Balance, June 30, 2019	$1,684	$194	$(852)	$(820)	$206

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2018	$(306)	$193	$(873)	$(873)	$(1,859)

Other comprehensive income (OCI) before reclassifications, net of tax	2,013	1	—	53	2,067
Amounts reclassified from AOCI, net of tax	(23)	—	21	—	(2)
Net OCI, current period	1,990	$1	$21	$53	$2,065
Balance, June 30, 2019	$1,684	$194	$(852)	$(820)	$206

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$1,108	$(298)	$2,524	$(1,501)
Income tax expense (benefit)	234	(63)	534	(316)
Net of taxes	874	(235)	1,990	(1,185)

Having credit losses recognized in the consolidated statement of income	(4)	(12)	1	(14)
Income tax expense (benefit)	(1)	(2)	—	(3)
Net of taxes	(3)	(10)	1	(11)

Net changes in benefit plan assets and obligations	14	21	26	43
Income tax expense	3	4	5	9
Net of taxes	11	17	21	34

Net changes in unrealized foreign currency translation	5	(158)	55	(152)
Income tax expense (benefit)	(1)	(20)	2	(15)
Net of taxes	6	(138)	53	(137)

Total other comprehensive income (loss)	1,123	(447)	2,606	(1,624)
Total income tax expense (benefit)	235	(81)	541	(325)
Total other comprehensive income (loss), net of taxes	$888	$(366)	$2,065	$(1,299)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(13)	$(12)	$(29)	$(12)
Income tax expense (2)	(3)	(3)	(6)	(3)
Net of taxes	(10)	(9)	(23)	(9)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	6	8	11	17
General and administrative expenses (3)	7	13	15	26
Total	13	21	26	43
Income tax benefit (2)	2	4	5	9
Net of taxes	11	17	21	34

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	—	9	(3)	31
Total income tax (expense) benefit	(1)	1	(1)	6
Total reclassifications, net of taxes	$1	$8	$(2)	$25
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.                                      DEBT, Continued

Debt Repayment. On June 2, 2019, the Company's $500 million, 5.90% senior notes matured and were fully paid.

Commercial Paper.  The Company had $100 million of commercial paper outstanding at both June 30, 2019 and December 31, 2018.

9.     COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2019, the Company repurchased 2.6 million and 5.5 million shares, respectively, under its share repurchase authorization, for a total cost of $375 million and $750 million, respectively.  The average cost per share repurchased was $145.87 and $137.15, respectively.  In addition, the Company acquired 3,460 shares and 0.3 million shares for a total cost of $0.5 million and $47 million during the three months and six months ended June 30, 2019, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At June 30, 2019, the Company had $2.54 billion of capacity remaining under its share repurchase authorization.

10.     EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018

Basic and Diluted
Net income, as reported	$557	$524	$1,353	$1,193
Participating share-based awards — allocated income	(4)	(4)	(10)	(9)
Net income available to common shareholders — basic and diluted	$553	$520	$1,343	$1,184

Common Shares
Basic
Weighted average shares outstanding	261.3	268.7	262.1	269.8

Diluted
Weighted average shares outstanding	261.3	268.7	262.1	269.8
Weighted average effects of dilutive securities — stock options and performance shares	2.4	2.4	2.1	2.7
Total	263.7	271.1	264.2	272.5

Net Income per Common Share
Basic	$2.11	$1.93	$5.12	$4.39
Diluted	$2.10	$1.92	$5.08	$4.35

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2019:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,120,874	$105.70	5.8 years	$268
Exercisable at end of period	4,202,289	$95.63	4.5 years	$226
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $35 million and $33 million for the three months ended June 30, 2019 and 2018, respectively, and $80 million and $77 million for the six months ended June 30, 2019 and 2018, respectively. The related tax benefits recognized in the consolidated statement of income were $6 million for each of the three months ended June 30, 2019 and 2018, and $14 million for each of the six months ended June 30, 2019 and 2018.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2019 was $202 million, which is expected to be recognized over a weighted-average period of 2.0 years.

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2019	2018	2019	2018

Net Periodic Benefit Cost:
Service cost	$29	$33	$—	$—

Non-service cost:
Interest cost on benefit obligation	$35	$32	$2	$2
Expected return on plan assets	(68)	(66)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(1)
Net actuarial loss	14	23	—	—
Total non-service cost (benefit)	(20)	(12)	1	1
Net periodic benefit cost	$9	$21	$1	$1

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended June 30, 2019 and 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2019	2018	2019	2018
Service Cost:
Claims and claim adjustment expenses	$12	$14	$—	$—
General and administrative expenses	17	19	—	—
Total service cost	29	33	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(8)	(5)	1	1
General and administrative expenses	(12)	(7)	—	—
Total non-service cost (benefit)	(20)	(12)	1	1
Net periodic benefit cost	$9	$21	$1	$1

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2019	2018	2019	2018

Net Periodic Benefit Cost:
Service cost	$59	$66	$—	$—

Non-service cost:
Interest cost on benefit obligation	70	63	4	4
Expected return on plan assets	(137)	(132)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(2)	(2)
Net actuarial loss	28	46	—	—
Total non-service cost (benefit)	(40)	(24)	2	2
Net periodic benefit cost	$19	$42	$2	$2

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the six months ended June 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2019	2018	2019	2018
Service Cost:
Claims and claim adjustment expenses	$24	$27	$—	$—
General and administrative expenses	35	39	—	—
Total service cost	59	66	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(16)	(10)	1	1
General and administrative expenses	(24)	(14)	1	1
Total non-service cost (benefit)	(40)	(24)	2	2
Net periodic benefit cost	$19	$42	$2	$2

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Lease cost
Operating leases	$23	$45
Short-term leases (1)	3	7
Lease expense	26	52
Less: sublease income (2)	—	—
Net lease cost	$26	$52

Other information on operating leases
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$26	$50
Right-of-use assets obtained in exchange for new lease liabilities	$28	$36
Weighted average discount rate	3.05%	3.05%
Weighted average remaining lease term in years	5.2 years	5.2 years
_________________________________________________________

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2019	$51
2020	103
2021	89
2022	67
2023	47
Thereafter	80
Total undiscounted lease payments	437
Less: present value adjustment	42
Operating lease liability	$395

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.57 billion and $1.60 billion at June 30, 2019 and December 31, 2018, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million at June 30, 2019.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $0 at June 30, 2019. The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2019, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

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

unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at June 30, 2019.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,786	$2,202	$—	$—	$6,988
Net investment income	455	181	12	—	648
Fee income	116	—	—	—	116
Net realized investment gains (1)	14	6	5	—	25
Other revenues	31	26	—	—	57
Total revenues	5,402	2,415	17	—	7,834

Claims and expenses
Claims and claim adjustment expenses	3,248	1,573	—	—	4,821
Amortization of deferred acquisition costs	740	394	—	—	1,134
General and administrative expenses	768	352	5	—	1,125
Interest expense	12	—	77	—	89
Total claims and expenses	4,768	2,319	82	—	7,169
Income (loss) before income taxes	634	96	(65)	—	665
Income tax expense (benefit)	122	12	(26)	—	108
Net income of subsidiaries	—	—	596	(596)	—
Net income	$512	$84	$557	$(596)	$557
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended June 30, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$—	$(1)	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$—	$(1)	$—	$—	$(1)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the six months ended June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$9,475	$4,368	$—	$—	$13,843
Net investment income	871	336	23	—	1,230
Fee income	225	—	—	—	225
Net realized investment gains (1)	36	21	21	—	78
Other revenues	69	60	—	—	129
Total revenues	10,676	4,785	44	—	15,505
Claims and expenses
Claims and claim adjustment expenses	6,272	2,991	—	—	9,263
Amortization of deferred acquisition costs	1,485	766	—	—	2,251
General and administrative expenses	1,490	682	10	—	2,182
Interest expense	24	—	153	—	177
Total claims and expenses	9,271	4,439	163	—	13,873
Income (loss) before income taxes	1,405	346	(119)	—	1,632
Income tax expense (benefit)	268	54	(43)	—	279
Net income of subsidiaries	—	—	1,429	(1,429)	—
Net income	$1,137	$292	$1,353	$(1,429)	$1,353
_________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$(1)	$—	$—	$(2)
OTTI losses recognized in net realized investment gains	$(1)	$(1)	$—	$—	$(2)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

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
_________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2018, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$512	$84	$557	$(596)	$557

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	786	321	1	—	1,108
Having credit losses recognized in the consolidated statement of income	(3)	(1)	—	—	(4)
Net changes in benefit plan assets and obligations	—	—	14	—	14
Net changes in unrealized foreign currency translation	23	(18)	—	—	5
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	806	302	15	—	1,123
Income tax expense	167	67	1	—	235
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	639	235	14	—	888
Other comprehensive income of subsidiaries	—	—	874	(874)	—
Other comprehensive income	639	235	888	(874)	888
Comprehensive income	$1,151	$319	$1,445	$(1,470)	$1,445

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the six months ended June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,137	$292	$1,353	$(1,429)	$1,353
Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,765	756	3	—	2,524
Having credit losses recognized in the consolidated statement of income	1	—	—	—	1
Net changes in benefit plan assets and obligations	—	—	26	—	26
Net changes in unrealized foreign currency translation	42	13	—	—	55
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	1,808	769	29	—	2,606
Income tax expense	375	160	6	—	541
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	1,433	609	23	—	2,065
Other comprehensive income of subsidiaries	—	—	2,042	(2,042)	—
Other comprehensive income	1,433	609	2,065	(2,042)	2,065
Comprehensive income	$2,570	$901	$3,418	$(3,471)	$3,418

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $64,784)	$46,480	$20,604	$88	$—	$67,172
Equity securities, at fair value (cost $373)	105	106	195	—	406
Real estate investments	2	963	—	—	965
Short-term securities	1,439	633	1,415	—	3,487
Other investments	2,688	777	1	—	3,466
Total investments	50,714	23,083	1,699	—	75,496
Cash	198	218	—	—	416
Investment income accrued	430	183	2	—	615
Premiums receivable	5,587	2,710	—	—	8,297
Reinsurance recoverables	6,472	1,762	—	—	8,234
Ceded unearned premiums	742	122	—	—	864
Deferred acquisition costs	2,087	194	—	—	2,281
Contractholder receivables	4,766	10	—	—	4,776
Goodwill	2,582	1,370	—	(9)	3,943
Other intangible assets	220	115	—	—	335
Investment in subsidiaries	—	—	29,342	(29,342)	—
Other assets	2,472	158	685	—	3,315
Total assets	$76,270	$29,925	$31,728	$(29,351)	$108,572

Liabilities
Claims and claim adjustment expense reserves	$35,055	$16,018	$—	$—	$51,073
Unearned premium reserves	10,116	4,422	—	—	14,538
Contractholder payables	4,766	10	—	—	4,776
Payables for reinsurance premiums	340	251	—	—	591
Deferred taxes	234	(179)	32	—	87
Debt	693	—	5,865	—	6,558
Other liabilities	4,224	902	502	—	5,628
Total liabilities	55,428	21,424	6,399	—	83,251

Shareholders’ equity
Common stock (1,750.0 shares authorized; 260.4 shares issued and 260.3 shares outstanding)	—	484	23,372	(484)	23,372
Additional paid-in capital	11,634	7,046	—	(18,680)	—
Retained earnings	8,336	808	36,143	(9,152)	36,135
Accumulated other comprehensive income	872	163	206	(1,035)	206
Treasury stock, at cost (516.7 shares)	—	—	(34,392)	—	(34,392)
Total shareholders’ equity	20,842	8,501	25,329	(29,351)	25,321
Total liabilities and shareholders’ equity	$76,270	$29,925	$31,728	$(29,351)	$108,572

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,137	$292	$1,353	$(1,429)	$1,353
Net adjustments to reconcile net income to net cash provided by operating activities	314	213	(256)	168	439
Net cash provided by operating activities	1,451	505	1,097	(1,261)	1,792
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,106	924	8	—	3,038
Proceeds from sales of investments:
Fixed maturities	968	526	1	—	1,495
Equity securities	33	38	—	—	71
Other investments	201	39	—	—	240
Purchases of investments:
Fixed maturities	(4,049)	(1,650)	(9)	—	(5,708)
Equity securities	(1)	(37)	(3)	—	(41)
Real estate investments	—	(85)	—	—	(85)
Other investments	(234)	(28)	—	—	(262)
Net sales (purchases) of short-term securities	416	125	(44)	—	497
Securities transactions in course of settlement	157	66	—	—	223
Other	(166)	(3)	—	—	(169)
Net cash used in investing activities	(569)	(85)	(47)	—	(701)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(750)	—	(750)
Treasury stock acquired — net employee share-based compensation	—	—	(47)	—	(47)
Dividends paid to shareholders	—	—	(419)	—	(419)
Payment of debt	—	(32)	(500)	32	(500)
Issuance of debt	—	—	492	—	492
Issuance of common stock — employee share options	—	—	174	—	174
Dividends paid to parent company	(866)	(363)	—	1,229	—
Net cash used in financing activities	(866)	(395)	(1,050)	1,261	(1,050)
Effect of exchange rate changes on cash	1	1	—	—	2
Net increase in cash	17	26	—	—	43
Cash at beginning of year	181	192	—	—	373
Cash at end of period	$198	$218	$—	$—	$416
Supplemental disclosure of cash flow information
Income taxes paid (received)	$244	$91	$(10)	$—	$325
Interest paid	$24	$—	$147	$—	$171

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2019 Second Quarter Consolidated Results of Operations

•	Net income of $557 million, or $2.11 per share basic and $2.10 per share diluted

•	Net earned premiums of $6.99 billion

•	Catastrophe losses of $367 million ($290 million after-tax)

•	Net favorable prior year reserve development of $123 million ($99 million after-tax)

•	Combined ratio of 98.4%

•	Net investment income of $648 million ($548 million after-tax)

•	Operating cash flows of $1.15 billion

2019 Second Quarter Consolidated Financial Condition

•	Total investments of $75.50 billion; fixed maturities and short-term securities comprised 94% of total investments

•	Total assets of $108.57 billion

•	Total debt of $6.56 billion, resulting in a debt-to-total capital ratio of 20.6% (21.9% excluding net unrealized investment gains, net of tax)

•	Repurchased 2.6 million common shares for total cost of $376 million and paid $214 million of dividends to shareholders

•	Shareholders’ equity of $25.32 billion

•	Net unrealized investment gains of $2.39 billion ($1.88 billion after-tax)

•	Book value per common share of $97.26

•	Holding company liquidity of $1.46 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2019	2018	2019	2018

Revenues
Premiums	$6,988	$6,695	$13,843	$13,232
Net investment income	648	595	1,230	1,198
Fee income	116	112	225	215
Net realized investment gains	25	36	78	25
Other revenues	57	39	129	93
Total revenues	7,834	7,477	15,505	14,763

Claims and expenses
Claims and claim adjustment expenses	4,821	4,562	9,263	8,858
Amortization of deferred acquisition costs	1,134	1,081	2,251	2,142
General and administrative expenses	1,125	1,113	2,182	2,175
Interest expense	89	90	177	179
Total claims and expenses	7,169	6,846	13,873	13,354
Income before income taxes	665	631	1,632	1,409
Income tax expense	108	107	279	216
Net income	$557	$524	$1,353	$1,193

Net income per share
Basic	$2.11	$1.93	$5.12	$4.39
Diluted	$2.10	$1.92	$5.08	$4.35

Combined ratio
Loss and loss adjustment expense ratio	68.2%	67.4%	66.2%	66.2%
Underwriting expense ratio	30.2	30.7	29.9	30.6
Combined ratio	98.4%	98.1%	96.1%	96.8%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.10 in the second quarter of 2019 increased by 9% over diluted net income per share of $1.92 in the same period of 2018.  Net income of $557 million in the second quarter of 2019 increased by 6% over net income of $524 million in the same period of 2018.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net investment income, partially offset by (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (iv) lower net favorable prior year reserve development. Catastrophe losses in the second quarters of 2019 and 2018 were $367 million and $488 million, respectively.  Net favorable prior year reserve development in the second quarters of 2019 and 2018 was $123 million and $186 million, respectively.  Underlying underwriting margins in the second quarter of 2019 were lower in both Personal Insurance and Business Insurance and were slightly higher in Bond & Specialty Insurance compared to the same period of 2018. Income tax expense in the second quarter of 2019 was slightly higher than in the same period of 2018, reflecting the impact of the increase in income before income taxes in the second quarter of 2019, largely offset by a higher tax benefit in the second quarter of 2019 related to employee equity compensation plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $5.08 in the first six months of 2019 increased by 17% over diluted net income per share of $4.35 in the same period of 2018.  Net income of $1.35 billion in the first six months of 2019 increased by 13% over net income of $1.19 billion in the same period of 2018.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net realized investment gains and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development. Catastrophe losses in the first six months of 2019 and 2018 were $560 million and $842 million, respectively.  Net favorable prior year reserve development in the first six months of 2019 and 2018 was $174 million and $336 million, respectively. Income tax expense in the first six months of 2019 was higher than in the same period of 2018, reflecting the impacts of the increase in income before income taxes in the first six months of 2019 and lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions (unrecognized tax benefits).

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and six months ended June 30, 2019 and 2018, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2019 were $6.99 billion, $293 million or 4% higher than in the same period of 2018.  Earned premiums in the first six months of 2019 were $13.84 billion, $611 million or 5% higher than in the same period of 2018. In Business Insurance, earned premiums in both the second quarter and first six months of 2019 increased by 4% over the same periods of 2018.  In Bond & Specialty Insurance, earned premiums in both the second quarter and first six months of 2019 increased by 5% over the same periods of 2018.  In Personal Insurance, earned premiums in both the second quarter and first six months of 2019 increased by 5% over the same periods of 2018.  Factors contributing to the increases in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Average investments (1)	$74,370	$72,618	$74,197	$72,569
Pre-tax net investment income	648	595	1,230	1,198
After-tax net investment income	548	507	1,044	1,020
Average pre-tax yield (2)	3.5%	3.3%	3.3%	3.3%
Average after-tax yield (2)	2.9%	2.8%	2.8%	2.8%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2019 was $648 million, $53 million or 9% higher than in the same period of 2018.  Net investment income in the first six months of 2019 was $1.23 billion, $32 million or 3% higher than in the same period of 2018. Net investment income from fixed maturity investments in the second quarter and first six months of 2019 was $514 million and $1.03 billion, respectively, $25 million and $55 million higher, respectively, than in the same periods of 2018. The increases in both periods of 2019 primarily resulted from higher long-term reinvestment rates available in the market and a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter and first six months of 2019 was $27 million and $55 million, respectively, $6 million and $15 million higher, respectively, than in the same periods of 2018. The increases primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the second quarter of 2019 was $118 million, $24 million higher than in the same period of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

2018, primarily resulting from higher returns from private equity limited partnerships. Net investment income generated by the Company's remaining investment portfolios in the first six months of 2019 was $171 million, $36 million lower than in the same period of 2018, primarily resulting from lower returns from private equity limited partnerships and real estate partnerships.

Fee Income
Fee income in the second quarter and first six months of 2019 was $116 million and $225 million, respectively, $4 million and $10 million higher, respectively, than in the same periods of 2018. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains
The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary impairment losses	$(1)	$(1)	$(2)	$(1)
Net realized investment gains on equity securities still held	6	16	45	3
Other net realized investment gains, including from sales	20	21	35	23
Total	$25	$36	$78	$25

Other Revenues
Other revenues in the second quarters and first six months of 2019 and 2018 included installment premium charges and revenues from Simply Business.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2019 were $4.82 billion, $259 million or 6% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) higher non-catastrophe weather-related losses, (iii) loss cost trends, (iv) lower net favorable prior year reserve development, (v) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, including the re-estimation of losses incurred in the first quarter of 2019, partially offset by (vi) lower catastrophe losses and (vii) a lower level of domestic large losses, primarily fire-related.  Catastrophe losses in the second quarter of 2019 primarily resulted from wind storms in several regions of the United States. Catastrophe losses in the second quarter of 2018 primarily resulted from wind and hail storms in several regions of the United States.

Claims and claim adjustment expenses in the first six months of 2019 were $9.26 billion, $405 million or 5% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) higher non-catastrophe weather-related losses, (v) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line and (vi) a small number of large losses in the International business in the first quarter of 2019, partially offset by (vii) lower catastrophe losses and (viii) a lower level of domestic large losses, primarily fire-related. Catastrophe losses in the first six months of 2019 and 2018 included the second quarter events described above, as well as winter storms and wind storms in several regions of the United States in the first quarter of 2019, and winter storms in the eastern United States, a wind and hail storm in the southern United States and mudslides in California in the first quarter of 2018.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2019 and 2018, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2019 and 2018 for significant catastrophes that occurred in 2018 and 2017, and the estimate of ultimate losses for those catastrophes at June 30, 2019 and December 31, 2018.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2019 ranged from approximately $19 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2018 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2019	2018	2019	2018	June 30, 2019	December 31, 2018
			'
2017
PCS Serial Number:
22 — Severe wind and hail storms	(1)	(2)	(2)	(2)	107	109
32 — Severe wind and hail storms	1	19	1	20	230	229
43 — Hurricane Harvey	(3)	(5)	(14)	(25)	216	230
44 — Hurricane Irma	1	(8)	(8)	(19)	151	159
48 — California wildfire — Tubbs fire	(9)	—	(6)	4	502	508

2018
PCS Serial Number:
15 — Winter storm	(4)	3	(4)	138	140	144
17 — Severe wind and hail storms	(1)	11	(3)	121	108	111
33 — Severe wind and hail storms	3	n/a	(2)	n/a	115	117
52 — Hurricane Florence	(7)	n/a	(10)	n/a	96	106
57 — Hurricane Michael	3	n/a	6	n/a	164	158
59 — California wildfire - Camp fire	—	n/a	(2)	n/a	332	334
60 — California wildfire - Woolsey fire	9	n/a	9	n/a	128	119

2019
PCS Serial Number:
33 — Severe wind storms	185	n/a	185	n/a	185	n/a
_________________________________________________________
n/a: not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2019 was $1.13 billion, $53 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first six months of 2019 was $2.25 billion, $109 million or 5% higher than in the same period of 2018. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2019 were $1.13 billion, $12 million or 1% higher than in the same period of 2018. General and administrative expenses in the first six months of 2019 were $2.18 billion, comparable with the same period of 2018. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the second quarter and first six months of 2019 was $89 million and $177 million, respectively, compared with $90 million and $179 million, respectively, in the same periods of 2018.

Income Tax Expense
Income tax expense in the second quarter of 2019 was $108 million, $1 million or 1% higher than in the same period of 2018, primarily reflecting the impact of the $34 million increase in income before income taxes in the second quarter of 2019, largely offset by a higher tax benefit in the second quarter of 2019 related to employee equity compensation plans. Income tax expense in the first six months of 2019 was $279 million, $63 million or 29% higher than in the same period of 2018, primarily reflecting the impacts of the $223 million increase in income before income taxes in the first six months of 2019 and lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions.

The Company’s effective tax rate was 16% and 17% in the second quarters of 2019 and 2018, respectively.  The Company's effective tax rate was 17% and 15% in the first six months of 2019 and 2018, respectively. The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 98.4% in the second quarter of 2019 was 0.3 points higher than the combined ratio of 98.1% in the same period of 2018.  The loss and loss adjustment expense ratio of 68.2% in the second quarter of 2019 was 0.8 points higher than the loss and loss adjustment expense ratio of 67.4% in the same period of 2018.  The underwriting expense ratio of 30.2% for the second quarter of 2019 was 0.5 points lower than the underwriting expense ratio of 30.7% in the same period of 2018.

Catastrophe losses in the second quarters of 2019 and 2018 accounted for 5.3 points and 7.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarters of 2019 and 2018 provided 1.8 points and 2.8 points of benefit, respectively, to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2019 was 1.3 points higher than the 2018 ratio on the same basis, primarily reflecting the impact of (i) higher non-catastrophe weather-related losses, (ii) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, including the re-estimation of losses incurred in the first quarter of 2019 and (iii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iv) a lower level of domestic large losses, primarily fire-related, (v) earned pricing that exceeded loss cost trends in Agency Automobile and (vi) a lower underwriting expense ratio.

The combined ratio of 96.1% in the first six months of 2019 was 0.7 points lower than the combined ratio of 96.8% in the same period of 2018. The loss and loss adjustment expense ratio was 66.2% for the first six months of both 2019 and 2018.  The underwriting expense ratio of 29.9% for the first six months of 2019 was 0.7 points lower than the underwriting expense ratio of 30.6% in the same period of 2018.

Catastrophe losses in the first six months of 2019 and 2018 accounted for 4.1 points and 6.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2019 and 2018 provided 1.3 points and 2.5 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2019 was 0.3 points higher than the 2018 ratio on the same basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Business Insurance	$4,193	$4,038	$8,923	$8,509
Bond & Specialty Insurance	747	674	1,409	1,312
Personal Insurance	2,884	2,717	5,331	5,026
Total	$7,824	$7,429	$15,663	$14,847

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Business Insurance	$3,874	$3,781	$8,037	$7,775
Bond & Specialty Insurance	710	653	1,297	1,227
Personal Insurance	2,866	2,697	5,173	4,953
Total	$7,450	$7,131	$14,507	$13,955

Gross and net written premiums in second quarter and first six months of 2019 reflected growth in all segments. Gross written premiums in both the second quarter and first six months of 2019 increased by 5% over the same periods of 2018. Net written premiums in both the second quarter and first six months of 2019 increased by 4% over the same periods of 2018. Net written premium growth in the first six months of 2019 was impacted by ceded written premiums related to the new catastrophe reinsurance treaty entered into in the first quarter of 2019. Factors contributing to the increases in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$3,783	$3,641	$7,525	$7,209
Net investment income	481	440	908	886
Fee income	111	107	215	206
Other revenues	30	20	73	51
Total revenues	4,405	4,208	8,721	8,352

Total claims and expenses	3,990	3,746	7,817	7,368

Segment income before income taxes	415	462	904	984
Income tax expense	64	77	139	147
Segment income	$351	$385	$765	$837

Loss and loss adjustment expense ratio	69.6%	66.9%	68.6%	66.3%
Underwriting expense ratio	31.5	31.9	31.0	31.9
Combined ratio	101.1%	98.8%	99.6%	98.2%

Overview
Segment income in the second quarter of 2019 was $351 million, $34 million or 9% lower than segment income of $385 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher net investment income. Catastrophe losses in the second quarters of 2019 and 2018 were $211 million and $168 million, respectively.  Net favorable prior year reserve development in the second quarters of 2019 and 2018 was $71 million and $84 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, including the re-estimation of losses incurred in the first quarter of 2019, (ii) higher non-catastrophe weather-related losses and (iii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iv) a lower level of domestic large losses, primarily fire-related and (v) higher business volumes. Income tax expense in the second quarter of 2019 was lower than in the same period of 2018, primarily reflecting the impact of the decrease in segment income before income taxes in the second quarter of 2019.

Segment income in the first six months of 2019 was $765 million, $72 million or 9% lower than segment income of $837 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development, partially offset by (ii) higher net investment income. Catastrophe losses in the first six months of both 2019 and 2018 were $306 million.  Net favorable prior year reserve development in the first six months of 2019 and 2018 was $50 million and $150 million, respectively. Income tax expense in the first six months of 2019 was lower than in the same period of 2018, primarily reflecting the impacts of (i) the decrease in segment income before income taxes in the first six months of 2019, partially offset by (ii) lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the second quarter of 2019 were $3.78 billion, $142 million or 4% higher than in the same period of 2018. Earned premiums in the first six months of 2019 were $7.53 billion, $316 million or 4% higher than in the same period of 2018. The increase in 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increases in earned premiums in both periods of 2019 were reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in the second quarter of 2019 was $481 million, $41 million or 9% higher than in the same period of 2018.   Net investment income in the first six months of 2019 was $908 million, $22 million or 2% higher than in the same period of 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2019 compared with the same periods of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the second quarter of 2019 was $111 million, $4 million or 4% higher than in the same period of 2018. Fee income in the first six months of 2019 was $215 million, $9 million or 4% higher than in the same period of 2018. The increases in both periods of 2019 reflected higher claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the second quarters and first six months of both 2019 and 2018 included installment premium charges and other policyholder service charges, as well as revenues from Simply Business.  Other revenues in the second quarter of 2019 were $30 million, $10 million or 50% higher than in the same period of 2018. Other revenues in the first six months of 2019 were $73 million, $22 million or 43% higher than in the same period of 2018. The increases in both periods of 2019 primarily resulted from Simply Business revenue growth.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2019 were $2.69 billion, $202 million or 8% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, including the re-estimation of losses incurred in the first quarter of 2019, (iv) higher catastrophe losses, (v) higher non-catastrophe weather-related losses and (vi) lower net favorable prior year reserve development, partially offset by (vii) a lower level of domestic large losses, primarily fire-related.

Claims and claim adjustment expenses in the first six months of 2019 were $5.27 billion, $390 million or 8% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, (v) a small number of large losses in the International business in the first quarter of 2019 and (vi) higher non-catastrophe weather-related losses, partially offset by (vii) a lower level of domestic large losses, primarily fire-related.

Factors contributing to net prior year reserve development during the second quarters and first six months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2019 was $618 million, $30 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first six months of 2019 was $1.23 billion, $65 million or 6% higher than in the same period of 2018. The increases in both periods of 2019 were generally consistent with the increases in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2019 were $686 million, $12 million or 2% higher than in the same period of 2018. General and administrative expenses in the first six months of 2019 were $1.32 billion, comparable with the same period of 2018.

Income Tax Expense
Income tax expense in the second quarter of 2019 was $64 million, $13 million, or 17% lower than in the same period of 2018, primarily reflecting the impact of the $47 million decrease in segment income before income taxes in the second quarter of 2019. Income tax in the first six months of 2019 was $139 million, $8 million or 5% lower than in the same period of 2018, primarily reflecting the impacts of (i) the $80 million decrease in segment income before income taxes, partially offset by (ii) lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions.

Combined Ratio

The combined ratio of 101.1% in the second quarter of 2019 was 2.3 points higher than the combined ratio of 98.8% in the same period of 2018.  The loss and loss adjustment expense ratio of 69.6% in the second quarter of 2019 was 2.7 points higher than the loss and loss adjustment expense ratio of 66.9% in the same period of 2018. The underwriting expense ratio of 31.5% for the second quarter of 2019 was 0.4 points lower than the underwriting expense ratio of 31.9% in the same period of 2018.

Catastrophe losses in the second quarters of 2019 and 2018 accounted for 5.6 points and 4.6 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarters of 2019 and 2018 provided 1.9 points and 2.3 points benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2019 was 0.9 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, including the re-estimation of losses incurred in the first quarter of 2019, (ii) higher non-catastrophe weather-related losses and (iii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iv) a lower level of domestic large losses, primarily fire-related and (v) a lower underwriting expense ratio.

The combined ratio of 99.6% in the first six months of 2019 was 1.4 points higher than the combined ratio of 98.2% in the same period of 2018. The loss and loss adjustment expense ratio of 68.6% in the first six months of 2019 was 2.3 points higher than the loss and loss adjustment expense ratio of 66.3% in the same period of 2018.  The underwriting expense ratio of 31.0% for the first six months of 2019 was 0.9 points lower than the underwriting expense ratio of 31.9% in the same period of 2018.

Catastrophe losses in the first six months of 2019 and 2018 accounted for 4.1 points and 4.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2019 and 2018 provided 0.7 points and 2.1 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2019 was 0.2 points higher than the 2018 ratio on the same basis.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Domestic:
Select Accounts	$759	$731	$1,572	$1,513
Middle Market	2,139	2,076	4,675	4,435
National Accounts	327	340	834	861
National Property and Other	627	543	1,136	1,006
Total Domestic	3,852	3,690	8,217	7,815
International	341	348	706	694
Total Business Insurance	$4,193	$4,038	$8,923	$8,509

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Domestic:
Select Accounts	$756	$729	$1,541	$1,502
Middle Market	2,009	1,985	4,419	4,247
National Accounts	223	231	527	540
National Property and Other	588	518	975	898
Total Domestic	3,576	3,463	7,462	7,187
International	298	318	575	588
Total Business Insurance	$3,874	$3,781	$8,037	$7,775

Gross written premiums in the second quarter and first six months of 2019 increased by 4% and 5%, respectively, over the same periods of 2018. Net written premiums in the second quarter and first six months of 2019 increased by 2% and 3%, respectively, over the same periods of 2018. Net written premium growth in the first six months of 2019 was impacted by the Company's new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Select Accounts.  Net written premiums of $756 million in the second quarter of 2019 increased by 4% over the same period of 2018. Net written premiums of $1.54 billion in the first six months of 2019 increased by 3% over the same period of 2018. Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive and were comparable with the same periods of 2018.  New business premiums in the second quarter and first six months of 2019 decreased slightly from the same periods of 2018.

Middle Market.  Net written premiums of $2.01 billion in the second quarter of 2019 increased by 1% over the same period of 2018.  Net written premiums of $4.42 billion in the first six months of 2019 increased by 4% over the same period of 2018. Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive and were higher than in the same periods of 2018.  New business premiums in the second quarter and first six months of 2019 decreased from the same periods of 2018.

National Accounts.  Net written premiums of $223 million in the second quarter of 2019 decreased by 3% from the same period of 2018.  Net written premiums of $527 million in the first six months of 2019 decreased by 2% from the same period of 2018. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 were slightly negative, compared with positive in the same periods of 2018. New business premiums in the second quarter of 2019 decreased from the same period of 2018. New business premiums in the first six months of 2019 increased slightly from the same period of 2018.

National Property and Other.  Net written premiums of $588 million in the second quarter of 2019 increased by 14% over the same period of 2018.  Net written premiums of $975 million in the first six months of 2019 increased by 9% over the same period of 2018. Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive and were higher than in the same periods of 2018. New business premiums in the second quarter and first six months of 2019 increased over the same periods of 2018.

International.  Net written premiums of $298 million in the second quarter of 2019 decreased by 6% from the same period of 2018. Net written premiums of $575 million in the first six months of 2019 decreased by 2% from the same period of 2018. The decreases in the second quarter and first six months of 2019 were primarily driven by the impact of changes in foreign currency exchange rates, as well as decreases in the Company's operations at Lloyd's.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$632	$601	$1,238	$1,183
Net investment income	58	57	114	115
Other revenues	6	5	12	11
Total revenues	696	663	1,364	1,309

Total claims and expenses	476	404	971	842

Segment income before income taxes	220	259	393	467
Income tax expense	46	55	81	90
Segment income	$174	$204	$312	$377

Loss and loss adjustment expense ratio	37.4%	28.8%	40.3%	32.6%
Underwriting expense ratio	37.5	37.7	37.6	37.9
Combined ratio	74.9%	66.5%	77.9%	70.5%

Overview
Segment income in the second quarter of 2019 was $174 million, $30 million or 15% lower than segment income of $204 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower net favorable prior year reserve development. Net favorable prior year reserve development in the second quarters of 2019 and 2018 was $39 million and $89 million, respectively.  No catastrophe losses were incurred in the second quarter of 2019, compared with $5 million in the same period of 2018.  Income tax expense in the second quarter of 2019 was lower than in the same period of 2018, primarily reflecting the impact of the decrease in segment income before income taxes in the second quarter of 2019.

Segment income in the first six months of 2019 was $312 million, $65 million or 17% lower than segment income of $377 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower net favorable prior year reserve development. Net favorable prior year reserve development in the first six months of 2019 and 2018 was $42 million and $124 million, respectively.  Catastrophe losses in the first six months of 2019 and 2018 were $3 million and $5 million, respectively.  Income tax expense in the first six months of 2019 was lower than in the same period of 2018, primarily reflecting the impact of the decrease in segment income before income taxes in the first six months of 2019, partially offset by the impact of lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2019 were $632 million, $31 million or 5% higher than in the same period of 2018. Earned premiums in the first six months of 2019 were $1.24 billion, $55 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2019 was $58 million, $1 million or 2% higher than in the same period of 2018. Net investment income in the first six months of 2019 of was $114 million, $1 million or 1% lower than in the same period of 2018. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2019 compared with the same periods of 2018.  In addition, refer

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2019 were $238 million, $63 million or 36% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development and (ii) higher business volumes.

Claims and claim adjustment expenses in the first six months of 2019 were $504 million, $113 million or 29% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development and (ii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2019 was $118 million, $5 million or 4% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first six months of 2019 was $230 million, $10 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2019 were $120 million, $4 million or 3% higher than in the same period of 2018. General and administrative expenses in the first six months of 2019 were $237 million, $6 million or 3% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the second quarter of 2019 was $46 million, $9 million or 16% lower than in the same period of 2018, primarily reflecting the impact of the $39 million decrease in segment income before income taxes in the second quarter of 2019. Income tax expense in the first six months of 2019 was $81 million, $9 million or 10% lower than in the same period of 2018, primarily reflecting the impact of the $74 million decrease in segment income before income taxes in the first six months of 2019, partially offset by the impact of lower tax expense in the first six months of 2018 due to a reduction in the liability for uncertain tax positions.

Combined Ratio

The combined ratio of 74.9% in the second quarter of 2019 was 8.4 points higher than the combined ratio of 66.5% in the same period of 2018.  The loss and loss adjustment expense ratio of 37.4% in the second quarter of 2019 was 8.6 points higher than the loss and loss adjustment expense ratio of 28.8% in the same period of 2018. The underwriting expense ratio of 37.5% in the second quarter of 2019 was 0.2 points lower than the underwriting expense ratio of 37.7% in the same period of 2018.

Net favorable prior year reserve development in the second quarters of 2019 and 2018 provided 6.2 points and 14.8 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the second quarters of 2019 and 2018 accounted for 0.1 points and 0.8 points, respectively, of the combined ratio.  The underlying combined ratio in the second quarter of 2019 was 0.5 points higher than the 2018 ratio on the same basis.

The combined ratio of 77.9% in the first six months of 2019 was 7.4 points higher than the combined ratio of 70.5% in the same period of 2018. The loss and loss adjustment expense ratio of 40.3% in the first six months of 2019 was 7.7 points higher than the loss and loss adjustment expense ratio of 32.6% in the same period of 2018.  The underwriting expense ratio of 37.6% in the first six months of 2019 was 0.3 points lower than the underwriting expense ratio of 37.9% in the same period of 2018.

Net favorable prior year reserve development in the first six months of 2019 and 2018 provided 3.4 points and 10.5 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the first six months of 2019 and 2018 accounted for 0.2 points

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

and 0.4 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2019 was 0.5 points higher than the 2018 ratio on the same basis.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Domestic:
Management Liability	$432	$378	$821	$742
Surety	251	240	473	458
Total Domestic	683	618	1,294	1,200
International	64	56	115	112
Total Bond & Specialty Insurance	$747	$674	$1,409	$1,312

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Domestic:
Management Liability	$403	$362	$770	$710
Surety	244	235	428	420
Total Domestic	647	597	1,198	1,130
International	63	56	99	97
Total Bond & Specialty Insurance	$710	$653	$1,297	$1,227

Gross and net written premiums in the second quarter of 2019 increased by 11% and 9%, respectively, over the same period of 2018. Gross written premiums in the first six months of 2019 increased by 7% over the same period of 2018. Net written premiums increased at a lower rate of 6% in the first six months of 2019, reflecting higher ceded written premiums for several reinsurance treaties, including those related to the new catastrophe reinsurance treaty.

Domestic.  Net written premiums of $647 million and $1.20 billion in the second quarter and first six months of 2019, respectively, increased by 8% and 6%, respectively, over the same periods of 2018.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive and were comparable with the same periods of 2018. New business premiums in the second quarter and first six months of 2019 increased over the same periods of 2018.

International.  Net written premiums of $63 million and $99 million in the second quarter and first six months of 2019, respectively, increased by 13% and 2%, respectively, over the same periods of 2018. The increases in both periods of 2019 were primarily driven by increases in Canada and the United Kingdom, partially offset by the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$2,573	$2,453	$5,080	$4,840
Net investment income	109	98	208	197
Fee income	5	5	10	9
Other revenues	21	14	43	31
Total revenues	2,708	2,570	5,341	5,077

Total claims and expenses	2,606	2,599	4,892	4,949

Segment income (loss) before income taxes	102	(29)	449	128
Income tax expense (benefit)	14	(12)	83	16
Segment income (loss)	$88	$(17)	$366	$112

Loss and loss adjustment expense ratio	73.7%	77.6%	68.8%	74.2%
Underwriting expense ratio	26.5	27.3	26.4	27.1
Combined ratio	100.2%	104.9%	95.2%	101.3%

Overview
Segment income in the second quarter of 2019 was $88 million, compared with a segment loss of $(17) million in the same period of 2018, primarily reflecting the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins. Catastrophe losses in the second quarters of 2019 and 2018 were $156 million and $315 million, respectively.  Net favorable prior year reserve development in each of the second quarters of 2019 and 2018 was $13 million. The lower underlying underwriting margins primarily resulted from the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) earned pricing that exceeded loss cost trends in Agency Automobile and (iv) higher business volumes. The segment incurred income tax expense in the second quarter of 2019 compared to an income tax benefit in the same period of 2018.

Segment income in the first six months of 2019 was $366 million, $254 million higher than segment income of $112 million in the same period of 2018. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development. Catastrophe losses in the first six months of 2019 and 2018 were $251 million and $531 million, respectively.  Net favorable prior year reserve development in the first six months of 2019 and 2018 was $82 million and $62 million, respectively.  Income tax expense in the first six months of 2019 was higher than in the same period of 2018, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2019 were $2.57 billion, $120 million or 5% higher than in the same period of 2018.  Earned premiums in the first six months of 2019 were $5.08 billion, $240 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increases in earned premiums in both periods of 2019 were reduced by the earned impact of the new catastrophe reinsurance treaty.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2019 was $109 million, $11 million or 11% higher than in the same period of 2018. Net investment income in the first six months of 2019 was $208 million, $11 million or 6% higher than in the same period of 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the second quarter and first six months of 2019 compared with the same periods of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the second quarters and first six months of 2019 and 2018 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2019 were $1.90 billion, comparable with the same period of 2018, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other, (ii) higher business volumes and (iii) loss cost trends, largely offset by (iv) lower catastrophe losses.

Claims and claim adjustment expenses in the first six months of 2019 were $3.49 billion, $98 million or 3% lower than in the same period of 2018, primarily reflecting the impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher non-catastrophe weather-related losses in Agency Homeowners and Other, (iv) higher business volumes and (v) loss cost trends.

Factors contributing to net favorable prior year reserve development during the first six months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2019 was $398 million, $18 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first six months of 2019 was $788 million, $34 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 were consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2019 were $311 million, $5 million or 2% lower than in the same period of 2018. General and administrative expenses in the first six months of 2019 were $611 million, $7 million or 1% higher than in the same period of 2018.

Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2019 was $14 million, compared with an income tax benefit of $(12) million in same period of 2018, primarily reflecting the impact of the $131 million increase in segment income before income taxes. Income tax expense in the first six months of 2019 was $83 million, $67 million higher than in the same period of 2018, primarily reflecting the impact of the $321 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 100.2% in the second quarter of 2019 was 4.7 points lower than the combined ratio of 104.9% in the same period of 2018.  The loss and loss adjustment expense ratio of 73.7% in the second quarter of 2019 was 3.9 points lower than the loss and loss adjustment expense ratio of 77.6% in the same period of 2018.  The underwriting expense ratio of 26.5% for the second quarter of 2019 was 0.8 points lower than the underwriting expense ratio of 27.3% in the same period of 2018.

Catastrophe losses in the second quarters of 2019 and 2018 accounted for 6.1 points and 12.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in each of the second quarters of 2019 and 2018 provided 0.5 points of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2019 was 2.0 points higher than the 2018 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other, partially offset by the impact of (iii) earned pricing that exceeded loss cost trends in Agency Automobile and (iv) a lower underwriting expense ratio.

The combined ratio of 95.2% in the first six months of 2019 was 6.1 points lower than the combined ratio of 101.3% in the same period of 2018. The loss and loss adjustment expense ratio of 68.8% in the first six months of 2019 was 5.4 points lower than the loss and loss adjustment expense ratio of 74.2% in the same period of 2018.  The underwriting expense ratio of 26.4% in the first six months of 2019 was 0.7 points lower than the underwriting expense ratio of 27.1% in the same period of 2018.

Catastrophe losses in the first six months of 2019 and 2018 accounted for 4.9 points and 11.0 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2019 and 2018 provided 1.6 points and 1.3 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2019 was 0.3 points higher than the 2018 ratio on the same basis.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Domestic:
Agency:
Automobile	$1,304	$1,265	$2,544	$2,457
Homeowners and Other	1,268	1,148	2,222	2,021
Total Agency	2,572	2,413	4,766	4,478
Direct-to-Consumer	103	98	201	191
Total Domestic	2,675	2,511	4,967	4,669
International	209	206	364	357
Total Personal Insurance	$2,884	$2,717	$5,331	$5,026

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Domestic:
Agency:
Automobile	$1,300	$1,258	$2,524	$2,441
Homeowners and Other	1,258	1,137	2,095	1,969
Total Agency	2,558	2,395	4,619	4,410
Direct-to-Consumer	103	99	198	191
Total Domestic	2,661	2,494	4,817	4,601
International	205	203	356	352
Total Personal Insurance	$2,866	$2,697	$5,173	$4,953

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the second quarter of 2019 both increased by 7% over the same period of 2018. Domestic Agency gross written premiums in the first six months of 2019 increased by 6% over the same period of 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic Agency net written premiums increased at a lower rate of 5% in the first six months of 2019, primarily reflecting the impact of the new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Domestic Agency Automobile net written premiums of $1.30 billion and $2.52 billion in the second quarter and first six months of 2019, respectively, both increased by 3% over the same periods of 2018.  Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive but were lower than in the same periods of 2018.  New business premiums in the second quarter and first six months of 2019 increased over the same periods of 2018.

Domestic Agency Homeowners and Other net written premiums of $1.26 billion and $2.10 billion in the second quarter and first six months of 2019, respectively, increased by 11% and 6%, respectively, over the same periods of 2018.  Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the second quarter and first six months of 2019.  Renewal premium changes in the second quarter and first six months of 2019 remained positive and were higher than in the same periods of 2018.  New business premiums in the second quarter and first six months of 2019 increased over the same periods of 2018.

For its Domestic Agency business, the Personal Insurance segment had approximately 7.3 million and 7.0 million active policies at June 30, 2019 and 2018, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $103 million and $198 million in the second quarter and first six months of 2019, respectively, both increased by 4% over the same periods of 2018, primarily reflecting growth in homeowners and other. Net written premiums in the first six months of 2019 were reduced by the new catastrophe reinsurance treaty.

International net written premiums of $205 million and $356 million in the second quarter and first six months of 2019, respectively, both increased by 1% over the same periods of 2018, primarily driven by growth in automobile net written premiums, partially offset by the impact of changes in foreign currency exchange rates.

For its international and direct-to-consumer business, Personal Insurance had approximately 901,000 and 895,000 active policies at June 30, 2019 and 2018, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Income (loss)	$(76)	$(78)	$(151)	$(154)

The Income (loss) for Interest Expense and Other in the second quarters of 2019 and 2018 was $(76) million and $(78) million, respectively.  Pre-tax interest expense in the second quarters of 2019 and 2018 was $89 million and $90 million respectively. After-tax interest expense in the second quarters of 2019 and 2018 was $70 million and $71 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2019 and 2018 was $(151) million and $(154) million, respectively. Pre-tax interest expense in the first six months of 2019 and 2018 was $177 million and $179 million, respectively. After-tax interest expense in the first six months of 2019 and 2018 was $140 million and $141 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first six months of 2019 and 2018 were $102 million and $98 million, respectively. Net asbestos reserves were $1.18 billion at both June 30, 2019 and June 30, 2018.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2019	2018
Beginning reserves:
Gross	$1,608	$1,538
Ceded	(327)	(257)
Net	1,281	1,281

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	134	130
Ceded	(32)	(32)
Net	102	98

Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—

Ending reserves:
Gross	1,474	1,408
Ceded	(295)	(225)
Net	$1,179	$1,183
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $60 million and $55 million in the second quarters of 2019 and 2018, respectively.

Net environmental paid loss and loss expenses in the first six months of 2019 and 2018 were $35 million and $26 million, respectively. At June 30, 2019, approximately 95% of the net environmental reserve (approximately $342 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 5% of the net environmental reserve (approximately $17 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2019	2018
Beginning reserves:
Gross	$358	$373
Ceded	(24)	(13)
Net	334	360

Incurred losses and loss expenses:
Gross	67	71
Ceded	(7)	(16)
Net	60	55

Paid loss and loss expenses:
Gross	36	30
Ceded	(1)	(4)
Net	35	26

Foreign exchange and other:
Gross	(1)	(1)
Ceded	1	—
Net	—	(1)

Ending reserves:
Gross	388	413
Ceded	(29)	(25)
Net	$359	$388

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2019 were $75.50 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2019 was $67.17 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2019 and December 31, 2018.  Below investment grade securities represented 2.3% of the total fixed maturity investment portfolio at both June 30, 2019 and December 31, 2018. The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at June 30, 2019 and 4.5 (4.7 excluding short-term securities) at December 31, 2018.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2019 and December 31, 2018 included $29.73 billion and $28.61 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2019 and December 31, 2018 were $2.33 billion and $2.85 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both June 30, 2019 and December 31, 2018.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2019 and December 31, 2018 included $2.93 billion and $2.57 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2019 and December 31, 2018 were $1.18 billion and $859 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.74 billion and $1.71 billion at June 30, 2019 and December 31, 2018, respectively. Approximately 51% and 52% of the Company’s CMO holdings at June 30, 2019 and December 31, 2018, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $854 million and $828 million of non-guaranteed CMO holdings at both June 30, 2019 and December 31, 2018 was "Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both June 30, 2019 and December 31, 2018.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2018 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2019 and December 31, 2018, the carrying value of the Company’s other investments was $3.47 billion and $3.56 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company's catastrophe reinsurance coverage is discussed in the "Catastrophe Reinsurance" section of "Part I - Item 1 - Business" in the Company's 2018 Annual Report. Except as discussed below, there have been no material changes to the Company's catastrophe reinsurance coverage from that reported in the Company's 2018 Annual Report.

Catastrophe Bonds. With respect to the Company’s indemnity reinsurance agreement with Long Point Re III Ltd., the attachment point and maximum limit were reset as required annually to adjust the expected loss of the layer within a predetermined range. For the period May 25, 2019 through and including May 24, 2020, the Company will be entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.79 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.29 billion.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2019 were as follows:

•
Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e. for every dollar of loss between $2.25 billion and $3.10 billion this treaty provides 71 cents of coverage), for losses arising from a single occurrence, subject to one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes and winter storm and/or freeze losses (coverage is included for terrorism events in limited circumstances, but nuclear, biological and radiological attacks are entirely excluded) from Virginia to Maine for the period July 1, 2019 through and including June 30, 2020. Losses from a covered event anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•
Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $225 million part of $250 million of coverage, subject to a $100 million retention (i.e. for every dollar of loss between $100 million and $350 million this treaty provides 90 cents of coverage), for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2019 through and including June 30, 2020.

•
Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$76 million at June 30, 2019), up to C$200 million (US$153 million at June 30, 2019) and for 100% of losses in excess of C$200 million (US$153 million at June 30, 2019), up to C$600 million (US$458 million at June 30, 2019) for the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period July 1, 2019 through and including June 30, 2020.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2018 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2019	December 31, 2018
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,410	$3,485
Allowance for uncollectible reinsurance	(107)	(110)
Net reinsurance recoverables	3,303	3,375
Mandatory pools and associations	1,959	2,005
Structured settlements	2,972	2,990
Total reinsurance recoverables	$8,234	$8,370

Net reinsurance recoverables at June 30, 2019 decreased by $72 million from December 31, 2018, primarily reflecting the impacts of cash collections in the first six months of 2019.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2019 and into 2020. In Business Insurance, the Company expects that domestic renewal premium changes during the remainder of 2019 will remain positive and will be higher than the levels attained in the same period of 2018, and that domestic renewal premium changes into 2020 will remain positive and will be slightly higher than the levels attained in the same period of 2019. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business during the remainder of 2019 will remain positive and will be higher than the levels attained in the same period of 2018, and that domestic renewal premium changes into 2020 will remain positive and will be broadly consistent with the levels attained in the same period of 2019. In Personal Insurance, the Company expects that domestic Agency Automobile renewal premium changes during the remainder of 2019 and into 2020 will remain positive but will be lower than the levels attained in the same periods of 2018 and 2019. The Company expects that domestic Agency Homeowners and Other renewal premium changes during the remainder of 2019 and into 2020 will remain positive and will be higher than the levels attained in the same periods of 2018 and 2019. The need for state regulatory approval for changes to personal and many commercial property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  With regard to the Company's international business, the Company expects that renewal premium changes during the remainder of 2019 in aggregate will remain positive and will be higher than the levels attained in the same period of 2018, and that renewal premium changes into 2020 in aggregate will remain positive and will be broadly consistent with the levels attained in the same period of 2019. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes can be more volatile and therefore difficult to predict.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2019 and into 2020 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Economic conditions in the United States and elsewhere could change, due to a variety of factors, including the political and regulatory environment, changes to fiscal stimulus programs, inflation or deflation (including the impact of rapid changes in wages and/or commodity prices), the imposition of tariffs or other barriers to international trade, fluctuations in interest rates and foreign currency exchange rates, high levels of global debt after an extended period of low interest rates, the United Kingdom’s withdrawal from the European Union, a shutdown of the U.S. government, the failure by the U.S. government to raise the debt ceiling, changes to the U.S. Federal budget and further potential changes in tax laws in the United States or modification of the Affordable Care Act. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during the remainder of 2019 and into 2020, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

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

In Business Insurance, the Company expects underlying underwriting margins during the remainder of 2019 and into 2020 in aggregate will be higher than in the same periods of 2018 and 2019, and the underlying combined ratio during the remainder of 2019 and into 2020 in aggregate will be lower than in the same periods of 2018 and 2019, assuming improved results in the Company's international business and lower and more normal levels of non-catastrophe weather-related losses. The outlook for Business Insurance also reflects the timing impact of higher loss estimates in the commercial automobile product line that were recognized in the fourth quarter of 2018.

In Bond & Specialty Insurance, the Company expects that underlying underwriting margins and the underlying combined ratio during the remainder of 2019 and into 2020 in aggregate will be broadly consistent with the same periods of 2018 and 2019.

In Personal Insurance, the Company expects underlying underwriting margins during the remainder of 2019 and into 2020 in aggregate will be higher than in the same periods of 2018 and 2019, and the underlying combined ratio during the remainder of 2019 and into 2020 in aggregate will be lower than in the same periods of 2018 and 2019, assuming non-catastrophe weather-related losses return to lower and more normal levels. In Agency Automobile, with the exception of the fourth quarter of 2019, the Company expects that underlying underwriting margins and the underlying combined ratio during the remainder of 2019 and into 2020 in aggregate will be broadly consistent with the same periods of 2018 and 2019. In the fourth quarter of 2019, the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Company expects that underlying underwriting margins in Agency Automobile will be lower and the underlying combined ratio will be higher than in the same period of 2018 due to a low level of loss activity in the fourth quarter of 2018. In Agency Homeowners and Other, the Company expects underlying underwriting margins during the remainder of 2019 and into 2020 in aggregate will be higher than in the same periods of 2018 and 2019, and the underlying combined ratio during the remainder of 2019 and into 2020 in aggregate will be lower than in the same periods of 2018 and 2019, assuming non-catastrophe weather-related losses return to lower and more normal levels.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at June 30, 2019.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2019, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of slightly higher levels of fixed income investments (fixed maturity and short-term investments), partially offset by expected lower reinvestment yields on fixed income investments, the Company expects that during the remainder of 2019 after-tax net investment income from those portfolios will be approximately $10 million to $15 million higher on a quarterly basis as compared to the corresponding quarters of 2018. For the first two quarters of 2020, after-tax net investment income from those portfolios will be broadly consistent on a quarterly basis as compared to the corresponding quarters of 2019. The impact of future market conditions on net investment income from the Company's remaining investment portfolios during the remainder of 2019 and into 2020 is hard to predict. If general economic conditions and/or investment market conditions change, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments) compared with the same periods of 2018 and 2019.

The Company had a net pre-tax unrealized investment gain of $2.39 billion ($1.88 billion after-tax) in its fixed maturity investment portfolio at June 30, 2019.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2019, TRV held total cash and short-term invested assets in the United States aggregating $1.46 billion and having a weighted average maturity of 47 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.19 billion).  TRV’s holding company liquidity of $1.46 billion at June 30, 2019 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2019.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At June 30, 2019, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $338 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2019. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Operating Activities
Net cash provided by operating activities in the first six months of 2019 and 2018 was $1.79 billion and $1.70 billion, respectively.  The increase in cash flows in the first six months of 2019 primarily reflected higher levels of cash received for (i) premiums and (ii) net investment income, partially offset by the impacts of higher levels of payments for (iii) claims and claim adjustment expenses, (iv) commission expenses and (v) income taxes.

Investing Activities
Net cash used in investing activities in the first six months of 2019 and 2018 was $701 million and $457 million, respectively.  The Company’s consolidated total investments at June 30, 2019 increased by $3.22 billion, or 4% over year-end 2018, primarily reflecting the impacts of (i) net unrealized gains on investments at June 30, 2019 as compared with net unrealized losses on investments at December 31, 2018, as a result of decreases in market interest rates during the first six months of 2019 and (ii) net cash flows provided by operating activities, partially offset by (iii) common share repurchases and (iv) dividends paid to shareholders.

Financing Activities
Net cash used in financing activities in the first six months of 2019 and 2018 was $1.05 billion and $1.17 billion, respectively.  The totals in both periods primarily reflected common share repurchases, the payment of debt and dividends paid to shareholders, partially offset by the issuance of debt and the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2019 and 2018 were $797 million and $751 million, respectively.

Dividends.  Dividends paid to shareholders were $419 million and $404 million in the first six months of 2019 and 2018, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 23, 2019, the Company announced that it declared a regular quarterly dividend of $0.82 per share, payable September 30, 2019 to shareholders of record on September 10, 2019.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2019, the Company repurchased 2.6 million and 5.5 million shares under its share repurchase authorization, for a total cost of $375 million and $750 million, respectively.  The average cost per share repurchased was $145.87 and $137.15.  At June 30, 2019, the Company had $2.54 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2019 and December 31, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2019	December 31, 2018
Debt:
Short-term	$100	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(46)	(40)
Total debt	6,558	6,564

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,115	24,753
Accumulated other comprehensive income (loss)	206	(1,859)
Total shareholders’ equity	25,321	22,894
Total capitalization	$31,879	$29,458

On March 4, 2019, the Company issued $500 million aggregate principal amount of 4.10% senior notes that will mature on March 4, 2049.  The net proceeds were used to repay the Company's $500 million, 5.90% senior notes on June 2, 2019. See note 8 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	June 30, 2019	December 31, 2018
Total capitalization	$31,879	$29,458
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	1,878	(113)
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$30,001	$29,571
Debt-to-total capital ratio	20.6%	22.3%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.9%	22.2%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.9% at June 30, 2019 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 18, 2019, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2019 was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2018 Annual Report.

•	On May 20, 2019, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

•
On June 26, 2019, S&P assigned a financial strength rating of "A+" to the Company's newly established insurance subsidiary in the Republic of Ireland, Travelers Insurance Designated Activity Company. The outlook for this rating is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.86 billion at June 30, 2019) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2019			December 31, 2018
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,852	$7,100	$11,952	$4,780	$7,092	$11,872
Commercial property	1,103	390	1,493	1,157	297	1,454
Commercial multi-peril	2,047	1,989	4,036	2,089	1,886	3,975
Commercial automobile	2,451	1,699	4,150	2,339	1,661	4,000
Workers’ compensation	10,234	9,250	19,484	10,299	9,216	19,515
Fidelity and surety	266	294	560	280	288	568
Personal automobile	1,999	1,389	3,388	2,038	1,400	3,438
Homeowners and personal—other	867	946	1,813	942	884	1,826
International and other	2,594	1,589	4,183	2,574	1,431	4,005
Property-casualty	26,413	24,646	51,059	26,498	24,155	50,653
Accident and health	14	—	14	15	—	15
Claims and claim adjustment expense reserves	$26,427	$24,646	$51,073	$26,513	$24,155	$50,668

The $405 million increase in gross claims and claim adjustment expense reserves since December 31, 2018 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in the first six months of 2019, largely offset by the impacts of (iii)  payments related to catastrophe losses incurred in 2018 and (iv) net favorable prior year reserve development.

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

•
the impact of investment (including changes in interest rates), economic (including inflation, changes in tax law, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended June 30, 2019, the Company consolidated the premium collection of automated clearing house (ACH) and credit card payments for Business Insurance and Bond & Specialty Insurance into a single payment processing platform with a third-party provider, which has resulted in certain changes to business processes and internal control over financial reporting. Other than this consolidation to the single payment processing platform, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the consolidation to the single payment processing platform and concluded they were effective.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2019	April 30, 2019	405,098	$139.23	404,700	$2,855
May 1, 2019	May 31, 2019	1,120,337	$144.94	1,119,155	$2,692
June 1, 2019	June 30, 2019	1,048,985	$149.43	1,047,105	$2,536
Total		2,574,420	$145.87	2,570,960	$2,536

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

The Company acquired 3,460 shares for a total cost of $0.5 million during the three months ended June 30, 2019 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 5, 2019 (Proxy Statement). From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's named executive officers (i.e. an executive

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued

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

10.1
The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 24, 2019, and is incorporated herein by reference.

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

101.1†
The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2019 and 2018; (iii) Consolidated Balance Sheet at June 30, 2019 and December 31, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 23, 2019	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 23, 2019	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)