Form 10-Q
period 2019-09-30
TRAVELERS COMPANIES, INC.
filed 2019-10-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 18, 2019 was 258,112,771.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2019
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Premiums	$7,179	$6,882	$21,022	$20,114
Net investment income	622	646	1,852	1,844
Fee income	121	109	346	324
Net realized investment gains (1)	23	29	101	54
Other revenues	68	57	197	150

Total revenues	8,013	7,723	23,518	22,486

Claims and expenses
Claims and claim adjustment expenses	5,230	4,655	14,493	13,513
Amortization of deferred acquisition costs	1,169	1,117	3,420	3,259
General and administrative expenses	1,098	1,059	3,280	3,234
Interest expense	84	86	261	265
Total claims and expenses	7,581	6,917	21,454	20,271

Income before income taxes	432	806	2,064	2,215
Income tax expense	36	97	315	313
Net income	$396	$709	$1,749	$1,902

Net income per share
Basic	$1.52	$2.65	$6.65	$7.03
Diluted	$1.50	$2.62	$6.59	$6.97

Weighted average number of common shares outstanding
Basic	259.2	266.1	261.1	268.6
Diluted	261.8	268.4	263.4	271.1

Cash dividends declared per common share	$0.82	$0.77	$2.41	$2.26

________________________________________________________

(1)
Total other-than-temporary impairment (OTTI) losses were $0 million for each of the three months ended September 30, 2019 and 2018, and $(2) million and $(1) million for the nine months ended September 30, 2019 and September 30, 2018, respectively.  Of total OTTI, credit losses of $0 million for each of the three months ended September 30, 2019 and 2018, and $(2) million and $(1) million for the nine months ended September 30, 2019 and September 30, 2018, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million for each of the three months and nine months ended September 30, 2019 and 2018 were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$396	$709	$1,749	$1,902

Other comprehensive income (loss)
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	605	(414)	3,129	(1,915)
Having credit losses recognized in the consolidated statement of income	(3)	(11)	(2)	(25)
Net changes in benefit plan assets and obligations	14	22	40	65
Net changes in unrealized foreign currency translation	(75)	—	(20)	(152)
Other comprehensive income (loss) before income taxes	541	(403)	3,147	(2,027)
Income tax expense (benefit)	122	(88)	663	(413)
Other comprehensive income (loss), net of taxes	419	(315)	2,484	(1,614)
Comprehensive income	$815	$394	$4,233	$288

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,021 and $63,601)	$68,011	$63,464
Equity securities, at fair value (cost $375 and $382)	412	368
Real estate investments	963	904
Short-term securities	4,597	3,985
Other investments	3,437	3,557
Total investments	77,420	72,278
Cash	508	373
Investment income accrued	575	624
Premiums receivable	8,122	7,506
Reinsurance recoverables	8,162	8,370
Ceded unearned premiums	857	578
Deferred acquisition costs	2,321	2,120
Deferred taxes	—	445
Contractholder receivables	4,802	4,785
Goodwill	3,929	3,937
Other intangible assets	329	345
Other assets	3,216	2,872
Total assets	$110,241	$104,233

Liabilities
Claims and claim adjustment expense reserves	$51,612	$50,668
Unearned premium reserves	14,912	13,555
Contractholder payables	4,802	4,785
Payables for reinsurance premiums	573	289
Deferred taxes	188	—
Debt	6,558	6,564
Other liabilities	5,989	5,478
Total liabilities	84,634	81,339

Shareholders’ equity
Common stock (1,750.0 shares authorized; 258.1 and 263.7 shares issued, 258.1 and 263.6 shares outstanding)	23,432	23,144
Retained earnings	36,317	35,204
Accumulated other comprehensive income (loss)	625	(1,859)
Treasury stock, at cost (519.3 and 510.9 shares)	(34,767)	(33,595)
Total shareholders’ equity	25,607	22,894
Total liabilities and shareholders’ equity	$110,241	$104,233

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Common stock
Balance, beginning of period	$23,372	$23,040	$23,144	$22,886
Employee share-based compensation	28	16	173	93
Compensation amortization under share-based plans and other changes	32	33	115	110
Balance, end of period	23,432	23,089	23,432	23,089

Retained earnings
Balance, beginning of period	36,135	34,296	35,204	33,462
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	—	22
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	—	24
Net income	396	709	1,749	1,902
Dividends	(215)	(207)	(636)	(613)
Other	1	1	—	2
Balance, end of period	36,317	34,799	36,317	34,799

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	206	(1,688)	(1,859)	(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	—	(24)
Other comprehensive income (loss)	419	(315)	2,484	(1,614)
Balance, end of period	625	(2,003)	625	(2,003)

Treasury stock, at cost
Balance, beginning of period	(34,392)	(33,025)	(33,595)	(32,274)
Treasury stock acquired — share repurchase authorization	(375)	(400)	(1,125)	(1,100)
Net shares acquired related to employee share-based compensation plans	—	—	(47)	(51)
Balance, end of period	(34,767)	(33,425)	(34,767)	(33,425)

Total shareholders’ equity	$25,607	$22,460	$25,607	$22,460

Common shares outstanding
Balance, beginning of period	260.3	267.7	263.6	271.4
Treasury stock acquired — share repurchase authorization	(2.5)	(3.0)	(8.0)	(8.2)
Net shares issued under employee share-based compensation plans	0.3	0.1	2.5	1.6
Balance, end of period	258.1	264.8	258.1	264.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,749	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(101)	(54)
Depreciation and amortization	581	609
Deferred federal income tax benefit	(10)	(43)
Amortization of deferred acquisition costs	3,420	3,259
Equity in income from other investments	(196)	(284)
Premiums receivable	(611)	(508)
Reinsurance recoverables	212	(21)
Deferred acquisition costs	(3,619)	(3,425)
Claims and claim adjustment expense reserves	927	880
Unearned premium reserves	1,350	1,095
Other	91	22
Net cash provided by operating activities	3,793	3,432

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,895	5,655
Proceeds from sales of investments:
Fixed maturities	1,801	3,185
Equity securities	99	127
Real estate investments	—	8
Other investments	346	270
Purchases of investments:
Fixed maturities	(8,234)	(10,862)
Equity securities	(62)	(86)
Real estate investments	(95)	(57)
Other investments	(369)	(392)
Net sales (purchases) of short-term securities	(617)	456
Securities transactions in course of settlement	432	173
Acquisition, net of cash acquired	—	(4)
Other	(243)	(232)
Net cash used in investing activities	(2,047)	(1,759)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,125)	(1,100)
Treasury stock acquired — net employee share-based compensation	(47)	(51)
Dividends paid to shareholders	(633)	(611)
Payment of debt	(500)	(600)
Issuance of debt	492	591
Issuance of common stock — employee share options	206	117
Net cash used in financing activities	(1,607)	(1,654)
Effect of exchange rate changes on cash	(4)	(4)
Net increase in cash	135	15
Cash at beginning of year	373	344
Cash at end of period	$508	$359

Supplemental disclosure of cash flow information
Income taxes paid	$367	$244
Interest paid	$231	$225
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

2.    SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2019
Premiums	$3,882	$653	$2,644	$7,179
Net investment income	457	59	106	622
Fee income	114	—	7	121
Other revenues	39	7	22	68
Total segment revenues (1)	$4,492	$719	$2,779	$7,990
Segment income (1)	$179	$139	$131	$449

2018
Premiums	$3,743	$617	$2,522	$6,882
Net investment income	482	57	107	646
Fee income	103	—	6	109
Other revenues	33	5	17	55
Total segment revenues (1)	$4,361	$679	$2,652	$7,692
Segment income (1)	$410	$196	$153	$759

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2019
Premiums	$11,407	$1,891	$7,724	$21,022
Net investment income	1,365	173	314	1,852
Fee income	329	—	17	346
Other revenues	112	19	65	196
Total segment revenues (1)	$13,213	$2,083	$8,120	$23,416
Segment income (1)	$944	$451	$497	$1,892

2018
Premiums	$10,952	$1,800	$7,362	$20,114
Net investment income	1,368	172	304	1,844
Fee income	309	—	15	324
Other revenues	84	16	48	148
Total segment revenues (1)	$12,713	$1,988	$7,729	$22,430
Segment income (1)	$1,247	$573	$265	$2,085

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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$969	$988	$2,891	$2,932
Commercial automobile	672	611	1,947	1,760
Commercial property	496	466	1,429	1,357
General liability	594	558	1,746	1,614
Commercial multi-peril	872	850	2,568	2,477
Other	12	7	29	20
Total Domestic	3,615	3,480	10,610	10,160
International	267	263	797	792
Total Business Insurance	3,882	3,743	11,407	10,952
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	265	261	769	760
General liability	276	255	799	745
Other	54	50	159	146
Total Domestic	595	566	1,727	1,651
International	58	51	164	149
Total Bond & Specialty Insurance	653	617	1,891	1,800
Personal Insurance:
Domestic:
Automobile	1,344	1,297	3,962	3,783
Homeowners and Other	1,119	1,051	3,236	3,068
Total Domestic	2,463	2,348	7,198	6,851
International	181	174	526	511
Total Personal Insurance	2,644	2,522	7,724	7,362
Total earned premiums	7,179	6,882	21,022	20,114
Net investment income	622	646	1,852	1,844
Fee income	121	109	346	324
Other revenues	68	55	196	148
Total segment revenues	7,990	7,692	23,416	22,430
Other revenues	—	2	1	2
Net realized investment gains	23	29	101	54
Total revenues	$8,013	$7,723	$23,518	$22,486
Income reconciliation, net of tax
Total segment income	$449	$759	$1,892	$2,085
Interest Expense and Other (1)	(71)	(72)	(222)	(226)
Core income	378	687	1,670	1,859
Net realized investment gains	18	22	79	43
Net income	$396	$709	$1,749	$1,902
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $66 million and $68 million for the three months ended September 30, 2019 and 2018, respectively, and $206 million and $209 million for the nine months ended September 30, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2019	December 31, 2018
Asset reconciliation
Business Insurance	$83,876	$78,965
Bond & Specialty Insurance	8,708	8,693
Personal Insurance	16,945	15,943
Total assets by reportable segment	109,529	103,601
Other assets (1)	712	632
Total consolidated assets	$110,241	$104,233
 _________________________________________________________

(1)
The primary components of other assets at both September 30, 2019 and December 31, 2018 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,001	$20	$1	$2,020
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,418	881	2	16,297
Revenue	9,666	626	1	10,291
State general obligation	1,196	69	—	1,265
Pre-refunded	1,991	72	—	2,063
Total obligations of states, municipalities and political subdivisions	28,271	1,648	3	29,916
Debt securities issued by foreign governments	1,118	13	1	1,130
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,064	101	3	3,162
All other corporate bonds	30,518	1,238	25	31,731
Redeemable preferred stock	49	3	—	52
Total	$65,021	$3,023	$33	$68,011

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$4	$16	$2,064
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,473	219	120	14,572
Revenue	9,755	172	74	9,853
State general obligation	1,329	18	13	1,334
Pre-refunded	2,772	80	—	2,852
Total obligations of states, municipalities and political subdivisions	28,329	489	207	28,611
Debt securities issued by foreign governments	1,255	7	5	1,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,557	54	38	2,573
All other corporate bonds	29,307	156	583	28,880
Redeemable preferred stock	77	2	—	79
Total	$63,601	$712	$849	$63,464

Pre-refunded bonds of $2.06 billion and $2.85 billion at September 30, 2019 and December 31, 2018, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.80 billion and $3.19 billion during the nine months ended September 30, 2019 and 2018, respectively. Gross gains of $51 million and $47 million and gross losses of $6 million and $16 million were realized on those sales during the nine months ended September 30, 2019 and 2018, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at September 30, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$340	$36	$6	$370
Non-redeemable preferred stock	35	7	—	42
Total	$375	$43	$6	$412

				Fair
(at December 31, 2018, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$338	$2	$24	$316
Non-redeemable preferred stock	44	8	—	52
Total	$382	$10	$24	$368

For the nine months ended September 30, 2019, the Company recognized $49 million of net gains on equity securities still held as of September 30, 2019. For the nine months ended September 30, 2018, the Company recognized $5 million of net gains on equity securities still held as of September 30, 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report to determine whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at September 30, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$54	$—	$352	$1	$406	$1
Obligations of states, municipalities and political subdivisions	413	3	13	—	426	3
Debt securities issued by foreign governments	67	—	157	1	224	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	288	1	235	2	523	3
All other corporate bonds	818	8	985	17	1,803	25
Total fixed maturities	$1,640	$12	$1,742	$21	$3,382	$33

	Less than 12 months		12 months or longer		Total
(at December 31, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$484	$5	$1,011	$11	$1,495	$16
Obligations of states, municipalities and political subdivisions	5,241	82	3,298	125	8,539	207
Debt securities issued by foreign governments	96	—	328	5	424	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	593	9	1,070	29	1,663	38
All other corporate bonds	12,622	303	6,872	280	19,494	583
Total fixed maturities	$19,036	$399	$12,579	$450	$31,615	$849

At September 30, 2019, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $0 million for each of the three months ended September 30, 2019 and 2018, and $2 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

The cumulative amount of credit losses on fixed maturities held at September 30, 2019 and 2018 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet was $17 million and $54 million, respectively.  These credit losses represent less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months and nine months ended September 30, 2019 and 2018 compared to what was disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2019 and December 31, 2018.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $102 million and $82 million at September 30, 2019 and December 31, 2018, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $40 million and $104 million at September 30, 2019 and December 31, 2018, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at September 30, 2019 and December 31, 2018 was $7 million and $10 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at September 30, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,020	$2,020	$—	$—
Obligations of states, municipalities and political subdivisions	29,916	—	29,904	12
Debt securities issued by foreign governments	1,130	—	1,130	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,162	—	3,126	36
All other corporate bonds	31,731	19	31,618	94
Redeemable preferred stock	52	3	49	—
Total fixed maturities	68,011	2,042	65,827	142
Equity securities
Public common stock	370	370	—	—
Non-redeemable preferred stock	42	12	30	—
Total equity securities	412	382	30	—
Other investments	35	15	—	20
Total	$68,458	$2,439	$65,857	$162

Other liabilities	$7	$—	$—	$7

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2018, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,064	$2,064	$—	$—
Obligations of states, municipalities and political subdivisions	28,611	—	28,599	12
Debt securities issued by foreign governments	1,257	—	1,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,573	—	2,554	19
All other corporate bonds	28,880	—	28,725	155
Redeemable preferred stock	79	3	76	—
Total fixed maturities	63,464	2,067	61,211	186
Equity securities
Public common stock	316	316	—	—
Non-redeemable preferred stock	52	30	22	—
Total equity securities	368	346	22	—
Other investments	52	16	—	36
Total	$63,884	$2,429	$61,233	$222

Other liabilities	$10	$—	$—	$10

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2019 or the year ended December 31, 2018.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,597	$4,597	$965	$3,582	$50
Financial liabilities
Debt	$6,458	$8,129	$—	$8,129	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,985	$3,985	$632	$3,316	$37
Financial liabilities
Debt	$6,464	$7,128	$—	$7,128	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2019 or year ended December 31, 2018.

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

(in millions)	September 30, 2019	December 31, 2018
Business Insurance	$2,572	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	781	776
Other	26	26
Total	$3,929	$3,937

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$94	$18	$76
Contract-based (1)	204	177	27
Total subject to amortization	298	195	103
Not subject to amortization	226	—	226
Total	$524	$195	$329

(at December 31, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$98	$12	$86
Contract-based (1)	208	175	33
Total subject to amortization	306	187	119
Not subject to amortization	226	—	226
Total	$532	$187	$345
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Amortization expense of intangible assets was $4 million for each of the three months ended September 30, 2019 and 2018 and $12 million for each of the nine months ended September 30, 2019 and 2018.  Amortization expense for all intangible assets subject to amortization is estimated to be $4 million for the remainder of 2019, $14 million in 2020, $13 million in 2021, $12 million in 2022 and $12 million in 2023. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $1 million for the remainder of 2019, $5 million in 2020, $4 million in 2021, $3 million in 2022 and $3 million in 2023.

6.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2019	December 31, 2018
Property-casualty	$51,598	$50,653
Accident and health	14	15
Total	$51,612	$50,668

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2019	2018
Claims and claim adjustment expense reserves at beginning of year	$50,653	$49,633
Less reinsurance recoverables on unpaid losses	8,182	8,123
Net reserves at beginning of year	42,471	41,510

Estimated claims and claim adjustment expenses for claims arising in the current year	14,193	13,707
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	214	(255)
Total increases	14,407	13,452

Claims and claim adjustment expense payments for claims arising in:
Current year	5,174	5,112
Prior years	8,034	7,419
Total payments	13,208	12,531
Unrealized foreign exchange (gain) loss	12	(82)
Net reserves at end of period	43,682	42,349
Plus reinsurance recoverables on unpaid losses	7,916	8,066
Claims and claim adjustment expense reserves at end of period	$51,598	$50,415

Gross claims and claim adjustment expense reserves at September 30, 2019 increased by $945 million from December 31, 2018, primarily reflecting the impact of higher volumes of insured exposures, loss cost trends for the current accident year and net unfavorable prior year reserve development.

Reinsurance recoverables on unpaid losses at September 30, 2019 decreased by $266 million from December 31, 2018, primarily reflecting the impact of cash collections in the first nine months of 2019.

The Company continues to evaluate the estimated realizable value of its subrogation claims related to the 2017 and 2018 California wildfires and the impact of recent developments, including the Restructuring Support Agreement dated as of September 22, 2019 reflecting a proposed settlement of subrogation claims against Pacific Gas & Electric Company (PG&E) and the recent re-

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
6.    INSURANCE CLAIM RESERVES, Continued

organization proposals by various stakeholders in the PG&E bankruptcy. Due to the risks and uncertainties associated with the PG&E bankruptcy and other factors, the Company has not recognized a subrogation benefit related to these claims.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2019 and 2018, estimated claims and claim adjustment expenses incurred included $(214) million and $255 million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $(120) million and $350 million, respectively, of net favorable (unfavorable) prior year reserve development and $37 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2019 totaled $316 million, primarily driven by (i) a $220 million increase to asbestos reserves, and higher than expected loss experience in the segment's domestic operations in (ii) the general liability product line (excluding the increase to asbestos reserves) for both primary and excess coverages for multiple accident years and (iii) the commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the segment's domestic operations in the workers’ compensation product line for recent accident years. Net unfavorable prior year reserve development in the third quarter of 2018 totaled $56 million, primarily driven by (i) a $225 million increase to asbestos reserves and (ii) higher than expected loss experience in the segment's domestic operations in the commercial automobile product line for recent accident years, partially offset by (iii) better than expected loss experience in the segment's domestic operations in the workers’ compensation product line for multiple accident years.

Net unfavorable prior year reserve development in the first nine months of 2019 totaled $266 million, primarily driven by (i) higher than expected loss experience in the segment's domestic operations in the general liability product line (excluding increases to asbestos and environmental reserves) for primary and excess coverages for multiple accident years, including the impact for accident years 2009 and prior of the enactment of legislation by a number of states, which extended the statute of limitations for childhood sexual molestation claims, (ii) the $220 million increase to asbestos reserves, (iii) higher than expected loss experience in the segment's domestic operations in the commercial automobile product line for recent accident years, (iv) a $68 million increase to environmental reserves and (v) higher than expected loss experience in the segment's domestic operations in the commercial multi-peril product line for recent accident years, partially offset by better than expected loss experience in the segment's domestic operations in (vi) the workers’ compensation product line for multiple accident years and (vii) the commercial property product line for recent accident years. Net favorable prior year reserve development in the first nine months of 2018 totaled $94 million, primarily driven by better than expected loss experience in the segment's domestic operations in (i) the workers' compensation product line for multiple accident years and (ii) the commercial property product line for recent accident years, partially offset by (iii) a $225 million increase to asbestos reserves, (iv) higher than expected loss experience in the segment's domestic operations in the commercial automobile product line for recent accident years and (v) a $55 million increase to environmental reserves.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2019 totaled $3 million and $45 million, respectively, and net favorable prior year reserve development in the third quarter and first nine months of 2018 totaled $53 million and $177 million, respectively. Net favorable prior year reserve development in all periods was primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2019 totaled $19 million and $101 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2018 totaled $17 million and $79 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and nine months ended September 30, 2019.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 30, 2019	1,684	194	(852)	(820)	206

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	489	(2)	2	(68)	421
Amounts reclassified from AOCI, net of tax	(11)	—	9	—	(2)
Net OCI, current period	478	(2)	11	(68)	419
Balance, September 30, 2019	$2,162	$192	$(841)	$(888)	$625

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2018	$(306)	$193	$(873)	$(873)	$(1,859)

Other comprehensive income (OCI) before reclassifications, net of tax	2,502	(1)	2	(15)	2,488
Amounts reclassified from AOCI, net of tax	(34)	—	30	—	(4)
Net OCI, current period	2,468	$(1)	$32	$(15)	$2,484
Balance, September 30, 2019	$2,162	$192	$(841)	$(888)	$625

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$605	$(414)	$3,129	$(1,915)
Income tax expense (benefit)	127	(87)	661	(403)
Net of taxes	478	(327)	2,468	(1,512)

Having credit losses recognized in the consolidated statement of income	(3)	(11)	(2)	(25)
Income tax benefit	(1)	(3)	(1)	(6)
Net of taxes	(2)	(8)	(1)	(19)

Net changes in benefit plan assets and obligations	14	22	40	65
Income tax expense	3	5	8	14
Net of taxes	11	17	32	51

Net changes in unrealized foreign currency translation	(75)	—	(20)	(152)
Income tax benefit	(7)	(3)	(5)	(18)
Net of taxes	(68)	3	(15)	(134)

Total other comprehensive income (loss)	541	(403)	3,147	(2,027)
Total income tax expense (benefit)	122	(88)	663	(413)
Total other comprehensive income (loss), net of taxes	$419	$(315)	$2,484	$(1,614)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(14)	$(18)	$(43)	$(30)
Income tax expense (2)	(3)	(3)	(9)	(6)
Net of taxes	(11)	(15)	(34)	(24)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	4	9	15	26
General and administrative expenses (3)	8	13	23	39
Total	12	22	38	65
Income tax benefit (2)	3	5	8	14
Net of taxes	9	17	30	51

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	(2)	4	(5)	35
Total income tax (expense) benefit	—	2	(1)	8
Total reclassifications, net of taxes	$(2)	$2	$(4)	$27
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

Commercial Paper.  The Company had $100 million of commercial paper outstanding at both September 30, 2019 and December 31, 2018.

9.     COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2019, the Company repurchased 2.5 million and 8.0 million shares, respectively, under its share repurchase authorization, for a total cost of $375 million and $1.13 billion, respectively.  The average cost per share repurchased was $147.23 and $140.35, respectively.  In addition, the Company acquired 628 shares and 0.3 million shares for a total cost of $0.1 million and $47 million during the three months and nine months ended September 30, 2019, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At September 30, 2019, the Company had $2.16 billion of capacity remaining under its share repurchase authorization.

10.     EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018

Basic and Diluted
Net income, as reported	$396	$709	$1,749	$1,902
Participating share-based awards — allocated income	(3)	(5)	(12)	(14)
Net income available to common shareholders — basic and diluted	$393	$704	$1,737	$1,888

Common Shares
Basic
Weighted average shares outstanding	259.2	266.1	261.1	268.6

Diluted
Weighted average shares outstanding	259.2	266.1	261.1	268.6
Weighted average effects of dilutive securities — stock options and performance shares	2.6	2.3	2.3	2.5
Total	261.8	268.4	263.4	271.1

Net Income per Common Share
Basic	$1.52	$2.65	$6.65	$7.03
Diluted	$1.50	$2.62	$6.59	$6.97

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2019:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,001,876	$106.47	5.6 years	$253
Exercisable at end of period	4,039,266	$96.13	4.2 years	$212
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $32 million and $33 million for the three months ended September 30, 2019 and 2018, respectively, and $112 million and $110 million for the nine months ended September 30, 2019 and 2018, respectively. The related tax benefits recognized in the consolidated statement of income were $6 million for each of the three months ended September 30, 2019 and 2018, and $20 million for each of the nine months ended September 30, 2019 and 2018.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2019 was $169 million, which is expected to be recognized over a weighted-average period of 1.8 years.

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2019	2018	2019	2018

Net Periodic Benefit Cost:
Service cost	$30	$33	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$35	$32	$2	$1
Expected return on plan assets	(69)	(66)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	14	22	—	—
Total non-service cost (benefit)	(20)	(12)	1	—
Net periodic benefit cost	$10	$21	$1	$—

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2019 and 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2019	2018	2019	2018
Service Cost:
Claims and claim adjustment expenses	$13	$13	$—	$—
General and administrative expenses	17	20	—	—
Total service cost	30	33	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(9)	(4)	—	—
General and administrative expenses	(11)	(8)	1	—
Total non-service cost (benefit)	(20)	(12)	1	—
Net periodic benefit cost	$10	$21	$1	$—

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2019	2018	2019	2018

Net Periodic Benefit Cost:
Service cost	$89	$99	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	105	95	6	5
Expected return on plan assets	(206)	(198)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(3)	(3)
Net actuarial loss	42	68	—	—
Total non-service cost (benefit)	(60)	(36)	3	2
Net periodic benefit cost	$29	$63	$3	$2

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2019 and 2018.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2019	2018	2019	2018
Service Cost:
Claims and claim adjustment expenses	$37	$40	$—	$—
General and administrative expenses	52	59	—	—
Total service cost	89	99	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(25)	(14)	1	1
General and administrative expenses	(35)	(22)	2	1
Total non-service cost (benefit)	(60)	(36)	3	2
Net periodic benefit cost	$29	$63	$3	$2

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Lease cost
Operating leases	$23	$68
Short-term leases (1)	2	9
Lease expense	25	77
Less: sublease income (2)	—	—
Net lease cost	$25	$77

Other information on operating leases
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$27	$77
Right-of-use assets obtained in exchange for new lease liabilities	$14	$50
Weighted average discount rate	3.04%	3.04%
Weighted average remaining lease term in years	5.2 years	5.2 years
_________________________________________________________

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2019	$26
2020	106
2021	92
2022	70
2023	50
Thereafter	82
Total undiscounted lease payments	426
Less: present value adjustment	35
Operating lease liability	$391

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.55 billion and $1.60 billion at September 30, 2019 and December 31, 2018, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million at September 30, 2019.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $0 at September 30, 2019. The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2019, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2018 Annual Report.

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

unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at September 30, 2019.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,923	$2,256	$—	$—	$7,179
Net investment income	428	185	9	—	622
Fee income	120	1	—	—	121
Net realized investment gains (1)	7	16	—	—	23
Other revenues	36	32	—	—	68
Total revenues	5,514	2,490	9	—	8,013

Claims and expenses
Claims and claim adjustment expenses	3,555	1,675	—	—	5,230
Amortization of deferred acquisition costs	791	378	—	—	1,169
General and administrative expenses	752	341	5	—	1,098
Interest expense	12	—	72	—	84
Total claims and expenses	5,110	2,394	77	—	7,581
Income (loss) before income taxes	404	96	(68)	—	432
Income tax expense (benefit)	42	12	(18)	—	36
Net income of subsidiaries	—	—	446	(446)	—
Net income	$362	$84	$396	$(446)	$396
____________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the nine months ended September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$14,398	$6,624	$—	$—	$21,022
Net investment income	1,299	521	32	—	1,852
Fee income	345	1	—	—	346
Net realized investment gains (1)	43	37	21	—	101
Other revenues	105	92	—	—	197
Total revenues	16,190	7,275	53	—	23,518
Claims and expenses
Claims and claim adjustment expenses	9,827	4,666	—	—	14,493
Amortization of deferred acquisition costs	2,276	1,144	—	—	3,420
General and administrative expenses	2,242	1,023	15	—	3,280
Interest expense	36	—	225	—	261
Total claims and expenses	14,381	6,833	240	—	21,454
Income (loss) before income taxes	1,809	442	(187)	—	2,064
Income tax expense (benefit)	310	66	(61)	—	315
Net income of subsidiaries	—	—	1,875	(1,875)	—
Net income	$1,499	$376	$1,749	$(1,875)	$1,749
_________________________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$362	$84	$396	$(446)	$396

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	427	177	1	—	605
Having credit losses recognized in the consolidated statement of income	(3)	—	—	—	(3)
Net changes in benefit plan assets and obligations	—	2	12	—	14
Net changes in unrealized foreign currency translation	(33)	(42)	—	—	(75)
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	391	137	13	—	541
Income tax expense	85	37	—	—	122
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	306	100	13	—	419
Other comprehensive income of subsidiaries	—	—	406	(406)	—
Other comprehensive income	306	100	419	(406)	419
Comprehensive income	$668	$184	$815	$(852)	$815

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the nine months ended September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,499	$376	$1,749	$(1,875)	$1,749
Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,192	933	4	—	3,129
Having credit losses recognized in the consolidated statement of income	(2)	—	—	—	(2)
Net changes in benefit plan assets and obligations	—	2	38	—	40
Net changes in unrealized foreign currency translation	9	(29)	—	—	(20)
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	2,199	906	42	—	3,147
Income tax expense	460	197	6	—	663
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	1,739	709	36	—	2,484
Other comprehensive income of subsidiaries	—	—	2,448	(2,448)	—
Other comprehensive income	1,739	709	2,484	(2,448)	2,484
Comprehensive income	$3,238	$1,085	$4,233	$(4,323)	$4,233

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,021)	$46,887	$21,033	$91	$—	$68,011
Equity securities, at fair value (cost $375)	103	114	195	—	412
Real estate investments	1	962	—	—	963
Short-term securities	2,485	653	1,459	—	4,597
Other investments	2,682	754	1	—	3,437
Total investments	52,158	23,516	1,746	—	77,420
Cash	220	288	—	—	508
Investment income accrued	397	176	2	—	575
Premiums receivable	5,491	2,631	—	—	8,122
Reinsurance recoverables	6,416	1,746	—	—	8,162
Ceded unearned premiums	746	111	—	—	857
Deferred acquisition costs	2,133	188	—	—	2,321
Contractholder receivables	4,792	10	—	—	4,802
Goodwill	2,580	1,358	—	(9)	3,929
Other intangible assets	219	110	—	—	329
Investment in subsidiaries	—	—	29,665	(29,665)	—
Other assets	2,332	252	632	—	3,216
Total assets	$77,484	$30,386	$32,045	$(29,674)	$110,241

Liabilities
Claims and claim adjustment expense reserves	$35,445	$16,167	$—	$—	$51,612
Unearned premium reserves	10,412	4,500	—	—	14,912
Contractholder payables	4,792	10	—	—	4,802
Payables for reinsurance premiums	342	231	—	—	573
Deferred taxes	306	(147)	29	—	188
Debt	693	—	5,865	—	6,558
Other liabilities	4,497	956	536	—	5,989
Total liabilities	56,487	21,717	6,430	—	84,634

Shareholders’ equity
Common stock (1,750.0 shares authorized; 258.1 shares issued and outstanding)	—	584	23,432	(584)	23,432
Additional paid-in capital	11,634	7,046	—	(18,680)	—
Retained earnings	8,185	776	36,325	(8,969)	36,317
Accumulated other comprehensive income	1,178	263	625	(1,441)	625
Treasury stock, at cost (519.3 shares)	—	—	(34,767)	—	(34,767)
Total shareholders’ equity	20,997	8,669	25,615	(29,674)	25,607
Total liabilities and shareholders’ equity	$77,484	$30,386	$32,045	$(29,674)	$110,241

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

15.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,499	$376	$1,749	$(1,875)	$1,749
Net adjustments to reconcile net income to net cash provided by operating activities	1,502	604	(47)	(15)	2,044
Net cash provided by operating activities	3,001	980	1,702	(1,890)	3,793
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,404	1,482	9	—	4,895
Proceeds from sales of investments:
Fixed maturities	1,142	658	1	—	1,801
Equity securities	42	57	—	—	99
Other investments	261	85	—	—	346
Purchases of investments:
Fixed maturities	(5,551)	(2,670)	(13)	—	(8,234)
Equity securities	(1)	(57)	(4)	—	(62)
Real estate investments	—	(95)	—	—	(95)
Other investments	(323)	(46)	—	—	(369)
Net sales (purchases) of short-term securities	(630)	101	(88)	—	(617)
Securities transactions in course of settlement	312	120	—	—	432
Other	(239)	(4)	—	—	(243)
Net cash used in investing activities	(1,583)	(369)	(95)	—	(2,047)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,125)	—	(1,125)
Treasury stock acquired — net employee share-based compensation	—	—	(47)	—	(47)
Dividends paid to shareholders	—	—	(633)	—	(633)
Payment of debt	—	(32)	(500)	32	(500)
Issuance of debt	—	—	492	—	492
Issuance of common stock — employee share options	—	—	206	—	206
Dividends paid to parent company	(1,379)	(479)	—	1,858	—
Net cash used in financing activities	(1,379)	(511)	(1,607)	1,890	(1,607)
Effect of exchange rate changes on cash	—	(4)	—	—	(4)
Net increase in cash	39	96	—	—	135
Cash at beginning of year	181	192	—	—	373
Cash at end of period	$220	$288	$—	$—	$508
Supplemental disclosure of cash flow information
Income taxes paid (received)	$333	$118	$(84)	$—	$367
Interest paid	$40	$—	$191	$—	$231

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2019 Third Quarter Consolidated Results of Operations

•	Net income of $396 million, or $1.52 per share basic and $1.50 per share diluted

•	Net earned premiums of $7.18 billion

•	Catastrophe losses of $241 million ($190 million after-tax)

•	Net unfavorable prior year reserve development of $294 million ($232 million after-tax)

•	Combined ratio of 101.5%

•	Net investment income of $622 million ($528 million after-tax)

•	Operating cash flows of $2.00 billion

2019 Third Quarter Consolidated Financial Condition

•	Total investments of $77.42 billion; fixed maturities and short-term securities comprised 94% of total investments

•	Total assets of $110.24 billion

•	Total debt of $6.56 billion, resulting in a debt-to-total capital ratio of 20.4% (22.0% excluding net unrealized investment gains, net of tax)

•	Repurchased 2.5 million common shares for total cost of $375 million and paid $214 million of dividends to shareholders

•	Shareholders’ equity of $25.61 billion

•	Net unrealized investment gains of $2.99 billion ($2.35 billion after-tax)

•	Book value per common share of $99.21

•	Holding company liquidity of $1.51 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2019	2018	2019	2018

Revenues
Premiums	$7,179	$6,882	$21,022	$20,114
Net investment income	622	646	1,852	1,844
Fee income	121	109	346	324
Net realized investment gains	23	29	101	54
Other revenues	68	57	197	150
Total revenues	8,013	7,723	23,518	22,486

Claims and expenses
Claims and claim adjustment expenses	5,230	4,655	14,493	13,513
Amortization of deferred acquisition costs	1,169	1,117	3,420	3,259
General and administrative expenses	1,098	1,059	3,280	3,234
Interest expense	84	86	261	265
Total claims and expenses	7,581	6,917	21,454	20,271
Income before income taxes	432	806	2,064	2,215
Income tax expense	36	97	315	313
Net income	$396	$709	$1,749	$1,902

Net income per share
Basic	$1.52	$2.65	$6.65	$7.03
Diluted	$1.50	$2.62	$6.59	$6.97

Combined ratio
Loss and loss adjustment expense ratio	72.0%	66.9%	68.1%	66.5%
Underwriting expense ratio	29.5	29.7	29.8	30.3
Combined ratio	101.5%	96.6%	97.9%	96.8%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $1.50 in the third quarter of 2019 decreased by 43% from diluted net income per share of $2.62 in the same period of 2018.  Net income of $396 million in the third quarter of 2019 decreased by 44% from net income of $709 million in the same period of 2018.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development in the third quarter of 2019, versus net favorable prior year reserve development in the same period of 2018, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (iii) lower net investment income, partially offset by (iv) lower catastrophe losses. Catastrophe losses in the third quarters of 2019 and 2018 were $241 million and $264 million, respectively.  Net unfavorable prior year reserve development in the third quarter of 2019 was $294 million, compared with net favorable prior year reserve development of $14 million in the same period of 2018.  Underlying underwriting margins in each of the Company's business segments in the third quarter of 2019 were lower than in the same period of 2018. Income tax expense in the third quarter of 2019 was lower than in the same period of 2018, primarily reflecting the impacts of (i) the decrease in income before income taxes, partially offset by

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(ii) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, which provided a 35% tax benefit rather than a 21% tax benefit.

Diluted net income per share of $6.59 in the first nine months of 2019 decreased by 5% from diluted net income per share of $6.97 in the same period of 2018.  Net income of $1.75 billion in the first nine months of 2019 decreased by 8% from net income of $1.90 billion in the same period of 2018.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development in the first nine months of 2019, versus net favorable prior year reserve development in the same period of 2018 and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses and (iv) higher net realized investment gains. Catastrophe losses in the first nine months of 2019 and 2018 were $801 million and $1.11 billion, respectively.  Net unfavorable prior year reserve development in the first nine months of 2019 was $120 million, compared with net favorable prior year reserve development of $350 million in the same period of 2018. Underlying underwriting margins in each of the Company's business segments in the first nine months of 2019 were lower than in the same period of 2018. Income tax expense in the first nine months of 2019 was slightly higher than in the same period of 2018, primarily reflecting the impacts of (i) the reduction in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, largely offset by (ii) the decrease in income before income taxes.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and nine months ended September 30, 2019 and 2018, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2019 were $7.18 billion, $297 million or 4% higher than in the same period of 2018.  Earned premiums in the first nine months of 2019 were $21.02 billion, $908 million or 5% higher than in the same period of 2018. In Business Insurance, earned premiums in both the third quarter and first nine months of 2019 increased by 4% over the same periods of 2018.  In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2019 increased by 6% and 5%, respectively, over the same periods of 2018.  In Personal Insurance, earned premiums in both the third quarter and first nine months of 2019 increased by 5% over the same periods of 2018.  Factors contributing to the increases in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Average investments (1)	$74,910	$73,059	$74,475	$72,787
Pre-tax net investment income	622	646	1,852	1,844
After-tax net investment income	528	547	1,572	1,567
Average pre-tax yield (2)	3.3%	3.5%	3.3%	3.4%
Average after-tax yield (2)	2.8%	3.0%	2.8%	2.6%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2019 was $622 million, $24 million or 4% lower than in the same period of 2018.  Net investment income in the first nine months of 2019 was $1.85 billion, slightly higher than in the same period of 2018. Net investment income from fixed maturity investments in the third quarter and first nine months of 2019 was $520 million and $1.55

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

billion, respectively, $22 million and $77 million higher, respectively, than in the same periods of 2018. The increase in the third quarter of 2019 primarily resulted from a higher average level of fixed maturity investments and slightly higher interest rates. The increase in the first nine months of 2019 primarily resulted from a higher average level of fixed maturity investments and higher long-term interest rates. Net investment income from short-term securities in the third quarter and first nine months of 2019 was $26 million and $81 million, respectively, $1 million and $16 million higher, respectively, than in the same periods of 2018. The increase in the first nine months of 2019 primarily resulted from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the third quarter and first nine months of 2019 was $85 million and $256 million, $49 million and $85 million lower, respectively, than in the same periods of 2018, primarily resulting from lower returns from private equity limited partnerships and real estate partnerships.

Fee Income
Fee income in the third quarter and first nine months of 2019 was $121 million and $346 million, respectively, $12 million and $22 million higher, respectively, than in the same periods of 2018. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains
The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary impairment losses	$—	$—	$(2)	$(1)
Net realized investment gains on equity securities still held	4	2	49	5
Other net realized investment gains, including from sales	19	27	54	50
Total	$23	$29	$101	$54

Other Revenues
Other revenues in the third quarters and first nine months of 2019 and 2018 included installment premium charges and revenues from Simply Business.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2019 were $5.23 billion, $575 million or 12% higher than in the same period of 2018, primarily reflecting the impacts of (i) net unfavorable prior year reserve development in the third quarter of 2019, versus net favorable prior year reserve development in the same period of 2018, (ii) loss cost trends, (iii) higher loss estimates in the general liability product line for primary and excess coverages (including management liability) and in the commercial automobile product line, including the re-estimation of losses incurred in the first six months of 2019, (iv) higher business volumes and (v) higher non-catastrophe weather-related losses, partially offset by (vi) lower catastrophe losses and (vii) lower loss estimates in the workers' compensation product line, including the re-estimation of losses incurred in the first six months of 2019. Catastrophe losses in the third quarter of 2019 primarily resulted from wind and hail storms in several regions of the United States and Hurricane Dorian. Catastrophe losses in the third quarter of 2018 primarily resulted from Hurricane Florence, wind and hail storms in several regions of the United States and a wildfire in California.

Claims and claim adjustment expenses in the first nine months of 2019 were $14.49 billion, $980 million or 7% higher than in the same period of 2018, primarily reflecting the impacts of (i) net unfavorable prior year reserve development in the first nine months of 2019, versus net favorable prior year reserve development in the same period of 2018, (ii) loss cost trends, (iii) higher non-catastrophe weather-related losses, (iv) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages and (v) higher business volumes, partially offset by (vi) lower catastrophe losses, (vii) a lower level of domestic large losses and (viii) lower loss estimates in the workers' compensation product line. Catastrophe losses in the first nine months of 2019 and 2018 included the third quarter events described above, as well as winter storms and wind storms in several regions of the United States in the first half of 2019, and winter storms in the eastern United States, wind and hail storms in several regions of the United States and mudslides in California in the first half of 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2019 and 2018, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2019 and 2018 for significant catastrophes that occurred in 2018 and 2017, and the estimate of ultimate losses for those catastrophes at September 30, 2019 and December 31, 2018.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2019 ranged from approximately $19 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2018 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2019	2018	2019	2018	September 30, 2019	December 31, 2018
			'
2017
PCS Serial Number:
22 — Severe wind and hail storms	1	—	(1)	(2)	108	109
32 — Severe wind and hail storms	1	(2)	2	18	231	229
43 — Hurricane Harvey	(4)	2	(18)	(23)	212	230
44 — Hurricane Irma	(1)	(12)	(9)	(31)	150	159
48 — California wildfire — Tubbs fire	2	(2)	(4)	2	504	508

2018
PCS Serial Number:
15 — Winter storm	(1)	6	(5)	144	139	144
17 — Severe wind and hail storms	(1)	(8)	(4)	113	107	111
33 — Severe wind and hail storms	—	15	(2)	110	115	117
52 — Hurricane Florence	(5)	118	(15)	118	91	106
57 — Hurricane Michael	(3)	n/a	3	n/a	161	158
59 — California wildfire - Camp fire	4	n/a	2	n/a	336	334
60 — California wildfire - Woolsey fire	—	n/a	9	n/a	128	119

2019
PCS Serial Number:
33 — Severe wind storms	47	n/a	232	n/a	232	n/a
_________________________________________________________
n/a: not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2019 was $1.17 billion, $52 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first nine months of 2019 was $3.42 billion, $161 million or 5% higher than in the same period of 2018. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2019 were $1.10 billion, $39 million or 4% higher than in the same period of 2018. General and administrative expenses in the first nine months of 2019 were $3.28 billion, $46 million or 1% higher than in the same period of 2018. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the third quarter and first nine months of 2019 was $84 million and $261 million, respectively, compared with $86 million and $265 million, respectively, in the same periods of 2018.

Income Tax Expense
Income tax expense in the third quarter of 2019 was $36 million, $61 million or 63% lower than in the same period of 2018, primarily reflecting the impacts of (i) the $374 million decrease in income before income taxes in the third quarter of 2019, partially offset by (ii) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, which provided a 35% tax benefit rather than a 21% tax benefit. Income tax expense in the first nine months of 2019 was $315 million, $2 million or 1% higher than in the same period of 2018, primarily reflecting the impacts of (i) the reduction in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, largely offset by (ii) the $151 million decrease in income before income taxes in the first nine months of 2019.

The Company’s effective tax rate was 8% and 12% in the third quarters of 2019 and 2018, respectively.  The Company's effective tax rate was 15% and 14% in the first nine months of 2019 and 2018, respectively. The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 101.5% in the third quarter of 2019 was 4.9 points higher than the combined ratio of 96.6% in the same period of 2018.  The loss and loss adjustment expense ratio of 72.0% in the third quarter of 2019 was 5.1 points higher than the loss and loss adjustment expense ratio of 66.9% in the same period of 2018.  The underwriting expense ratio of 29.5% for the third quarter of 2019 was 0.2 points lower than the underwriting expense ratio of 29.7% in the same period of 2018.

Catastrophe losses in the third quarters of 2019 and 2018 accounted for 3.3 points and 3.8 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarter of 2019 accounted for 4.1 points of the combined ratio. Net favorable prior year reserve development in third quarter of 2018 provided 0.2 points of benefit to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2019 was 1.1 points higher than the 2018 ratio on the same basis, primarily reflecting the impact of (i) higher loss estimates in the general liability product line for primary and excess coverages (including management liability) and in the commercial automobile product line, including the re-estimation of losses incurred in the first six months of 2019, (ii) higher non-catastrophe weather-related losses and (iii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iv) lower loss estimates in the workers' compensation product line, including the re-estimation of losses incurred in the first six months of 2019.

The combined ratio of 97.9% in the first nine months of 2019 was 1.1 points higher than the combined ratio of 96.8% in the same period of 2018. The loss and loss adjustment expense ratio of 68.1% for the first nine months of 2019 was 1.6 points higher than the loss and loss adjustment expense ratio of 66.5% in the same period of 2018.  The underwriting expense ratio of 29.8% for the first nine months of 2019 was 0.5 points lower than the underwriting expense ratio of 30.3% in the same period of 2018.

Catastrophe losses in the first nine months of 2019 and 2018 accounted for 3.8 points and 5.5 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the first nine months of 2019 accounted for 0.6 points of the combined

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

ratio. Net favorable prior year reserve development in the first nine months of 2018 provided 1.7 points of benefit to the combined ratio.  The underlying combined ratio in the first nine months of 2019 was 0.5 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses and (ii) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages, partially offset by (iii) a lower level of domestic large losses and (iv) lower loss estimates in the workers' compensation product line.

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Business Insurance	$4,271	$3,992	$13,194	$12,501
Bond & Specialty Insurance	770	673	2,179	1,985
Personal Insurance	2,981	2,797	8,312	7,823
Total	$8,022	$7,462	$23,685	$22,309

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Business Insurance	$3,889	$3,648	$11,926	$11,423
Bond & Specialty Insurance	728	644	2,025	1,871
Personal Insurance	2,952	2,770	8,125	7,723
Total	$7,569	$7,062	$22,076	$21,017

Gross and net written premiums in third quarter and first nine months of 2019 reflected growth in all segments. Gross written premiums in the third quarter and first nine months of 2019 increased by 8% and 6%, respectively, over the same periods of 2018. Net written premiums in the third quarter and first nine months of 2019 increased by 7% and 5%, respectively, over the same periods of 2018. Net written premium growth in the first nine months of 2019 was impacted by ceded written premiums related to the new catastrophe reinsurance treaty entered into in the first quarter of 2019. Factors contributing to the increases in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$3,882	$3,743	$11,407	$10,952
Net investment income	457	482	1,365	1,368
Fee income	114	103	329	309
Other revenues	39	33	112	84
Total revenues	4,492	4,361	13,213	12,713

Total claims and expenses	4,319	3,911	12,136	11,279

Segment income before income taxes	173	450	1,077	1,434
Income tax expense (benefit)	(6)	40	133	187
Segment income	$179	$410	$944	$1,247

Loss and loss adjustment expense ratio	76.6%	69.6%	71.3%	67.4%
Underwriting expense ratio	30.4	31.0	30.8	31.6
Combined ratio	107.0%	100.6%	102.1%	99.0%

Overview
Segment income in the third quarter of 2019 was $179 million, $231 million or 56% lower than segment income of $410 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net unfavorable prior year reserve development, (ii) lower net investment income and (iii) slightly lower underlying underwriting margins, partially offset by (iv) lower catastrophe losses. Catastrophe losses in the third quarters of 2019 and 2018 were $116 million and $136 million, respectively.  Net unfavorable prior year reserve development in the third quarters of 2019 and 2018 was $316 million and $56 million, respectively. The slightly lower underlying underwriting margins primarily reflected the impacts of (i) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages, including the re-estimation of losses incurred in the first six months of 2019 and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) higher business volumes and (iv) lower loss estimates in the workers' compensation product line, including the re-estimation of losses incurred in the first six months of 2019. The income tax benefit in the third quarter of 2019 was $(6) million, compared with income tax expense of $40 million in the same period of 2018, primarily reflecting the impacts of (i) the decrease in income before income taxes, partially offset by (ii) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018.

Segment income in the first nine months of 2019 was $944 million, $303 million or 24% lower than segment income of $1.25 billion in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development in the first nine months of 2019, versus net favorable prior year reserve development in the same period of 2018 and (ii) slightly lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses. Catastrophe losses in the first nine months of 2019 and 2018 were $422 million and $442 million, respectively.  Net unfavorable prior year reserve development in the first nine months of 2019 was $266 million. Net favorable prior year reserve development in the first nine months of 2018 was $94 million. The slightly lower underlying underwriting margins primarily reflected the impacts of (i) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) higher business volumes, (iv) a lower level of domestic large losses and (v) lower loss estimates in the workers' compensation product line. Income tax expense in the first nine months of 2019 was lower than in the same period of 2018, primarily reflecting the impacts of (i) the decrease in income before income taxes, partially offset by (ii) the reduction

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2019 were $3.88 billion, $139 million or 4% higher than in the same period of 2018. Earned premiums in the first nine months of 2019 were $11.41 billion, $455 million or 4% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increases in earned premiums in both periods of 2019 were reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in the third quarter of 2019 was $457 million, $25 million or 5% lower than in the same period of 2018.   Net investment income in the first nine months of 2019 was $1.37 billion, comparable with the same period of 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2019 compared with the same periods of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the third quarter of 2019 was $114 million, $11 million or 11% higher than in the same period of 2018. Fee income in the first nine months of 2019 was $329 million, $20 million or 6% higher than in the same period of 2018. The increases in both periods of 2019 reflected higher claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the third quarters and first nine months of both 2019 and 2018 included installment premium charges and other policyholder service charges, as well as revenues from Simply Business.  Other revenues in the third quarter of 2019 were $39 million, $6 million or 18% higher than in the same period of 2018. Other revenues in the first nine months of 2019 were $112 million, $28 million or 33% higher than in the same period of 2018. The increases in both periods of 2019 primarily resulted from Simply Business revenue growth.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2019 were $3.03 billion, $375 million or 14% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher net unfavorable prior year reserve development, (ii) loss cost trends, (iii) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages, including the re-estimation of losses incurred in the first six months of 2019 and (iv) higher business volumes, partially offset by (v) lower loss estimates in the workers' compensation product line, including the re-estimation of losses incurred in the first six months of 2019 and (vi) lower catastrophe losses

Claims and claim adjustment expenses in the first nine months of 2019 were $8.29 billion, $765 million or 10% higher than in the same period of 2018, primarily reflecting the impacts of (i) net unfavorable prior year reserve development in the first nine months of 2019, versus net favorable prior year reserve development in the same period of 2018, (ii) loss cost trends, (iii) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages and (iv) higher business volumes, partially offset by (v) a lower level of domestic large losses, (vi) lower loss estimates in the workers' compensation product line and (vii) lower catastrophe losses

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2019 was $634 million, $24 million or 4% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first nine months of 2019 was $1.87 billion, $89 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2019 were $657 million, $9 million or 1% higher than in the same period of 2018. General and administrative expenses in the first nine months of 2019 were $1.98 billion, comparable with the same period of 2018.

Income Tax Expense (Benefit)
The income tax benefit in the third quarter of 2019 was $(6) million, compared with income tax expense of $40 million in the same period of 2018, primarily reflecting the impacts of (i) the $277 million decrease in income before income taxes, partially offset by (ii) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018. Income tax in the first nine months of 2019 was $133 million, $54 million or 29% lower than in the same period of 2018, primarily reflecting the impacts of (i) the $357 million decrease in income before income taxes, partially offset by (ii) the reduction in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018.

Combined Ratio

The combined ratio of 107.0% in the third quarter of 2019 was 6.4 points higher than the combined ratio of 100.6% in the same period of 2018.  The loss and loss adjustment expense ratio of 76.6% in the third quarter of 2019 was 7.0 points higher than the loss and loss adjustment expense ratio of 69.6% in the same period of 2018. The underwriting expense ratio of 30.4% for the third quarter of 2019 was 0.6 points lower than the underwriting expense ratio of 31.0% in the same period of 2018.

Catastrophe losses in the third quarters of 2019 and 2018 accounted for 3.0 points and 3.7 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2019 and 2018 accounted for 8.1 points and 1.5 points of the combined ratio, respectively. The underlying combined ratio in the third quarter of 2019 was 0.5 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages, including the re-estimation of losses incurred in the first six months of 2019 and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) lower loss estimates in the workers' compensation product line, including the re-estimation of losses incurred in the first six months of 2019 and (iv) a lower underwriting expense ratio.

The combined ratio of 102.1% in the first nine months of 2019 was 3.1 points higher than the combined ratio of 99.0% in the same period of 2018. The loss and loss adjustment expense ratio of 71.3% in the first nine months of 2019 was 3.9 points higher than the loss and loss adjustment expense ratio of 67.4% in the same period of 2018.  The underwriting expense ratio of 30.8% for the first nine months of 2019 was 0.8 points lower than the underwriting expense ratio of 31.6% in the same period of 2018.

Catastrophe losses in the first nine months of 2019 and 2018 accounted for 3.7 points and 4.1 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2019 accounted for 2.3 points of the combined ratio. Net favorable prior year reserve development in the first nine months of 2018 provided 0.9 points of benefit to the combined ratio.  The underlying combined ratio in the first nine months of 2019 was 0.3 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates in the commercial automobile product line and in the general liability product line for primary and excess coverages and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) a lower level of domestic large losses, (iv) lower loss estimates in the workers' compensation product line and (v) a lower underwriting expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Domestic:
Select Accounts	$698	$668	$2,270	$2,181
Middle Market	2,271	2,125	6,946	6,560
National Accounts	377	359	1,211	1,220
National Property and Other	675	580	1,811	1,586
Total Domestic	4,021	3,732	12,238	11,547
International	250	260	956	954
Total Business Insurance	$4,271	$3,992	$13,194	$12,501

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Domestic:
Select Accounts	$695	$666	$2,236	$2,168
Middle Market	2,150	2,032	6,569	6,279
National Accounts	273	238	800	778
National Property and Other	553	485	1,528	1,383
Total Domestic	3,671	3,421	11,133	10,608
International	218	227	793	815
Total Business Insurance	$3,889	$3,648	$11,926	$11,423

Gross written premiums in the third quarter and first nine months of 2019 increased by 7% and 6%, respectively, over the same periods of 2018. Net written premiums in the third quarter and first nine months of 2019 increased by 7% and 4%, respectively, over the same periods of 2018. Net written premium growth in the first nine months of 2019 was impacted by the Company's new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Select Accounts.  Net written premiums of $695 million in the third quarter of 2019 increased by 4% over the same period of 2018. Net written premiums of $2.24 billion in the first nine months of 2019 increased by 3% over the same period of 2018. Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive and were higher than in the same periods of 2018.  New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

Middle Market.  Net written premiums of $2.15 billion in the third quarter of 2019 increased by 6% over the same period of 2018.  Net written premiums of $6.57 billion in the first nine months of 2019 increased by 5% over the same period of 2018. Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive and were higher than in the same periods of 2018.  New business premiums in the third quarter of 2019 increased over the same period of 2018. New business premiums in the first nine months of 2019 decreased from the same period of 2018.

National Accounts.  Net written premiums of $273 million in the third quarter of 2019 increased by 15% over the same period of 2018.  Net written premiums of $800 million in the first nine months of 2019 increased by 3% over the same period of 2018. Net written premiums in the third quarter and first nine months of 2019 included a benefit related to a transaction to close out prior

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

year liabilities with a former customer. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter of 2019 were positive and higher than in the same period of 2018. Renewal premium changes in the first nine months of 2019 were slightly positive but lower than in the same period of 2018. New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

National Property and Other.  Net written premiums of $553 million in the third quarter of 2019 increased by 14% over the same period of 2018.  Net written premiums of $1.53 billion in the first nine months of 2019 increased by 10% over the same period of 2018. Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive and were higher than in the same periods of 2018. New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

International.  Net written premiums of $218 million in the third quarter of 2019 decreased by 4% from the same period of 2018. Net written premiums of $793 million in the first nine months of 2019 decreased by 3% from the same period of 2018. The decreases in the third quarter and first nine months of 2019 were primarily driven by the impact of changes in foreign currency exchange rates, as well as decreases in the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$653	$617	$1,891	$1,800
Net investment income	59	57	173	172
Other revenues	7	5	19	16
Total revenues	719	679	2,083	1,988

Total claims and expenses	550	435	1,521	1,277

Segment income before income taxes	169	244	562	711
Income tax expense	30	48	111	138
Segment income	$139	$196	$451	$573

Loss and loss adjustment expense ratio	45.7%	33.1%	42.2%	32.8%
Underwriting expense ratio	37.6	37.1	37.6	37.6
Combined ratio	83.3%	70.2%	79.8%	70.4%

Overview
Segment income in the third quarter of 2019 was $139 million, $57 million or 29% lower than segment income of $196 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins. Net favorable prior year reserve development in the third quarters of 2019 and 2018 was $3 million and $53 million, respectively.  Catastrophe losses in the third quarters of 2019 and 2018 were $1 million and $4 million, respectively. The lower underlying underwriting margins primarily reflected modestly higher loss estimates in the domestic general liability product line for management liability coverages, including the re-estimation of losses incurred in the first six months of 2019, compared with lower loss estimates for those coverages in the same period of 2018.  Income tax expense in the third quarter of 2019 was lower than in the same period of 2018, primarily reflecting the impact of the decrease in segment income before income taxes.

Segment income in the first nine months of 2019 was $451 million, $122 million or 21% lower than segment income of $573 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins. Net favorable prior

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

year reserve development in the first nine months of 2019 and 2018 was $45 million and $177 million, respectively.  Catastrophe losses in the first nine months of 2019 and 2018 were $4 million and $9 million, respectively.  The lower underlying underwriting margins primarily reflected modestly higher loss estimates in the domestic general liability product line for management liability coverages, compared with lower loss estimates for those coverages in the same period of 2018. Income tax expense in the first nine months of 2019 was lower than in the same period of 2018, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2019 were $653 million, $36 million or 6% higher than in the same period of 2018. Earned premiums in the first nine months of 2019 were $1.89 billion, $91 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2019 was $59 million, $2 million or 4% higher than in the same period of 2018. Net investment income in the first nine months of 2019 was $173 million, 1% higher than in the same period of 2018. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2019 compared with the same periods of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2019 were $303 million, $98 million or 48% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) modestly higher loss estimates in the domestic general liability product line for management liability coverages, including the re-estimation of losses for the first six months of 2019, compared with lower loss estimates for those coverages in the same period of 2018.

Claims and claim adjustment expenses in the first nine months of 2019 were $807 million, $211 million or 35% higher than in the same period of 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) modestly higher loss estimates in the domestic general liability product line for management liability coverages, compared with lower loss estimates for those coverages in the same period of 2018.

Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2019 was $123 million, $6 million or 5% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first nine months of 2019 was $353 million, $16 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2019 were $124 million, $11 million or 10% higher than in the same period of 2018. General and administrative expenses in the first nine months of 2019 were $361 million, $17 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the impact of higher business volumes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the third quarter of 2019 was $30 million, $18 million or 38% lower than in the same period of 2018, primarily reflecting the impact of the $75 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2019 was $111 million, $27 million or 20% lower than in the same period of 2018, primarily reflecting the impact of the $149 million decrease in segment income before income taxes.

Combined Ratio

The combined ratio of 83.3% in the third quarter of 2019 was 13.1 points higher than the combined ratio of 70.2% in the same period of 2018.  The loss and loss adjustment expense ratio of 45.7% in the third quarter of 2019 was 12.6 points higher than the loss and loss adjustment expense ratio of 33.1% in the same period of 2018. The underwriting expense ratio of 37.6% in the third quarter of 2019 was 0.5 points higher than the underwriting expense ratio of 37.1% in the same period of 2018.

Net favorable prior year reserve development in the third quarters of 2019 and 2018 provided 0.5 points and 8.7 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the third quarters of 2019 and 2018 accounted for 0.2 points and 0.6 points, respectively, of the combined ratio.  The underlying combined ratio in the third quarter of 2019 was 5.3 points higher than the 2018 ratio on the same basis, primarily reflecting the impact of modestly higher loss estimates in the domestic general liability product line for management liability coverages, including the re-estimation of losses for the first six months of 2019, compared with lower loss estimates for those coverages in the same period of 2018.

The combined ratio of 79.8% in the first nine months of 2019 was 9.4 points higher than the combined ratio of 70.4% in the same period of 2018. The loss and loss adjustment expense ratio of 42.2% in the first nine months of 2019 was 9.4 points higher than the loss and loss adjustment expense ratio of 32.8% in the same period of 2018.  The underwriting expense ratio of 37.6% in the first nine months of 2019 was level with the underwriting expense ratio in the same period of 2018.

Net favorable prior year reserve development in the first nine months of 2019 and 2018 provided 2.3 points and 9.9 points of benefit, respectively, to the combined ratio.  Catastrophe losses in the first nine months of 2019 and 2018 accounted for 0.2 points and 0.5 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2019 was 2.1 points higher than the 2018 ratio on the same basis, primarily reflecting the impact of modestly higher loss estimates in the domestic general liability product line for management liability coverages, compared with lower loss estimates for those coverages in the same period of 2018.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Domestic:
Management Liability	$455	$398	$1,276	$1,140
Surety	242	226	715	684
Total Domestic	697	624	1,991	1,824
International	73	49	188	161
Total Bond & Specialty Insurance	$770	$673	$2,179	$1,985

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Domestic:
Management Liability	$424	$379	$1,194	$1,089
Surety	232	217	660	637
Total Domestic	656	596	1,854	1,726
International	72	48	171	145
Total Bond & Specialty Insurance	$728	$644	$2,025	$1,871

Gross and net written premiums in the third quarter of 2019 increased by 14% and 13%, respectively, over the same period of 2018. Gross written premiums in the first nine months of 2019 increased by 10% over the same period of 2018. Net written premiums increased at a lower rate of 8% in the first nine months of 2019, reflecting higher ceded written premiums for several reinsurance treaties, including those related to the new catastrophe reinsurance treaty.

Domestic.  Net written premiums of $656 million and $1.85 billion in the third quarter and first nine months of 2019, respectively, increased by 10% and 7%, respectively, over the same periods of 2018.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive and were higher than in the same periods of 2018. New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

International.  Net written premiums of $72 million and $171 million in the third quarter and first nine months of 2019, respectively, increased by 50% and 18%, respectively, over the same periods of 2018. The increases in both periods of 2019 were primarily driven by increases in the United Kingdom and Canada, partially offset by the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018

Revenues
Earned premiums	$2,644	$2,522	$7,724	$7,362
Net investment income	106	107	314	304
Fee income	7	6	17	15
Other revenues	22	17	65	48
Total revenues	2,779	2,652	8,120	7,729

Total claims and expenses	2,620	2,477	7,512	7,426

Segment income before income taxes	159	175	608	303
Income tax expense	28	22	111	38
Segment income	$131	$153	$497	$265

Loss and loss adjustment expense ratio	71.8%	71.2%	69.8%	73.2%
Underwriting expense ratio	26.2	26.0	26.4	26.7
Combined ratio	98.0%	97.2%	96.2%	99.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the third quarter of 2019 was $131 million, $22 million or 14% lower than segment income of $153 million in the same period of 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower underlying underwriting margins. Catastrophe losses in each of the third quarters of 2019 and 2018 were $124 million.  Net favorable prior year reserve development in the third quarters of 2019 and 2018 was $19 million and $17 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) higher business volumes and (iv) lower other loss activity. Income tax expense in the third quarter of 2019 was higher than in the same period of 2018, primarily reflecting the impacts of (i) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, partially offset by (ii) the decrease in segment income before income taxes.

Segment income in the first nine months of 2019 was $497 million, $232 million or 88% higher than segment income of $265 million in the same period of 2018. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower underlying underwriting margins. Catastrophe losses in the first nine months of 2019 and 2018 were $375 million and $655 million, respectively.  Net favorable prior year reserve development in the first nine months of 2019 and 2018 was $101 million and $79 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) higher business volumes, (iv) earned pricing that exceeded loss cost trends in Agency Automobile and (v) lower other loss activity. Income tax expense in the first nine months of 2019 was higher than in the same period of 2018, primarily reflecting the impacts of (i) the increase in segment income before income taxes and (ii) the reduction in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2019 were $2.64 billion, $122 million or 5% higher than in the same period of 2018.  Earned premiums in the first nine months of 2019 were $7.72 billion, $362 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the increase in net written premiums over the preceding twelve months. The increases in earned premiums in both periods of 2019 were reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in the third quarter of 2019 was $106 million, $1 million or 1% lower than in the same period of 2018. Net investment income in the first nine months of 2019 was $314 million, $10 million or 3% higher than in the same period of 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2019 compared with the same periods of 2018.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the third quarters and first nine months of 2019 and 2018 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2019 were $1.90 billion, $102 million or 6% higher than in the same period of 2018, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other, (ii) higher business volumes and (iii) loss cost trends, partially offset by (iv) lower other loss activity.

Claims and claim adjustment expenses in the first nine months of 2019 were $5.39 billion, comparable with the same period of 2018, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other, (ii)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

higher business volumes and (iii) loss cost trends, largely offset by (iv) lower catastrophe losses, (v) lower other loss activity and (vi) higher net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2019 and 2018 are discussed in more detail in note 6 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2019 was $412 million, $22 million or 6% higher than in the same period of 2018.  Amortization of deferred acquisition costs in the first nine months of 2019 was $1.20 billion, $56 million or 5% higher than in the same period of 2018. The increases in both periods of 2019 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2019 were $309 million, $19 million or 7% higher than in the same period of 2018. General and administrative expenses in the first nine months of 2019 were $920 million, $26 million or 3% higher than in the same period of 2018. The increases in both periods of 2019 primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the third quarter of 2019 was $28 million, $6 million or 27% higher than in same period of 2018, primarily reflecting the impacts of (i) the reduction in income tax expense in the third quarter of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018, partially offset by (ii) the $16 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2019 was $111 million, $73 million higher than in the same period of 2018, primarily reflecting the impacts of (i) the $305 million increase in segment income before income taxes and (ii) the reduction in income tax expense in the first nine months of 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in the third quarter of 2018.

Combined Ratio

The combined ratio of 98.0% in the third quarter of 2019 was 0.8 points higher than the combined ratio of 97.2% in the same period of 2018.  The loss and loss adjustment expense ratio of 71.8% in the third quarter of 2019 was 0.6 points higher than the loss and loss adjustment expense ratio of 71.2% in the same period of 2018.  The underwriting expense ratio of 26.2% for the third quarter of 2019 was 0.2 points higher than the underwriting expense ratio of 26.0% in the same period of 2018.

Catastrophe losses in the third quarters of 2019 and 2018 accounted for 4.7 points and 4.9 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2019 and 2018 provided 0.7 points and 0.6 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2019 was 1.1 points higher than the 2018 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) lower other loss activity.

The combined ratio of 96.2% in the first nine months of 2019 was 3.7 points lower than the combined ratio of 99.9% in the same period of 2018. The loss and loss adjustment expense ratio of 69.8% in the first nine months of 2019 was 3.4 points lower than the loss and loss adjustment expense ratio of 73.2% in the same period of 2018.  The underwriting expense ratio of 26.4% in the first nine months of 2019 was 0.3 points lower than the underwriting expense ratio of 26.7% in the same period of 2018.

Catastrophe losses in the first nine months of 2019 and 2018 accounted for 4.9 points and 8.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2019 and 2018 provided 1.3 points and 1.1 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2019 was 0.5 points higher than the 2018 ratio on the same basis, primarily reflecting (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) earned pricing that exceeded loss cost trends in Agency Automobile and (iv) lower other loss activity.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Domestic:
Agency:
Automobile	$1,352	$1,310	$3,896	$3,767
Homeowners and Other	1,316	1,180	3,538	3,201
Total Agency	2,668	2,490	7,434	6,968
Direct-to-Consumer	115	109	316	300
Total Domestic	2,783	2,599	7,750	7,268
International	198	198	562	555
Total Personal Insurance	$2,981	$2,797	$8,312	$7,823

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018

Domestic:
Agency:
Automobile	$1,347	$1,305	$3,871	$3,746
Homeowners and Other	1,300	1,168	3,395	3,137
Total Agency	2,647	2,473	7,266	6,883
Direct-to-Consumer	115	108	313	299
Total Domestic	2,762	2,581	7,579	7,182
International	190	189	546	541
Total Personal Insurance	$2,952	$2,770	$8,125	$7,723

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the third quarter of 2019 both increased by 7% over the same period of 2018. Domestic Agency gross written premiums in the first nine months of 2019 increased by 7% over the same period of 2018. Domestic Agency net written premiums increased at a lower rate of 6% in the first nine months of 2019, primarily reflecting the impact of the new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Domestic Agency Automobile net written premiums of $1.35 billion and $3.87 billion in the third quarter and first nine months of 2019, respectively, both increased by 3% over the same periods of 2018.  Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive but were lower than in the same periods of 2018.  New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

Domestic Agency Homeowners and Other net written premiums of $1.30 billion and $3.40 billion in the third quarter and first nine months of 2019, respectively, increased by 11% and 8%, respectively, over the same periods of 2018.  Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in the third quarter and first nine months of 2019.  Renewal premium changes in the third quarter and first nine months of 2019 remained positive and were higher than in the same periods of 2018.  New business premiums in the third quarter and first nine months of 2019 increased over the same periods of 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its Domestic Agency business, the Personal Insurance segment had approximately 7.5 million and 7.1 million active policies at September 30, 2019 and 2018, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $115 million and $313 million in the third quarter and first nine months of 2019, respectively, increased by 6% and 5%, respectively, over the same periods of 2018, primarily reflecting growth in homeowners and other. Net written premiums in the first nine months of 2019 were reduced by the new catastrophe reinsurance treaty.

International net written premiums of $190 million and $546 million in the third quarter and first nine months of 2019, respectively, both increased by 1% over the same periods of 2018, primarily driven by growth in automobile net written premiums, largely offset by the impact of changes in foreign currency exchange rates.

For its international and direct-to-consumer business, Personal Insurance had approximately 889,000 and 904,000 active policies at September 30, 2019 and 2018, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income (loss)	$(71)	$(72)	$(222)	$(226)

The Income (loss) for Interest Expense and Other in the third quarters of 2019 and 2018 was $(71) million and $(72) million, respectively.  Pre-tax interest expense in the third quarters of 2019 and 2018 was $84 million and $86 million respectively. After-tax interest expense in the third quarters of 2019 and 2018 was $66 million and $68 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2019 and 2018 was $(222) million and $(226) million, respectively. Pre-tax interest expense in the first nine months of 2019 and 2018 was $261 million and $265 million, respectively. After-tax interest expense in the first nine months of 2019 and 2018 was $206 million and $209 million, respectively.

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

In the third quarter of 2019, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:

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

In the home office and field office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders with open asbestos claims and net asbestos-related payments declined slightly when compared to 2018. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2019 and 2018 resulted in $220 million and $225 million increases, respectively, in the Company's net asbestos reserves. In both 2019 and 2018, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the home office and field office category. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment surrounding mesothelioma claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net asbestos paid loss and loss expenses in the first nine months of 2019 and 2018 were $150 million and $161 million, respectively. Net asbestos reserves were $1.35 billion at both September 30, 2019 and September 30, 2018.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2019	2018
Beginning reserves:
Gross	$1,608	$1,538
Ceded	(327)	(257)
Net	1,281	1,281

Incurred losses and loss expenses:
Gross	268	343
Ceded	(48)	(118)
Net	220	225

Paid loss and loss expenses:
Gross	191	200
Ceded	(41)	(39)
Net	150	161

Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—

Ending reserves:
Gross	1,685	1,681
Ceded	(334)	(336)
Net	$1,351	$1,345
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
The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $68 million and $55 million in the first nine months of 2019 and 2018, respectively.

Net environmental paid loss and loss expenses in the first nine months of 2019 and 2018 were $57 million and $43 million, respectively. At September 30, 2019, approximately 95% of the net environmental reserve (approximately $327 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 5% of the net environmental reserve (approximately $18 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2019	2018
Beginning reserves:
Gross	$358	$373
Ceded	(24)	(13)
Net	334	360

Incurred losses and loss expenses:
Gross	75	71
Ceded	(7)	(16)
Net	68	55

Paid loss and loss expenses:
Gross	58	47
Ceded	(1)	(4)
Net	57	43

Foreign exchange and other:
Gross	(1)	—
Ceded	1	—
Net	—	—

Ending reserves:
Gross	374	397
Ceded	(29)	(25)
Net	$345	$372

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2019 were $77.42 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2019 was $68.01 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2019 and December 31, 2018.  Below investment grade securities represented 2.2% and 2.3% of the total fixed maturity investment portfolio at September 30, 2019 and December 31, 2018, respectively. The weighted average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at September 30, 2019 and 4.5 (4.7 excluding short-term securities) at December 31, 2018.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2019 and December 31, 2018 included $29.92 billion and $28.61 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2019 and December 31, 2018 were $2.06 billion and $2.85 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both September 30, 2019 and December 31, 2018.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2019 and December 31, 2018 included $3.16 billion and $2.57 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2019 and December 31, 2018 were $1.43 billion and $859 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.73 billion and $1.71 billion at September 30, 2019 and December 31, 2018, respectively. Approximately 52% of the Company’s CMO holdings at both September 30, 2019 and December 31, 2018 were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $838 million and $828 million of non-guaranteed CMO holdings at both September 30, 2019 and December 31, 2018 was "Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both September 30, 2019 and December 31, 2018.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2018 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2018 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At September 30, 2019 and December 31, 2018, the carrying value of the Company’s other investments was $3.44 billion and $3.56 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company's normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the "Catastrophe Reinsurance" section of "Part I - Item 1 - Business" in the Company's 2018 Annual Report, and the changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2018 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2019	December 31, 2018
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,392	$3,485
Allowance for uncollectible reinsurance	(94)	(110)
Net reinsurance recoverables	3,298	3,375
Mandatory pools and associations	1,915	2,005
Structured settlements	2,949	2,990
Total reinsurance recoverables	$8,162	$8,370

Net reinsurance recoverables at September 30, 2019 decreased by $77 million from December 31, 2018, primarily reflecting the impacts of cash collections in the first nine months of 2019.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards over the next four quarters. In Business Insurance, the Company expects that domestic renewal premium changes over the next four quarters will remain positive and on average will be higher than the average

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

level attained in the same period of 2018 and 2019. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business over the next four quarters will remain positive and on average will be higher than the average level attained in the same period of 2018 and 2019. In Personal Insurance, the Company expects that domestic Agency Automobile renewal premium changes over the next four quarters will remain positive but on average will be lower than the average level attained in the same period of 2018 and 2019. The Company expects that domestic Agency Homeowners and Other renewal premium changes over the next four quarters will remain positive and on average will be higher than the average level attained in the same period of 2018 and 2019. The need for state regulatory approval for changes to personal and many commercial property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.  With regard to the Company's international business, the Company expects that renewal premium changes over the next four quarters will remain positive and on average will be higher than the average level attained in the same period of 2018 and 2019. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes can be more volatile and therefore difficult to predict.

Property and casualty insurance market conditions are expected to remain competitive over the next four quarters for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

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

For a number of years, the Company’s results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience. As a result of net unfavorable prior year reserve development recognized in the third quarter of 2019, the Company recognized net unfavorable prior year reserve development for the nine months ended September 30, 2019. Given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

It is possible that changes in economic conditions could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I-Item 1A-Risk Factors-

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2018 Annual Report.

In Business Insurance, the Company expects that for the fourth quarter of 2019, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in the same period of 2018, reflecting the timing impact of higher loss estimates in the commercial automobile product line that were recognized in the fourth quarter of 2018. The Company expects that for the first three quarters of 2020 in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in the same period of 2019, assuming the anticipated impacts of earned pricing in excess of loss cost trends and improved results in the Company's international business.

In Bond & Specialty Insurance, the Company expects that for the fourth quarter of 2019, the underlying underwriting margin will be slightly lower, and the underlying combined ratio will be higher, than in the same period of 2018, primarily due to modestly higher loss estimates in the domestic general liability product line for management liability coverages. The Company expects that for the first three quarters of 2020 in the aggregate, the underlying underwriting margin will be broadly consistent with the same period of 2019 and the underlying combined ratio will be slightly higher than in the same period of 2019.

In Personal Insurance, the Company expects that for the fourth quarter of 2019, the underlying underwriting margin will be slightly higher, and the underlying combined ratio will be slightly lower, than in the same period of 2018, assuming lower levels of non-catastrophe weather-related losses. The Company expects that for the first three quarters of 2020 in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in the same period of 2019, assuming lower levels of non-catastrophe weather-related losses. In Agency Automobile, the Company expects that for the fourth quarter of 2019, the underlying underwriting margin will be lower, and the underlying combined ratio will be higher, than in the same period of 2018 due to a low level of loss activity in the fourth quarter of 2018. The Company expects that for the first three quarters of 2020 in the aggregate, the underlying underwriting margin and the underlying combined ratio in Agency Automobile will be broadly consistent with the same period of 2019. In Agency Homeowners and Other, the Company expects that for the next four quarters in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in the same period of 2018 and 2019, assuming lower levels of non-catastrophe weather-related losses.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at September 30, 2019.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2019, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of slightly higher levels of fixed income investments (fixed maturity and short-term investments), offset by expected lower reinvestment yields on fixed income investments, the Company expects that for the fourth quarter of 2019, after-tax net investment income from those portfolios will be broadly consistent with the corresponding quarter of 2018. Additionally, based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by slightly higher levels of fixed income investments, the Company expects that for the first three quarters of 2020, after-tax net investment income from those portfolios will be approximately $10 million to $15 million lower on a quarterly basis as compared to the corresponding quarters of 2019. The impact of future market conditions on net investment income from the Company's non-fixed income investment portfolios during the fourth quarter of 2019 and the first three quarters of 2020 is hard to predict. If general economic conditions and/or investment market conditions change, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments) compared with the same periods of 2018 and 2019.

The Company had a net pre-tax unrealized investment gain of $2.99 billion ($2.35 billion after-tax) in its fixed maturity investment portfolio at September 30, 2019.  While the Company does not attempt to predict future interest rate movements, a rising interest

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2018 Annual Report.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2019, TRV held total cash and short-term invested assets in the United States aggregating $1.51 billion and having a weighted average maturity of 41

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.19 billion).  TRV’s holding company liquidity of $1.51 billion at September 30, 2019 exceeded this target and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2019.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At September 30, 2019, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $334 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2019. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first nine months of 2019 and 2018 was $3.79 billion and $3.43 billion, respectively.  The increase in cash flows in the first nine months of 2019 primarily reflected higher levels of cash received for (i) premiums and (ii) net investment income, partially offset by the impacts of higher levels of payments for (iii) claims and claim adjustment expenses, (iv) commission expenses and (v) income taxes.

Investing Activities
Net cash used in investing activities in the first nine months of 2019 and 2018 was $2.05 billion and $1.76 billion, respectively.  The Company’s consolidated total investments at September 30, 2019 increased by $5.14 billion, or 7% over year-end 2018, primarily reflecting the impacts of (i) net unrealized gains on investments at September 30, 2019 as compared with net unrealized losses on investments at December 31, 2018, as a result of decreases in market interest rates during the first nine months of 2019 and (ii) net cash flows provided by operating activities, partially offset by (iii) common share repurchases and (iv) dividends paid to shareholders.

Financing Activities
Net cash used in financing activities in the first nine months of 2019 and 2018 was $1.61 billion and $1.65 billion, respectively.  The totals in both periods primarily reflected common share repurchases, the payment of debt and dividends paid to shareholders, partially offset by the issuance of debt and the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2019 and 2018 were $1.17 billion and $1.15 billion, respectively.

Dividends.  Dividends paid to shareholders were $633 million and $611 million in the first nine months of 2019 and 2018, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 22, 2019, the Company announced that it declared a regular quarterly dividend of $0.82 per share, payable December 31, 2019 to shareholders of record on December 10, 2019.

Share Repurchase Authorization.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2019, the Company repurchased 2.5 million and 8.0 million shares under its share repurchase authorization, for a total cost of $375 million and $1.13 billion, respectively.  The average cost per share repurchased was $147.23 and $140.35, respectively.  At September 30, 2019, the Company had $2.16 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2019 and December 31, 2018.

(in millions)	September 30, 2019	December 31, 2018
Debt:
Short-term	$100	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(46)	(40)
Total debt	6,558	6,564

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,982	24,753
Accumulated other comprehensive income (loss)	625	(1,859)
Total shareholders’ equity	25,607	22,894
Total capitalization	$32,165	$29,458

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

(dollars in millions)	September 30, 2019	December 31, 2018
Total capitalization	$32,165	$29,458
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	2,354	(113)
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$29,811	$29,571
Debt-to-total capital ratio	20.4%	22.3%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	22.0%	22.2%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 22.0% at September 30, 2019 was within the Company’s target range of 15% to 25%.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency action was taken with respect to the Company since July 23, 2019, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2019 was filed with the SEC.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2018 Annual Report.

•	On July 29, 2019, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.06 billion at September 30, 2019) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2019			December 31, 2018
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,875	$7,471	$12,346	$4,780	$7,092	$11,872
Commercial property	1,092	294	1,386	1,157	297	1,454
Commercial multi-peril	2,104	1,994	4,098	2,089	1,886	3,975
Commercial automobile	2,505	1,860	4,365	2,339	1,661	4,000
Workers’ compensation	10,257	9,222	19,479	10,299	9,216	19,515
Fidelity and surety	249	327	576	280	288	568
Personal automobile	2,006	1,424	3,430	2,038	1,400	3,438
Homeowners and personal—other	849	959	1,808	942	884	1,826
International and other	2,536	1,574	4,110	2,574	1,431	4,005
Property-casualty	26,473	25,125	51,598	26,498	24,155	50,653
Accident and health	14	—	14	15	—	15
Claims and claim adjustment expense reserves	$26,487	$25,125	$51,612	$26,513	$24,155	$50,668

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The $944 million increase in gross claims and claim adjustment expense reserves since December 31, 2018 primarily reflected the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year, (ii) catastrophe losses in the first nine months of 2019 and (iii) net unfavorable prior year reserve development, partially offset by the impact of (iv)  payments related to catastrophe losses incurred in 2018.

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

•	share repurchase plans;

•	future pension plan contributions;

•	the sufficiency of the Company’s asbestos and other reserves;

•	the impact of emerging claims issues as well as other insurance and non-insurance litigation;

•	the potential benefit associated with the Company's ability to recover on its subrogation claims;

•	the cost and availability of reinsurance coverage;

•	catastrophe losses;

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

•
the impact of developments in the tort environment, including legislation enacted or to be enacted by states allowing victims of sexual abuse to file or proceed with claims that otherwise would have been time-barred.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

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

•
the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended September 30, 2019, the Company consolidated the premium collection of automated clearing house (ACH) and credit card payments for Personal Insurance into a single payment processing platform with a third-party provider, which has resulted in certain changes to business processes and internal control over financial reporting. Other than this consolidation to the single payment processing platform, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the consolidation to the single payment processing platform and concluded they were effective.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2019	July 31, 2019	368,773	$148.53	368,347	$2,481
August 1, 2019	August 31, 2019	1,304,712	$146.69	1,304,536	$2,290
September 1, 2019	September 30, 2019	874,304	$147.49	874,278	$2,161
Total		2,547,789	$147.23	2,547,161	$2,161

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

The Company acquired 628 shares for a total cost of $0.1 million during the three months ended September 30, 2019 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 5, 2019 (Proxy Statement). From time to time, some of the Company’s executives

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued

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

As of the date of this report, Alan D. Schnitzer, Chairman and Chief Executive Officer, was the only "named executive officer" (i.e. an executive officer included in the compensation disclosures in the Company's most recent Proxy Statement filed) that has entered into a Rule 10b5-1 trading plan that remains in effect. Under the Company's stock ownership guidelines, Mr. Schnitzer has a target ownership level established as the lesser of 150,000 shares or the equivalent of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See "Compensation Discussion and Analysis - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's Proxy Statement.

Amendment of Bylaws. The Company’s Board of Directors, upon recommendation of the Company’s Nominating and Governance Committee, approved an amendment and restatement of the Company’s bylaws (as amended and restated, the Amended and Restated Bylaws), effective October 22, 2019. The amendments:

•
Clarify in Section 4, Section 5 and Section 6, respectively, of Article IV that the functions of Chief Legal Officer, Chief Investment Officer and Corporate Secretary may each be held by one or more persons.

•
Clarify in Section 11(c) of Article II that Section 10 of Article II does not apply to any shareholder proposal made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, in which case the requirements, procedures, and notice deadlines of Rule 14a-8 govern any proposal made pursuant to such rule.

•	Provide certain technical and clarifying updates to Section 10 of Article III regarding requirements of all persons proposed as a nominee for director.

The foregoing summary of the amendments is qualified in its entirety by reference to the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 6.   EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation of The Travelers Companies, Inc., as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2†	Bylaws of The Travelers Companies, Inc. as Amended and Restated October 22, 2019.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheet at September 30, 2019 and December 31, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 22, 2019	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 22, 2019	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)