Form 10-K
period 2019-12-31
TRAVELERS COMPANIES, INC.
filed 2020-02-13
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
______________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $38,824,535,607.
As of February 7, 2020, 255,030,905 shares of the registrant's common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2019

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of local independent agents, national agent partners, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and emerging partner platforms. According to A.M. Best, there are approximately 1,130 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 93% of the consolidated industry’s total net written premiums in 2018. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:

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

Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2019:

Location	% of Total
Domestic:
California	10.0%
New York	9.6
Texas	8.0
Pennsylvania	4.4
Florida	4.1
New Jersey	3.9
Illinois	3.8
Georgia	3.5
All other domestic (1)	46.3
Total Domestic	93.6

International:
Canada	4.3
All other international (1)	2.1
Total International	6.4
Consolidated total	100.0%
___________________________________________

(1)	No other single state or country accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2019.

Catastrophe Exposure
The Company’s property and casualty insurance operations expose it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has at various times limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightening underwriting standards, selective price increases and changes to policy terms specific to hurricane-, tornado-, wind-, wildfire- and hail-prone areas. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.” The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See “—Reinsurance.”

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

•
National Accounts provides large companies with casualty insurance products and services, including workers’ compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis, as well as risk management, claims handling and other services. National Accounts also includes the Company’s commercial residual market business, which primarily offers workers’ compensation claims, policy management and other administrative services related to the involuntary market.

•
National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial transportation industry through Northland Transportation and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult-to-place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.

International

•
International, through operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites six principal businesses—international marine, retail marine, global property, construction & special risks, energy and aviation.

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

(for the year ended December 31, in millions)	2019	2018	2017	% of Total 2019
By market:
Domestic:
Select Accounts	$2,911	$2,828	$2,800	18.6%
Middle Market	8,630	8,214	7,756	55.2
National Accounts	1,051	1,025	1,010	6.7
National Property and Other	1,965	1,805	1,691	12.6
Total Domestic	14,557	13,872	13,257	93.1
International	1,072	1,084	1,013	6.9
Total Business Insurance by market	$15,629	$14,956	$14,270	100.0%
By product line:
Domestic:
Workers’ compensation	$3,806	$3,840	$3,926	24.3%
Commercial automobile	2,736	2,518	2,219	17.5
Commercial property	2,014	1,867	1,772	12.9
General liability	2,416	2,227	2,086	15.4
Commercial multi-peril	3,542	3,390	3,228	22.7
Other	43	30	26	0.3
Total Domestic	14,557	13,872	13,257	93.1
International	1,072	1,084	1,013	6.9
Total Business Insurance by product line	$15,629	$14,956	$14,270	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through approximately 9,400 independent agencies and brokers. Agencies and brokers are serviced by 101 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.

Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency’s or broker’s financial strength, staff experience and strategic fit with the Company’s operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered in the United States are distributed through independent agents and brokers, many of whom also sell the Company’s Personal Insurance and Bond & Specialty Insurance products. Business Insurance continues to make significant investments to enable real-time interface capabilities with its independent agencies and brokers.

Domestic

•
Select Accounts markets and distributes products and services to small businesses, generally with fewer than 50 employees, through a large network of independent agents and brokers. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures.  Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks in an efficient manner. Risks with more complex characteristics are underwritten with the assistance of Company personnel.

•
Middle Market markets and distributes products and services primarily to mid-sized businesses with 50 to 1,000 employees through a large network of independent agents and brokers. The Company offers a full line of products to its Middle Market customers with an emphasis on guaranteed-cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Middle Market to have a broad risk appetite and a diversified customer base. Within Middle Market, products and services are tailored to certain targeted industry segments of significant size and complexity that require unique underwriting, claims handling services, risk management or other insurance-related products and services.

•
National Accounts markets and distributes products and services to large companies through a network of national and regional brokers. Products offered by National Accounts are primarily casualty programs that utilize loss-sensitive products, such as large deductible, and to a lesser extent, retrospectively rated insurance and self-insured retention plans. National Accounts also offers insurance-related services, such as claims administration, risk management, loss control and risk management information services through Constitution State Services LLC, a wholly-owned subsidiary of the Company. The commercial residual market business of National Accounts services approximately 38% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

•
National Property and Other markets and distributes products and services to a wide customer base, providing traditional and customized insurance programs to a broad range of customer sizes through a large network of agents and brokers. National Property and Other also markets and distributes its products through brokers, wholesale agents, program managers and specialized retail agents who operate in certain markets that are not typically served by the Company’s appointed retail agents, or who maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more pricing and coverage flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, National Property and Other underwrites the business internally and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to pricing and underwriting guidelines that have been specifically designed for each facility or program.

International markets and distributes products principally through brokers in each of the countries in which it operates. International also writes business at Lloyd’s, where its products are distributed through Lloyd’s wholesale and retail brokers. By virtue of Lloyd’s worldwide licenses, Business Insurance has access to international markets across the world.

Pricing and Underwriting
Business Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for particular industries, together with extensive amounts of proprietary data gathered and analyzed over many years, as well as third-party data, to facilitate its risk selection process and develop pricing parameters. Business Insurance utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2019, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were both approximately $4.62 billion.  Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $91 million at December 31, 2019.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
Product Lines
Business Insurance provides the following types of products and services:

Domestic

•
Workers’ Compensation. Provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a collaborative effort that focuses on the injured employee’s early return to work and cost-effective quality care. The Company offers the following types of workers’ compensation products:

•	guaranteed-cost insurance products, where the premiums charged are not adjusted for actual loss experience during the covered period;

•
loss-sensitive insurance products, including large deductible and retrospectively rated policies, where fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and

•
service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services.

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

•
Commercial Property. Provides coverage for loss of or damage to buildings, inventory and equipment resulting from a variety of events, including, among others, hurricanes and other windstorms, tornadoes, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. Commercial property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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
International

•
Provides coverage for employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), commercial property, commercial automobile, marine, aviation, onshore and offshore energy, construction, terrorism, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, ports and terminals, and fine art. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms very different from those the Company faces in the United States.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2020. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $14.0 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $21.0 million per occurrence. Business Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2019:

Location	% of Total
Domestic:
California	12.1%
New York	9.8
Texas	7.1
Illinois	4.5
Florida	4.0
Pennsylvania	3.9
New Jersey	3.8
Massachusetts	3.1
All other domestic (1)	45.9
Total Domestic	94.2

International:
Canada	3.0
All other international (1)	2.8
Total International	5.8
Total Business Insurance	100.0%
___________________________________________

(1)	No other single state or country accounted for 3.0% or more of Business Insurance’s direct written premiums in 2019.
Competition
The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition operates within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company’s success in the competitive commercial insurance landscape is largely measured by its ability to profitably provide insurance and services, including claims handling and risk management, at prices and terms that retain existing customers and attract new customers. See “Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”

Domestic
Competitors typically write Select Accounts business through independent agents and brokers and, to a lesser extent, as direct writers. Both national (including international companies doing business in the U.S.) and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, “Main Street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is focused on ease and speed of doing business and price.

Competitors typically write Middle Market business through independent agents and brokers. Several of Middle Market’s operations require unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Competitors in this market are primarily national property and casualty insurance companies (including international companies doing business in the U.S.) that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price, claim and loss prevention services and ease and speed of doing business. Efficiency through automation and response time to agent, broker and customer needs is one key to success in this market.

In the National Accounts market, competition is based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts primarily competes with national property and casualty insurance companies (including international companies doing business in the U.S.), as well as with other underwriters of property and casualty insurance in the alternative risk transfer market, such as self-insurance plans, captives managed by others, third-party administrators and a variety of other risk-financing vehicles and mechanisms. The residual market division competes for state contracts to provide claims and policy management services.

National Property and Other competes in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk management and claims handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these businesses compete with national carriers (including international companies doing business in the U.S.) with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Specialized agents and brokers, including wholesale agents and program managers, supplement this focused target market approach. National Property and Other’s competitive strategy typically is based on the application of focused industry knowledge to insurance and risk needs.

International
International competes with numerous international and domestic insurers in Canada, the United Kingdom and the Republic of Ireland. Companies compete on the basis of price, product offerings, distribution partnerships, the level of claim and risk management services provided and the ease and speed of doing business. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets.

At Lloyd’s, International competes with other syndicates operating in the Lloyd’s market as well as international and domestic insurers in the various markets where the Lloyd’s operation writes business worldwide, with an emphasis on short-tail insurance lines. Competition is based on price, product and service.

BOND & SPECIALTY INSURANCE
Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers in the United States and certain surety and specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil (through a joint venture as described below), utilizing various degrees of financially-based underwriting approaches.  The range of coverages includes performance, payment and commercial surety bonds for construction and general commercial enterprises; fidelity insurance for private companies, not-for-profit organizations and financial institutions; management liability coverages including directors’ and officers’ liability, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and in the United States only, property, workers’ compensation, auto and general liability for financial institutions.

Bond & Specialty Insurance's surety business in Brazil and Colombia is conducted through Junto Holding Brasil S.A. (Junto) and Junto Holding Latam S.A. in Brazil. The Company owns 49.5% of both Junto, a market leader in surety coverages in Brazil, and Junto Holding Latam S.A., which owns a majority interest in JMalucelli Travelers Seguros S.A., a Colombian surety provider. These joint venture investments are accounted for using the equity method and are included in “other investments” on the consolidated balance sheet.

Selected Product Information
The following table sets forth Bond & Specialty Insurance’s net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see “—Product Lines.” In addition, see “—Principal Markets and Methods of Distribution” for a discussion of distribution channels for Bond & Specialty Insurance’s product lines.

(for the year ended December 31, in millions)	2019	2018	2017	% of Total 2019
Domestic:
Fidelity and surety	$1,089	$1,049	$993	39.8%
General liability	1,148	1,037	977	41.9
Other	234	204	190	8.5
Total Domestic	2,471	2,290	2,160	90.2
International	268	238	199	9.8
Total Bond & Specialty Insurance	$2,739	$2,528	$2,359	100.0%
Principal Markets and Methods of Distribution
Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through approximately 5,000 of the same independent agencies and brokers that distribute Business Insurance’s products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. Bond & Specialty Insurance continues to make investments to enable real-time interface capabilities with its independent agencies and brokers.

Pricing and Underwriting
Bond & Specialty Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for specific accounts and industries, together with extensive amounts of proprietary data gathered and analyzed over many years, as well as third-party data, to facilitate its risk selection process and develop pricing parameters. Bond & Specialty Insurance utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

Product Lines
Bond & Specialty Insurance writes the following types of coverages:
Domestic

•
Fidelity and Surety. Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the surety company agrees to pay a third party or complete an obligation in response to the default, acts or omissions of a bonded party. Surety bonds are generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance obligations.

•	General Liability. Provides coverage for specialized liability exposures as described above in more detail in the “Business Insurance” section of this report.

•
Other. Coverages include Commercial Property, Workers’ Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the “Business Insurance” section of this report.

International

•	Fidelity and Surety and certain General Liability products, as well as cyber risk coverages, are provided internationally to various customer groups.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2020. For third party liability, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $122.5 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2019:

Location	% of Total
Domestic:
California	10.2%
Texas	6.7
New York	6.7
Florida	5.1
Illinois	4.2
Pennsylvania	3.5
All other domestic (1)	53.6
Total Domestic	90.0

International:
United Kingdom	5.1
Canada	4.0
All other international (1)	0.9
Total International	10.0
Total Bond & Specialty Insurance	100.0%
___________________________________________

(1)	No other single state or country accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2019.
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

International
International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland, and in Brazil and Colombia through joint ventures. Companies compete on the basis of price, product offerings, the level of claim and risk management services provided and the ease and speed of doing business. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides certain specialty coverages for these markets.

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

(for the year ended December 31, in millions)	2019	2018	2017	% of Total 2019
Domestic:
Agency:
Automobile	$5,124	$4,972	$4,646	47.5%
Homeowners and Other	4,540	4,148	3,933	42.1
Total Agency	9,664	9,120	8,579	89.6
Direct-to-Consumer	412	396	361	3.8
Total Domestic	10,076	9,516	8,940	93.4
International	707	708	650	6.6
Total Personal Insurance	$10,783	$10,224	$9,590	100.0%
Principal Markets and Methods of Distribution
Domestic
Personal Insurance products are marketed and distributed primarily through approximately 9,900 active independent agencies located throughout the United States, supported by personnel in eight sales regions. In addition, sales and service are provided to customers through five contact centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States.

In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

Agents can access the Company’s agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to one of the Company’s Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,950 agents take advantage of this service alternative, for which they generally pay a fee.

Personal Insurance also markets and distributes its products through additional channels, including corporations that make the Company’s product offerings available to their employees primarily through payroll deductions, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through the Company’s contact center locations. In addition, since 1995, the Company has had a distribution agreement with GEICO to underwrite homeowners business for certain of their auto customers.

The Company also markets its insurance products directly to consumers, largely through online channels. The Company’s direct-to-consumer business continues to grow but still represents modest premium volume for Personal Insurance.

International
International markets and distributes its products principally through approximately 600 brokers located throughout Canada.
Pricing and Underwriting
Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claims, actuarial and product development. This approach is designed to maintain high-quality underwriting discipline and pricing segmentation. Proprietary and third-party data accumulated over many years is analyzed, and Personal Insurance uses a variety of risk differentiation models to facilitate its pricing segmentation and underwriting. The Company’s product management area establishes underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to effectively execute its risk selection and pricing processes.

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

The Company’s ability or willingness to raise prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the competitive environment, the evolving political and legislative environment and/or changes in the general economic climate. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states’ residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.

International
Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented.

Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 7.9 million active policies (i.e., policies-in-force) in the United States at December 31, 2019.

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

International

•
International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 536,000 active policies in Canada at December 31, 2019.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2020. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2019:

Location	% of Total
Domestic:
New York	10.0%
Texas (1)	9.9
California	6.6
Pennsylvania	5.3
Georgia	5.0
New Jersey	4.4
Florida	4.2
Virginia	3.6
Colorado	3.3
South Carolina	3.1
Maryland	3.0
All other domestic (2)	35.2
Total Domestic	93.6

International:
Canada	6.4
Total International	6.4
Total Personal Insurance	100.0%
___________________________________________

(1)	The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)	No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2019.

Competition
Domestic
Although national companies (including international companies doing business in the U.S.) write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Competitors write business through independent agents and as direct writers, either through the use of exclusive agents, salaried employees or direct marketing strategies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease and speed of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. Most independent personal insurance agents utilize price comparison rating technology, sometimes referred to as “comparative raters,” as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business.

International
Personal Insurance competes with numerous international and domestic insurers in Canada. Companies compete on the basis of price, breadth of product offerings, the level of claim and risk management services provided and the ease and speed of doing business. The Company has developed expertise in various markets in Canada similar to those served in the United States and provides both automobile and homeowners and other coverages for this market.

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

United States field claim management teams located in 16 claim centers and 51 satellite and specialty-only offices in 44 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.

An integral part of the Company’s strategy to benefit customers and shareholders is its continuing industry leadership in the fight against insurance fraud through its Investigative Services unit. The Company has a nationwide staff of experts who investigate a wide array of insurance fraud schemes using in-house forensic resources and other technological tools. This staff also has specialized expertise in fire scene examinations, medical provider fraud schemes, law firm fraud schemes and data mining. The Company also dedicates investigative resources to ensure that violations of law are reported to and prosecuted by law enforcement agencies.

Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company’s claims-management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims-training facility which offers hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claims handling operations, including the utilization of drone technology, and routinely monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

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

REINSURANCE
The Company reinsures a portion of the risks it underwrites in order to manage its exposure to losses and to protect its capital. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. The Company utilizes a variety of reinsurance agreements to manage its exposure to large property and casualty losses, including facultative as well as catastrophe and individual risk treaties. Ceded reinsurance involves credit risk, except with regard to mandatory pools and associations, and is predominantly subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on a regular basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, the price of their product offerings and the value of collateral provided. After reinsurance is purchased, the Company has limited ability to manage the credit risk of a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom and a small number of U.S. states, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty’s consent, provided that the transfer has been approved by the applicable regulatory and/or court authority.

For additional information regarding reinsurance, see note 5 of notes to the consolidated financial statements and “Item 1A—Risk Factors.” For a description of reinsurance-related litigation, see note 16 of notes to the consolidated financial statements.

Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires and cyber attacks may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2020.

Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2020 through and including December 31, 2020. The treaty provides for recovery of 75% of the dollar amount of each qualifying loss in excess of a $3.0 billion retention, up to a maximum amount of qualifying losses of $2.0 billion (i.e. for every dollar of loss between $3.0 billion and $5.0 billion this treaty provides for 75 cents of coverage). Therefore, the maximum recovery under the treaty would be $1.5 billion. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2020 through and including December 31, 2020.  The treaty provides for up to $280 million part of $500 million of coverage, subject to a $1.55 billion retention (i.e. for every dollar of loss between $1.55 billion and $2.05 billion this treaty provides for 56 cents of coverage), of aggregate qualifying losses.

Qualifying losses are subject to a $5 million franchise deductible per occurrence, so that qualifying catastrophic events at or greater than $5 million count toward the aggregate retention from dollar one.  Coverage for, and contributions to the $1.55 billion retention from, hurricanes and/or tropical storms and earthquakes are limited to $250 million per event.  The treaty covers property perils for PCS events in North America and all waters contiguous thereto.  The treaty excludes most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological.

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

The reinsurance agreement provides coverage of up to $500 million to the Company through May 24, 2022 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. Until and including May 24, 2020, the Company is entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.79 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.29 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

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

Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion, this treaty provides 71 cents of coverage), for losses arising from a single occurrence, subject to one reinstatement. Coverage is provided on an all-perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes and winter storm and/or freeze losses (coverage is included for terrorism events in limited circumstances, but nuclear, biological and radiological attacks are entirely excluded) from Virginia to Maine for the period July 1, 2019 through and including June 30, 2020. Losses from a covered event anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $225 million part of $250 million of coverage, subject to a $100 million retention (i.e., for every dollar of loss between $100 million and $350 million, this treaty provides 90 cents of coverage), for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2019 through and including June 30, 2020. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Personal Insurance for the period January 1, 2020 through and including December 31, 2020. This treaty also provides up to an additional $50 million of coverage for an earthquake in California only, subject to a $100 million retention. The treaty covers the United States, its territories, possessions and waters contiguous thereto.

Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$77 million at December 31, 2019) up to C$200 million (US$154 million at December 31, 2019) and for 100% of losses in excess of C$200 million (US$154 million at December 31, 2019) up to C$600 million (US$463 million at December 31, 2019), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period July 1, 2019 through and including June 30, 2020. The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures.

Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2020, see note 5 of notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables (discussed by product line in the “Critical Accounting Estimates” section of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”) are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends, the tort environment and the legislative landscape, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims-made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, the determination of the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

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
Reserves on Statutory Accounting Basis
At December 31, 2019, 2018 and 2017, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $58 million higher, $62 million higher and $56 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
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

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 13, 2020, including the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch
Travelers Reinsurance Pool (a)(b)	A++	(1st of 16)	Aa2	(3rd of 21)	AA	(3rd of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A++	(1st of 16)	Aa2	(3rd of 21)	AA	(3rd of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)	—		—		AA (3rd of 21)
Travelers Insurance Company of Canada	A++	(1st of 16)	—		AA-	(4th of 21)	—
The Dominion of Canada General Insurance Company	A	(3rd of 16)	—		—		—
Travelers Insurance Company Limited	A++	(1st of 16)	—		AA	(3rd of 21)	—
Travelers Insurance Designated Activity Company	A++	(1st of 16)		—	AA-	(4th of 21)	—
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

Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 13, 2020.  The table also presents the position of each rating in the applicable agency’s rating scale.

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
Rating Agency Actions
The following rating agency actions were taken with respect to the Company from February 14, 2019, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, through February 13, 2020:

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

•	On July 29, 2019, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.

•	On November 1, 2019, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.

•	On November 5, 2019, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

•	On November 19, 2019, S&P upgraded the financial strength rating of Travelers Insurance Designated Activity Company to "AA-" from "A+." The outlook for this rating is stable.
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

REGULATION
U.S. State and Federal Regulation
TRV’s domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands and are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.

State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. While the FIO has limited regulatory authority, it has been active in the discussions to develop international regulatory standards for the insurance industry.  In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners (NAIC), are working with the Federal Reserve and the FIO to consider and develop changes to the U.S. regulatory framework, including an evaluation of an insurance group's capital adequacy.

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

Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies. Many states have laws and regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These laws and regulations typically require prior notice, and in some instances insurance department approval, prior to discontinuing a line of business or withdrawing from that state. In addition, all states impose limitations on cancellations or non-renewals of certain policies, including in particular, limitations on the reasons for cancellations and on the timing of non-renewals. States also have from time to time passed legislation, and regulators have taken action, that have the effect of restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas. For example, a state recently passed legislation that restricts a carrier's ability to cancel or non-renew policies within or adjacent to declared state emergency zip codes.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Assigned Risk and Reinsurance Arrangements. Virtually all states require insurers licensed to do business in their state, including TRV’s domestic insurance subsidiaries, to bear a portion of the loss suffered by claimants of insurers that have become insolvent. Many states also have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

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

Other assessments include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers’ Compensation Reinsurance Pool, various workers’ compensation related funds (e.g., the Florida Special Disability Trust), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers’ Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of “General and Administrative Expenses,” such as the Florida Special Disability Trust. For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory assigned risk and reinsurance agreements including state-funding mechanisms, see “Item 1A—Risk Factors.”

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

Based on preliminary 2019 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. In 2018, The Travelers Indemnity Company and Travelers Casualty and Surety Company had results outside the normal range for these same ratios. Additionally in 2018, The Standard Fire Insurance Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.
Management does not anticipate regulatory action as a result of the 2019 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries.  In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

Risk-Based Capital (RBC) Requirements. The NAIC has an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2019 significantly above the level at which any RBC regulatory action would occur.

While there is currently no group regulatory capital requirement for insurers in the United States, a comparison of an insurer’s policyholders’ surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group’s overall capital adequacy in the U.S. The amount of policyholders’ surplus held by the Company’s U.S. insurance subsidiaries at December 31, 2019, determined on a combined basis, significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2019, the Company was in compliance with these laws and regulations.

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

TRV’s operations in the U.K. and the Republic of Ireland are also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data security and privacy. The applicability to TRV’s businesses of all of the EU requirements are likely to change in ways yet to be determined as a result of the U.K.’s exit from the EU on January 31, 2020.

As a result of the U.K.'s exit from the EU, Travelers is conducting its insurance operations in the Republic of Ireland and across Europe through a newly established insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland. Since January 1, 2019, TRV has used a Lloyd's insurance subsidiary in Brussels, Belgium (Lloyd's Brussels) to cover its Lloyd's customers' risks in the EU. Lloyd’s Brussels is regulated by the National Bank of Belgium.

TRV’s Brazilian operations are regulated by the Superintendencia de Seguros Privados (SUSEP).

Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the types of coverages written and amount of insurance reserves held. Each of the Company’s foreign insurance subsidiaries had capital above their respective regulatory requirements at December 31, 2019.

Covered Agreements

The U.S. Department of the Treasury and the Office of the U.S. Trade Representative have signed covered agreements (the Covered Agreements) regarding prudential (solvency) insurance and reinsurance measures with each of the EU and the U.K. The Covered Agreements include three areas of prudential insurance supervision: reinsurance contracts, group supervision, and the exchange of information between U.S. and U.K. regulators and between U.S. and EU regulators on insurers and reinsurers that operate in the U.S., U.K. and EU markets. The Covered Agreement with the EU went into effect in April 2018, while the Covered Agreement with the U.K. took full effect upon the U.K.'s exit from the EU on January 31, 2020. The Covered Agreements are intended to promote cooperation between U.S. insurance regulators and EU and U.K. insurance regulators and to limit the ability of the EU and the U.K. to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU or the U.K.

The Covered Agreements eliminate the collateral and local presence requirements for EU and U.K. reinsurers operating in the U.S., and for U.S. reinsurers operating in the EU and U.K., as a condition for credit for reinsurance in regulatory reporting and capital requirements. The prospective elimination of the collateral requirement is conditioned on the reinsurer meeting capital and solvency standards and maintaining a record of prompt payments to ceding insurers. The Covered Agreements include a five-year transition period to full compliance in the impacted jurisdictions.

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

Regulatory Developments
For a discussion of domestic and international regulatory developments, see “Item 1A—Risk Factors” including “Changes in federal regulation could impose significant burdens on us, and otherwise adversely impact our results” and “Regulatory changes outside of the United States, including in Canada, the U.K., the Republic of Ireland and the European Union, could adversely impact our results of operations and limit our growth.”
ENTERPRISE RISK MANAGEMENT
As a large property and casualty insurance enterprise, the Company is exposed to many risks. These risks are a function of the products the Company writes and the environments within which the Company operates. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company’s results of operations, financial position and/or liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company’s operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company’s stakeholders. The Company's Enterprise Risk Management (ERM) activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage these risks. ERM also includes an evaluation of the Company’s risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors. ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company’s long-term financial strategies and objectives.

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

The Company’s ERM efforts build upon the foundation of an effective internal control environment.  ERM expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with applicable laws and regulations, to foster, lead and support an integrated, risk-based culture within the Company that focuses on value creation and preservation.  However, the Company can provide only reasonable, not absolute, assurance that these objectives will be met.  Further, the design of any risk management or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.  As a result, the possibility of material financial loss remains in spite of the Company’s significant and comprehensive ERM efforts.  An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in “Item 1A—Risk Factors,” “Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8—Financial Statements and Supplementary Data.”

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

Seasonality
A discussion of the extent to which the Company’s business may be seasonal can be found under “Outlook” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference into this Item 1.

Employees
At December 31, 2019, the Company had approximately 30,800 employees. The Company believes that its employee relations are satisfactory. None of the Company’s U.S. employees are subject to collective bargaining agreements.
Sources of Liquidity
For a discussion of the Company’s sources of funds and maturities of the long-term debt of the Company, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and note 8 of notes to the consolidated financial statements.
Taxation
For a discussion of tax matters affecting the Company and its operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 of notes to the consolidated financial statements.

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

Company Website, Social Media and Availability of SEC Filings
The Company’s internet website is www.travelers.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website and under the “Investors” heading, click on “Financial Information” then “SEC Filings.”

The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://www.twitter.com/Travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “Email Notifications” under the "Investor Toolkit" section at http://investor.travelers.com.

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

Catastrophe
A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2019 ranged from approximately $19 million to $30 million of losses before reinsurance and taxes.

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
High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The geographic distribution of our business subjects us to catastrophe exposures in the United States and Canada, which include, but are not limited to: hurricanes from Maine through Texas; severe wind and hail storms, including tornadoes, throughout the Central, Mid-Atlantic, Southcentral and Southeastern regions of the United States; winter storms, particularly in the Northern and Central regions of the United States and in Canada; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in western states and Canada; and terrorism in major cities in the United States. In addition to our operations in the United States and Canada, our international operations subject us to catastrophe exposures in the United Kingdom and the Republic of Ireland as well as to a variety of worldwide catastrophe exposures through our Lloyd’s operations.

The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of future climate trends, and changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. The insurance industry experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, more people living in high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion and an increase in the average size of a house. For example, hurricane activity has impacted areas further inland than previously experienced by us, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms and related storm surge, thus expanding our potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. The frequency and severity of wildfire losses have been elevated in more recent years, due in part to record droughts in California that some climate studies suggest are likely to increase over time. Demographic changes in areas prone to wildfires have also expanded our potential for losses from wildfires.

All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to evaluate certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation. As a result, these models may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be less reliable due to the highly random geographic nature and size of these events. Accordingly, these models may have greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism and cyber events, is even more difficult and less reliable, and for some events (both natural and man-made), models are either in early stages of development and, therefore, not widely adopted, or are not available. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided, which can be both property and casualty coverages. Increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, the specific geographic location impacted by tornadoes is inherently random and unpredictable and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts platforms, systems or vulnerabilities shared by a large number of policyholders.

States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may in the future result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, seek to prevent the application of deductibles included in the policies or seek to limit the exercise of certain rights available to insurers under the policies. Also, our ability to adjust terms, including deductible levels, or to increase pricing to the extent necessary to offset rising costs related to catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or changes in the general economic climate. Furthermore, reduction or elimination of the National Flood Insurance Program could result in an increase in our exposure to flood risk. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

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

In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.61 billion for 2020. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. For example, application of the law to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further description of the Terrorism Risk Insurance Program, see note 5 of notes to the consolidated financial statements.

Because of the risks set forth above, catastrophes could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events involving conventional means. In addition, while we seek to manage our exposure to man-made catastrophic events involving conventional means, we may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving “unconventional” means, such as nuclear, biological, chemical or radiological events.

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles resulting in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate and could be material. Claims and claim adjustment expense reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). See also "The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes which take place after we issue our policies can result in unexpected liabilities" below.

It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate the U.S. economy, including actions to manage interest rates, tax reform, the imposition of increased or additional tariffs and other changes in international trade regulation, could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. Changes in healthcare legislation could significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims.

We refine our claims and claim adjustment expense reserve estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of claims and claim adjustment expense reserves.

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

Financial market disruption or an economic downturn could be exacerbated by actual or potential economic and geopolitical instability in many regions of the world. This can impact our business even if we do not conduct business in the region subject to the instability. For example, due to globalization, instability in one region can spread to other regions where we do business or a pandemic can disrupt the global supply chain. In addition, the United Kingdom’s withdrawal from the European Union could have a negative impact on economic conditions in the United Kingdom and could result in unintended consequences in other countries as well. In the United States, actions or inactions of the United States government may also impact economic conditions. For example, actions that may be taken with respect to monetary policy, a government shutdown, the debt ceiling, the Federal budget, international trade and tariffs, interest rates, health care legislation, tax laws and regulation generally, among other things, may contribute, positively or negatively, to economic conditions generally and create economic and fiscal uncertainty.

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

Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2019. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. The net pre-tax unrealized gain in our fixed income portfolio was $2.85 billion at December 31, 2019, compared to a net pre-tax unrealized loss of $137 million at December 31, 2018, due to a decline in interest rates during 2019. Any future increases in interest rates (inclusive of credit spreads) would result in a decrease in that unrealized gain position, thereby adversely impacting our book value. Interest rates continue to remain at very low levels relative to historical experience, and it is possible that rates will remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well. Rapid changes in commodity prices, such as a significant decline in oil prices, could also subject certain of our investments to a higher risk of default.
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

•
Some municipal bond issuers may be unwilling to increase tax rates, or to reduce spending, to fund interest or principal payments on their municipal bonds, or may be unable to access the municipal bond market to fund such payments. The risk of widespread defaults may increase if some issuers voluntarily choose to default, instead of implementing difficult fiscal measures, and the actual or perceived consequences (such as reduced access to capital markets) are less severe than expected.

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

Approximately 27% of the fixed maturity portfolio is expected to mature over the next three years (this includes the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, even if our investment strategy does not significantly change over the next few years, the overall yield on and composition of our portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of matured bonds. For example, if yields decrease when we reinvest such proceeds, our future net investment income would be adversely affected. In addition, depending on the specific bonds available for purchase at the time of re-investment, the mix of specific issuers in our fixed-income and municipal bond portfolio will change.

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

We may, depending on circumstances in the future, including as a result of changes in economic and market conditions, make changes to the mix of investments in our investment portfolio as part of our ongoing efforts to seek appropriate risk-adjusted returns. These changes may impact the duration, volatility and risk of our investment portfolio. For example, the percentage of our investment portfolio consisting of tax-exempt municipal bonds has decreased from 42% at December 31, 2017 to 38% at December 31, 2019 due, in part, to the impact of the Tax Cuts and Jobs Act of 2017 on the municipal bond market.

Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income and we could experience realized and/or unrealized investment losses, which could materially and adversely affect our results of operations, financial position and/or liquidity.

The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability. The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including an increasing number of start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital and potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries and existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines (where we currently and may increasingly compete against direct writers), but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, customer behavior could evolve in the future towards buying insurance in point-of-sale or other non-traditional distribution channels where we do not currently have a meaningful presence or which are designed to sell products that we currently do not provide. Consolidation within the insurance industry also could alter the competitive environment in which we operate, which may impact our business volumes and/or the rates or terms of our products.

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

Other technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning that collects and analyzes a wide variety of data points (so-called “big data” analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. In addition, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. See also “Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital” below.

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

Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” start-up companies, the number of which has increased significantly in recent years and some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market.

Overall, our competitive position in our various businesses is based on many factors, including but not limited to our:

•	ability to profitably price our business, retain existing customers and obtain new business;

•	premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);

•	agent, broker and policyholder relationships;

•	ability to keep pace relative to our competitors with changes in technology, information systems, data and analytics;

•	effectiveness of our claims process, including the speed of payment;

•	ability to avoid and mitigate fraudulent claims;

•	ability to provide our products and services in a cost effective manner;

•	ability to provide new products and services to meet changing customer needs;

•	ability to adapt to changes in business models, technology, customer preferences or regulation impacting the markets in which we operate;

•	ability to provide access to the distribution channels preferred by customers and prospective customers;

•	perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

•	reputation, experience and qualifications of employees;

•	geographic scope of business; and

•	local presence.

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

Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation. With regard to asbestos claims, we have received and continue to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally primary targets of asbestos litigation. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on defendants who were not traditionally primary targets of asbestos litigation, has contributed to the claims and claim adjustment expense payments we experienced.

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

Disruptions to our relationships with our independent agents and brokers or our inability to manage effectively a changing distribution landscape could adversely affect us. We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries, as well as agency affiliates of other insurance carriers, such as GEICO, with whom we have had a distribution arrangement for homeowners' business since 1995. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Agents and brokers may increasingly compete with us to the extent that markets increasingly provide them with direct access to providers of capital seeking exposure to insurance risk or if they become affiliated with carriers that compete with us. See also “The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.” In all of the foregoing situations, loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

We may also seek to develop new products or distribution channels, which could disrupt our relationships with our agents and brokers. In addition, agents and brokers may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. Access to greater levels of data and increased utilization of technology by agents and brokers may also impact our relationship with them and our competitive position. Our efforts or their efforts with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize data and technology, including in ways that may be in direct competition with us, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.

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

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. In addition to asbestos and environmental claims, we face potential exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, silica, talc and opioids. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including adverse changes to the tort environment (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others), disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, make it difficult to estimate our ultimate liability for such claims.

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

The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business, including by extending coverage beyond our underwriting intent, by increasing the number, size or types of claims or by mandating changes to our underwriting practices. Examples of such claims and coverage issues include, but are not limited to:

•judicial expansion of policy coverage and the impact of new or expanded theories of liability;

•	plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims handling and other practices;

•	claims relating to construction defects, which often present complex coverage and damage valuation questions;

•
claims under directors’ & officers’ and/or errors and omissions insurance policies relating to losses from involvement in financial market activities; failed financial institutions; fraud; improper sales practices; anti-trust allegations; possible accounting irregularities; and corporate governance issues;

•	claims related to data and network security breaches, information system failures or cyber events, including cases where coverage was not intended to be provided;

•
the assertion of “public nuisance” or similar theories of liability, pursuant to which plaintiffs, including governmental entities, seek to recover monies spent to administer public health care programs, abate hazards to public health and safety and/or recover damages purportedly attributable to a “public nuisance,” such as litigation against lead paint manufacturers or manufacturers or distributors of opioids;

•	claims related to liability or workers’ compensation arising out of the spread of infectious disease or pandemic;

•	claims relating to abuse by an employee or a volunteer of an insured;

•	claims that link health issues to particular causes (for example, cumulative traumatic head injury from sports or other causes), resulting in liability or workers’ compensation claims;

•	claims alleging that one or more of our underwriting criteria have a disparate impact on persons belonging to a protected class in violation of the law, including the Fair Housing Act;

•	claims arising out of modern techniques and practices used in connection with the extraction of natural resources, such as hydraulic fracturing or wastewater injection;

•	claims arising out of the use of personal cars, homes or other property in commercial transactions, such as ride or home sharing;

•	claims relating to unanticipated consequences of current or new technologies or business models or processes, including as a result of related behavioral changes; and

•	claims relating to changing climate conditions, including claims alleging that our policyholders cause or contribute to changing climate conditions.

In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.

In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse effect on our results of operations. For example, a number of states have enacted legislation allowing victims of sexual molestation to file or proceed with claims that otherwise would have been time-barred and additional states are considering similar legislative changes.

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

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends. The availability and cost of reinsurance could affect our business volume and profitability. In addition, the Covered Agreements between the U.S. and each of the EU and U.K. eliminate the requirement for European and U.K. reinsurers operating in the U.S. to provide collateral in connection with reinsurance agreements, which could make it more difficult for U.S. companies, including us, to obtain sufficient collateral, if any, in such reinsurance arrangements.

Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations could be materially and adversely affected.

We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties. In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables (discussed above), we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

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

As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system, and to provide a group-wide perspective on risk and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, our states of domicile or other regulatory bodies may require changes in our ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting our ability to write certain risks, limit our risk appetite to write additional business or reduce our capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the IAIS to complete a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted in the jurisdictions in which the Company conducts business, ComFrame would require the designation of a group-wide supervisor (regulator) for each IAIG and would impose a group capital requirement that would be applied to an IAIG in addition to the current legal entity capital requirements imposed by state insurance laws and regulations. In response to ComFrame, the NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. Additionally, the NAIC is developing a group capital analytical tool that would be applied to U.S.-based insurance groups in addition to the risk-based capital (RBC) requirement that is applied on a legal entity basis. These regulatory developments could increase the amount of capital that the Company is required to have and could result in the Company being subject to increased regulatory requirements. See “Regulatory changes outside of the United States, including in Canada, the U.K., the Republic of Ireland and the European Union, could adversely impact our results of operations and limit our growth”

for further discussion of these changes and how these changes could be impacted by the Covered Agreements between the U.S. and the EU and the U.K.

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

Our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may create enhanced risks. From time to time, to protect and grow market share and/or improve our efficiency, we invest in strategic initiatives to:

•	Improve business processes and workflow to increase efficiencies and productivity and to enhance the experience of our customers and distributors;

•	Change our underwriting processes;

•	Develop products that insure risks we have not previously insured, contain new coverages or change coverage terms;

•	Expand distribution channels;

•	Change commission terms; and

•	Enter geographic markets within or outside of the United States where we have had relatively little or no market share.

We may not be successful in these efforts, and even if we are successful, they may create the following risks, among others:

•	Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk;

•	Models underlying automated underwriting and pricing decisions may not be effective;

•	Demand for new products or expansion into new markets may not meet our expectations;

•
New products and expansion into new markets may change our risk exposures, and the data and models we use to manage such exposures may not be as effective as those we use in existing markets or with existing products;

•
Efforts to develop new products or markets and to change commission terms may create or increase distribution channel conflict, such as described above under “—Disruptions to our relationships with our independent agents and brokers could adversely affect us;” and

•
In connection with the conversion of existing policyholders to a new product, some policyholders’ pricing may increase while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.

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

If we fail to appropriately price the risks we insure or fail to change our pricing models to appropriately reflect our experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, for example due to changing climate conditions, regulatory changes or changes in behavior such as distracted driving or a more aggressive tort environment, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

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

If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted. While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a computer virus or disaster such as a natural catastrophe, terrorist or other attack or industrial accident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems or our other business processes, such as new payment technologies, are not effectively implemented. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations; for example, our largest location employs about 19% of our employees. If our business continuity plans did not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

The increased risks identified above could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As an example, the European General Data Protection Regulation became applicable in all European Union member states beginning May 25, 2018. This regulation adds a broad array of requirements for handling personal data and could impose a fine of up to 4% of global annual revenue for violations. It and similar regulations, including the California Consumer Privacy Act which became effective on January 1, 2020, could result in increased compliance costs and potential fines for non-compliance being imposed on us or our insureds. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

We are also subject to a number of additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil, primarily through a joint venture, and we have an indirect interest in a joint venture in Colombia. We may also explore opportunities in other countries.

In conducting business outside of the United States, we are also subject to a number of additional risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability, particularly in emerging economies, and changing market conditions around the globe, could result in financial market disruption or an economic downturn in such regions. The U.K.'s withdrawal from the European Union, for example, could have economic impacts such as inflation and decreased GDP in the U.K. and in regions that trade with the U.K. For certain specialty business, we give managing general agents binding authority, which exposes us to additional risks.

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

The IAIS has developed a methodology for identifying “global systemically important insurers” (G-SIIs) and high level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) created by the G-20. Using the IAIS methodology, the FSB, working with national authorities and the IAIS, identified nine insurers in November 2016 that they designated as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. The Company has not been designated as a G-SII by the FSB; however, it is possible that the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

The IAIS is also in the process of completing the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). As the current draft of ComFrame is completed, it likely will lead to similar policy measures as those being developed for G-SIIs being made applicable to internationally active insurance groups (or “IAIGs”), including group supervision, group capital requirements, and resolution planning, i.e., a written plan developed by a financial group detailing how it would be wound down in the event of an insolvency. While the Company would not be considered an Internationally Active Insurance Group under the current Consultation Draft, it is possible that the Consultation Draft could be changed. If the Company is designated as an IAIG or the NAIC and individual states adopt the proposed or similar provisions for large insurers, the Company could be subject to enhanced supervision and higher capital standards.

The U.S. Department of the Treasury and the Office of the U.S. Trade Representative have signed covered agreements (the Covered Agreements) regarding prudential (solvency) insurance and reinsurance measures with each of the EU and the U.K. The Covered Agreements include three areas of prudential insurance supervision: reinsurance contracts, group supervision, and the exchange of information between U.S. and U.K. regulators and between U.S. and EU regulators on insurers and reinsurers that operate in the U.S., U.K. and EU markets. The Covered Agreement with the EU went into effect in April 2018, while the Covered Agreement with the U.K. took full effect upon the U.K.'s exit from the EU on January 31, 2020. The Covered Agreements are intended to promote cooperation between U.S. insurance regulators and EU and U.K. insurance regulators and to limit the ability of the EU and the U.K. to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU or U.K. It is possible that individual members of the EU could differ in how they adopt or implement the Covered Agreement, resulting in greater regulation and higher capital standards as well as inconsistent regulatory requirements among the jurisdictions that the Company does business.

While it is not yet known how or if these actions will impact us, such regulation could result in increased costs of compliance, increased disclosure and less flexibility in our capital management, and could adversely impact our results of operations and limit our growth.

Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of our products could reduce our future profitability. Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria and other data or methodologies used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds, such as the impact of external data sources, algorithms and predictive models on protected classes of customers. Resulting regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, or other data or methodologies, each of which could adversely affect our future profitability.

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

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce. Our performance is largely dependent on the talents, efforts and proper conduct of highly skilled individuals, including our senior executives (many of whom have decades of experience in the insurance industry), and the Board of Directors regularly engages in succession discussions. See “Item 10—Directors, Executive Officers and Corporate Governance” for more information relating to our executive officers, including our senior leaders. For many of our senior positions, we compete for talent not just with insurance or financial service companies, but with other large companies and other businesses. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing the intellectual property of others. Our success depends in part upon our ability to protect our proprietary trademarks, technology and other intellectual property. See "Item 1—Business—Other Information—Intellectual Property." We may not, however, be able to protect our intellectual property from unauthorized use and disclosure by others. Further, the intellectual property laws may not prevent our competitors from independently developing trademarks, products and services that are similar to ours. Moreover, the agreements we execute to protect our intellectual property rights may be breached, and we may not have adequate remedies in response. Our attempts to patent or register our intellectual property rights in the U.S. and worldwide may not succeed initially or may later be challenged by third parties. Further, the laws of certain countries outside the United States may not adequately protect our intellectual property rights. We may incur significant costs in our efforts to protect and enforce our intellectual property, including the initiation of expensive and protracted litigation, and we may not prevail. Any inability to enforce our intellectual property rights could have a material adverse effect on our business and our ability to compete.

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

Changes in federal regulation could impose significant burdens on us, and otherwise adversely impact our results. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of non-bank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as “systemically important financial institutions” (SIFI) or own a bank or thrift. The Company, based upon the FSOC’s rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. Nonetheless, it is possible that FSOC may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFIs that have become insolvent. We (as a financial company with more than $50 billion in assets) could be assessed, and although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto as a result of its current re-evaluation or otherwise, or other additional federal regulation that is adopted in the future, could impose additional burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.

Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the health care system that eliminates or reduces the need for the medical coverage component of workers' compensation insurance, could also significantly harm the insurance industry, including us.

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

Our investment portfolio has benefited from certain tax exemptions and certain other tax laws and regulations, including, but not limited to, those governing dividends-received deductions and tax credits. Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 38% of our investment portfolio as of December 31, 2019), which could materially and adversely impact the value of those bonds.

Other tax law changes could materially and adversely impact our results of operations. For example, budget constraints faced by many states and localities increase the likelihood that state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

Item 1B.    UNRESOLVED STAFF COMMENTS
NONE.
Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 171 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska. The Company owns a building in London, England, which houses a portion of Business Insurance’s operations in the United Kingdom.

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
Item 4.    MINE SAFETY DISCLOSURES
NONE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about the Company's executive officers is incorporated by reference from Part III—Item 10 of this annual report.
PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 38,014 as of February 7, 2020. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

For information regarding dividends paid to shareholders in 2019, 2018 and 2017, and the declaration and payment of future dividends, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends."

SHAREHOLDER RETURN PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company’s common stock and the common stock of companies included in the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

	As of December 31,
	2014	2015	2016	2017	2018	2019
The Travelers Companies, Inc.	$100.00	$109.09	$121.04	$137.23	$123.99	$145.08
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Property & Casualty Insurance Index	100.00	109.53	126.73	155.10	147.83	186.07
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

(2)	Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2014.

(3)
Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2019 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA) and WR Berkley Corporation. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through December 31, 2019, the Company's cumulative return to shareholders was 251% as compared to 200% for the S&P 500 Index and 165% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2019	Oct. 31, 2019	228,316	$130.64	226,015	$2,132
Nov. 1, 2019	Nov. 30, 2019	1,351,821	$133.77	1,350,490	$1,951
Dec. 1, 2019	Dec. 31, 2019	1,219,658	$135.67	1,215,288	$1,786
Total		2,799,795	$134.34	2,791,793	$1,786
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

The Company acquired 8,002 shares for a total cost of approximately $1.1 million during the three months ended December 31, 2019 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company's share repurchases, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
(in millions, except per share amounts)	2019	2018	2017	2016	2015

Total revenues	$31,581	$30,282	$28,902	$27,625	$26,815
Net income	$2,622	$2,523	$2,056	$3,014	$3,439
Total investments	$77,884	$72,278	$72,502	$70,488	$70,470
Total assets	110,122	104,233	103,483	100,245	100,184
Claims and claim adjustment expense reserves	51,849	50,668	49,650	47,949	48,295
Total long-term debt	5,958	5,964	5,971	5,887	5,844
Total liabilities	84,179	81,339	79,752	77,024	76,586
Total shareholders' equity	25,943	22,894	23,731	23,221	23,598
Net income per share
Basic	$10.01	$9.37	$7.39	$10.39	$10.99
Diluted	$9.92	$9.28	$7.33	$10.28	$10.88
Year-end common shares outstanding	255.5	263.6	271.4	279.6	295.9
Per common share amounts
Cash dividends	$3.23	$3.03	$2.83	$2.62	$2.38
Book value	$101.55	$86.84	$87.46	$83.05	$79.75

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2019 and 2018, including year-to-year comparisons between 2019 and 2018. Year-to-year comparisons between 2018 and 2017 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

FINANCIAL HIGHLIGHTS
2019 Consolidated Results of Operations

•	Net income of $2.62 billion, or $10.01 per share basic and $9.92 per share diluted

•	Net earned premiums of $28.27 billion

•	Catastrophe losses of $886 million ($699 million after-tax)

•	Net unfavorable prior year reserve development of $60 million ($47 million after-tax)

•	Combined ratio of 96.5%

•	Net investment income of $2.47 billion ($2.10 billion after-tax)
•Operating cash flows of $5.21 billion
2019 Consolidated Financial Condition

•	Total investments of $77.88 billion; fixed maturities and short-term securities comprise 94% of total investments

•	Total assets of $110.12 billion

•	Total debt of $6.56 billion, resulting in a debt-to-total capital ratio of 20.2% (21.7% excluding net unrealized investment gains, net of tax, included in shareholders' equity)

•	Repurchased 11.2 million common shares for total cost of $1.55 billion and paid $844 million of dividends to shareholders

•	Shareholders’ equity of $25.94 billion

•	Net unrealized investment gains of $2.85 billion ($2.25 billion after-tax)

•	Book value per common share of $101.55

•	Holding company liquidity of $1.43 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2019	2018	2017
Revenues
Premiums	$28,272	$27,059	$25,683
Net investment income	2,468	2,474	2,397
Fee income	459	432	447
Net realized investment gains	113	114	216
Other revenues	269	203	159
Total revenues	31,581	30,282	28,902
Claims and expenses
Claims and claim adjustment expenses	19,133	18,291	17,467
Amortization of deferred acquisition costs	4,601	4,381	4,166
General and administrative expenses	4,365	4,297	4,170
Interest expense	344	352	369
Total claims and expenses	28,443	27,321	26,172
Income before income taxes	3,138	2,961	2,730
Income tax expense(1)	516	438	674
Net income	$2,622	$2,523	$2,056
Net income per share
Basic	$10.01	$9.37	$7.39
Diluted	$9.92	$9.28	$7.33
Combined ratio
Loss and loss adjustment expense ratio	66.9%	66.8%	67.2%
Underwriting expense ratio	29.6	30.1	30.7
Combined ratio	96.5%	96.9%	97.9%
___________________________________________

(1)
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (TCJA) which, among other changes, reduced the U.S. Federal tax rate from 35% to 21% beginning on January 1, 2018 and imposed a tax on undistributed and previously untaxed post-1986 foreign earnings and profits (accumulated foreign earnings). Total income tax expense for 2017 included a net charge of $129 million to reflect the estimated impact of the changes in tax law and tax rates included in TCJA at the date of enactment, primarily reflecting the revaluation of the Company’s deferred tax assets and liabilities at the new statutory federal tax rate of 21%, and the recognition of tax imposed on the accumulated foreign earnings.

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of earnings per common share are presented on a diluted basis.
Overview
Diluted net income per share of $9.92 in 2019 increased by 7% over diluted net income per share of $9.28 in 2018. Net income of $2.62 billion in 2019 increased by 4% over net income of $2.52 billion in 2018. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses, partially offset by (ii) net unfavorable prior year reserve development in 2019 compared to net favorable prior year reserve development in 2018 and (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"). Catastrophe losses in 2019 and 2018 were $886 million and $1.72 billion, respectively. Net unfavorable prior year reserve development in 2019 was $60 million, compared to net favorable prior year reserve development of $517 million in 2018. Underlying underwriting margins in each of the Company's business segments were lower than in 2018. Income tax expense in 2019 was higher than in 2018, primarily reflecting the impacts of (i) the increase in income before income taxes and (ii) the reduction in income tax expense in 2018 resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan, which provided a 35% tax benefit rather than a 21% tax benefit.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2019 and 2018, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2019 were $28.27 billion, $1.21 billion or 4% higher than in 2018. In Business Insurance, earned premiums in 2019 increased by 4% over 2018. In Bond & Specialty Insurance, earned premiums in 2019 increased by 6% over 2018. In Personal Insurance, earned premiums in 2019 increased by 5% over 2018. Factors contributing to the increases in earned premiums in each segment in 2019 as compared with 2018 are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2019	2018	2017
Average investments(1)	$74,866	$73,031	$71,867
Pre-tax net investment income	2,468	2,474	2,397
After-tax net investment income	2,097	$2,102	1,872
Average pre-tax yield(2)	3.3%	3.4%	3.3%
Average after-tax yield(2)	2.8%	2.9%	2.6%
___________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2019 was $2.47 billion, comparable with 2018. Net investment income from fixed maturity investments in 2019 was $2.07 billion, $90 million higher than in 2018, primarily resulting from a higher average level of fixed maturity investments and higher long-term interest rates. Net investment income from short-term securities in 2019 was $105 million, $13 million higher than in 2018, primarily resulting from higher short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in 2019 was $333 million, $108 million lower than in 2018, primarily reflecting lower returns from private equity limited partnerships and real estate partnerships.

Fee Income
The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  Fee income is described in more detail in the Business Insurance discussion that follows.

Net Realized Investment Gains
The following table sets forth information regarding the Company’s net pre-tax realized investment gains.

(for the year ended December 31, in millions)	2019	2018	2017

Other-than-temporary impairment losses	$(4)	$(1)	$(14)
Net realized investment gains (losses) on equity securities still held	61	(29)	—
Other net realized investment gains, including from sales	56	144	230
Total	$113	$114	$216
Other Net Realized Investment Gains
Other net realized investment gains in 2019 included $59 million of net realized investment gains related to fixed maturity investments, $12 million of net realized investment gains related to equity securities sold and $15 million of net realized investment losses related to foreign currency translation and other investments.

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

Other Revenues
Other revenues in all years presented included installment premium charges. Other revenues in all years also included revenues from Simply Business, which was acquired in August 2017. Other revenues in 2017 also included a gain related to the settlement of a reinsurance dispute.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2019 were $19.13 billion, $842 million or 5% higher than in 2018, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in 2018, (ii) loss cost trends, (iii) higher loss estimates in the general liability line for primary and excess coverages and in the commercial automobile product line, (iv) higher business volumes and (v) higher non-catastrophe weather-related losses, partially offset by (vi) significantly lower catastrophe losses and (vii) lower loss estimates in the workers' compensation product line. Catastrophes in 2019 primarily resulted from Hurricane Dorian and several winter, wind and hail storms throughout the United States. Catastrophes in 2018 primarily resulted from wildfires in California, Hurricanes Florence and Michael, wind and hail storms in several regions of the United States and winter storms in the eastern United States.

Factors contributing to net prior year reserve development during the years ended December 31, 2019, 2018 and 2017 are discussed in more detail in note 7 of notes to the consolidated financial statements.
Significant Catastrophe Losses
The Company defines a “catastrophe” as an event:

•
that is designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada; and

•	for which the Company’s estimates of its ultimate losses before reinsurance and taxes exceed a pre-established dollar threshold.
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2019 ranged from approximately $19 million to $30 million of losses before reinsurance and taxes.

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2019, 2018 and 2017, the amount of net unfavorable (favorable) prior year reserve development recognized in 2019 and 2018 for catastrophes that occurred in 2018 and 2017, and the estimate of ultimate losses for those catastrophes at December 31, 2019, 2018 and 2017. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2019	2018	2017	2019	2018	2017
2017
PCS Serial Number:
22 — Severe wind and hail storms	$(2)	$(2)	$111	$107	$109	$111
32 — Severe wind and hail storms	6	19	210	235	229	210
43 — Hurricane Harvey	(14)	(24)	254	216	230	254
44 — Hurricane Irma	(12)	(28)	187	147	159	187
48 — California wildfire—Tubbs fire	(5)	1	507	503	508	507
2018
PCS Serial Number:
15 — Winter storm	(4)	144	n/a	140	144	n/a
17 — Severe wind and hail storms	(6)	111	n/a	105	111	n/a
33 — Severe wind and hail storms	2	117	n/a	119	117	n/a
52 — Hurricane Florence	(18)	106	n/a	88	106	n/a
57 — Hurricane Michael	2	158	n/a	160	158	n/a
59 — California wildfire—Camp fire	2	334	n/a	336	334	n/a
60 — California wildfire—Woolsey fire	10	119	n/a	129	119	n/a
2019
PCS Serial Number:
33 — Severe wind storms	250	n/a	n/a	250	n/a	n/a
61 — Severe wind storms and tornadoes	109	n/a	n/a	109	n/a	n/a
___________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Underlying Property Aggregate Catastrophe Excess-of-Loss Treaty, the terms of which are described in "Part I—Item 1—Business." That treaty covers the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2019 through and including December 31, 2019. As a result, the benefit from that treaty is not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2019 was $4.60 billion, $220 million or 5% higher than in 2018. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in 2019 were $4.37 billion, $68 million or 2% higher than in 2018, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in 2019 and 2018 was $344 million and $352 million, respectively.
Income Tax Expense
Income tax expense in 2019 was $516 million, $78 million or 18% higher than in 2018, primarily reflecting the impacts of (i) the $177 million increase in income before income taxes in 2019 and (ii) the reduction in income tax in 2018 resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan, which provided a 35% tax benefit rather than a 21% tax benefit.

The Company’s effective tax rate was 16%, 15% and 25% in 2019, 2018 and 2017, respectively. The effective tax rates in all years were lower than the respective statutory rate of 21% in both 2019 and 2018 and 35% in 2017, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate in 2018 also included the impact of the reduction in income tax expense resulting from the Company's $200 million voluntary contribution to its qualified domestic pension plan in 2018, which provided a 35% tax benefit rather than a 21% tax benefit. The effective tax rate in 2017 reflected the net charge related to TCJA and the impact of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 96.5% in 2019 was 0.4 points lower than the combined ratio of 96.9% in 2018. The loss and loss adjustment expense ratio of 66.9% in 2019 was 0.1 points higher than the loss and loss adjustment expense ratio of 66.8% in 2018. The underwriting expense ratio of 29.6% in 2019 was 0.5 points lower than the underwriting expense ratio of 30.1% in 2018.

Catastrophe losses in 2019 and 2018 accounted for 3.1 points and 6.3 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in 2019 accounted for 0.2 points of the combined ratio. Net favorable prior year reserve development in 2018 provided 1.9 points of benefit to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses ("underlying combined ratio") in 2019 was 0.7 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line, (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty and (iii) higher non-catastrophe weather-related losses, partially offset by (iv) lower loss estimates in the workers' compensation product line.

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Business Insurance	$17,151	$16,255	$15,473
Bond & Specialty Insurance	2,931	2,665	2,480
Personal Insurance	10,981	10,332	9,695
Total	$31,063	$29,252	$27,648

	Net Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Business Insurance	$15,629	$14,956	$14,270
Bond & Specialty Insurance	2,739	2,528	2,359
Personal Insurance	10,783	10,224	9,590
Total	$29,151	$27,708	$26,219
Gross and net written premiums in 2019 increased by 6% and 5%, respectively, over 2018. Net written premium growth in 2019 was impacted by ceded written premiums related to the new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Factors contributing to the changes in gross and net written premiums in each segment in 2019 as compared with 2018 are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2019	2018	2017
Revenues
Earned premiums	$15,300	$14,722	$14,146
Net investment income	1,816	1,833	1,786
Fee income	437	412	430
Other revenues	155	112	69
Total revenues	17,708	17,079	16,431

Total claims and expenses	16,093	15,182	14,370

Segment income before income taxes	1,615	1,897	2,061
Income tax expense (1)	223	259	448
Segment income	$1,392	$1,638	$1,613

Loss and loss adjustment expense ratio	70.3%	67.8%	65.9%
Underwriting expense ratio	30.6	31.3	31.9
Combined ratio	100.9%	99.1%	97.8%
___________________________________________

(1)
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (TCJA) which, among other changes, reduced the U.S. Federal tax rate from 35% to 21% beginning on January 1, 2018 and imposed a tax on undistributed and previously untaxed post-1986 foreign earnings and profits (accumulated foreign earnings).

Overview
Segment income in 2019 was $1.39 billion, $246 million or 15% lower than segment income of $1.64 billion in 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development in 2019 compared to net favorable prior year reserve development in 2018 and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses. Net unfavorable prior year reserve development in 2019 was $258 million. Net favorable prior year reserve development in 2018 was $142 million. Catastrophe losses in 2019 and 2018 were $470 million and $639 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher loss estimates in the general liability product line for primary and excess coverages and in the commercial automobile product line and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) higher business volumes and (iv) lower loss estimates in the workers' compensation product line. Income tax expense in 2019 was lower than in 2018, primarily reflecting the impacts of (i) the decrease in segment income before income taxes, partially offset by (ii) the reduction in income tax expense in 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan.

Revenues
Earned Premiums
Earned premiums of $15.30 billion in 2019 were $578 million or 4% higher than in 2018, primarily reflecting an increase in net written premiums over the preceding twelve months, partially offset by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in 2019 was $1.82 billion, $17 million or 1% lower than in 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the Company’s consolidated net investment income in 2019 compared with 2018. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers’ compensation residual market pools. Fee income in 2019 was $437 million, $25 million or 6% higher than in 2018, primarily reflecting higher claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in all years presented included installment premium charges and other policyholder service charges, as well as revenues from Simply Business, which was acquired in August 2017.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2019 were $10.96 billion, $792 million or 8% higher than in 2018, primarily reflecting the impacts of (i) net unfavorable prior year reserve development in 2019 compared to net favorable prior year reserve development in 2018, (ii) loss cost trends, (iii) higher loss estimates in the general liability product line for primary and excess coverages and the commercial automobile product line and (iv) higher business volumes, partially offset by (v) lower catastrophe losses and (vi) lower loss estimates in the workers' compensation product line.

Factors contributing to net prior year reserve development during the years ended December 31, 2019, 2018 and 2017 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2019 was $2.50 billion, $115 million or 5% higher than in 2018, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2019 were $2.63 billion, comparable with 2018.

Income Tax Expense
Income tax expense in 2019 was $223 million, $36 million or 14% lower than in 2018, primarily reflecting the impacts of (i) the $282 million decrease in income before income taxes in 2019, partially offset by (ii) the reduction in income tax expense in 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan in 2018.

Combined Ratio
The combined ratio of 100.9% in 2019 was 1.8 points higher than the combined ratio of 99.1% in 2018. The loss and loss adjustment expense ratio of 70.3% in 2019 was 2.5 points higher than the loss and loss adjustment expense ratio of 67.8% in 2018. The underwriting expense ratio of 30.6% in 2019 was 0.7 points lower than the underwriting expense ratio of 31.3% in 2018.

Catastrophe losses in 2019 and 2018 accounted for 3.0 points and 4.4 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in 2019 accounted for 1.7 points of the combined ratio. Net favorable prior year reserve development in 2018 provided 1.0 points of benefit to the combined ratio. The underlying combined ratio in 2019 was 0.5 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates in the general liability product line for primary and excess coverages and the commercial automobile product line and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, partially offset by (iii) lower loss estimates in the workers' compensation product line and (iv) a lower underwriting expense ratio.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Select Accounts	$2,945	$2,841	$2,817
Middle Market	9,073	8,537	8,051
National Accounts	1,603	1,601	1,556
National Property and Other	2,279	2,036	1,902
Total Domestic	15,900	15,015	14,326
International	1,251	1,240	1,147
Total Business Insurance	$17,151	$16,255	$15,473

	Net Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Select Accounts	$2,911	$2,828	$2,800
Middle Market	8,630	8,214	7,756
National Accounts	1,051	1,025	1,010
National Property and Other	1,965	1,805	1,691
Total Domestic	14,557	13,872	13,257
International	1,072	1,084	1,013
Total Business Insurance	$15,629	$14,956	$14,270
Gross written premiums in 2019 increased by 6% over 2018. Net written premiums in 2019 increased by 4% over 2018. Net written premium growth in 2019 was impacted by the Company's new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Select Accounts. Net written premiums of $2.91 billion in 2019 increased by 3% over 2018. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive and were higher than in 2018. New business premiums in 2019 increased over 2018.

Middle Market. Net written premiums of $8.63 billion in 2019 increased by 5% over 2018. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive and were higher than in 2018. New business premiums in 2019 were lower than in 2018.

National Accounts. Net written premiums of $1.05 billion in 2019 increased by 3% over 2018. Net written premiums in 2019 included a benefit related to a transaction to close out prior year liabilities with a former customer. Business retention rates remained strong in 2019. Renewal premium changes in 2019 were slightly positive but lower than in 2018. New business premiums in 2019 increased over 2018.

National Property and Other. Net written premiums of $1.97 billion in 2019 increased by 9% over 2018. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive and were higher than in 2018. New business premiums in 2019 increased over 2018.

International. Net written premiums of $1.07 billion in 2019 decreased by 1% from 2018, primarily driven by the impact of changes in foreign currency exchange rates, as well as decreases in the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2019	2018	2017
Revenues
Earned premiums	$2,565	$2,420	$2,307
Net investment income	233	233	228
Other revenues	26	23	24
Total revenues	2,824	2,676	2,559

Total claims and expenses	2,055	1,685	1,795

Segment income before income taxes	769	991	764
Income tax expense (1)	151	198	208
Segment income	$618	$793	$556

Loss and loss adjustment expense ratio	42.2%	31.5%	38.6%
Underwriting expense ratio	37.3	37.5	38.8
Combined ratio	79.5%	69.0%	77.4%
___________________________________________

(1)
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (TCJA) which, among other changes, reduced the U.S. Federal tax rate from 35% to 21% beginning on January 1, 2018 and imposed a tax on undistributed and previously untaxed post-1986 foreign earnings and profits (accumulated foreign earnings).

Overview
Segment income in 2019 was $618 million, $175 million or 22% lower than segment income of $793 million in 2018. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins. Net favorable prior year reserve development in 2019 and 2018 was $65 million and $266 million, respectively. Catastrophe losses in 2019 and 2018 were $5 million and $16 million, respectively. The lower underlying underwriting margins primarily reflected modestly higher loss estimates in the domestic general liability product line for management liability coverages. Income tax expense in 2019 was lower than in 2018, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in 2019 were $2.57 billion, $145 million or 6% higher than in 2018, primarily reflecting an increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in 2019 was $233 million, level with 2018. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in Bond & Specialty Insurance reflects a significantly smaller proportion of allocated net investment income, including net investment income from the Company’s non-fixed maturity investments that experienced a decrease in investment income in 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the Company’s consolidated net investment income in 2019 as compared with the 2018. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2019 were $1.09 billion, $322 million or 42% higher than in 2018, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) modestly higher loss estimates in the domestic general liability product line for management liability coverages.

Factors contributing to net favorable prior year reserve development during the years ended December 31, 2019, 2018 and 2017 are discussed in more detail in note 7 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2019 was $478 million, $24 million or 5% higher than in 2018, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2019 were $483 million, $24 million or 5% higher than in 2018, primarily reflecting the impact of costs associated with higher business volumes.

Income Tax Expense
Income tax expense in 2019 was $151 million, $47 million or 24% lower than in 2018, primarily reflecting the impact of the $222 million decrease in income before income taxes in 2019.

Combined Ratio
The combined ratio of 79.5% in 2019 was 10.5 points higher than the combined ratio of 69.0% in 2018. The loss and loss adjustment expense ratio of 42.2% in 2019 was 10.7 points higher than the loss and loss adjustment expense ratio of 31.5% in 2018. The underwriting expense ratio of 37.3% in 2019 was 0.2 points lower than the underwriting expense ratio of 37.5% in 2018.

Net favorable prior year reserve development in 2019 and 2018 provided 2.5 points and 11.0 points of benefit, respectively, to the combined ratio.  Catastrophe losses in 2019 and 2018 accounted for 0.2 points and 0.6 points, respectively, of the combined ratio. The underlying combined ratio in 2019 was 2.4 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of modestly higher loss estimates in the domestic general liability product line for management liability coverages.

Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Management Liability	$1,720	$1,523	$1,422
Surety	926	887	844
Total Domestic	2,646	2,410	2,266
International	285	255	214
Total Bond & Specialty Insurance	$2,931	$2,665	$2,480

	Net Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Management Liability	$1,605	$1,455	$1,367
Surety	866	835	793
Total Domestic	2,471	2,290	2,160
International	268	238	199
Total Bond & Specialty Insurance	$2,739	$2,528	$2,359
Gross written premiums in 2019 increased by 10% over 2018. Net written premiums in 2019 increased by 8% over 2018. Net written premium growth in 2019 was impacted by higher ceded written premiums for several reinsurance treaties, including those related to the new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Domestic. Net written premiums in 2019 were $2.47 billion, $181 million or 8% higher than in 2018. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive and were higher than in 2018. New business premiums in 2019 increased over 2018.

International. Net written premiums in 2019 were $268 million, $30 million or 13% higher than in 2018, primarily driven by increases in the United Kingdom and Canada, partially offset by the impact of changes in foreign currency exchange rates.

Personal Insurance
Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2019	2018	2017
Revenues
Earned premiums	$10,407	$9,917	$9,230
Net investment income	419	408	383
Fee income	22	20	17
Other revenues	87	66	60
Total revenues	10,935	10,411	9,690

Total claims and expenses	9,916	10,072	9,606

Segment income before income taxes	1,019	339	84
Income tax expense (benefit) (1)	195	42	(44)
Segment income	$824	$297	$128

Loss and loss adjustment expense ratio	68.0%	74.1%	76.3%
Underwriting expense ratio	26.2	26.5	26.8
Combined ratio	94.2%	100.6%	103.1%
___________________________________________

(1)
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (TCJA) which, among other changes, reduced the U.S. Federal tax rate from 35% to 21% beginning on January 1, 2018 and imposed a tax on undistributed and previously untaxed post-1986 foreign earnings and profits (accumulated foreign earnings).

Overview
Segment income in 2019 was $824 million, $527 million or 177% higher than segment income of $297 million in 2018. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) significantly lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower underlying underwriting margins. Catastrophe losses in 2019 and 2018 were $411 million and $1.06 billion, respectively. Net favorable prior year reserve development in 2019 and 2018 was $133 million and $109 million, respectively. The lower underlying underwriting margins primarily reflected

(i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) earned pricing that exceeded loss cost trends in Agency Automobile and (iv) higher business volumes. Income tax expense in 2019 was higher than in 2018, primarily reflecting the impacts of (i) the increase in segment income before income taxes and (ii) the reduction in income tax expense in 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan.

Revenues
Earned Premiums
Earned premiums in 2019 were $10.41 billion, $490 million or 5% higher than in 2018, primarily reflecting an increase in net written premiums over the preceding twelve months. The increase in earned premiums in 2019 was reduced by the earned impact of the new catastrophe reinsurance treaty.

Net Investment Income
Net investment income in 2019 was $419 million, $11 million or 3% higher than in 2018. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the Company’s consolidated net investment income in 2019 as compared with the 2018. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in all years presented included installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2019 were $7.08 billion, $272 million or 4% lower than in 2018, primarily reflecting the impacts of (i) significantly lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher non-catastrophe weather-related losses in Agency Homeowners and Other, (iv) higher business volumes and (v) loss cost trends.

Factors contributing to net favorable prior year reserve development during the years ended December 31, 2019 and 2018 are discussed in more detail in note 7 of notes to the consolidated financial statements. Net prior year reserve development in 2017 was not significant.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2019 was $1.62 billion, $81 million or 5% higher than in 2018, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2019 were $1.22 billion, $35 million or 3% higher than in 2018, primarily reflecting the impact of costs associated with higher business volumes.

Income Tax Expense
Income tax expense in 2019 was $195 million, $153 million or 364% higher than in 2018, primarily reflecting the impacts of (i) the $680 million increase in income before income taxes in 2019 and (ii) the reduction in income tax expense in 2018 resulting from the Company's voluntary contribution to its qualified domestic pension plan. The level of income tax expense in both years reflected the impact of tax-exempt investment income on the calculation of the Company’s tax provision.

Combined Ratio
The combined ratio of 94.2% in 2019 was 6.4 points lower than the combined ratio of 100.6% in 2018. The loss and loss adjustment expense ratio of 68.0% in 2019 was 6.1 points lower than the loss and loss adjustment expense ratio of 74.1% in 2018. The underwriting expense ratio of 26.2% in 2019 was 0.3 points lower than the underwriting expense ratio of 26.5% in 2018.

Catastrophe losses accounted for 4.0 points and 10.7 points of the combined ratio in 2019 and 2018, respectively. Net favorable prior year reserve development in 2019 and 2018 provided 1.3 and 1.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2019 was 0.5 points higher than the 2018 ratio on the same basis, primarily reflecting the impacts of (i) higher non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) the impact on earned premiums related to the Company's new catastrophe reinsurance treaty, mostly impacting Agency Homeowners and Other, partially offset by (iii) earned pricing that exceeded loss cost trends in Agency Automobile and (iv) a lower underwriting expense ratio.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Agency:
Automobile	$5,154	$4,998	$4,671
Homeowners and Other	4,685	4,213	4,000
Total Agency	9,839	9,211	8,671
Direct-to-Consumer	418	398	362
Total Domestic	10,257	9,609	9,033
International	724	723	662
Total Personal Insurance	$10,981	$10,332	$9,695

	Net Written Premiums
(for the year ended December 31, in millions)	2019	2018	2017
Domestic:
Agency:
Automobile	$5,124	$4,972	$4,646
Homeowners and Other	4,540	4,148	3,933
Total Agency	9,664	9,120	8,579
Direct-to-Consumer	412	396	361
Total Domestic	10,076	9,516	8,940
International	707	708	650
Total Personal Insurance	$10,783	$10,224	$9,590
Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross written premiums in 2019 increased by 7% over 2018. Net written premiums in 2019 increased by 6% over 2018. Net written premium growth in 2019 was impacted by the Company's new catastrophe reinsurance treaty entered into in the first quarter of 2019.

Domestic Agency Automobile net written premiums of $5.12 billion in 2019 were 3% higher than in 2018. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive but were lower than in 2018. New business premiums in 2019 increased over 2018.

Domestic Agency Homeowners and Other net written premiums of $4.54 billion in 2019 were 9% higher than in 2018. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty. Business retention rates remained strong in 2019. Renewal premium changes in 2019 remained positive and were higher than in 2018. New business premiums in 2019 increased over 2018.

For its domestic Agency business, Personal Insurance had approximately 7.5 million and 7.2 million active policies at December 31, 2019 and 2018, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums in 2019 were 4% higher than in 2018, primarily driven by growth in homeowners and other. Net written premiums in 2019 were reduced by the new catastrophe reinsurance treaty.

International net written premiums in 2019 were comparable with 2018.

For its International and Direct-to-Consumer business, Personal Insurance had approximately 869,000 and 900,000 active policies at December 31, 2019 and 2018, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2019	2018	2017
Income (loss)	$(297)	$(298)	$(254)
The Income (loss) for Interest Expense and Other in 2019 was $1 million lower than in 2018. Pre-tax interest expense in 2019 and 2018 was $344 million and $352 million, respectively. After-tax interest expense in 2019 and 2018 was $272 million and $278 million, respectively.

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

The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2019	2018	2019	2018	2019	2018
Policyholders with settlement agreements	12	11	$10	$20	$45	$53
Home office and field office policyholders	1,439	1,466	200	188	1,093	1,089
Assumed reinsurance and other	—	—	14	17	141	139
Total	1,451	1,477	$224	$225	$1,279	$1,281
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

In the home office and field office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders with open asbestos claims and net asbestos-related payments were comparable with 2018. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders in the home office and field office category and the assumed reinsurance and other category as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves, and the Company’s evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.

The completion of these reviews and analyses in 2019, 2018 and 2017 resulted in $220 million, $225 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the home office and field office category. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment surrounding mesothelioma claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2019, 2018 and 2017 were $224 million, $225 million and $271 million, respectively.  Approximately 4%, 9% and 4% of total net paid losses in 2019, 2018 and 2017, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.
The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2019	2018	2017
Beginning reserves:
Gross	$1,608	$1,538	$1,512
Ceded	(327)	(257)	(186)
Net	1,281	1,281	1,326
Incurred losses and loss expenses:
Gross	268	343	340
Ceded	(48)	(118)	(115)
Net	220	225	225
Paid loss and loss expenses:
Gross	277	273	315
Ceded	(53)	(48)	(44)
Net	224	225	271
Foreign exchange and other:
Gross	2	—	1
Ceded	—	—	—
Net	2	—	1
Ending reserves:
Gross	1,601	1,608	1,538
Ceded	(322)	(327)	(257)
Net	$1,279	$1,281	$1,281
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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower-tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2019, 2018 and 2017, the Company increased its net environmental reserves by $76 million, $55 million and $65 million, respectively.

At December 31, 2019, approximately 92% of the net environmental reserve (approximately $296 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $25 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2019	2018	2017
Beginning reserves:
Gross	$358	$373	$395
Ceded	(24)	(13)	(13)
Net	334	360	382
Incurred losses and loss expenses:
Gross	84	71	74
Ceded	(8)	(16)	(9)
Net	76	55	65
Paid loss and loss expenses:
Gross	92	86	97
Ceded	(2)	(6)	(9)
Net	90	80	88
Foreign exchange and other:
Gross	—	—	1
Ceded	1	(1)	—
Net	1	(1)	1
Ending reserves:
Gross	350	358	373
Ceded	(29)	(24)	(13)
Net	$321	$334	$360
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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2019 were $77.88 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at December 31, 2019 was $68.13 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2019 and 2018.  Below investment grade securities represented 2.1% and 2.3% of the total fixed maturity investment portfolio at December 31, 2019 and 2018, respectively.  The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at December 31, 2019 and 4.5 (4.7 excluding short-term securities) at December 31, 2018. The decrease in duration compared with December 31, 2018 primarily reflected the decrease in market interest rates during 2019.
The carrying values of investments in fixed maturities classified as available for sale at December 31, 2019 and 2018 were as follows:

	2019		2018
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	Aaa/Aa1	$2,064	Aaa/Aa1
Obligations of states, municipalities and political subdivisions:	0
Local general obligation	16,315	Aaa/Aa1	14,572	Aaa/Aa1
Revenue	10,315	Aaa/Aa1	9,853	Aaa/Aa1
State general obligation	1,231	Aaa/Aa1	1,334	Aaa/Aa1
Pre-refunded	2,056	Aaa/Aa1	2,852	Aaa/Aa1
Total obligations of states, municipalities and political subdivisions	29,917		28,611
Debt securities issued by foreign governments	1,173	Aaa/Aa1	1,257	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	Aaa/Aa1	2,573	Aaa/Aa1
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	3,841	A1	3,641	A1
Insurance	1,183	Aa3	1,006	A1
Finance/leasing	42	Ba3	39	Ba2
Brokerage and asset management	103	A1	80	A1
Total financial	5,169		4,766
Industrial	18,128	A3	16,957	A3
Public utility	3,953	A3	3,222	A2
Canadian municipal securities	1,416	Aa2	1,165	Aa2
Sovereign corporate securities (2)	582	Aaa	629	Aaa
Commercial mortgage-backed securities and project loans (3)	1,509	Aaa	1,217	Aaa
Asset-backed and other	912	Aa1	1,003	Aa1
Total all other corporate bonds and redeemable preferred stock	31,669		28,959
Total fixed maturities	$68,134	Aa2	$63,464	Aa2
___________________________________________

(1)	Rated using external rating agencies or by the Company when a public rating does not exist.

(2)	Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2019 and 2018 were $557 million and $456 million of securities guaranteed by the U.S. government, respectively, and $2 million of securities guaranteed by government-sponsored enterprises at both December 31, 2019 and 2018.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2019, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$29,164	42.9%
Aa	15,819	23.2
A	12,148	17.8
Baa	9,541	14.0
Total investment grade	66,672	97.9
Below investment grade	1,462	2.1
Total fixed maturities	$68,134	100.0%
Obligations of States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2019 and 2018 included $29.92 billion and $28.61 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2019 and 2018 were $2.06 billion and $2.85 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The following table shows the geographic distribution of the $27.86 billion of municipal bonds at December 31, 2019 that were not pre-refunded:

(at December 31, 2019, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$14	$2,803	$1,143	$3,960	Aaa
Washington	110	1,389	483	1,982	Aaa/Aa1
Virginia	8	913	826	1,747	Aaa/Aa1
California	—	1,086	454	1,540	Aaa/Aa1
Minnesota	73	1,089	246	1,408	Aaa/Aa1
North Carolina	97	794	438	1,329	Aaa/Aa1
Massachusetts	—	123	1,089	1,212	Aaa/Aa1
Colorado	—	711	282	993	Aa1
Maryland	33	726	166	925	Aaa/Aa1
Georgia	158	596	160	914	Aaa/Aa1
Wisconsin	143	496	182	821	Aa1
Tennessee	63	623	88	774	Aa1
Florida	46	77	624	747	Aa1
South Carolina	53	557	118	728	Aa1
All others (2)	433	4,332	4,016	8,781	Aaa/Aa1
Total	$1,231	$16,315	$10,315	$27,861	Aaa/Aa1
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

The following table displays the funding sources for the $10.32 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2019:

(at December 31, 2019, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water and sewer	$4,016	Aaa/Aa1
Higher education	2,626	Aaa/Aa1
Power utilities	785	Aa1
Transportation	727	Aa1
Special tax	578	Aa1
Health care	94	Aa2
Housing	35	Aaa/Aa1
Lease	34	Aaa/Aa1
Industrial	14	A2
Property tax	12	Aa2
Other revenue sources	1,394	Aaa/Aa1
Total	$10,315	Aaa/Aa1
___________________________________________

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2019.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2019:

(at December 31, 2019, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$790	Aaa
United Kingdom	355	Aa2
All Others (2)	28	Baa2
Total	$1,173	Aaa/Aa1
___________________________________________

(1)	Rated using external rating agencies or by the Company when a public rating does not exist.
(2)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.
The following table shows the Company’s Eurozone exposure at December 31, 2019 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2019, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$78	A2	$—	—	$19	Baa2
Ireland	—	—	—	—	—	—	138	Baa2
Greece	—	—	—	—	—	—	—	—
Italy	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		78		—		157
Eurozone Non-Periphery
Germany	—	—	5	Baa3	353	Aaa/Aa1	535	A3
France	—	—	4	A1	—	—	632	A2
Netherlands	—	—	150	A1	218	Aaa/Aa1	337	A2
Austria	—	—	—	—	124	Aa2	—	—
Finland	—	—	26	Aa3	—	—	—	—
Belgium	—	—	—	—	—	—	74	Baa1
Luxembourg	—	—	—	—	—	—	14	Aa3
Subtotal	—		185		695		1,592
Total	$—		$263		$695		$1,749
___________________________________________

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $619 million of short-term securities which have high ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.

In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $131 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $134 million to these partnerships.  The Company has no non-redeemable preferred stock issued by companies in the Eurozone.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2019 and 2018 included $3.28 billion and $2.57 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2019 and 2018, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.51 billion and $1.22 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At December 31, 2019 and 2018, the carrying value of the Company's other investments was $3.42 billion and $3.56 billion, respectively. The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.66 billion and $1.60 billion at December 31, 2019 and 2018, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2019 and 2018, the Company had $404 million and $367 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2019 and 2018 was $368 million and $319 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2019 and 2018.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company's subsidiaries participating in Lloyd's, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $173 million and $115 million held by a wholly-owned subsidiary at December 31, 2019 and 2018, respectively, and $34 million and $33 million held by TRV at December 31, 2019 and 2018, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.

Net Unrealized Investment Gains (Losses)
The net unrealized investment gains (losses) that were included in shareholders' equity were as follows:

(at December 31, in millions)	2019	2018	2017
Fixed maturities	$2,853	$(137)	$1,378
Equity securities	—	—	13
Other investments	—	—	23
Unrealized investment gains (losses) before tax	2,853	(137)	1,414
Tax expense (benefit)	607	(24)	460
Net unrealized investment gains (losses) included in accumulated other comprehensive income at year end	2,246	(113)	954
Tax effect of TCJA	—	—	158
Net unrealized investment gains (losses) included in shareholders' equity at end of year	$2,246	$(113)	$1,112
The Company reported net unrealized investment gains included in shareholders’ equity at December 31, 2019 as compared to net unrealized losses at December 31, 2018. This change is due to a decline in interest rates during 2019. Equity securities, which include public common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income. Prior to January 1, 2018, equity securities were classified as available for sale, and changes in their fair value were charged or credited directly to other comprehensive income.

At December 31, 2019, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.
For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At December 31, 2019 and 2018, below investment grade securities comprised 2.1% and 2.3%, respectively, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2019 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $152 million and a fair value of $146 million, resulting in a net pre-tax unrealized investment loss of $6 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2019 and accounted for approximately 21% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2019.
Impairment Charges
Impairment charges included in net realized investment gains in the consolidated statement of income were $4 million and $1 million for the years ended December 31, 2019 and 2018, respectively. See note 3 of notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2019, the Company incurred pre-tax realized losses of $8 million on the sale of fixed maturity investments having a fair value of $317 million.
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

The Company actively monitors and evaluates changes in third-party models and, when necessary, calibrates the catastrophe risk model estimates delivered via its own proprietary modeling processes.  The Company considers historical loss experience, recent events, underwriting practices, market share analyses, external scientific analysis and various other factors, including non-modeled losses, to refine its proprietary view of catastrophe risk. These proprietary models are updated regularly as new information and techniques emerge.

The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity), based on the proprietary and third-party computer models utilized by the Company at December 31, 2019.  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $1.6 billion, or 7% of the Company’s common equity at December 31, 2019.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.3	$0.5
1.0% (1-in-100)	$1.6	$0.7
0.4% (1-in-250)	$2.2	$1.2
0.1% (1-in-1,000)	$4.9	$1.9

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	7%	3%
0.4% (1-in-250)	9%	5%
0.1% (1-in-1,000)	21%	8%
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

The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio at December 31, 2019 and catastrophe reinsurance program at January 1, 2020, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1-Business-Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.
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

Moreover, the Company is exposed to the risk of material losses from other than property and workers’ compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events, as well as acts of terrorism and cyber events.

For more information about the Company’s exposure to catastrophe losses, see “Item 1A-Risk Factors-High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “Item 1A-Risk Factors- We may be adversely affected if our pricing and capital models provide materially different indications than actual results.”

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades have underscored the unpredictability of future climate trends and created uncertainty regarding insurers’ exposures to financial loss as a result of catastrophes and other weather-related events. The insurance industry experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, more people living in high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion and an increase in the average size of a house. For example, hurricane and storm surge activity have impacted areas further inland than previously experienced, and demographic changes have resulted in larger populations in coastal areas which historically have been subject to severe storms, thus expanding the Company’s potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. The frequency and severity of wildfire losses have been elevated in more recent years, due in part to record droughts in California that some climate studies suggest are likely to increase over time. Demographic changes in areas prone to wildfires have expanded the Company’s potential for losses from wildfires. Moreover, the Company’s catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions, inadequate reflection of regulatory changes and the other factors mentioned above. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.

The Company discusses how changing climate conditions may present other issues for its business under “Item 1A - Risk Factors” and “Outlook.” For example, among other things:

•
Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “-Outlook-Underwriting Gain/Loss.”

•
Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas. See “Item 1A—Risk Factors—Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses.”

•
Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers, including state insurance regulations that could impact the Company’s ability to manage property exposures in areas vulnerable to significant climate driven losses. For example, a state recently passed legislation that restricts a carrier's ability to cancel or non-renew policies within or adjacent to declared state emergency zip codes. If the Company is unable to implement risk-based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.” In addition, climate change regulation could increase the Company’s customers’ costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Increased regulation may also result in reduced economic activity, which would decrease the amount of insurable assets and businesses.

•
The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to changing climate conditions. Through the Company’s Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2019	2018
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,476	$3,485
Allowance for uncollectible reinsurance	(92)	(110)
Net reinsurance recoverables	3,384	3,375
Mandatory pools and associations	1,886	2,005
Structured settlements	2,965	2,990
Total reinsurance recoverables	$8,235	$8,370
Net reinsurance recoverables at December 31, 2019 were comparable to recoverables at December 31, 2018.
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2019 (in millions).  Also included is the A.M. Best rating of the Company's predominant reinsurer from each such reinsurer group at February 13, 2020:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$457	A+	second highest of 16 ratings
Berkshire Hathaway	347	A++	highest of 16 ratings
Munich Re Group	289	A+	second highest of 16 ratings
AXA Group	170	A+	second highest of 16 ratings
Alleghany Group	141	A+	second highest of 16 ratings
At December 31, 2019, the Company held $823 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in total reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2019 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 13, 2020:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group(1)	$777	A-	fourth highest of 16 ratings
Genworth Financial Group (2)	338	B	seventh highest of 16 ratings
John Hancock Group	272	A+	second highest of 16 ratings
Brighthouse Financial, Inc.	248	A	third highest of 16 ratings
Symetra Financial Corporation	241	A	third highest of 16 ratings
___________________________________________
(1) On February 7, 2020, Fidelity National Financial, Inc. announced that it had signed a merger agreement to acquire FGL Holdings (Fidelity & Guaranty Life Group). The transaction is expected to close in the second or third quarter of 2020, and is subject to the approval of FGL Holdings stockholders and federal and state regulators, as well as the satisfaction of other customary closing conditions.

(2)
On October 23, 2016, Genworth Financial (Genworth) announced that they entered into a definitive agreement under which China Oceanwide Holdings Group Co., Ltd. (China Oceanwide) agreed to acquire all of the outstanding shares of Genworth. China Oceanwide is a privately held, family-owned international financial holding group headquartered in Beijing, China. On March 7, 2017, Genworth stockholders adopted the merger agreement, and the acquisition is pending the receipt of required regulatory approvals. On December 23, 2019, the parties agreed to extend the closing deadline for the transaction until March 31, 2020.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2020. In Business Insurance, the Company expects that domestic renewal premium changes for 2020 will remain positive and will be higher than the level attained in 2019. In Bond & Specialty Insurance, the Company expects that renewal premium changes with respect to domestic management liability business for 2020 will remain positive and will be higher than the level attained in 2019. In Personal Insurance, the Company expects that domestic Agency Automobile renewal premium changes for 2020 will remain positive but will be lower than the level attained in 2019. The Company expects that domestic Agency Homeowners and Other renewal premium changes for 2020 will remain positive and will be higher than the level attained in 2019. The need for state regulatory approval for changes to personal and many commercial property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes. Given the relatively smaller amount of premium that the Company generates from outside the United States and the transactional nature of some of those markets, particularly Lloyd’s, international renewal premium changes during 2020 could be somewhat higher, broadly consistent with or somewhat lower than the levels attained in 2019; however, the Company expects that international renewal premium changes for the first half of 2020 will remain positive and will be higher than the level attained in the same period of 2019.

Property and casualty insurance market conditions are expected to remain competitive during 2020 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time.

Economic conditions in the United States and elsewhere could change due to a variety of factors, including the political and regulatory environment, changes to monetary policy, inflation or deflation (including the impact of rapid changes in wages and/or commodity prices), changes in tariffs or other international trade regulations, fluctuations in interest rates and foreign currency exchange rates, high levels of global debt after an extended period of low interest rates, the United Kingdom’s withdrawal from the European Union, a shutdown of the U.S. government, the failure by the U.S. government to raise the debt ceiling, changes to the U.S. Federal budget and further potential changes in tax laws or health care legislation in the United States. The resulting changes in levels of economic activity could positively or negatively impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, changes in levels of economic activity could positively or negatively impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could positively or negatively impact net written premiums during 2020, and because earned premiums are a function of net written premiums, earned premiums could be impacted on a lagging basis.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity; changes in current period loss estimates resulting from prior period loss development; changes in loss trend; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

Catastrophe losses and non-catastrophe weather-related losses are inherently unpredictable from period to period. The Company’s results of operations could be adversely impacted if significant catastrophe and/or non-catastrophe weather-related losses were to occur.

On average over the last ten years, the Company has experienced approximately 40% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes.  Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations.  Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the cost or coverage terms of such programs will be effective after such dates.

Over the past decade, the Company’s results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes in future periods higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or, as was the case in 2019, unfavorable prior year reserve development. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

It is possible that changes in economic conditions could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.”

In Business Insurance, the Company expects that for 2020 in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in 2019, assuming the anticipated impacts of earned pricing in excess of loss cost trends and improved results in the Company's international business. The improvements are expected in the second through fourth quarters of the year as a result of the timing impact of higher loss estimates recognized in the same periods of 2019 in the general liability product line for primary and excess coverages and in the commercial automobile product line.

In Bond & Specialty Insurance, the Company expects that for 2020 in the aggregate, the underlying underwriting margin will be broadly consistent with 2019 and the underlying combined ratio will be slightly higher than in 2019.

In Personal Insurance, the Company expects that for 2020 in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in 2019. The improvements are expected in the second through fourth quarters of the year assuming lower levels of non-catastrophe weather-related losses. In Agency Automobile, the Company expects that for 2020 in the aggregate, the underlying underwriting margin and the underlying combined ratio will be broadly consistent with 2019. In Agency Homeowners and Other, the Company expects that for 2020 in the aggregate, the underlying underwriting margin will be higher, and the underlying combined ratio will be lower, than in 2019. The improvements are expected in the second through fourth quarters of the year assuming lower levels of non-catastrophe weather-related losses.

Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at December 31, 2019. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2019, the Company had no open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by slightly higher levels of fixed income investments, the Company expects that for 2020, after-tax net investment income from that portfolio will be approximately $5 million to $10 million lower on a quarterly basis as compared to the corresponding quarters of 2019. The impact of future market conditions on net investment income from the Company's non-fixed income investment portfolios for 2020 is hard to predict. If general economic conditions and/or investment market conditions change, the Company could experience an increase or decrease in net investment income and/or significant realized investment gains or losses (including impairments) compared with 2019.

The Company had a net pre-tax unrealized investment gain of $2.85 billion ($2.25 billion after-tax) in its fixed maturity investment portfolio at December 31, 2019. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us” included in “Part I—Item 1A—Risk Factors.”

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors.” For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are also subject to a number of additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk.”

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been in the absence of such growth. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company’s common share repurchases in 2019, see “Liquidity and Capital Resources.”

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

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
Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above. Subject to restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company’s insurance subsidiaries, see “Part I—Item 1—Business—Regulation.”

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2019, TRV held total cash and short-term invested assets in the United States aggregating $1.43 billion and having a weighted average maturity of 53 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion).   TRV’s holding company liquidity of $1.43 billion at December 31, 2019 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2019.

TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 10, 2022 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At December 31, 2019, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $317 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2019. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash flows provided by operating activities were $5.21 billion and $4.38 billion in 2019 and 2018, respectively.  The increase in cash flows in 2019 primarily reflected higher levels of cash received for (i) premiums and (ii) net investment income, and (iii) a lower level of payments for general and administrative expenses, partially offset by the impacts of higher levels of payments for (iv) claims and claim adjustment expenses and (v) commission expenses. The higher level of payments for claims and claim adjustment expenses in 2019 included the impact of increased business volumes, partially offset by a lower level of payments related to catastrophe losses. The lower level of payments for general and administrative expenses reflected no voluntary contribution to the Company's qualified domestic pension plan in 2019, compared to a voluntary contribution of $200 million in 2018. The qualified domestic pension plan was 108% and 109% funded at December 31, 2019 and 2018, respectively.
Investing Activities
Net cash used in investing activities was $2.90 billion and $2.33 billion in 2019 and 2018 , respectively.  The Company’s consolidated total investments at December 31, 2019 increased by $5.61 billion, or 8% over December 31, 2018, primarily reflecting the impacts of (i) net unrealized gains on investments at December 31, 2019 as compared with net unrealized losses on investments at December 31, 2018 due to a decline in interest rates during 2019 and (ii) net cash flows provided by operating activities, partially offset by (iii) common share repurchases and (iv) dividends paid to shareholders.
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

Financing Activities
Net cash flows used in financing activities were $2.19 billion and $2.01 billion in 2019 and 2018, respectively.  The totals in both years primarily reflected common share repurchases, dividends paid to shareholders and the payment of debt, partially offset by the issuance of debt and proceeds from employee stock option exercises. Common share repurchases in 2019 and 2018 were $1.55 billion and $1.32 billion, respectively.
Debt Transactions.
2019. On March 4, 2019, the Company issued $500 million aggregate principal amount of 4.10% senior notes that will mature on March 4, 2049.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $492 million.  Interest on the senior notes is payable semi-annually in arrears on March 4 and September 4.  Prior to September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 4, 2048 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 20 basis points.  On or after September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Dividends.  Dividends paid to shareholders were $844 million and $814 million in 2019 and 2018 , respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of

Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 23, 2020, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.82 per share, payable March 31, 2020 to shareholders of record on March 10, 2020.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. The following table summarizes repurchase activity in 2019 and the remaining repurchase capacity at December 31, 2019:

(in millions, except per share amounts) Quarterly Period Ending	Number of shares repurchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2019	2.9	$375	$129.42	$2,911
June 30, 2019	2.6	375	$145.87	$2,536
September 30, 2019	2.5	375	$147.23	$2,161
December 31, 2019	2.8	375	$134.33	$1,786
Total	10.8	$1,500	$138.80	$1,786
From the inception of the first authorization on May 2, 2006 through December 31, 2019, the Company has repurchased a cumulative total of 508.1 million shares for a total cost of $34.21 billion, or an average of $67.34 per share.
In both 2019 and 2018, the Company acquired 0.4 million shares of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2019 and 2018:

(at December 31, in millions)	2019	2018
Debt:
Short-term	$600	$600
Long-term	6,004	6,004
Net unamortized fair value adjustments and debt issuance costs	(46)	(40)
Total debt	6,558	6,564
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,303	24,753
Accumulated other comprehensive income (loss)	640	(1,859)
Total shareholders’ equity	25,943	22,894
Total capitalization	$32,501	$29,458
Total capitalization at December 31, 2019 was $32.50 billion, $3.04 billion higher than at December 31, 2018, primarily reflecting the impacts of (i) accumulated other comprehensive income of $640 million at December 31, 2019 as compared with an accumulated other comprehensive loss of $1.86 billion at December 31, 2018, primarily reflecting the change in unrealized appreciation on investments due to a decline in interest rates during 2019, (ii) net income of $2.62 billion and (iii) proceeds from the exercise of employee share options of $213 million, partially offset by (iv) common share repurchases totaling $1.50 billion under the Company’s share repurchase authorization and (v) shareholder dividends of $848 million.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity:

(at December 31, dollars in millions)	2019	2018
Total capitalization	$32,501	$29,458
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	2,246	(113)
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$30,255	$29,571
Debt-to-total capital ratio	20.2%	22.3%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.7%	22.2%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 21.7% at December 31, 2019 was within the Company’s target range of 15% to 25%.

Credit Agreement. The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 4, 2023.  Terms of the credit agreement are discussed in more detail in note 8 of notes to the consolidated financial statements.
Shelf Registration.  The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that expires on June 10, 2022 for the potential offering and sale of securities.  The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.
Share Repurchase Authorization.  At December 31, 2019, the Company had $1.79 billion of capacity remaining under its share repurchase authorization approved by the Board of Directors.

Contractual Obligations
The following table summarizes, as of December 31, 2019, the Company’s future payments under contractual obligations and estimated claims and claim-related payments.  The table excludes short-term obligations and includes only liabilities at December 31, 2019 that are expected to be settled in cash.
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
The contractual obligations at December 31, 2019 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$6,250	$500	$—	$—	$5,750
Junior subordinated debentures	254	—	—	—	254
Total debt principal	6,504	500	—	—	6,004
Interest	6,526	332	625	625	4,944
Total long-term debt obligations (1)	13,030	832	625	625	10,948
Real estate and other operating leases (2)	441	120	175	89	57
Purchase obligations
Information systems administration and maintenance commitments (3)	165	92	68	5	—
Other purchase commitments (4)	231	77	95	46	13
Total purchase obligations	396	169	163	51	13
Long-term unfunded investment commitments (5)	1,666	359	522	553	232
Estimated claims and claim-related payments
Claims and claim adjustment expenses (6)	50,039	11,256	12,551	5,854	20,378
Claims from large deductible policies (7)	—	—	—	—	—
Loss-based assessments (8)	124	23	35	14	52
Reinsurance contracts accounted for as deposits (9)	1	—	1	—	—
Payout from ceded funds withheld (10)	67	8	12	14	33
Total estimated claims and claim-related payments	50,231	11,287	12,599	5,882	20,463
Liabilities related to unrecognized tax benefits (11)	50	—	46	4	—
Total	$65,814	$12,767	$14,130	$7,204	$31,713
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

The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,150	$890	$948	$528	$2,784
The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$44,889	$10,366	$11,603	$5,326	$17,594
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2019.
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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$4,619	$1,261	$1,316	$676	$1,366

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

(11)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $50 million. Offsetting these liabilities are deferred tax assets of $5 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.79 billion is available by the end of 2020 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2020 and/or increase the amount of dividends from its insurance subsidiaries in 2020, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2019.

TRV and its two non-insurance holding company subsidiaries received dividends of $2.50 billion and $2.30 billion from their U.S. insurance subsidiaries in 2019 and 2018, respectively.
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

The Qualified Plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2020 and does not anticipate having a minimum funding requirement in 2021. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2019, 2018 and 2017, there was no minimum funding requirement for the Qualified Plan.  In 2019, the Company made no voluntary contributions to the Qualified Plan. In 2018 and 2017, the Company voluntarily made contributions totaling $200 million and $300 million, respectively, to the Qualified Plan.  Based on its funded status at December 31, 2019, the Company does not currently anticipate making a voluntary contribution to the Qualified Plan in 2020. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.

The Qualified Plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2020, the Company plans to apply an expected long-term rate of return on plan assets of 6.75%, compared with 7.00% in 2019. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.  The decrease in the expected long-term rate of return on plan assets to 6.75% for 2020 primarily reflects the Company's current expectations with regard to long-term interest rates in the future.

For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2019 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2019.

Off-Balance Sheet Arrangements
The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 16 of notes to the consolidated financial statements. The Company does not expect these arrangements will have a material effect on the Company’s financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES
The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2019			December 31, 2018
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,898	$7,451	$12,349	$4,780	$7,092	$11,872
Commercial property	1,035	312	1,347	1,157	297	1,454
Commercial multi-peril	2,148	2,065	4,213	2,089	1,886	3,975
Commercial automobile	2,533	1,872	4,405	2,339	1,661	4,000
Workers’ compensation	10,233	9,279	19,512	10,299	9,216	19,515
Fidelity and surety	261	259	520	280	288	568
Personal automobile	2,019	1,509	3,528	2,038	1,400	3,438
Homeowners and personal—other	838	871	1,709	942	884	1,826
International and other	2,620	1,633	4,253	2,574	1,431	4,005
Property-casualty	26,585	25,251	51,836	26,498	24,155	50,653
Accident and health	13	—	13	15	—	15
Claims and claim adjustment expense reserves	$26,598	$25,251	$51,849	$26,513	$24,155	$50,668
The $1.18 billion increase in gross claims and claim adjustment expense reserves since December 31, 2018 primarily reflected the impacts of higher volumes of insured exposures and loss cost trends for the current accident year.

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

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, changes in the tort environment, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. The Company continually refines its estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established. Due to the inherent uncertainty underlying these estimates including, but not limited to, the future settlement environment, final resolution of the estimated liability for claims and claim adjustment expenses may be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially different than the amount currently recorded-favorable or unfavorable.

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

A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.95 billion at December 31, 2019) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”
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

Some risk factors will affect more than one product line. Examples include changes in claim department practices, changes in the tort environment, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

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

Management’s Estimates
At least once per quarter, certain members of Company management meet with the Company’s actuaries to review the latest claims and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed from the prior period. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -8% to 6% (averaging -3%) for the Company, and from -4% to 0% (averaging -2%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 21% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line, excluding the impacts of increases in asbestos and environmental reserves and the extension of the statute of limitations for childhood sexual molestation claims, was 6% for 2019, -1% for 2018 and -4% for 2017. The 2019 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2013 through 2018, partially offset by better than expected loss experience for management liability coverages in Bond & Specialty Insurance for accident years 2013 through 2015. The 2018 change primarily reflected better than expected loss experience for management liability coverages in Bond & Specialty Insurance for accident years 2013 through 2015, partially offset by higher than expected loss experience for both primary and excess coverages in Business Insurance for accident years 2012 through 2017. The 2017 change primarily reflected better than expected loss experience for both primary and excess coverages for accident years 2009 through 2016.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -22% to -5% (averaging -13%) for the Company, and from -14% to -5% (averaging -8%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 2% of the Company’s total claims and claim adjustment expense reserves.

Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because weather-related events that occur in the second half of the year may not be completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as Storm Sandy and wildfires.

The Company’s change in reserve estimate for this product line was -6% for 2019, -11% for 2018 and -9% for 2017. The 2019 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2016 through 2018. The 2018 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2015 through 2017. The 2017 change primarily reflected better than expected loss experience related to non-catastrophe losses for accident years 2015 and 2016.

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

The Company’s change in reserve estimate for this product line was 4% for 2019, 1% for 2018 and -5% for 2017. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2017 and 2018. The 2018 change primarily reflected higher than expected loss experience for liability coverages for accident year 2017. The 2017 change primarily reflected better than expected loss experience for liability coverages for accident years 2016 and prior.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 11% (averaging 4%) for the Company, and from -3% to 7% (averaging 3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was 7% for 2019, 11% for 2018 and 4% for 2017. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2015 through 2018. The 2018 change primarily reflected higher than expected loss experience for liability coverages for accident years 2014 through 2017. The 2017 change primarily reflected higher than expected loss experience for liability coverages for accident years 2013 through 2016.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required workers’ compensation reserves (beyond those included in the general discussion section) include:

Indemnity risk factors

•	Time required to recover from the injury

•	Degree of available transitional jobs

•	Degree of legal involvement

•	Changes in the interpretations and processes of the administrative bodies that oversee workers’ compensation claims

•	Future wage inflation for states that index benefits

•	Changes in the administrative policies of second injury funds

 Medical risk factors

•	Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules (“inflation”)

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Type of medical treatments received

•	Use of preferred provider networks and other medical cost containment practices

•	Availability of new medical processes and equipment

•	Changes in the use of pharmaceutical drugs, including drugs for pain management

•	Degree of patient responsiveness to treatment

General workers’ compensation risk factors

•	Frequency of reopening claims previously closed

•	Mortality trends of injured workers with lifetime benefits and medical treatment

•	Changes in statutory benefits

•	The impact, if any, of potential future changes to government health insurance legislation

Workers’ compensation book of business risk factors

•	Product mix

•	Injury type mix

•	Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for workers’ compensation, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 0% (averaging -2%) for the Company, and from -4% to 1% (averaging -2%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 38% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -4% for 2019, -4% for 2018 and -3% for 2017. The 2019 change primarily reflected better than expected loss experience for accident years 2018 and prior. The 2018 change primarily reflected better than expected loss experience for accident years 2017 and prior. The 2017 change primarily reflected better than expected loss experience for accident years 2016 and prior.

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

Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project(s) or commercial transaction being bonded. The frequency of losses in surety generally correlates with economic cycles as the primary cause of surety loss is the inability of an insured to fulfill its contractual obligations. The Company actively seeks to mitigate this exposure to loss through disciplined risk selection, adherence to underwriting standards and ongoing monitoring of contractor progress in significant construction projects. The volatility of surety losses is generally related to the type of business performed by the bonded party, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the surety company to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of a bonded party's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by the bonded party and due to the surety company (e.g., salvage and subrogation efforts), the results of financial restructuring of a bonded party and the availability and cost of replacement contractors, labor and materials.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors

•	Type of business of insured

•	Policy limit and attachment points

•	Third-party claims

•	Coverage litigation

•	Complexity of claims

•	Growth in insureds’ operations

Surety risk factors

•	Economic trends, including the general level of construction activity

•	Concentration of reserves in a relatively few large claims

•	Type of business bonded

•	Type of obligation bonded

•	Cumulative limits of liability for the bonded party

•	Assets available to mitigate loss

•	Defective workmanship/latent defects

•	Financial strategy of the bonded party

•	Changes in statutory obligations

•	Geographic spread of business

Fidelity and Surety book of business risk factors

•	Changes in policy provisions (e.g., deductibles, limits, endorsements)

•	Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -8% (averaging -19%) for the Company, and from -17% to -6% (averaging -11%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.

In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

The Company’s change in reserve estimate for this product line was -11% for 2019, -10% for 2018 and -10% for 2017. The 2019 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident year 2017. The 2018 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 and 2016. The 2017 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2014 and 2015.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required personal automobile reserves (beyond those included in the general reserve discussion section) include:

Bodily injury, property damage liability and no-fault risk factors

•	Trends in jury awards

•	Changes in the underlying court system and its philosophy

•	Changes in case law

•	Litigation trends

•	Increases in attorney involvement in, or impact on, claims

•	Frequency of claims with payment capped by policy limits

•	Change in average severity of accidents, or proportion of severe accidents

•	Changes in auto safety technology

•	Frequency and severity of claims involving distracted drivers and pedestrians

•	Subrogation opportunities

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Types of medical treatments received

•	Changes in cost of medical treatments

•	Effectiveness of no-fault laws

•	Degree of patient responsiveness to treatment

•	Changes in claim handling philosophies

Personal automobile book of business risk factors

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

•	Changes in underwriting standards

•	Changes in the use of permissible data for rating and underwriting

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

The Company’s change in reserve estimate for this product line was -2% for 2019, -2% for 2018 and 0% for 2017. The 2019 change primarily reflected better than expected loss experience for liability coverages in accident years 2016 through 2018. The 2018 change primarily reflected better than expected loss experience for liability coverages for accident years 2015 through 2017.

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

Homeowners book of business risk factors

•	Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)

•	Degree of concentration of policyholders

•	Changes in underwriting standards

•	Changes in the use of permissible data for rating and underwriting

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -17% to 3% (averaging -8%) for the Company, and from -7% to 1% (averaging -4%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.

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

The Company’s change in reserve estimate for this product line (excluding the umbrella line of business) was -3% for 2019, -2% for 2018 and 1% for 2017. The 2019 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2015, 2016 and 2018. The 2018 change primarily reflected better than expected loss experience for liability coverages for accident years 2014 through 2016, largely offset by higher than expected loss experience for catastrophe losses for accident year 2017. The 2017 change primarily reflected modestly higher than expected loss experience for liability coverages for accident years 2014 and 2015.

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

Due to changes in the business mix for this product line over time, incurred claim liabilities for more recent years are generally shorter-tailed (due to both the products and the jurisdictions involved, e.g., Canada, the Republic of Ireland and the United Kingdom), compared to the older liabilities from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct) and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.

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

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos and environmental) represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.

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

The Company has entered into a reinsurance contract in connection with catastrophe bonds issued by Long Point Re III. This contract meets the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The catastrophe bonds are described in more detail in “Item 1-Business-Catastrophe Reinsurance.”

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

•
the impact of developments in the tort environment, such as increased attorney involvement in insurance claims and legislation allowing victims of sexual abuse to file or proceed with claims that otherwise would have been time-barred.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2019. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company's investment portfolio at December 31, 2019 and 2018 was $77.88 billion and $72.28 billion, respectively, of which 87% and 88% was invested in fixed maturity securities, respectively. At December 31, 2019 and 2018, approximately 6.6% and 6.7%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.2% and 4.1% of the total invested assets at December 31, 2019 and 2018, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 1.7% and 1.9% of total invested assets at December 31, 2019 and 2018, respectively. Invested assets denominated in other currencies at December 31, 2019 and 2018 were not material.

There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2019 compared to the year ended December 31, 2018. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

Interest Rate Risk
In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities and debt and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk (inclusive of credit spreads). The sensitivity analysis model uses various basis point changes in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2019 and 2018.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2019 and 2018 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

Table of Contents

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.07 billion and $2.31 billion based on a 100 basis point increase in interest rates at December 31, 2019 and 2018, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $515 million and $487 million at December 31, 2019 and 2018, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s claims and claim adjustment expense reserves balance at December 31, 2019 was $51.8 billion. The claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid claims, which is comprised of claims that have been reported and claims that have been incurred but not reported.

We identified the evaluation of the estimate of claims and claim adjustment expense reserves as a critical audit matter. The process of evaluating the estimate of claims and claim adjustment expense reserves involves significant auditor judgment due to the inherent uncertainty in the ultimate amounts and timing of claim payments, which may be affected by a number of internal and external considerations, such as:

•	Changes in claims handling procedures;

•	Economic inflation and changes in the tort environment; and

•	Legislative changes, among others.

Evaluating the impact of these considerations on the ultimate costs of claims and claim adjustment expenses requires specialized skills and knowledge.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s reserving process for claims and claim adjustment expense reserves, including controls related to the actuarial analyses and the determination of the Company’s estimate of the claims and claim adjustment expense reserves. We involved actuarial professionals with specialized skills and knowledge who assisted in:

•	Assessing the assumptions and methodologies underlying the Company’s reserve estimate by participating in quarterly discussions with the Company’s actuaries;

•	Evaluating the Company’s estimates by performing independent analyses of net and gross claims and claim adjustment expense reserves for certain lines of business;

•	Assessing the Company's internally prepared actuarial analyses in comparison to the Company's internal experience and related industry trends for selected other lines of business; and

•	Developing an overall range of reserve estimates and assessing the position of the Company’s recorded reserve relative to the range.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1994.
New York, New York
February 13, 2020

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2019	2018	2017
Revenues
Premiums	$28,272	$27,059	$25,683
Net investment income	2,468	2,474	2,397
Fee income	459	432	447
Net realized investment gains (1)	113	114	216
Other revenues	269	203	159
Total revenues	31,581	30,282	28,902
Claims and expenses
Claims and claim adjustment expenses	19,133	18,291	17,467
Amortization of deferred acquisition costs	4,601	4,381	4,166
General and administrative expenses	4,365	4,297	4,170
Interest expense	344	352	369
Total claims and expenses	28,443	27,321	26,172
Income before income taxes	3,138	2,961	2,730
Income tax expense	516	438	674
Net income	$2,622	$2,523	$2,056
Net income per share
Basic	$10.01	$9.37	$7.39
Diluted	$9.92	$9.28	$7.33
Weighted average number of common shares outstanding
Basic	260.0	267.4	276.0
Diluted	262.3	269.8	278.6
___________________________________________
(1) Total other-than-temporary impairment (OTTI) losses were $(3) million, $(1) million and $(13) million for the years ended December 31, 2019, 2018 and 2017, respectively.  Of total OTTI, credit losses of $(4) million, $(1) million and $(14) million for the years ended December 31, 2019, 2018 and 2017, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $1 million, $0 million and $1 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains (losses) on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the year ended December 31,	2019	2018	2017
Net income	$2,622	$2,523	$2,056
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,994	(1,489)	294
Having credit losses recognized in the consolidated statement of income	(4)	(27)	8
Net changes in benefit plan assets and obligations	33	(56)	29
Net changes in unrealized foreign currency translation	117	(247)	191
Other comprehensive income (loss) before income taxes	3,140	(1,819)	522
Income tax expense (benefit)	641	(349)	110
Other comprehensive income (loss), net of taxes	2,499	(1,470)	412
Comprehensive income	$5,121	$1,053	$2,468

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2019	2018
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,281 and $63,601)	$68,134	$63,464
Equity securities, at fair value (cost $376 and $382)	425	368
Real estate investments	963	904
Short-term securities	4,943	3,985
Other investments	3,419	3,557
Total investments	77,884	72,278
Cash	494	373
Investment income accrued	618	624
Premiums receivable	7,909	7,506
Reinsurance recoverables	8,235	8,370
Ceded unearned premiums	689	578
Deferred acquisition costs	2,273	2,120
Deferred taxes	—	445
Contractholder receivables	4,619	4,785
Goodwill	3,961	3,937
Other intangible assets	330	345
Other assets	3,110	2,872
Total assets	$110,122	$104,233
Liabilities
Claims and claim adjustment expense reserves	$51,849	$50,668
Unearned premium reserves	14,604	13,555
Contractholder payables	4,619	4,785
Payables for reinsurance premiums	363	289
Deferred taxes	137	—
Debt	6,558	6,564
Other liabilities	6,049	5,478
Total liabilities	84,179	81,339
Shareholders’ equity
Common stock (1,750.0 shares authorized; 255.5 and 263.7 shares issued, 255.5 and 263.6 shares outstanding)	23,469	23,144
Retained earnings	36,977	35,204
Accumulated other comprehensive income (loss)	640	(1,859)
Treasury stock, at cost (522.1 and 510.9 shares)	(35,143)	(33,595)
Total shareholders’ equity	25,943	22,894
Total liabilities and shareholders’ equity	$110,122	$104,233

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2019	2018	2017
Common stock
Balance, beginning of year	$23,144	$22,886	$22,614
Employee share-based compensation	180	108	136
Compensation amortization under share-based plans and other changes	145	150	136
Balance, end of year	23,469	23,144	22,886
Retained earnings		.
Balance, beginning of year	35,204	33,462	32,196
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	22	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	24	—
Net income	2,622	2,523	2,056
Dividends	(848)	(818)	(789)
Other	(1)	(9)	(1)
Balance, end of year	36,977	35,204	33,462
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(1,859)	(343)	(755)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(22)	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	(24)	—
Other comprehensive income (loss)	2,499	(1,470)	412
Balance, end of year	640	(1,859)	(343)
Treasury stock, at cost
Balance, beginning of year	(33,595)	(32,274)	(30,834)
Treasury stock acquired — share repurchase authorization	(1,500)	(1,270)	(1,378)
Net shares acquired related to employee share-based compensation plans	(48)	(51)	(62)
Balance, end of year	(35,143)	(33,595)	(32,274)
Total shareholders’ equity	$25,943	$22,894	$23,731
Common shares outstanding
Balance, beginning of year	263.6	271.4	279.6
Treasury stock acquired — share repurchase authorization	(10.8)	(9.6)	(10.9)
Net shares issued under employee share-based compensation plans	2.7	1.8	2.7
Balance, end of year	255.5	263.6	271.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2019	2018	2017
Cash flows from operating activities
Net income	$2,622	$2,523	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(113)	(114)	(216)
Depreciation and amortization	763	803	813
Deferred federal income tax expense (benefit)	(33)	(13)	337
Amortization of deferred acquisition costs	4,601	4,381	4,166
Equity in income from other investments	(251)	(365)	(397)
Premiums receivable	(384)	(393)	(394)
Reinsurance recoverables	157	(100)	16
Deferred acquisition costs	(4,747)	(4,488)	(4,257)
Claims and claim adjustment expense reserves	1,047	1,246	1,460
Unearned premium reserves	1,008	710	521
Other	535	190	43
Net cash provided by operating activities	5,205	4,380	4,148
Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,845	7,086	8,750
Proceeds from sales of investments:
Fixed maturities	2,187	3,546	1,854
Equity securities	140	178	765
Real estate investments	—	74	23
Other investments	459	511	468
Purchases of investments:
Fixed maturities	(10,711)	(13,526)	(12,250)
Equity securities	(94)	(117)	(459)
Real estate investments	(107)	(74)	(59)
Other investments	(497)	(537)	(541)
Net sales (purchases) of short-term securities	(957)	908	(26)
Securities transactions in the course of settlement	158	(56)	(47)
Acquisitions, net of cash acquired	—	(4)	(439)
Other	(325)	(318)	(241)
Net cash used in investing activities	(2,902)	(2,329)	(2,202)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,500)	(1,270)	(1,378)
Treasury stock acquired — net employee share-based compensation	(48)	(51)	(62)
Dividends paid to shareholders	(844)	(814)	(785)
Payment of debt	(500)	(600)	(657)
Issuance of debt	492	591	789
Issuance of common stock-employee share options	213	132	173
Net cash used in financing activities	(2,187)	(2,012)	(1,920)
Effect of exchange rate changes on cash	5	(10)	11
Net increase in cash	121	29	37
Cash at beginning of year	373	344	307
Cash at end of year	$494	$373	$344
Supplemental disclosure of cash flow information
Income taxes paid	$428	$408	$514
Interest paid	$338	$347	$367

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
Adoption of Accounting Standards
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board (FASB) issued updated guidance to address the recognition, measurement, presentation and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. The updated guidance was effective for the quarter ended March 31, 2018 and early application of certain of the provisions in the updated guidance was allowed. The Company adopted the updated guidance for the quarter ended March 31, 2018 and elected to report changes in the fair value of equity investments in net realized investment gains (losses). The adoption of this guidance resulted in the recognition of $22 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (AOCI) by the same amount. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued updated guidance that allows a reclassification from AOCI to retained earnings of the stranded tax effects that occurred due to the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA). The updated guidance was effective for the quarter ended March 31, 2019, with early adoption allowed, and was required to be applied retrospectively to each period in which there are items impacted by the TCJA remaining in AOCI or at the beginning of the period of adoption. The Company adopted the updated guidance for the quarter ended March 31, 2019 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in an increase in retained earnings of $24 million as of January 1, 2018 and a decrease in AOCI by the same amount.

Leases

In February 2016, the FASB issued updated guidance on the accounting for leases that requires lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months and retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).

The updated guidance was effective for reporting periods beginning after December 15, 2018 and required that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Alternatively, an entity may elect to recognize a cumulative effect adjustment to the the opening balance of retained earnings in the year of adoption. Early adoption was permitted.

The Company adopted the updated guidance for leases for the quarter ended March 31, 2019 and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply all practical expedients applicable to the Company in the updated

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $320 million as part of other assets and a lease liability of $384 million as part of other liabilities in the consolidated balance sheet, as well as de-recognizing the liability for deferred rent that was required under the previous guidance, for its corporate real estate agreements at March 31, 2019.  The cumulative effect adjustment to the opening balance of retained earnings at January 1, 2019 was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued updated guidance on a customer's accounting for the implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. The updated guidance is effective for the quarter ending March 31, 2020, with early adoption permitted. The updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized.  The updated guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. The Company elected to adopt the guidance for the quarter ended March 31, 2019 and applied the guidance prospectively. The adoption of the updated guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. The updated guidance was effective for the quarter ended March 31, 2018 and required an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. For the year ended December 31, 2018, approximately $171 million, or less than 1% of the Company's total revenues, were within the scope of this updated guidance and were generated from the services described below.

While insurance contracts are not within the scope of this updated guidance, the Company’s revenue related to certain services with no underlying insurance risk is subject to the updated guidance. These services include the following: (i) insurance-related services, such as risk management services, claims administration, loss control and risk management information services on behalf of non-insureds; (ii) servicing carrier fees for various residual market pools and associations; and (iii) administrative fees related to servicing third-party insurers’ obligations to participate in the Workers' Compensation Residual Market Plans in certain states. The adoption of the updated guidance did not have a material impact on the Company's revenues. These revenues are earned as the Company completes its performance obligations, which primarily occurs on a pro rata basis over the contract service period and reported in fee income in the Company’s consolidated statement of income.

Commissions earned from on-line insurance brokerage services are also subject to this updated guidance and there was not a material impact on these commissions from the adoption of the updated guidance. Commissions are generally earned upon collection of the gross premium in accordance with the contracts and an accrual is made to recognize policy cancellations, either at the policyholder’s direction or for non-payment. Commissions are reported in other revenues in the Company's consolidated statement of income.

The Company does not capitalize the costs to obtain or fulfill the contracts for which revenues are reported in fee income and other revenues and has not recognized any material impairment losses on the receivables related to these contracts.

The Company adopted the updated guidance for the quarter ended March 31, 2018. The adoption did not have a material effect on the Company’s results of operations, financial position or liquidity.

Other Accounting Standards Not Yet Adopted
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments measured at amortized cost (including reinsurance recoverables and structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.
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

The updated guidance is effective for the quarter ending March 31, 2020. The Company expects to recognize an after-tax cumulative effect adjustment of approximately $43 million to reflect the impact of recognizing expected credit losses, as compared to incurred credit losses recognized under the previous guidance. This adjustment is primarily associated with structured settlements that are recorded as part of reinsurance recoverables. The cumulative effect adjustment will decrease retained earnings as of January 1, 2020 and increase the allowance for uncollectible reinsurance.

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

The updated guidance is effective for the quarter ending March 31, 2020 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for the quarter ending March 31, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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
As a result of the reviews performed for the years ended December 31, 2019, 2018 and 2017, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2019 and 2018, the Company had a liability of $184 million and $217 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $13 million and $16 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2019, 2018 and 2017.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $71 million and $72 million at December 31, 2019 and 2018, respectively.
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

•
National Accounts provides large companies with casualty insurance products and services, including workers’ compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis, as well as risk management, claims handling and other services. National Accounts also includes the Company’s commercial residual market business, which primarily offers workers’ compensation claims, policy management and other administrative services related to the involuntary market.

•
National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial transportation industry through Northland Transportation, and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield, and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

International

•
International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites six principal businesses — international marine, retail marine, global property, construction & special risks, energy and aviation.

Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom that was acquired in August 2017, as well as Business Insurance Other, which primarily comprises the Company’s asbestos and environmental liabilities, and the assumed reinsurance and certain other runoff operations.

Bond & Specialty Insurance
Bond & Specialty Insurance provides surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers in the United States and certain specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil (through a joint venture, as described below), utilizing various degrees of financially-based underwriting approaches.  The range of coverages includes performance, payment and commercial surety bonds for construction and general commercial enterprises; fidelity insurance for private companies, not-for-profit organizations and financial institutions; management liability coverages including directors’ and officers’ liability, employment practices liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; and in the United States only, property, workers’ compensation, auto and general liability for financial institutions.
Bond & Specialty Insurance surety business in Brazil and Colombia is conducted through Junto Holding Brasil S.A. (Junto) and Junto Holding Latam S.A. in Brazil. The Company owns 49.5% of both Junto, a market leader in surety coverages in Brazil, and Junto Holding Latam S.A., which owns a majority interest in JMalucelli Travelers Seguros S.A., a Colombian surety provider. These joint venture investments are accounted for using the equity method and are included in “other investments” on the consolidated balance sheet.
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
Homeowners and Other policies provide protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties.  The Company also writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2019
Premiums	$15,300	$2,565	$10,407	$28,272
Net investment income	1,816	233	419	2,468
Fee income	437	—	22	459
Other revenues	155	26	87	268
Total segment revenues (1)	$17,708	$2,824	$10,935	$31,467
Amortization and depreciation	$3,037	$533	$1,787	$5,357
Income tax expense	223	151	195	569
Segment income (1)	1,392	618	824	2,834
2018
Premiums	$14,722	$2,420	$9,917	$27,059
Net investment income	1,833	233	408	2,474
Fee income	412	—	20	432
Other revenues	112	23	66	201
Total segment revenues (1)	$17,079	$2,676	$10,411	$30,166
Amortization and depreciation	$2,943	$515	$1,719	$5,177
Income tax expense	259	198	42	499
Segment income (1)	1,638	793	297	2,728
2017
Premiums	$14,146	$2,307	$9,230	$25,683
Net investment income	1,786	228	383	2,397
Fee income	430	—	17	447
Other revenues	69	24	60	153
Total segment revenues (1)	$16,431	$2,559	$9,690	$28,680
Amortization and depreciation	$2,852	$493	$1,627	$4,972
Income tax expense (benefit)	448	208	(44)	612
Segment income (1)	1,613	556	128	2,297
_________________________________________

(1)
Segment revenues for reportable business segments exclude net realized investment gains. Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains and, in 2017, the impact of the Tax Cuts and Jobs Act of 2017 at enactment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2019	2018	2017
Business Insurance:
Domestic:
Select Accounts	$2,911	$2,828	$2,800
Middle Market	8,630	8,214	7,756
National Accounts	1,051	1,025	1,010
National Property and Other	1,965	1,805	1,691
Total Domestic	14,557	13,872	13,257
International	1,072	1,084	1,013
Total Business Insurance	15,629	14,956	14,270
Bond & Specialty Insurance:
Domestic:
Management Liability	1,605	1,455	1,367
Surety	866	835	793
Total Domestic	2,471	2,290	2,160
International	268	238	199
Total Bond & Specialty Insurance	2,739	2,528	2,359
Personal Insurance:
Domestic:
Agency:
Automobile	5,124	4,972	4,646
Homeowners and Other	4,540	4,148	3,933
Total Agency	9,664	9,120	8,579
Direct-to-Consumer	412	396	361
Total Domestic	10,076	9,516	8,940
International	707	708	650
Total Personal Insurance	10,783	10,224	9,590
Total consolidated net written premiums	$29,151	$27,708	$26,219

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2019	2018	2017
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,829	$3,899	$3,962
Commercial automobile	2,632	2,388	2,132
Commercial property	1,937	1,828	1,775
General liability	2,342	2,181	2,047
Commercial multi-peril	3,453	3,333	3,198
Other	40	28	29
Total Domestic	14,233	13,657	13,143
International	1,067	1,065	1,003
Total Business Insurance	15,300	14,722	14,146
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,036	1,017	977
General liability	1,082	1,004	962
Other	216	195	187
Total Domestic	2,334	2,216	2,126
International	231	204	181
Total Bond & Specialty Insurance	2,565	2,420	2,307
Personal Insurance:
Domestic
Automobile	5,311	5,097	4,655
Homeowners and Other	4,393	4,135	3,943
Total Domestic	9,704	9,232	8,598
International	703	685	632
Total Personal Insurance	10,407	9,917	9,230
Total earned premiums	28,272	27,059	25,683
Net investment income	2,468	2,474	2,397
Fee income	459	432	447
Other revenues	268	201	153
Total segment revenues	31,467	30,166	28,680
Other revenues	1	2	6
Net realized investment gains	113	114	216
Total revenues	$31,581	$30,282	$28,902
Income reconciliation, net of tax
Total segment income	$2,834	$2,728	$2,297
Interest Expense and Other (1)	(297)	(298)	(254)
Core income	2,537	2,430	2,043
Net realized investment gains	85	93	142
Impact of Tax Cuts and Jobs Act of 2017 at enactment	—	—	(129)
Net income	$2,622	$2,523	$2,056
________________________________________

(1)	The primary component of Interest Expense and Other was after-tax interest expense of $272 million, $278 million and $240 million in 2019, 2018 and 2017, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2019	2018
Asset reconciliation:
Business Insurance	$83,896	$78,965
Bond & Specialty Insurance	8,599	8,693
Personal Insurance	17,015	15,943
Total assets for reportable segments	109,510	103,601
Other assets (1)	612	632
Total consolidated assets	$110,122	$104,233
___________________________________________

(1)
The primary components of other assets at both December 31, 2019 and 2018, were accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan and other intangible assets.

Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2019	2018	2017
U.S.	$29,638	$28,418	$27,253
Non-U.S.:
Canada	1,371	1,293	1,232
Other Non-U.S.	572	571	417
Total Non-U.S.	1,943	1,864	1,649
Total revenues	$31,581	$30,282	$28,902

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at December 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$19	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,490	829	4	16,315
Revenue	9,731	586	2	10,315
State general obligation	1,167	64	—	1,231
Pre-refunded	1,968	88	—	2,056
Total obligations of states, municipalities and political subdivisions	28,356	1,567	6	29,917
Debt securities issued by foreign governments	1,167	8	2	1,173
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	91	3	3,280
All other corporate bonds	30,442	1,195	18	31,619
Redeemable preferred stock	48	2	—	50
Total	$65,281	$2,882	$29	$68,134

	Amortized	Gross Unrealized		Fair
(at December 31, 2018, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$4	$16	$2,064
Obligations of states, municipalities and political subdivisions:
Local general obligation	14,473	219	120	14,572
Revenue	9,755	172	74	9,853
State general obligation	1,329	18	13	1,334
Pre-refunded	2,772	80	—	2,852
Total obligations of states, municipalities and political subdivisions	28,329	489	207	28,611
Debt securities issued by foreign governments	1,255	7	5	1,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,557	54	38	2,573
All other corporate bonds	29,307	156	583	28,880
Redeemable preferred stock	77	2	—	79
Total	$63,601	$712	$849	$63,464

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

(at December 31, 2019, in millions)	Amortized Cost	Fair Value
Due in one year or less	$3,738	$3,760
Due after 1 year through 5 years	17,729	18,241
Due after 5 years through 10 years	17,262	18,215
Due after 10 years	23,360	24,638
	62,089	64,854
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	3,280
Total	$65,281	$68,134

Pre-refunded bonds of $2.06 billion and $2.85 billion at December 31, 2019 and 2018, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2019 and 2018 included $3.28 billion and $2.57 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2019 and 2018 were $1.52 billion and $859 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.76 billion and $1.71 billion at December 31, 2019 and 2018, respectively. Approximately 54% and 52% of the Company’s CMO holdings at December 31, 2019 and 2018, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $816 million and $828 million of non-guaranteed CMO holdings at December 31, 2019 and 2018, respectively, was “Aaa/Aa1” and “Aa1,” respectively.  The weighted average credit rating of all of the above securities was Aaa/Aa1” at both December 31, 2019 and 2018.
At December 31, 2019 and 2018, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.51 billion and $1.22 billion, respectively, which are included in “All other corporate bonds” in the tables above.  At December 31, 2019 and 2018, approximately $559 million and $458 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $950 million and $759 million of non-guaranteed securities at December 31, 2019 and 2018, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa” at both December 31, 2019 and 2018.
At December 31, 2019 and 2018, the Company had $404 million and $367 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from sales of fixed maturities classified as available for sale were $2.19 billion, $3.55 billion and $1.85 billion in 2019, 2018 and 2017, respectively. Gross gains of $67 million, $51 million and $42 million and gross losses of $8 million, $18 million and $38 million were realized on those sales in 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the Company’s insurance subsidiaries had $4.34 billion and $4.23 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $54 million and $37 million at December 31, 2019 and 2018, respectively.  Other investments pledged as collateral securing outstanding letters of credit had a fair value of $1 million at both December 31, 2019 and 2018.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $173 million and $115 million held by a wholly-owned subsidiary at December 31, 2019 and 2018, respectively, and $34 million and $33 million held by TRV at December 31, 2019 and 2018, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Public common stock	$341	$45	$3	$383
Non-redeemable preferred stock	35	7	—	42
Total	$376	$52	$3	$425

(at December 31, 2018, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Public common stock	$338	$2	$24	$316
Non-redeemable preferred stock	44	8	—	52
Total	$382	$10	$24	$368

The Company recognized $61 million and ($29) million of net gains (losses) on equity securities still held as of December 31, 2019 and 2018, respectively.
Proceeds from sales of equity securities previously classified as available for sale were $765 million in 2017.   Gross gains of $239 million and gross losses of $3 million were realized on those sales in 2017.
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
There were no sales of real estate investments in 2019. Proceeds from the sale of real estate investments were $74 million and $23 million in 2018 and 2017, respectively.  Gross gains of $23 million and $10 million were realized on those sales in 2018 and 2017, respectively, and there were no gross losses.  Accumulated depreciation on real estate held for investment purposes was $422 million and $383 million at December 31, 2019 and 2018, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $110 million, $102 million, $85 million, $61 million and $45 million for 2020, 2021, 2022, 2023 and 2024, respectively, and $71 million for 2025 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 54 days to maturity at December 31, 2019.  The amortized cost of these securities, which totaled $4.94 billion and $3.99 billion at December 31, 2019 and 2018, respectively, approximated their fair value.
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
Unrealized Investment Losses
The following tables summarize, for all investments in an unrealized loss position at December 31, 2019 and 2018, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5	$—	$193	$—	$198	$—
Obligations of states, municipalities and political subdivisions	668	6	12	—	680	6
Debt securities issued by foreign governments	257	1	147	1	404	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	399	2	131	1	530	3
All other corporate bonds	1,571	10	662	8	2,233	18
Total fixed maturities	$2,900	$19	$1,145	$10	$4,045	$29

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2018, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$484	$5	$1,011	$11	$1,495	$16
Obligations of states, municipalities and political subdivisions	5,241	82	3,298	125	8,539	207
Debt securities issued by foreign governments	96	—	328	5	424	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	593	9	1,070	29	1,663	38
All other corporate bonds	12,622	303	6,872	280	19,494	583
Total fixed maturities	$19,036	$399	$12,579	$450	$31,615	$849

At December 31, 2019, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.

Impairment Charges
Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2019	2018	2017
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
All other corporate bonds	4	1	4
Redeemable preferred stock	—	—	—
Total fixed maturities	4	1	4
Equity securities
Public common stock	—	—	9
Non-redeemable preferred stock	—	—	—
Total equity securities	—	—	9
Other investments	—	—	1
Total	$4	$1	$14

The following tables present the cumulative amount of, and the changes during the year in, credit losses on fixed maturities held at December 31, 2019 and 2018, that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

Year ended December 31, 2019 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$15	$—	$—	$(9)	$3	$9
All other corporate bonds	42	—	—	(49)	10	3
Total fixed maturities	$57	$—	$—	$(58)	$13	$12

Year ended December 31, 2018 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$29	$—	$—	$(18)	$4	$15
All other corporate bonds	46	—	—	(12)	8	42
Total fixed maturities	$75	$—	$—	$(30)	$12	$57

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
At December 31, 2019 and 2018, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $1.46 billion and $1.48 billion at December 31, 2019 and 2018, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

Net Investment Income

(for the year ended December 31, in millions)	2019	2018	2017
Gross investment income
Fixed maturities	$2,070	$1,980	$1,895
Equity securities	15	16	28
Short-term securities	105	92	62
Real estate investments	55	48	44
Other investments	263	377	406
Gross investment income	2,508	2,513	2,435
Investment expenses	40	39	38
Net investment income	$2,468	$2,474	$2,397

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2019	2018	2017
Changes in net unrealized investment gains (losses)
Fixed maturities	$2,990	$(1,515)	$513
Equity securities	—	—	(215)
Other investments	—	(1)	4
Change in net pre-tax unrealized gains (losses) on investment securities	2,990	(1,516)	302
Related tax expense (benefit)	631	(319)	78
Change in net unrealized gains (losses) on investment securities	2,359	(1,197)	224
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(22)	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	152	—
Balance, beginning of year	(113)	954	730
Balance, end of year	$2,246	$(113)	$954

The total impact of net unrealized gains on investment securities was $1.11 billion after-tax at December 31, 2017, which included the $954 million reported in accumulated other comprehensive income shown above, as well as $158 million included in retained earnings that was part of the impact of enactment of the Tax Cuts and Jobs Act of 2017 recorded in earnings.

Derivative Financial Instruments
From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At December 31, 2019 and 2018, the Company had no open U.S. Treasury futures contracts. Net realized investment gains and losses related to U.S. Treasury futures contracts in 2019, 2018 and 2017 were not significant.
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. Net realized investment gains and losses related to this put/call option in 2019 and 2018 were not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over.  Net realized investment losses related to these derivatives in 2019, 2018 and 2017 were not significant.
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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2019 and 2018.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $73 million and $82 million at December 31, 2019 and 2018, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $28 million and $104 million at December 31, 2019 and 2018, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $16 million fair value of these investments at both December 31, 2019 and 2018 was disclosed in Level 1.  At December 31, 2019 and 2018, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $20 million and $36 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2019 and 2018 in the amount disclosed in Level 3.
Other Liabilities
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at December 31, 2019 and 2018 was $8 million and $10 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	29,917	—	29,905	12
Debt securities issued by foreign governments	1,173	—	1,173	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	—	3,280	—
All other corporate bonds	31,619	—	31,530	89
Redeemable preferred stock	50	—	50	—
Total fixed maturities	68,134	2,095	65,938	101
Equity securities
Public common stock	383	383	—	—
Non-redeemable preferred stock	42	13	29	—
Total equity securities	425	396	29	—
Other investments	36	16	—	20
Total	$68,595	$2,507	$65,967	$121

Other liabilities	$8	$—	$—	$8

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2018, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,064	$2,064	$—	$—
Obligations of states, municipalities and political subdivisions	28,611	—	28,599	12
Debt securities issued by foreign governments	1,257	—	1,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,573	—	2,554	19
All other corporate bonds	28,880	—	28,725	155
Redeemable preferred stock	79	3	76	—
Total fixed maturities	63,464	2,067	61,211	186
Equity securities
Public common stock	316	316	—	—
Non-redeemable preferred stock	52	30	22	—
Total equity securities	368	346	22	—
Other investments	52	16	—	36
Total	$63,884	$2,429	$61,233	$222

Other liabilities	$10	$—	$—	$10

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2019 and 2018.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2018	$186	$36	$222
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	—	3	3
Reported in increases in other comprehensive income (loss)	4	—	4
Purchases, sales and settlements/maturities:
Purchases	38	6	44
Sales	(1)	(25)	(26)
Settlements/maturities	(19)	—	(19)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(107)	—	(107)
Balance at December 31, 2019	$101	$20	$121
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—
___________________________________________

(1)	Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
The Company also includes in Level 3 the put/call option entered into in connection with a business acquisition that is reported in other liabilities and had a fair value of $8 million at December 31, 2019.

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
The Company also includes in Level 3 the put/call option entered into in connection with a business acquisition that is reported in other liabilities and had a fair value of $10 million at December 31, 2018.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at December 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,943	$4,943	$685	$4,204	$54
Financial liabilities:
Debt	$6,458	$8,049	$—	$8,049	$—
Commercial paper	100	100	—	100	—

(at December 31, 2018, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,985	$3,985	$632	$3,316	$37
Financial liabilities:
Debt	$6,464	$7,128	$—	$7,128	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2019 and 2018.

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
The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital.  In addition to the coverage provided under this treaty, the Company also utilizes a reinsurance agreement entered into in connection with catastrophe bonds issued by Long Point Re III to protect against certain weather-related and earthquake losses in the Northeastern United States, a Northeast property catastrophe excess-of-loss reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States and an underlying property aggregate catastrophe excess-of-loss reinsurance treaty to protect against the accumulation of certain property losses in North America. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in Business Insurance (for certain markets) and for Personal Insurance, and several reinsurance treaties specific to its international operations.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      REINSURANCE (Continued)

The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2019	2018	2017
Written premiums
Direct	$30,022	$28,210	$26,648
Assumed	1,041	1,042	1,000
Ceded	(1,912)	(1,544)	(1,429)
Total net written premiums	$29,151	$27,708	$26,219
Earned premiums
Direct	$28,994	$27,536	$26,189
Assumed	1,076	1,024	965
Ceded	(1,798)	(1,501)	(1,471)
Total net earned premiums	$28,272	$27,059	$25,683
Percentage of assumed earned premiums to net earned premiums	3.8%	3.8%	3.8%
Ceded claims and claim adjustment expenses incurred	$1,089	$1,293	$1,225

Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2019	2018
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,476	$3,485
Allowance for uncollectible reinsurance	(92)	(110)
Net reinsurance recoverables	3,384	3,375
Mandatory pools and associations	1,886	2,005
Structured settlements	2,965	2,990
Total reinsurance recoverables	$8,235	$8,370

Terrorism Risk Insurance Program
The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.
In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States.  The annual aggregate industry loss minimum under the program is $200 million.  The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors' and officers’), surety, burglary and theft, and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 80% of subject losses, after an insurer deductible, subject to an annual cap.
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $2.61 billion for 2020.  The annual cap limits the amount

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      REINSURANCE (Continued)

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

(at December 31, in millions)	2019	2018
Business Insurance	$2,601	$2,585
Bond & Specialty Insurance	550	550
Personal Insurance	784	776
Other	26	26
Total	$3,961	$3,937

Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$21	$78
Contract-based (1)	205	179	26
Total subject to amortization	304	200	104
Not subject to amortization	226	—	226
Total	$530	$200	$330

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(at December 31, 2018, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$98	$12	$86
Contract-based (1)	208	175	33
Total subject to amortization	306	187	119
Not subject to amortization	226	—	226
Total	$532	$187	$345
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

Amortization expense of intangible assets was $15 million, $17 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $15 million in 2020, $14 million in 2021, $13 million in 2022, $12 million in 2023 and $12 million in 2024. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $5 million in 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $2 million in 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2019	2018
Property-casualty	$51,836	$50,653
Accident and health	13	15
Total	$51,849	$50,668

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2019	2018	2017
Claims and claim adjustment expense reserves at beginning of year	$50,653	$49,633	$47,929
Less reinsurance recoverables on unpaid losses	8,182	8,123	7,981
Net reserves at beginning of year	42,471	41,510	39,948
Estimated claims and claim adjustment expenses for claims arising in the current year	18,854	18,614	17,846
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	164	(406)	(458)
Total increases	19,018	18,208	17,388
Claims and claim adjustment expense payments for claims arising in:
Current year	7,734	7,697	7,335
Prior years	10,060	9,363	8,708
Total payments	17,794	17,060	16,043
Unrealized foreign exchange loss (gain)	106	(187)	217
Net reserves at end of year	43,801	42,471	41,510
Plus reinsurance recoverables on unpaid losses	8,035	8,182	8,123
Claims and claim adjustment expense reserves at end of year	$51,836	$50,653	$49,633

Gross claims and claim adjustment expense reserves at December 31, 2019 increased by $1.18 billion over December 31, 2018, primarily reflecting the impacts of higher volumes of insured exposures and loss cost trends for the current accident year. Gross claims and claim adjustment expense reserves at December 31, 2018 increased by $1.02 billion over December 31, 2017, primarily reflecting the impacts of (i) higher volumes of insured exposures and loss cost trends for the current accident year and (ii) catastrophe losses in 2018, partially offset by the impacts of (iii) payments related to catastrophe losses incurred in 2017 and (iv) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at December 31, 2019 decreased by $147 million from December 31, 2018, primarily reflecting a decrease in recoverables related to mandatory pools and associations. Reinsurance recoverables on unpaid losses at December 31, 2018 increased by $59 million over December 31, 2017, primarily reflecting the 2018 impacts of catastrophe losses and the asbestos reserve increase, partially offset by cash collections.
The Company continues to evaluate the impact of recent developments on the estimated realizable value of its subrogation claims related to the 2017 and 2018 California wildfires. Recent developments include (i) the approval of Restructuring Support Agreements (RSAs) by the United States Bankruptcy Court reflecting the settlement of subrogation claims and individual wildfire victim claims against Pacific Gas & Electric Company (PG&E) and a settlement between bondholders and PG&E, and (ii) objections to PG&E's plan of reorganization raised by the Governor of California and others. The RSAs may be terminated if PG&E's plan

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

of reorganization is not confirmed by June 30, 2020. Due to the risks and uncertainties associated with the PG&E bankruptcy and other factors, the Company has not yet recognized a subrogation benefit related to these claims.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at December 31, 2019 and 5.0% at December 31, 2018.  Total reserves net of the discount were $2.48 billion and $2.45 billion, and the related amount of discount was $1.16 billion and $1.16 billion, at December 31, 2019 and 2018, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $49 million, $49 million and $50 million in 2019, 2018 and 2017, respectively.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2019
In 2019, estimated claims and claim adjustment expenses incurred included $164 million of net unfavorable development for claims arising in prior years, including $60 million of net unfavorable prior year reserve development and $49 million of accretion of discount that impacted the Company's results of operations.
Business Insurance. Net unfavorable prior year reserve development in 2019 totaled $258 million, primarily driven by the following:

•
General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years, including the impact for accident years 2009 and prior related to the enactment of legislation by a number of states that extended the statute of limitations for childhood sexual molestation claims;

•	Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years;

•	Asbestos reserves - an increase of $220 million, primarily in the segment's domestic general liability product line;

•	Commercial multi-peril - higher than expected loss experience in the segment's domestic operations for recent accident years; and

•	Environmental reserves - an increase of $76 million, primarily in the segment's domestic general liability product line,
Partially offset by:

•	Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and

•	Commercial property - better than expected loss experience in the segment's domestic operations for recent accident years.
Bond & Specialty Insurance. Net favorable prior year reserve development in 2019 totaled $65 million, primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for management liability coverages and in the fidelity and surety product line for multiple accident years.
Personal Insurance. Net favorable prior year reserve development in 2019 totaled $133 million, primarily driven by better than expected loss experience in the segment's domestic operations in the automobile and homeowners and other product lines for recent accident years.

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
Business Insurance.  Net favorable prior year reserve development in 2018 totaled $142 million, primarily driven by the following:

•	Workers' compensation - better than expected loss experience in the segment’s domestic operations for multiple accident years; and

•	Commercial property - better than expected loss experience in the segment’s domestic operations for recent accident years,
Partially offset by:

•	Commercial automobile - higher than expected loss experience for recent accident years;

•	Asbestos reserves - an increase of $225 million, primarily in the segment's domestic general liability product line;

•
General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for both primary and excess coverages for multiple accident years; and

•	Environmental reserves - an increase of $55 million, primarily in the segment's domestic general liability product line.
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
Business Insurance. Net favorable prior year reserve development in 2017 totaled $439 million, primarily driven by the following:

•	Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years;

•
General liability (excluding an increase to asbestos and environmental reserves) - better than expected loss experience in the segment's domestic operations for both primary and excess coverages for multiple accident years; and

•	Commercial multi-peril - better than expected loss experience for liability coverages for multiple accident years,
Partially offset by:

•	Asbestos reserves - an increase of $225 million, primarily in the segment's domestic general liability product line;

•	Commercial automobile - higher than expected loss experience for recent accident years;

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

•	Environmental reserves - an increase of $65 million, primarily in the segment's domestic general liability product line; and

•	International and other - higher than expected loss experience in Europe primarily due to the U.K. Ministry of Justice’s “Ogden” discount rate adjustment applied to lump sum bodily injury payouts.
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
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2019.

(at December 31, 2019, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$7,749	$(172)	$7,577	$842	$8,419
Commercial property	887	—	887	389	1,276
Commercial multi-peril	3,784	—	3,784	175	3,959
Commercial automobile	3,237	—	3,237	259	3,496
Workers’ compensation (1)	16,184	(911)	15,273	745	16,018
Bond & Specialty Insurance
General liability	1,824	—	1,824	108	1,932
Fidelity and surety	399	—	399	4	403
Personal Insurance
Automobile	2,862	—	2,862	486	3,348
Homeowners (excluding Other)	1,168	—	1,168	57	1,225
International - Canada	739	—	739	19	758
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	38,833	(1,083)	37,750	3,084	40,834
Other insurance contracts (2)	3,895	(5)	3,890	1,968	5,858
Unallocated loss adjustment expense reserves	2,104	—	2,104	39	2,143
Structured settlements (3)	—	—	—	2,965	2,965
Other	57	—	57	(21)	36
Total property-casualty	44,889	(1,088)	43,801	8,035	51,836
Accident and health	—	—	—	13	13
Total	$44,889	$(1,088)	$43,801	$8,048	$51,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

___________________________________________

(1)	Net discount amount includes discount of $67 million on reinsurance recoverables for long-term disability and annuity claim payments.

(2)	Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.

(3)	Includes structured settlements in cases where the Company did not receive a release from the claimant.

(4)	Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2019 were $8.24 billion.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2019	Cumulative Number of Reported Claims
2010	$1,028	$1,031	$1,021	$959	$927	$912	$918	$908	$911	$900	$62	27,993
2011		1,004	1,074	1,065	998	972	935	913	908	922	69	27,557
2012			989	985	935	913	892	905	917	920	78	24,920
2013				965	975	958	940	927	933	975	104	22,625
2014					976	989	983	948	956	1,013	159	22,319
2015						998	956	923	967	1,057	165	21,360
2016							1,075	1,058	1,087	1,187	359	19,997
2017								1,133	1,143	1,196	530	18,014
2018									1,253	1,312	841	16,694
2019										1,447	1,231	12,167
									Total	$10,929

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2010	$35	$139	$324	$487	$629	$702	$756	$781	$800	$814
2011		47	187	355	539	660	725	762	799	819
2012			32	150	295	489	589	699	754	811
2013				35	175	363	498	639	745	816	Liability for Claims
2014					37	163	321	515	640	750	And Allocated Claim
2015						36	137	336	558	740	Adjustment Expenses,
2016							35	191	421	649	Net of Reinsurance
2017								40	180	378
2018									42	202	2010 -	Before
2019										51	2019	2010
									Total	$6,030	$4,899	$2,850
										Total net liability		$7,749

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.6%	12.6%	18.0%	18.9%	14.0%	9.8%	5.8%	4.3%	2.1%	1.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
2015	$786	$750	$741	$731	$737	$8	20,162
2016		896	863	820	809	11	22,313
2017			1,209	1,177	1,151	11	25,066
2018				1,093	1,079	10	24,785
2019					1,069	84	22,186
				Total	$4,845

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2015	$376	$615	$681	$699	$717	Adjustment Expenses,
2016		441	685	745	767	Net of Reinsurance
2017			618	1,003	1,073
2018				561	928	2015 -	Before
2019					610	2019	2015
				Total	$4,095	$750	$137
					Total net liability		$887

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	53.6%	32.6%	7.5%	2.5%	2.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
2010	$1,711	$1,826	$1,832	$1,861	$1,895	$1,892	$1,898	$1,885	$1,881	$1,868	$19	112,074
2011		2,235	2,244	2,269	2,286	2,296	2,287	2,283	2,279	2,272	25	125,867
2012			1,885	1,883	1,903	1,888	1,888	1,867	1,859	1,854	34	104,921
2013				1,615	1,623	1,620	1,609	1,591	1,600	1,599	38	83,818
2014					1,663	1,627	1,625	1,617	1,626	1,627	50	78,292
2015						1,568	1,625	1,593	1,597	1,606	92	71,635
2016							1,662	1,623	1,598	1,590	122	68,888
2017								1,872	1,928	1,956	266	71,220
2018									1,976	2,114	416	68,403
2019										2,017	715	70,798
									Total	$18,503

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2010	$709	$1,180	$1,395	$1,579	$1,698	$1,763	$1,798	$1,819	$1,834	$1,840
2011		1,060	1,573	1,803	1,979	2,088	2,156	2,193	2,222	2,234
2012			795	1,246	1,424	1,590	1,699	1,752	1,780	1,804
2013				644	987	1,167	1,304	1,410	1,475	1,516	Liability for Claims
2014					628	956	1,154	1,328	1,448	1,512	And Allocated Claim
2015						595	970	1,144	1,310	1,409	Adjustment Expenses,
2016							585	950	1,133	1,278	Net of Reinsurance
2017								716	1,199	1,388
2018									792	1,302	2010 -	Before
2019										707	2019	2010
									Total	$14,990	$3,513	$271
										Total net liability		$3,784

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	38.9%	23.2%	10.8%	9.3%	6.2%	3.5%	1.9%	1.3%	0.7%	0.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
2015	$1,188	$1,202	$1,234	$1,283	$1,298	$48	173,545
2016		1,278	1,303	1,371	1,409	94	183,114
2017			1,386	1,501	1,524	219	191,166
2018				1,645	1,742	469	201,578
2019					1,835	838	167,863
				Total	$7,808

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2015	$405	$650	$885	$1,058	$1,181	Adjustment Expenses,
2016		412	688	931	1,158	Net of Reinsurance
2017			456	746	1,027
2018				515	848	2015 -	Before
2019					539	2019	2015
				Total	$4,753	$3,055	$182
					Total net liability		$3,237

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	29.8%	19.2%	17.9%	14.7%	9.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
2010	$1,886	$2,042	$2,035	$2,056	$2,049	$2,052	$2,055	$2,021	$2,003	$1,984	$248	117,466
2011		2,284	2,303	2,347	2,350	2,379	2,385	2,363	2,348	2,320	319	136,801
2012			2,447	2,456	2,457	2,456	2,445	2,453	2,416	2,387	367	138,034
2013				2,553	2,545	2,540	2,506	2,463	2,423	2,354	408	134,091
2014					2,554	2,553	2,547	2,476	2,430	2,393	486	129,293
2015						2,644	2,585	2,505	2,441	2,372	636	123,163
2016							2,768	2,690	2,569	2,473	702	122,944
2017								2,779	2,681	2,584	918	120,900
2018									2,744	2,687	1,180	121,460
2019										2,680	1,619	107,298
									Total	$24,234

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2010	$341	$750	$978	$1,133	$1,246	$1,321	$1,385	$1,430	$1,465	$1,490
2011		420	911	1,185	1,365	1,487	1,583	1,652	1,696	1,732
2012			443	940	1,217	1,394	1,536	1,629	1,689	1,735
2013				458	954	1,237	1,413	1,525	1,604	1,659	Liability for Claims
2014					455	944	1,224	1,399	1,505	1,581	And Allocated Claim
2015						430	893	1,154	1,310	1,411	Adjustment Expenses,
2016							421	873	1,118	1,272	Net of Reinsurance
2017								433	890	1,154
2018									440	919	2010 -	Before
2019										466	2019	2010
									Total	$13,419	$10,815	$5,369
										Total net liability		$16,184

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	17.8%	19.7%	11.2%	7.2%	5.1%	3.7%	2.8%	2.0%	1.7%	1.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
2010	$571	$612	$679	$679	$661	$668	$653	$653	$657	$660	$16	5,677
2011		565	596	639	632	601	545	520	508	506	2	5,213
2012			538	591	614	605	601	599	605	593	60	4,865
2013				510	565	606	630	654	607	586	42	4,456
2014					549	571	563	518	473	452	32	4,356
2015						528	524	486	437	395	38	4,195
2016							512	511	504	520	91	4,326
2017								534	517	526	174	4,455
2018									530	548	243	4,393
2019										588	432	3,400
									Total	$5,374

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2010	$33	$152	$291	$396	$482	$565	$597	$623	$631	$635
2011		33	143	249	324	414	447	476	490	496
2012			38	160	255	342	383	419	436	453
2013				34	154	252	352	400	434	451	Liability for Claims
2014					38	150	239	312	367	407	And Allocated Claim
2015						38	141	234	310	338	Adjustment Expenses,
2016							30	141	233	313	Net of Reinsurance
2017								38	155	262
2018									49	182	2010 -	Before
2019										51	2019	2010
									Total	$3,588	$1,786	$38
										Total net liability		$1,824

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.2%	22.1%	19.5%	16.2%	10.9%	7.9%	4.1%	3.1%	1.2%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$217	$191	$179	$145	$137	$32	834
2016		226	239	205	208	9	886
2017			244	271	240	22	905
2018				220	235	22	849
2019					203	116	592
				Total	$1,023

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2015	$32	$75	$87	$86	$88	Adjustment Expenses,
2016		54	121	142	149	Net of Reinsurance
2017			70	166	194
2018				64	171	2015 -	Before
2019					49	2019	2015
				Total	$651	$372	$27
					Total net liability		$399

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	26.0%	37.3%	10.1%	1.3%	1.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$2,186	$2,244	$2,236	$2,222	$2,219	$11	757,972
2016		2,779	2,791	2,772	2,752	44	922,014
2017			3,323	3,256	3,221	139	1,061,907
2018				3,281	3,269	347	1,048,084
2019					3,362	858	940,933
				Total	$14,823

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2015	$1,319	$1,768	$1,985	$2,109	$2,174	Adjustment Expenses,
2016		1,610	2,203	2,466	2,616	Net of Reinsurance
2017			1,912	2,575	2,887
2018				1,889	2,582	2015 -	Before
2019					1,933	2019	2015
				Total	$12,192	$2,631	$231
					Total net liability		$2,862

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	58.5%	20.9%	9.7%	5.5%	2.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	IBNR Reserves December 31, 2019	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$1,438	$1,454	$1,461	$1,452	$1,443	$1	145,136
2016		1,556	1,547	1,525	1,511	8	143,949
2017			2,312	2,340	2,343	49	169,085
2018				2,610	2,574	112	185,384
2019					2,297	447	158,328
				Total	$10,168

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2015	$994	$1,333	$1,395	$1,421	$1,429	Adjustment Expenses,
2016		1,049	1,392	1,455	1,479	Net of Reinsurance
2017			1,471	2,059	2,197
2018				1,657	2,298	2015 -	Before
2019					1,613	2019	2015
				Total	$9,016	$1,152	$16
					Total net liability		$1,168

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	67.1%	24.1%	4.8%	1.7%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2019	Cumulative
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2010	$487	$488	$499	$514	$501	$493	$489	$482	$481	$477	$1	54,938
2011		459	438	446	441	434	427	422	417	408	(5)	55,773
2012			435	413	414	398	397	380	374	362	(2)	51,208
2013				485	478	469	457	444	443	433	—	54,251
2014					429	444	445	433	426	423	(9)	52,268
2015						361	360	360	356	358	10	45,203
2016							361	409	409	419	19	45,759
2017								346	381	403	34	46,769
2018									440	462	64	50,302
2019										445	110	44,796
									Total	$4,190

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2010	$191	$292	$329	$369	$400	$430	$447	$459	$465	$468
2011		176	249	280	314	349	371	389	397	401
2012			165	231	262	288	316	333	342	347
2013				194	272	304	336	369	387	405	Liability for Claims
2014					189	265	302	331	362	384	And Allocated Claim
2015						162	226	253	282	307	Adjustment Expenses,
2016							211	283	310	343	Net of Reinsurance
2017								182	257	296
2018									219	305	2010 -	Before
2019										216	2019	2010
									Total	$3,472	$718	$21
										Total net liability		$739

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	45.5%	18.4%	8.0%	7.8%	7.4%	5.2%	3.6%	1.9%	1.1%	0.7%

The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2019 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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
For purposes of the claims development tables above, claims reported for direct business are counted even if they eventually close with no loss payment, except in the case of (i) deductible business, where the claim is not counted until the case incurred claim estimate is above the deductible and (ii) International-Canada reported claim counts where claims closed with no loss payment are not counted.  Note that claims with zero claim dollars may still generate some level of claim adjustment expenses.  Claim counts for assumed business are included only to the extent such counts are available. The Company generally does not receive claim count information for which the underlying claim activity is handled by others, including pools and associations.  The Company does not generate claim counts for ceded business. The methods used to summarize claim counts have not changed significantly over the time periods reported in the tables above.
The Company cautions against using the summarized claim count information provided in this disclosure in attempting to project ultimate loss payouts by product line. The Company generally finds claim count data to be useful only on a more granular basis than the aggregated basis disclosed in the claim development tables above, as the risks, average values and other dynamics of the claim process can vary materially by the cause of loss and coverage within product line.  For example, in Personal Automobile, the introduction of roadside assistance coverage resulted in a significant increase in claim counts with a low average claim cost.  For this reason the Company varies its approach to, and in many cases the level of aggregation for, counting claims for internal analysis purposes depending on the particular granular analysis performed.
Asbestos and Environmental Reserves
At December 31, 2019 and 2018, the Company’s claims and claim adjustment expense reserves included $1.60 billion and $1.62 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
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

In the home office and field office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders with open asbestos claims and net asbestos-related payments were comparable with 2018. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in 2019, 2018 and 2017 resulted in $220 million, $225 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the home office and field office category. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment surrounding mesothelioma claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in 2019, 2018 and 2017 were $224 million, $225 million and $271 million, respectively.    Approximately 4%, 9% and 4% of total net paid losses in 2019, 2018 and 2017, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      INSURANCE CLAIM RESERVES (Continued)

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2019, 2018 and 2017, the Company increased its net environmental reserves by $76 million, $55 million and $65 million, respectively.

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
Catastrophe Exposure
The Company has geographic exposure to catastrophe losses, which include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events.  Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure.  The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires and cyber attacks may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2019	2018
Short-term:
Commercial paper	$100	$100
3.90% Senior notes due November 1, 2020	500	—
5.90% Senior notes due June 2, 2019	—	500
Total short-term debt	600	600
Long-term:
3.90% Senior notes due November 1, 2020	—	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	700
4.05% Senior notes due March 7, 2048	500	500
4.10% Senior notes due March 4, 2049	500	—
Total long-term debt	6,004	6,004
Total debt principal	6,604	6,604
Unamortized fair value adjustment	43	44
Unamortized debt issuance costs	(89)	(84)
Total debt	$6,558	$6,564

2019 Debt Issuance. On March 4, 2019, the Company issued $500 million aggregate principal amount of 4.10% senior notes that will mature on March 4, 2049.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $492 million.  Interest on the senior notes is payable semi-annually in arrears on March 4 and September 4.  Prior to September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding September 4, 2048 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 20 basis points.  On or after September 4, 2048, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

2019 Debt Repayment. On June 2, 2019, the Company's $500 million, 5.90% senior notes matured and were fully paid.

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

Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2019 ranged from 1.58% to 2.48%, and in 2018 ranged from 1.47% to 2.37%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million and $2 million for the years ended December 31, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      DEBT (Continued)

The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2019	2018
Junior subordinated debentures	7.625%	Dec. 2027	$11	$12	6.147%
	8.500%	Dec. 2045	14	14	6.362%
	8.312%	Jul. 2046	18	18	6.362%
Total			$43	$44

The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.
Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2020, $500 million; 2021, $0; 2022, $0; 2023, $0; and 2024, $0.
Credit Agreement
The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets.  The threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2018, up to a maximum deduction of $1.75 billion. The threshold was $12.55 billion at December 31, 2019 and could decline to a minimum of $12.494 billion during the term of the credit agreement, subject to the Company repurchasing an additional $80 million of its common stock. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s Board of Directors.  At December 31, 2019, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s credit ratings.  At December 31, 2019, that cost would have been LIBOR plus 100 basis points, had there been any amounts outstanding under the credit agreement.  In the event that LIBOR is no longer available, the credit agreement provides that the Company and the syndicate of financial institutions use commercially reasonable efforts to jointly agree upon an alternate rate of interest.
Shelf Registration
The Company has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 10, 2022 which permits it to issue securities from time to time at prices and on other terms to be determined at the time of offering.
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
Restricted Stock

At December 31, 2019, 41,997 shares of restricted stock issued by the Company in August 2017 to certain employees of an acquired business remained outstanding and unvested. The restricted shares vest in August 2020 and are subject to service conditions. As a result, the value of the shares is recognized over the vesting period and is included with the share-based compensation cost of awards that are issued under the Company’s share-based incentive compensation plan (see note 13). Recipients generally have all the rights of a shareholder of the Company including the right to vote the applicable shares of common stock and to receive dividends on such shares, if and as declared by the Board of Directors. The restricted shares are held under the Company’s control with the Company’s transfer agent and will be released upon vesting.

Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2019 and remaining repurchase capacity at December 31, 2019.

(in millions, except per share amounts) Quarterly Period Ending	Number of shares repurchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2019	2.9	$375	$129.42	$2,911
June 30, 2019	2.6	375	145.87	2,536
September 30, 2019	2.5	375	147.23	2,161
December 31, 2019	2.8	375	134.33	1,786
Total	10.8	$1,500	138.80	1,786

The Company’s Amended and Restated 2004 Stock Incentive Plan and the Amended and Restated 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.  During the years ended December 31, 2019 and 2018, the Company acquired $48 million and $51 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)

Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.79 billion is available by the end of 2020 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2020 and/or increase the amount of dividends from its insurance subsidiaries in 2020, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2019.
TRV and its two non-insurance holding company subsidiaries received dividends of $2.50 billion, $2.30 billion and $2.33 billion from their U.S. insurance subsidiaries in 2019, 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, TRV declared cash dividends per common share of $3.23, $3.03 and $2.83, respectively, and paid cash dividends of $844 million, $814 million and $785 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $2.74 billion, $2.61 billion and $2.30 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $21.33 billion and $20.77 billion at December 31, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the years ended December 31, 2019, 2018 and 2017.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$528	$202	$(703)	$(782)	$(755)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	367	4	(24)	171	518
Amounts reclassified from AOCI, net of tax	(148)	1	41	—	(106)
Net OCI, current period	219	5	17	171	412
Balance, December 31, 2017	747	207	(686)	(611)	(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(34)	—	—	—	(34)
Income tax benefit	(12)	—	—	—	(12)
Net of taxes	(22)	—	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	145	7	(141)	(35)	(24)
Total effect of adoption of new guidance at January 1, 2018, net of tax	123	7	(141)	(35)	(46)
OCI before reclassifications, net of tax	(1,151)	(21)	(114)	(227)	(1,513)
Amounts reclassified from AOCI, net of tax	(25)	—	68	—	43
Net OCI, current period	(1,176)	(21)	(46)	(227)	(1,470)
Balance, December 31, 2018	(306)	193	(873)	(873)	(1,859)
OCI before reclassifications, net of tax	2,406	(4)	(14)	106	2,494
Amounts reclassified from AOCI, net of tax	(43)	—	41	7	5
Net OCI, current period	2,363	(4)	27	113	2,499
Balance, December 31, 2019	$2,057	$189	$(846)	$(760)	$640

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2019	2018	2017
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$2,994	$(1,489)	$294
Income tax expense (benefit)	631	(313)	75
Net of taxes	2,363	(1,176)	219
Having credit losses recognized in the consolidated statement of income	(4)	(27)	8
Income tax expense (benefit)	—	(6)	3
Net of taxes	(4)	(21)	5
Net changes in benefit plan assets and obligations	33	(56)	29
Income tax expense (benefit)	6	(10)	12
Net of taxes	27	(46)	17
Net changes in unrealized foreign currency translation	117	(247)	191
Income tax expense (benefit)	4	(20)	20
Net of taxes	113	(227)	171
Total other comprehensive income (loss)	3,140	(1,819)	522
Total income tax expense (benefit)	641	(349)	110
Total other comprehensive income (loss), net of taxes	$2,499	$(1,470)	$412

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

(for the year ended December 31, in millions)	2019	2018	2017
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(55)	$(32)	$(228)
Income tax expense (2)	(12)	(7)	(80)
Net of taxes	(43)	(25)	(148)
Having credit losses recognized in the consolidated statement of income (1)	—	—	1
Income tax benefit (2)	—	—	—
Net of taxes	—	—	1
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	21	35	32
General and administrative expenses (3)	31	51	48
Total	52	86	80
Income tax benefit (2)	11	18	39
Net of taxes	41	68	41
Reclassification adjustment related to foreign currency translation (1)	7	—	—
Income tax benefit (2)	—	—	—
Net of taxes	7	—	—
Total reclassifications	4	54	(147)
Total income tax (expense) benefit	(1)	11	(41)
Total reclassifications, net of taxes	$5	$43	$(106)
___________________________________________

(1)	(Increases) decreases net realized investment gains on the consolidated statement of income.

(2)	(Increases) decreases income tax expense on the consolidated statement of income.

(3)	Increases (decreases) expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.                                      EARNINGS PER SHARE
Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities and excludes the effect of any anti-dilutive shares.
Potentially dilutive securities include restricted stock units, deferred stock units, stock options and performance share awards related to the employee share-based incentive compensation programs. The restricted stock units and deferred stock units contain non-forfeitable rights to dividends and are included as participating securities in the calculation of basic and diluted earnings per share using the two-class method. Stock option and performance share awards are included in the calculation of diluted earnings per share using the treasury stock method.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2019	2018	2017
Basic and Diluted
Net income, as reported	$2,622	$2,523	$2,056
Participating securities — allocated income	(19)	(19)	(15)
Net income available to common shareholders — basic and diluted	$2,603	$2,504	$2,041
Common Shares
Basic
Weighted average shares outstanding	260.0	267.4	276.0
Diluted
Weighted average shares outstanding	260.0	267.4	276.0
Weighted average effects of dilutive securities:
Stock options and performance shares	2.3	2.4	2.6
Total	262.3	269.8	278.6
Net income Per Common Share	0
Basic	$10.01	$9.37	$7.39
Diluted	$9.92	$9.28	$7.33

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2019	2018	2017
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$546	$424	$314
Impact of TCJA at enactment	—	—	21
Foreign	7	41	56
State	6	8	4
Total current tax expense	559	473	395
Deferred expense (benefit):
Federal	(33)	(13)	229
Impact of TCJA at enactment	—	—	108
Foreign	(10)	(22)	(58)
Total deferred tax expense (benefit)	(43)	(35)	279
Total income tax expense included in the consolidated statement of income	516	438	674
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	641	(349)	110
Total income tax expense included in the consolidated financial statements	$1,157	$89	$784

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.                                      INCOME TAXES (Continued)

The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2019	2018	2017
Income (loss) before income taxes
U.S.	$3,211	$3,039	$2,798
Foreign	(73)	(78)	(68)
Total income before income taxes	3,138	2,961	2,730
Effective tax rate
Statutory tax rate	21%	21%	35%
Expected federal income tax expense	659	622	956
Tax effect of:
Nontaxable investment income	(149)	(150)	(297)
TCJA at enactment	—	—	129
Other, net	6	(34)	(114)
Total income tax expense	$516	$438	$674
Effective tax rate	16%	15%	25%

The Company paid income taxes of $428 million, $408 million and $514 million during the years ended December 31, 2019, 2018 and 2017, respectively.  The current income tax payable of $126 million at December 31, 2019 was included in other liabilities in the consolidated balance sheet. The current income tax receivable of $12 million at December 31, 2018 was included in other assets in the consolidated balance sheet.
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
In computing taxable income, property and casualty insurers reduce underwriting income by claims and claim adjustment expenses incurred. The deduction for claims incurred is discounted at the interest rates and for the claim payment patterns prescribed by the U.S. Treasury. TCJA changed the prescribed interest rates to rates based on corporate bond yield curves and extended the applicable time periods for the claim payment pattern. These changes were effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. This item is a taxable temporary difference and had no direct impact on total tax expense for 2017 and will not directly impact total tax expense in future years. The required additional tax payments are currently estimated to approximate $19 million per year through 2025 and will result in a modest reduction in net investment income over that period.

The U.S. Treasury issued final regulations for the tax discounting of loss reserves that became effective in June 2019. The final regulations did not materially impact the Company’s amounts payable related to the transition rules for discounting loss reserves.

During the fourth quarter of 2017, the Company recorded provisional amounts for the tax imposed on accumulated foreign earnings and partnership investments, as well as the amount due under the transition rule relating to the change in discounting of claims incurred, based on information available at December 31, 2017. In 2018, the Company made minor adjustments to the provisional amounts for taxes related to accumulated foreign earnings based upon final earnings from its foreign operations and the proposed

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.                                      INCOME TAXES (Continued)

regulations issued by the U.S. Treasury. These minor adjustments were consistent with final regulations issued by the U.S. Treasury in January 2019. The Company also made minor adjustments to the provisional amount for taxes related to partnership investments based upon the latest available information associated with those investments (Form K-1s) that were received in 2018 and 2019.

Deferred Tax Asset (Liability)

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2019	2018
Deferred tax assets
Claims and claim adjustment expense reserves	$551	$571
Unearned premium reserves	539	503
Compensation-related liabilities	97	92
Other	243	200
Total gross deferred tax assets	1,430	1,366
Less: valuation allowance	27	8
Adjusted gross deferred tax assets	1,403	1,358
Deferred tax liabilities
Claims and claim adjustment expense reserve discounting (transition rule)	115	159
Deferred acquisition costs	427	397
Investments	781	152
Internally developed software	94	92
Depreciation	70	67
Other	53	46
Total gross deferred tax liabilities	1,540	913
Net deferred tax asset (liability)	$(137)	$445

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was an increase of $19 million in 2019, $16 million relating to the Company's Republic of Ireland subsidiary, $2 million relating to the Company's consolidated Brazilian subsidiary and $1 million relating to the Company's Canadian subsidiary.  Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. After TCJA, any potential U.S. income tax on these amounts is immaterial.

Net Operating Losses
For tax return purposes, as of December 31, 2019, the Company had net operating loss (NOL) carryforwards in the United States, Brazil, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.  The NOL amounts by jurisdiction and year of expiration are as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.                                      INCOME TAXES (Continued)

(in millions)	Amount	Year of expiration
United States	$2	2035 - 2036
Brazil	$25	None
Canada	$5	2035 - 2039
Republic of Ireland	$124	None
United Kingdom	$202	None

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Balance at January 1	$31	$6
Additions for tax positions of prior years	8	25
Reductions for tax positions of prior years	—	—
Reductions based on tax positions related to current year	—	—
Expiration of statute of limitations	$(2)	—
Balance at December 31	$37	$31

Included in the balances at December 31, 2019 and 2018 were $34 million and $29 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $3 million and $2 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $(1) million, $(10) million and $(33) million in interest, respectively.  The Company had approximately $13 million and $14 million accrued for the payment of interest at December 31, 2019 and 2018, respectively.
The IRS is conducting an examination of the Company’s U.S. income tax returns for 2017 and 2018.  The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

The number of shares of the Company’s common stock initially authorized for grant under the 2014 Incentive Plan was 10 million shares.  In May 2019, 2017 and 2016, the Company’s shareholders authorized an additional 3.1 million, 2.5 million and 4.4 million shares of the Company’s common stock, respectively, for grant under the 2014 Incentive Plan.  The following are not counted towards the combined 20.0 million shares available and will be available for future grants under the 2014 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds.  In addition, the 20.0 million shares authorized by shareholders for issuance under the 2014 Incentive Plan will be increased by any shares subject to awards under the 2004 Incentive Plan that were outstanding as of May 27, 2014 and subsequently expire, are forfeited, canceled, settled in cash or otherwise terminate without the issuance of shares.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

(for the year ended December 31,)	2019	2018	2017
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	15.47% - 15.91%	14.94%	16.50%
Weighted average volatility	15.48%	14.94%	16.50%
Expected annual dividend per share	$3.08 - $3.28	$2.88	$2.68
Risk-free rate	1.70% - 2.54%	2.68%	2.08%
Additional information
Weighted average grant-date fair value of options granted (per share)	$16.64	$20.13	$16.15
Total intrinsic value of options exercised during the year (in millions)	$88	$67	$90

A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2019 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	8,994,356	$106.93
Original grants	2,057,494	126.19
Exercised	(1,874,412)	92.98
Forfeited or expired	(114,164)	127.55
Outstanding, end of year	9,063,274	$113.93	6.3 years	$215
Vested at end of year (1)	6,025,208	$106.91	5.3 years	$184
Exercisable at end of year	4,001,010	$96.37	3.9 years	$163
___________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
On February 4, 2020, the Company, under the 2014 Incentive Plan, granted 2,474,036 stock option awards with an exercise price of $132.58 per share. The fair value attributable to the stock option awards on the date of grant was $14.41 per share.
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
The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance shares is contingent

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions.  If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2018, 2019 and 2020), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.  Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2019, 2018 and 2017 was $130 million, $135 million and $166 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2019 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,216,676		$122.34	684,889		$128.83
Granted	591,365		126.88	371,754		126.18
Vested	(592,754)	(1)	114.17	(365,743)	(2)	118.78
Forfeited	(77,626)		127.75	(27,625)		129.78
Performance-based adjustment	—		—	5,472	(3)	123.17
Nonvested, end of year	1,137,661	(4)	$128.59	668,747		$132.76
___________________________________________

(1)	Represents awards for which the requisite service has been rendered.

(2)	Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)	Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2017 through 2019.

(4)
95,953 shares of restricted common stock were also issued outside of the 2014 Incentive Plan in 2017 in connection with the acquisition of Simply Business, of which 41,997 shares remain unvested and are not included in this table. See note 9.

In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 329 at the beginning of the year and 285 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 24,876 at the beginning of the year and 22,359 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
On February 4, 2020, the Company, under the 2014 Incentive Plan, granted 911,291 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 540,881 shares while the performance share awards totaled 370,410 shares. The fair value per share attributable to the common stock awards on the date of grant was $132.58.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period).  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2019, 2018 and 2017 was $142 million, $140 million and $136 million, respectively. Included in these amounts are compensation cost adjustments of $2 million, $3 million and $3 million, for the years ended December 31, 2019, 2018 and 2017, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $26 million, $26 million and $45 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, there was $136 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan and restricted common stock issued in connection with a 2017 business acquisition. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $213 million , $132 million and $173 million in 2019, 2018 and 2017, respectively. The tax benefit for tax deductions from employee stock options exercised during 2019, 2018 and 2017 totaled $18 million, $14 million and $31 million, respectively.
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

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,444	$3,679	$215	$230	$3,659	$3,909
Benefits earned	112	126	6	7	118	133
Interest cost on benefit obligation	134	119	7	7	141	126
Actuarial (gain) loss	451	(273)	19	(11)	470	(284)
Benefits paid	(187)	(207)	(11)	(12)	(198)	(219)
Foreign currency exchange rate change	—	—	5	(6)	5	(6)
Benefit obligation at end of year	$3,954	$3,444	$241	$215	$4,195	$3,659
Change in plan assets:
Fair value of plan assets at beginning of year	$3,771	$3,957	$103	$113	$3,874	$4,070
Actual return on plan assets	686	(179)	10	(1)	696	(180)
Company contributions	—	200	8	10	8	210
Benefits paid	(187)	(207)	(11)	(12)	(198)	(219)
Foreign currency exchange rate change	—	—	5	(7)	5	(7)
Fair value of plan assets at end of year	4,270	3,771	115	103	4,385	3,874
Funded status of plan at end of year	$316	$327	$(126)	$(112)	$190	$215
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$316	$327	$1	$4	$317	$331
Accrued under-funded benefit plan liabilities	—	—	(127)	(116)	(127)	(116)
Total	$316	$327	$(126)	$(112)	$190	$215
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,094	$1,113	$49	$36	$1,143	$1,149
Prior service cost (benefit)	(3)	(5)	—	1	(3)	(4)
Total	$1,091	$1,108	$49	$37	$1,140	$1,145

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$203	$225
Benefits earned	—	—
Interest cost on benefit obligation	7	7
Actuarial gain	(31)	(18)
Benefits paid	(9)	(10)
Foreign currency exchange rate change	1	(1)
Benefit obligation at end of year	$171	$203
Change in plan assets:
Fair value of plan assets at beginning of year	$12	$13
Actual return on plan assets	1	—
Company contributions	8	9
Benefits paid	(9)	(10)
Fair value of plan assets at end of year	12	12
Funded status of plan at end of year	$(159)	$(191)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(159)	$(191)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(49)	$(17)
Prior service benefit	(21)	(25)
Total	$(70)	$(42)

The total accumulated benefit obligation for the Company’s defined benefit pension plans was $4.05 billion and $3.53 billion at December 31, 2019 and 2018, respectively. The qualified domestic pension plan accounted for $3.82 billion and $3.32 billion of the total accumulated benefit obligation at December 31, 2019 and 2018, respectively, whereas the nonqualified and foreign plans accounted for $0.23 billion and $0.21 billion of the total accumulated benefit obligation at December 31, 2019 and 2018, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $228 million and $203 million at December 31, 2019 and 2018, respectively, and the aggregate plan assets were $100 million and $87 million at December 31, 2019 and 2018, respectively. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $218 million and $195 million at December 31, 2019 and 2018, respectively, and the aggregate plan assets were $100 million and $87 million at December 31, 2019 and 2018, respectively.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $171 million and $203 million at December 31, 2019 and 2018, respectively, and the aggregate plan assets were $12 million at both December 31, 2019 and 2018.
The $451 million actuarial loss experienced in 2019 for the qualified domestic pension plan was largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2019. The $273 million actuarial gain experienced in 2018 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2018.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2019, 2018 and 2017, there were no required contributions to the qualified domestic pension plan.  In 2019, the Company made no voluntary contributions to the qualified domestic pension plan. In 2018 and 2017, the Company voluntarily made contributions totaling $200 million and $300 million, respectively, to the qualified domestic pension plan.  There

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

is no required contribution to the qualified domestic pension plan during 2020, and the Company has not determined whether or not additional funding will be made during 2020. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2020.
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost:
Service cost	$118	$133	$119	$—	$—	$—
Non-service cost:
Interest cost on benefit obligation	141	126	127	7	7	7
Expected return on plan assets	(275)	(264)	(240)	(1)	—	—
Settlement	—	—	3	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(3)	(4)	(4)
Net actuarial loss	56	91	85	—	—	—
Total non-service cost (benefit)	(79)	(48)	(26)	3	3	3
Net periodic benefit cost	39	85	93	3	3	3
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	—	—	—	—	—	—
Net actuarial loss (gain)	49	160	40	(31)	(18)	13
Foreign currency exchange rate change	1	(1)	2	—	—	(1)
Settlement	—	—	(2)	—	—	—
Amortization of prior service benefit	1	1	1	3	4	4
Amortization of net actuarial loss	(56)	(91)	(85)	—	—	—
Total other changes recognized in other comprehensive income	(5)	69	(44)	(28)	(14)	16
Total other changes recognized in net periodic benefit cost and other comprehensive income	$34	$154	$49	$(25)	$(11)	$19

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2019, 2018 and 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2019	2018	2017	2019	2018	2017
Service Cost:
Net investment income	$1	$1	$—	$—	$—	$—
Claims and claim adjustment expenses	48	54	48	—	—	—
General and administrative expenses	69	78	71	—	—	—
Total service cost	118	133	119	—	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(33)	(19)	(11)	1	1	1
General and administrative expenses	(46)	(29)	(15)	2	2	2
Total non-service cost (benefit)	(79)	(48)	(26)	3	3	3
Net periodic benefit cost	$39	$85	$93	$3	$3	$3

Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31,)	2019	2018
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	3.28%	4.39%
Nonqualified domestic pension plan	3.17%	4.33%
Domestic postretirement benefit plan	3.09%	4.26%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	4.57%	3.87%
Interest cost	4.02%	3.34%
Nonqualified domestic pension plan:
Service cost	4.40%	3.73%
Interest cost	3.95%	3.26%
Domestic postretirement benefit plan:
Interest cost	3.90%	3.21%
Expected long-term rate of return on assets:
Pension plan	7.00%	7.00%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.00%	7.50%
Medical (age 65 and older)	8.25%	8.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2026	2026
Medical (age 65 and older)	2026	2026

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$3	$—	$3	$—
Debt securities issued by foreign governments	30	—	30	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	30	—	30	—
All other corporate bonds	715	—	715	—
Total fixed maturities	778	—	778	—
Mutual funds
Equity mutual funds	1,585	1,578	7	—
Bond mutual funds	869	866	3	—
Total mutual funds	2,454	2,444	10	—
Equity securities	1,018	1,017	1	—
Other investments	2	—	—	2
Cash and short-term securities
U.S. Treasury securities	20	20	—	—
Money market mutual funds	27	27	—	—
Other	86	17	69	—
Total cash and short-term securities	133	64	69	—
Total	$4,385	$3,525	$858	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2018, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$3	$—	$3	$—
Debt securities issued by foreign governments	27	—	27	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	30	—	30	—
All other corporate bonds	712	—	712	—
Total fixed maturities	772	—	772	—
Mutual funds
Equity mutual funds	1,288	1,282	6	—
Bond mutual funds	760	757	3	—
Total mutual funds	2,048	2,039	9	—
Equity securities	783	783	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	30	30	—	—
Money market mutual funds	—	—	—	—
Other	240	19	221	—
Total cash and short-term securities	270	49	221	—
Total	$3,874	$2,871	$1,002	$1

Other Postretirement Benefit Plans
The Company’s overall investment strategy is to achieve a mix of approximately 35% to 65% of investments for long-term growth and 35% to 65% for near-term insurance payments with a wide diversification of asset types, fund strategies and fund managers.  The current target allocations for plan assets are 25% to 75% fixed income securities, with the remainder allocated to short-term securities.  Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries.
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $12 million at both December 31, 2019 and 2018, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2020	$250	$12
2021	261	12
2022	265	12
2023	273	12
2024	276	12
2025 through 2029	1,400	55

Savings Plan
The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,500 which becomes 100% vested after three years of service. The Company’s matching contribution is made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees participate in separate savings plans.  The total expense related to all of the savings plans was $123 million, $118 million and $119 million for the years ended December 31, 2019, 2018 and 2017, respectively.
All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.
15.                                      LEASES
The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. See note 1—Adoption of Accounting Standards—Leases for additional information regarding the accounting for leases.

Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease, if that rate is readily determinable, or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      LEASES (Continued)

(for the year ended December 31, in millions)	2019

Lease cost
Operating leases	$92
Short-term leases (1)	10
Lease expense	102
Less: sublease income (2)	—
Net lease cost	$102

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$104
Right-of-use assets obtained in exchange for new lease liabilities	$60
Weighted average discount rate	3.02%
Weighted average remaining lease term in years	5.1 years
_________________________________________________________

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

Lease expense was $185 million and $188 million, respectively, for the years ended December 31, 2018 and 2017 for real estate and other operating leases.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

2020	$108
2021	93
2022	71
2023	51
2024	35
Thereafter	54
Total undiscounted lease payments	412
Less: present value adjustment	32
Operating lease liability	$380

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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.66 billion and $1.60 billion at December 31, 2019 and 2018, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2019.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2019, all of which is indemnified by a third party.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements.
17.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
There were no material noncash financing or investing activities during the years ended December 31, 2019, 2018 and 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings, Inc. (TIGHI), which totaled $700 million at December 31, 2019.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$19,362	$8,910	$—	$—	$28,272
Net investment income	1,730	697	41	—	2,468
Fee income	458	1	—	—	459
Net realized investment gains (1)	44	36	33	—	113
Other revenues	142	127	—	—	269
Total revenues	21,736	9,771	74	—	31,581
Claims and expenses
Claims and claim adjustment expenses	12,926	6,207	—	—	19,133
Amortization of deferred acquisition costs	3,095	1,506	—	—	4,601
General and administrative expenses	2,973	1,371	21	—	4,365
Interest expense	47	—	297	—	344
Total claims and expenses	19,041	9,084	318	—	28,443
Income (loss) before income taxes	2,695	687	(244)	—	3,138
Income tax expense (benefit)	483	110	(77)	—	516
Net income of subsidiaries	—	—	2,789	(2,789)	—
Net income	$2,212	$577	$2,622	$(2,789)	$2,622
___________________________________________

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2019, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(2)	$(1)	$—	$—	$(3)
OTTI losses recognized in net realized investment gains	$(2)	$(2)	$—	$—	$(4)
OTTI gains recognized in OCI	$—	$1	$—	$—	$1

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$2,212	$577	$2,622	$(2,789)	$2,622
Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,097	893	4	—	2,994
Having credit losses recognized in the consolidated statement of income	(2)	(2)	—	—	(4)
Net changes in benefit plan assets and obligations	1	(3)	35	—	33
Net changes in unrealized foreign currency translation	53	64	—	—	117
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	2,149	952	39	—	3,140
Income tax expense	441	188	12	—	641
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	1,708	764	27	—	2,499
Other comprehensive income of subsidiaries	—	—	2,472	(2,472)	—
Other comprehensive income	1,708	764	2,499	(2,472)	2,499
Comprehensive income	$3,920	$1,341	$5,121	$(5,261)	$5,121

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,281)	$46,805	$21,238	$91	$—	$68,134
Equity securities, at fair value (cost $376)	102	114	209	—	425
Real estate investments	1	962	—	—	963
Short-term securities	2,793	760	1,390	—	4,943
Other investments	2,690	728	1	—	3,419
Total investments	52,391	23,802	1,691	—	77,884
Cash	207	287	—	—	494
Investment income accrued	428	186	4	—	618
Premiums receivable	5,331	2,578	—	—	7,909
Reinsurance recoverables	6,511	1,724	—	—	8,235
Ceded unearned premiums	603	86	—	—	689
Deferred acquisition costs	2,094	179	—	—	2,273
Contractholder receivables	4,606	13	—	—	4,619
Goodwill	2,584	1,386	—	(9)	3,961
Other intangible assets	218	112	—	—	330
Investment in subsidiaries	—	—	30,028	(30,028)	—
Other assets	2,360	419	331	—	3,110
Total assets	$77,333	$30,772	$32,054	$(30,037)	$110,122
Liabilities
Claims and claim adjustment expense reserves	$35,568	$16,281	$—	$—	$51,849
Unearned premium reserves	10,144	4,460	—	—	14,604
Contractholder payables	4,606	13	—	—	4,619
Payables for reinsurance premiums	210	153	—	—	363
Deferred taxes	272	(170)	35	—	137
Debt	693	—	5,865	—	6,558
Other liabilities	4,609	1,236	204	—	6,049
Total liabilities	56,102	21,973	6,104	—	84,179
Shareholders’ equity
Common stock (1,750.0 shares authorized; 255.5 shares issued and outstanding)	—	585	23,469	(585)	23,469
Additional paid-in capital	11,634	7,073	—	(18,707)	—
Retained earnings	8,451	823	36,984	(9,281)	36,977
Accumulated other comprehensive income	1,146	318	640	(1,464)	640
Treasury stock, at cost (522.1 shares)	—	—	(35,143)	—	(35,143)
Total shareholders’ equity	21,231	8,799	25,950	(30,037)	25,943
Total liabilities and shareholders’ equity	$77,333	$30,772	$32,054	$(30,037)	$110,122

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2019

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,212	$577	$2,622	$(2,789)	$2,622
Net adjustments to reconcile net income to net cash provided by operating activities	1,750	943	(408)	298	2,583
Net cash provided by operating activities	3,962	1,520	2,214	(2,491)	5,205
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,727	2,107	11	—	6,845
Proceeds from sales of investments:
Fixed maturities	1,295	891	1	—	2,187
Equity securities	53	75	12	—	140
Other investments	345	114	—	—	459
Purchases of investments:
Fixed maturities	(7,011)	(3,686)	(14)	—	(10,711)
Equity securities	(2)	(75)	(17)	—	(94)
Real estate investments	—	(107)	—	—	(107)
Other investments	(424)	(73)	—	—	(497)
Net sales (purchases) of short-term securities	(939)	1	(19)	—	(957)
Securities transactions in course of settlement	163	(4)	(1)	—	158
Other	(317)	(8)	—	—	(325)
Net cash used in investing activities	(2,110)	(765)	(27)	—	(2,902)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,500)	—	(1,500)
Treasury stock acquired — net employee share-based compensation	—	—	(48)	—	(48)
Dividends paid to shareholders	—	—	(844)	—	(844)
Payment of debt	—	(32)	(500)	32	(500)
Issuance of debt	—	—	492	—	492
Issuance of common stock — employee share options	—	—	213	—	213
Dividends paid to parent company	(1,827)	(632)	—	2,459	—
Net cash used in financing activities	(1,827)	(664)	(2,187)	2,491	(2,187)
Effect of exchange rate changes on cash	1	4	—	—	5
Net increase in cash	26	95	—	—	121
Cash at beginning of year	181	192	—	—	373
Cash at end of year	$207	$287	$—	$—	$494
Supplemental disclosure of cash flow information
Income taxes paid (received)	$375	$131	$(78)	$—	$428
Interest paid	$47	$—	$291	$—	$338

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2017

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,728	$462	$2,064	$(2,198)	$2,056
Net adjustments to reconcile net income to net cash provided by operating activities	1,500	701	(32)	(77)	2,092
Net cash provided by operating activities	3,228	1,163	2,032	(2,275)	4,148
Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,576	2,168	6	—	8,750
Proceeds from sales of investments:
Fixed maturities	1,007	846	1	—	1,854
Equity securities	97	414	254	—	765
Real estate investments	—	23	—	—	23
Other investments	357	124	—	(13)	468
Purchases of investments:
Fixed maturities	(8,513)	(3,697)	(40)	—	(12,250)
Equity securities	(68)	(133)	(258)	—	(459)
Real estate investments	(1)	(58)	—	—	(59)
Other investments	(444)	(97)	—	—	(541)
Net sales (purchases) of short-term securities	(303)	(120)	397	—	(26)
Securities transactions in course of settlement	(55)	5	3	—	(47)
Acquisition, net of cash acquired	—	25	(477)	13	(439)
Other	(244)	3	—	—	(241)
Net cash used in investing activities	(1,591)	(497)	(114)	—	(2,202)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,378)	—	(1,378)
Treasury stock acquired — net employee share-based compensation	—	—	(62)	—	(62)
Dividends paid to shareholders	—	—	(785)	—	(785)
Payment of debt	—	—	(657)	—	(657)
Issuance of debt	—	14	789	(14)	789
Issuance of common stock — employee share options	—	—	173	—	173
Dividends paid to parent company	(1,624)	(665)	—	2,289	—
Net cash used in financing activities	(1,624)	(651)	(1,920)	2,275	(1,920)
Effect of exchange rate changes on cash	3	8	—	—	11
Net increase (decrease) in cash	16	23	(2)	—	37
Cash at beginning of year	141	164	2	—	307
Cash at end of year	$157	$187	$—	$—	$344
Supplemental disclosure of cash flow information
Income taxes paid (received)	$481	$206	$(173)	$—	$514
Interest paid	$47	$—	$320	$—	$367

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.                                      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2019 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$7,671	$7,834	$8,013	$8,063	$31,581
Total expenses	6,704	7,169	7,581	6,989	28,443
Income before income taxes	967	665	432	1,074	3,138
Income tax expense	171	108	36	201	516
Net income	$796	$557	$396	$873	$2,622
Net income per share (1):
Basic	$3.01	$2.11	$1.52	$3.37	$10.01
Diluted	2.99	2.10	1.50	3.35	9.92

2018 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$7,286	$7,477	$7,723	$7,796	$30,282
Total expenses	6,508	6,846	6,917	7,050	27,321
Income before income taxes	778	631	806	746	2,961
Income tax expense	109	107	97	125	438
Net income	$669	$524	$709	$621	$2,523
Net income per share (1):
Basic	$2.45	$1.93	$2.65	$2.33	$9.37
Diluted	2.42	1.92	2.62	2.32	9.28
___________________________________________

(1)	Due to the use of an average number of shares for each quarter, the sum of the quarterly earnings per share may not equal the total earnings per share for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
Item 9A.    CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2019. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2019, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
February 13, 2020

Item 9B.    OTHER INFORMATION
Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 5, 2019 (Proxy Statement). From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's named executive officers (i.e. an executive officer included in the compensation disclosures in the Proxy Statement) has entered into a Rule 105b-1 trading plan that remains in effect.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 13, 2020.

Name	Age	Office
Alan D. Schnitzer	54	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	71	Vice Chairman
Avrohom J. Kess	51	Vice Chairman and Chief Legal Officer
Daniel S. Frey	55	Executive Vice President and Chief Financial Officer
Diane D. Bengston	64	Executive Vice President and Chief Human Resources Officer
Andy F. Bessette	66	Executive Vice President and Chief Administrative Officer
Michael F. Klein	52	Executive Vice President and President, Personal Insurance
Thomas M. Kunkel	61	Executive Vice President and President, Bond & Specialty Insurance
Mojgan M. Lefebvre	54	Executive Vice President and Chief Technology and Operations Officer
Maria Olivo	55	Executive Vice President, Strategic Development and President, International
Gregory C. Toczydlowski	53	Executive Vice President and President, Business Insurance
Alan D. Schnitzer, 54, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 71, has been Vice Chairman since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 51, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.

Daniel S. Frey, 55, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Diane D. Bengston, 64, has been Executive Vice President and Chief Human Resources Officer since March 2018. Prior to that, she was Executive Vice President, Enterprise Human Resources from October 2016. Ms. Bengston previously held various management positions since 1979 with the Company and a predecessor, including leading Enterprise Diversity and Inclusion and Talent Management.
Andy F. Bessette, 66, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 52, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Thomas M. Kunkel, 61, has been Executive Vice President and President of Bond & Specialty Insurance since May 2015. He previously served as President of the Bond & Financial Products organization from 2005. Prior to that, Mr. Kunkel held various positions with the Company or its predecessors since 1984, including Regional Chief Underwriting Officer for Bond's Construction Surety business, head of Bond's field management organization, and head of Bond's Commercial Surety business.
Mojgan M. Lefebvre, 54, has been Executive Vice President and Chief Technology and Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 55, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
Gregory C. Toczydlowski, 53, has been Executive Vice President and President of Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President of Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.
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

Other
The following sections of the Company’s definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2019 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2020 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee” and, if included in the Proxy Statement, “Share Ownership Information - Delinquent Section 16(a) Reports.”

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2019,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2019,” “Option Exercises and Stock Vested in 2019,” “Outstanding Equity Awards at December 31, 2019,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2019 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	12,007,879	(2)	$113.80 per share	(3)	8,273,774	(4)
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

(2)
Total includes (i) 9,143,777 stock options, (ii) 1,034,334 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,572,135 restricted stock units, (iv) 235,477 director deferred stock awards and dividend equivalents accrued thereon and (v) 22,156 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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

(4)
These shares are available for grant as of December 31, 2019 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and an additional 3.1 million shares, 2.5 million shares and 4.4 million shares authorized by shareholders in May 2019, May 2017 and May 2016, respectively, and shares subject to awards under the 2004 Incentive

Plan and the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The “Governance of Your Company—Transactions with Related Persons,” “Nominees for Election of Directors” and “Governance of Your Company—Directors Independence and Independence Determinations” sections of the Proxy Statement are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The “Audit and Non-Audit Fees” section of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of the report:

(1)	Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 120 hereof.
(2)    Exhibits:

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the “Company”), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2
Bylaws of The Travelers Companies, Inc. as Amended and Restated October 22, 2019 were filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2019, and are incorporated herein by reference.

4.1†	Description of Common Stock.
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

10.18*
The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.19*
First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.20*
The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.21*
First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.22*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.23*
The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016, was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.24*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.25*
The SPC Benefit Equalization Plan-2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.26*	The SPC Annual Incentive Plan was filed as an exhibit to the Company's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.
10.27*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.28*
Form of Amended and Restated Non-Solicitation and Non-Disclosure Agreement for Executive Officers was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.29*
Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.30†*	Form of Stock Option Grant Notification and Agreement.
10.31†*	Form of Restricted Stock Unit Award Notification and Agreement.
10.32*
Form of Performance Shares Award Notification and Agreement (2017) was filed as Exhibit 10.45 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.33*
Form of Performance Share Award Notification and Agreement (2018) was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by reference.

10.34*
Form of Performance Share Award Notification and Agreement (2019) was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by reference.

10.35†*	Form of Performance Share Award Notification and Agreement (2020).
10.36†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
21.1†	A list of the subsidiaries of the Company.
23.1†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements of the Company on Form S-8 and Form S-3.

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
101.1†
The following information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheet at December 31, 2019 and 2018; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 13, 2020	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Daniel S. Frey
By	/s/ DOUGLAS K. RUSSELL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2020
Douglas K. Russell
By	*	Director	February 13, 2020
Alan L. Beller
By	*	Director	February 13, 2020
Janet M. Dolan
By	*	Director	February 13, 2020
Patricia L. Higgins
By	*	Director	February 13, 2020
William J. Kane
By	*	Director	February 13, 2020
Clarence Otis Jr.
By	*	Director	February 13, 2020
Philip T. Ruegger III
By	*	Director	February 13, 2020
Todd C. Schermerhorn
By	*	Director	February 13, 2020
Donald J. Shepard
By	*	Director	February 13, 2020
Laurie J. Thomsen
*By	/s/ CHRISTINE K. KALLA		February 13, 2020
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2019	2018	2017
Revenues
Net investment income	$41	$32	$24
Net realized investment gains (losses) (1)	33	(13)	66
Total revenues	74	19	90
Expenses
Interest	297	304	321
Other	21	20	25
Total expenses	318	324	346
Loss before income taxes and net income of subsidiaries	(244)	(305)	(256)
Income tax benefit	(77)	(114)	(130)
Loss before net income of subsidiaries	(167)	(191)	(126)
Net income of subsidiaries	2,789	2,714	2,190
Net income	$2,622	$2,523	$2,064
___________________________________________
(1) The parent company had no other-than-temporary impairment gains or losses recognized in net realized investment gains (losses) or in other comprehensive income during the years ended December 31, 2019, 2018 and 2017.
The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2019	2018	2017
Net income	$2,622	$2,523	$2,064
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains on investment securities having no credit losses recognized in the consolidated statement of income	4	—	(44)
Net changes in benefit plan assets and obligations	35	(53)	22
Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	39	(53)	(22)
Income tax expense (benefit)	12	(17)	2
Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	27	(36)	(24)
Other comprehensive income (loss) of subsidiaries	2,472	(1,434)	436
Other comprehensive income (loss)	2,499	(1,470)	412
Comprehensive income	$5,121	$1,053	$2,476
The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2019	2018
Assets
Fixed maturities	$91	$84
Equity securities	209	171
Short-term securities	1,390	1,371
Investment in subsidiaries	30,028	26,993
Other assets	336	649
Total assets	$32,054	$29,268
Liabilities
Debt	$5,865	$5,871
Other liabilities	239	496
Total liabilities	6,104	6,367
Shareholders’ equity
Common stock (1,750.0 shares authorized; 255.5 and 263.7 shares issued, 255.5 and 263.6 shares outstanding)	23,469	23,144
Retained earnings	36,984	35,211
Accumulated other comprehensive income (loss)	640	(1,859)
Treasury stock, at cost (522.1 and 510.9 shares)	(35,143)	(33,595)
Total shareholders’ equity	25,950	22,901
Total liabilities and shareholders’ equity	$32,054	$29,268
The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2019	2018	2017
Cash flows from operating activities
Net income	$2,622	$2,523	$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,789)	(2,714)	(2,190)
Dividends received from consolidated subsidiaries	2,459	2,258	2,289
Deferred federal income tax expense (benefit)	(2)	28	40
Change in income taxes payable	3	100	3
Other	(79)	(35)	(174)
Net cash provided by operating activities	2,214	2,160	2,032
Cash flows from investing activities
Net sales (purchases) of short-term securities	(19)	(141)	397
Other investments, net	(8)	(7)	(34)
Acquisition, net of cash acquired	—	—	(477)
Net cash used in investing activities	(27)	(148)	(114)
Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(1,500)	(1,270)	(1,378)
Treasury stock acquired—net employee share-based compensation	(48)	(51)	(62)
Dividends paid to shareholders	(844)	(814)	(785)
Payment of debt	(500)	(600)	(657)
Issuance of debt	492	591	789
Issuance of common stock—employee share options	213	132	173
Net cash used in financing activities	(2,187)	(2,012)	(1,920)
Net decrease in cash	—	—	(2)
Cash at beginning of year	—	—	2
Cash at end of year	$—	$—	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$78	$283	$173
Cash paid during the year for interest	$291	$300	$320
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

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2017-2019
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2019
Business Insurance	$1,161	$42,252	$7,540	$15,300	$1,816	$10,963	$2,503	$2,627	$15,629
Bond & Specialty Insurance	309	3,316	1,845	2,565	233	1,094	478	483	2,739
Personal Insurance	803	6,268	5,219	10,407	419	7,076	1,620	1,220	10,783
Total—Reportable Segments	2,273	51,836	14,604	28,272	2,468	19,133	4,601	4,330	29,151
Other	—	13	—	—	—	—	—	379	—
Consolidated	$2,273	$51,849	$14,604	$28,272	$2,468	$19,133	$4,601	$4,709	$29,151
2018
Business Insurance	$1,102	$41,132	$7,112	$14,722	$1,833	$10,171	$2,388	$2,623	$14,956
Bond & Specialty Insurance	277	3,255	1,619	2,420	233	772	454	459	2,528
Personal Insurance	741	6,266	4,824	9,917	408	7,348	1,539	1,185	10,224
Total—Reportable Segments	2,120	50,653	13,555	27,059	2,474	18,291	4,381	4,267	27,708
Other	—	15	—	—	—	—	—	382	—
Consolidated	$2,120	$50,668	$13,555	$27,059	$2,474	$18,291	$4,381	$4,649	$27,708
2017
Business Insurance	$1,060	$40,352	$6,857	$14,146	$1,786	$9,521	$2,286	$2,563	$14,270
Bond & Specialty Insurance	258	3,421	1,515	2,307	228	899	432	464	2,359
Personal Insurance	707	5,860	4,543	9,230	383	7,047	1,448	1,111	9,590
Total—Reportable Segments	2,025	49,633	12,915	25,683	2,397	17,467	4,166	4,138	26,219
Other	—	17	—	—	—	—	—	401	—
Consolidated	$2,025	$49,650	$12,915	$25,683	$2,397	$17,467	$4,166	$4,539	$26,219
___________________________________________

(1)	See note 2 of notes to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(2)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2019
Reinsurance recoverables	$110	$—	$—	$18	$92
Allowance for uncollectible:
Premiums receivable from underwriting activities	$54	$59	$—	$58	$55
Deductibles	$24	$(2)	$—	$—	$22
2018
Reinsurance recoverables	$111	$—	$—	$1	$110
Allowance for uncollectible:
Premiums receivable from underwriting activities	$58	$50	$—	$54	$54
Deductibles	$26	$(1)	$—	$1	$24
2017
Reinsurance recoverables	$116	$—	$—	$5	$111
Allowance for uncollectible:
Premiums receivable from underwriting activities	$61	$38	$—	$41	$58
Deductibles	$34	$(2)	$—	$6	$26
___________________________________________

(1)	Credited to the related asset account.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2017-2019
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2019	$2,273	$51,836	$1,155	$14,604	$28,272	$2,468	$18,854	$164	$4,601	$17,794	$29,151
2018	$2,120	$50,653	$1,158	$13,555	$27,059	$2,474	$18,614	$(406)	$4,381	$17,060	$27,708
2017	$2,025	$49,633	$1,102	$12,915	$25,683	$2,397	$17,846	$(458)	$4,166	$16,043	$26,219
___________________________________________

(1)	Excludes accident and health insurance business.

(2)	Consolidated property-casualty insurance operations.

(3)	For a discussion of types of reserves discounted and discount rates used, see note 7 of notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.