Form 10-Q
period 2020-03-31
TRAVELERS COMPANIES, INC.
filed 2020-04-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 17, 2020 was 252,835,833.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2020
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenues
Premiums	$7,229	$6,855
Net investment income	611	582
Fee income	108	109
Net realized investment gains (losses)	(98)	53
Other revenues	58	72

Total revenues	7,908	7,671

Claims and expenses
Claims and claim adjustment expenses	4,789	4,442
Amortization of deferred acquisition costs	1,178	1,117
General and administrative expenses	1,137	1,057
Interest expense	84	88
Total claims and expenses	7,188	6,704

Income before income taxes	720	967
Income tax expense	120	171
Net income	$600	$796

Net income per share
Basic	$2.34	$3.01
Diluted	$2.33	$2.99

Weighted average number of common shares outstanding
Basic	254.4	262.9
Diluted	255.9	264.8

Cash dividends declared per common share	$0.82	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019

Net income	$600	$796

Other comprehensive income (loss)
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(575)	1,416
Having credit losses recognized in the consolidated statement of income	(6)	5
Net changes in benefit plan assets and obligations	23	12
Net changes in unrealized foreign currency translation	(268)	50
Other comprehensive income (loss) before income taxes	(826)	1,483
Income tax expense (benefit)	(137)	306
Other comprehensive income (loss), net of taxes	(689)	1,177
Comprehensive income (loss)	$(89)	$1,973

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,630 and $65,281; allowance for expected credit losses of $4 at March 31, 2020)	$67,897	$68,134
Equity securities, at fair value (cost $372 and $376)	342	425
Real estate investments	966	963
Short-term securities	4,033	4,943
Other investments	3,412	3,419
Total investments	76,650	77,884
Cash	544	494
Investment income accrued	567	618
Premiums receivable (net of allowance for expected credit losses of $78 at March 31, 2020)	8,202	7,909
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $149 at March 31, 2020)	8,152	8,235
Ceded unearned premiums	1,030	689
Deferred acquisition costs	2,298	2,273
Deferred taxes	9	—
Contractholder receivables (net of allowance for expected credit losses of $20 at March 31, 2020)	4,634	4,599
Goodwill	3,915	3,961
Other intangible assets	322	330
Other assets	3,113	3,130
Total assets	$109,436	$110,122

Liabilities
Claims and claim adjustment expense reserves	$51,957	$51,849
Unearned premium reserves	14,941	14,604
Contractholder payables	4,654	4,619
Payables for reinsurance premiums	634	363
Deferred taxes	—	137
Debt	6,559	6,558
Other liabilities	5,487	6,049
Total liabilities	84,232	84,179

Shareholders’ equity
Common stock (1,750.0 shares authorized; 252.9 and 255.5 shares issued, 252.8 and 255.5 shares outstanding)	23,542	23,469
Retained earnings	37,325	36,977
Accumulated other comprehensive income (loss)	(49)	640
Treasury stock, at cost (525.9 and 522.1 shares)	(35,614)	(35,143)
Total shareholders’ equity	25,204	25,943
Total liabilities and shareholders’ equity	$109,436	$110,122

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019

Common stock
Balance, beginning of period	$23,469	$23,144
Employee share-based compensation	27	54
Compensation amortization under share-based plans and other changes	46	45
Balance, end of period	23,542	23,243

Retained earnings
Balance, beginning of period	36,977	35,204
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	(43)	—
Net income	600	796
Dividends	(210)	(204)
Other	1	(1)
Balance, end of period	37,325	35,795

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	640	(1,859)
Other comprehensive income (loss)	(689)	1,177
Balance, end of period	(49)	(682)

Treasury stock, at cost
Balance, beginning of period	(35,143)	(33,595)
Treasury stock acquired — share repurchase authorization	(425)	(375)
Net shares acquired related to employee share-based compensation plans	(46)	(46)
Balance, end of period	(35,614)	(34,016)

Total shareholders’ equity	$25,204	$24,340

Common shares outstanding
Balance, beginning of period	255.5	263.6
Treasury stock acquired — share repurchase authorization	(3.5)	(2.9)
Net shares issued under employee share-based compensation plans	0.8	1.2
Balance, end of period	252.8	261.9

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$600	$796
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	98	(53)
Depreciation and amortization	203	211
Deferred federal income tax expense	6	32
Amortization of deferred acquisition costs	1,178	1,117
Equity in income from other investments	(67)	(34)
Premiums receivable	(326)	(434)
Reinsurance recoverables	(15)	98
Deferred acquisition costs	(1,215)	(1,185)
Claims and claim adjustment expense reserves	388	(2)
Unearned premium reserves	414	551
Other	(636)	(458)
Net cash provided by operating activities	628	639

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,461	1,556
Proceeds from sales of investments:
Fixed maturities	388	769
Equity securities	33	39
Other investments	64	105
Purchases of investments:
Fixed maturities	(2,630)	(2,914)
Equity securities	(35)	(22)
Real estate investments	(16)	(77)
Other investments	(103)	(146)
Net sales (purchases) of short-term securities	906	(109)
Securities transactions in course of settlement	85	295
Other	(69)	(82)
Net cash provided by (used in) investing activities	84	(586)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(425)	(375)
Treasury stock acquired — net employee share-based compensation	(46)	(46)
Dividends paid to shareholders	(210)	(205)
Issuance of debt	—	492
Issuance of common stock — employee share options	31	63
Net cash used in financing activities	(650)	(71)
Effect of exchange rate changes on cash	(12)	2
Net increase (decrease) in cash	50	(16)
Cash at beginning of year	494	373
Cash at end of period	$544	$357

Supplemental disclosure of cash flow information
Income taxes paid	$15	$5
Interest paid	$60	$50
The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the Company’s 2019 Annual Report).

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 presentation.

 Adoption of Accounting Standards

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding, regardless of whether the subsidiary issuer could have suspended its public reporting obligations under the applicable SEC requirements with respect to the securities. In accordance with the amended requirements, a parent guarantor may cease providing the condensed consolidating financial information if the corresponding subsidiary issuer’s public reporting obligation is suspended. The amendments to the financial disclosure requirements are effective on January 4, 2021; however, the SEC permits voluntary compliance in advance of the effective date.  The Company elected to apply the amended requirements for the quarter ended March 31, 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings Inc., that were disclosed in note 8 of the financial statements in the Company’s 2019 Annual Report.

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables and structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The Company adopted the updated guidance for the quarter ending March 31, 2020. For available-for-sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost, the updated guidance was

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

applied by a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2020, the beginning of the period of adoption. The adoption of this guidance resulted in the recognition of an after-tax cumulative effect adjustment of $43 million to reflect the impact of recognizing expected credit losses, as compared to incurred credit losses recognized under the previous guidance. This adjustment is primarily associated with structured settlements that are recorded as part of reinsurance recoverables. The cumulative effect adjustment decreased retained earnings as of January 1, 2020 and increased the allowance for estimated uncollectible reinsurance.

For additional information regarding accounting standards that the Company adopted during the periods presented, see note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

Accounting Standards Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, see the “Other Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

Accounting Policies

The following accounting policies have been updated to reflect the Company's adoption of Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as described above.

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments.

Credit Impairments of Fixed Maturities

Some of the factors considered in assessing impairment of fixed maturities due to credit-related factors include: (1) the extent to which the fair value has been less than amortized cost; (2) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

Beginning on January 1, 2020, credit losses are recognized through an allowance account. See note 1 - Adoption of Accounting Standards - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments for additional information.

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

For fixed maturities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value.  For fixed maturities where the Company expects a recovery in value, the constant effective yield method is utilized, and the investment is amortized to par.

For fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in net realized investment gains (losses).  The new cost basis is not adjusted for any subsequent recoveries in fair value.

The Company reports investment income accrued separately from fixed maturities, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Uncollectible available-for-sale debt securities are written-off when the Company determines that no additional payments of principle or interest will be received.

Reinsurance Recoverables

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Included in reinsurance recoverables are amounts related to certain structured settlements. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.  For structured settlements, the allowance is also based upon the Company’s ongoing review of life insurers’ creditworthiness and estimated amounts of coverage that would be available from state guaranty funds if a life insurer defaults. A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the amount of uncollectible reinsurance due to credit-related factors and the estimate is reported in an allowance for estimated uncollectible reinsurance. The allowance also includes estimated uncollectible amounts related to dispute risk with reinsurers.  Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of claims and claim adjustment expenses.  The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

Contractholder Receivables and Payables

Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in both contractholder payables and contractholder receivables. Contractholder receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the allowance for expected credit losses.

Premiums and Unearned Premium Reserves

Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.    SEGMENT INFORMATION

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2020
Premiums	$3,864	$667	$2,698	$7,229
Net investment income	453	55	103	611
Fee income	102	—	6	108
Other revenues	31	5	22	58
Total segment revenues (1)	$4,450	$727	$2,829	$8,006
Segment income (1)	$289	$122	$336	$747

2019
Premiums	$3,742	$606	$2,507	$6,855
Net investment income	427	56	99	582
Fee income	104	—	5	109
Other revenues	43	6	22	71
Total segment revenues (1)	$4,316	$668	$2,633	$7,617
Segment income (1)	$414	$138	$278	$830
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$899	$972
Commercial automobile	684	628
Commercial property	508	460
General liability	601	567
Commercial multi-peril	886	840
Other	12	8
Total Domestic	3,590	3,475
International	274	267
Total Business Insurance	3,864	3,742
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	257	246
General liability	287	257
Other	58	52
Total Domestic	602	555
International	65	51
Total Bond & Specialty Insurance	667	606
Personal Insurance:
Domestic:
Automobile	1,351	1,297
Homeowners and Other	1,176	1,039
Total Domestic	2,527	2,336
International	171	171
Total Personal Insurance	2,698	2,507
Total earned premiums	7,229	6,855
Net investment income	611	582
Fee income	108	109
Other revenues	58	71
Total segment revenues	8,006	7,617
Other revenues	—	1
Net realized investment gains (losses)	(98)	53
Total revenues	$7,908	$7,671
Income reconciliation, net of tax
Total segment income	$747	$830
Interest Expense and Other (1)	(71)	(75)
Core income	676	755
Net realized investment gains (losses)	(76)	41
Net income	$600	$796
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $66 million and $70 million for the three months ended March 31, 2020 and 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2020	December 31, 2019
Asset reconciliation
Business Insurance	$83,525	$83,896
Bond & Specialty Insurance	8,690	8,599
Personal Insurance	16,666	17,015
Total assets by reportable segment	108,881	109,510
Other assets (1)	555	612
Total consolidated assets	$109,436	$110,122
 _________________________________________________________

(1)
The primary components of other assets at both March 31, 2020 and December 31, 2019 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at March 31, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,003	$—	$53	$1	$2,055
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,893	—	907	9	16,791
Revenue	10,158	—	593	3	10,748
State general obligation	1,149	—	65	—	1,214
Pre-refunded	2,166	—	89	—	2,255
Total obligations of states, municipalities and political subdivisions	29,366	—	1,654	12	31,008
Debt securities issued by foreign governments	1,016	—	24	—	1,040
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,165	—	147	5	3,307
All other corporate bonds	30,034	4	816	405	30,441
Redeemable preferred stock	46	—	—	—	46
Total	$65,630	$4	$2,694	$423	$67,897

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$19	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,490	829	4	16,315
Revenue	9,731	586	2	10,315
State general obligation	1,167	64	—	1,231
Pre-refunded	1,968	88	—	2,056
Total obligations of states, municipalities and political subdivisions	28,356	1,567	6	29,917
Debt securities issued by foreign governments	1,167	8	2	1,173
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	91	3	3,280
All other corporate bonds	30,442	1,195	18	31,619
Redeemable preferred stock	48	2	—	50
Total	$65,281	$2,882	$29	$68,134

Pre-refunded bonds of $2.26 billion and $2.06 billion at March 31, 2020 and December 31, 2019, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $388 million and $769 million during the three months ended March 31, 2020 and 2019, respectively. Gross gains of $15 million and $21 million and gross losses of $1 million and $4 million were realized on those sales during the three months ended March 31, 2020 and 2019, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at March 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$339	$9	$43	$305
Non-redeemable preferred stock	33	6	2	37
Total	$372	$15	$45	$342

				Fair
(at December 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$341	$45	$3	$383
Non-redeemable preferred stock	35	7	—	42
Total	$376	$52	$3	$425

For the three months ended March 31, 2020 and 2019, the Company recognized $(79) million and $39 million of net gains (losses) on equity securities still held as of March 31, 2020 and 2019, respectively. Net realized investment losses on equity securities still held for the first quarter of 2020 were driven by the impact of changes in fair value attributable to the recent disruption in global financial markets associated with the global pandemic beginning in March 2020 related to the novel coronavirus COVID-19.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.  The Company also relies upon estimates of several credit and non-credit factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements to determine whether credit impairment exists.

	Less than 12 months		12 months or longer		Total
(at March 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$71	$1	$—	$—	$71	$1
Obligations of states, municipalities and political subdivisions	703	12	—	—	703	12
Debt securities issued by foreign governments	5	—	—	—	5	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	431	5	19	—	450	5
All other corporate bonds	8,239	382	188	23	8,427	405
Redeemable preferred stock	31	—	—	—	31	—
Total	$9,480	$400	$207	$23	$9,687	$423

	Less than 12 months		12 months or longer		Total
(at December 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5	$—	$193	$—	$198	$—
Obligations of states, municipalities and political subdivisions	668	6	12	—	680	6
Debt securities issued by foreign governments	257	1	147	1	404	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	399	2	131	1	530	3
All other corporate bonds	1,571	10	662	8	2,233	18
Total	$2,900	$19	$1,145	$10	$4,045	$29

At March 31, 2020, the Company had $107 million of unrealized investment losses on fixed maturity investments for which fair value has been less than 80% of amortized cost for a continuous period of three months or less.  The Company determined that the unrealized losses on these securities were due to non-credit factors. These unrealized investment losses were related to "All other corporate bonds" in the foregoing table and represented less than 1% of the Company's fixed maturity investment portfolio and less than 1% of shareholders' equity at March 31, 2020.  Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Impairment Charges

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Fixed Maturities
(for the three months ended March 31, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, Beginning of Period	$—	$—	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	—	4	4
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, End of Period	$—	$4	$4

(1)
Credit impairment charges recognized in net realized investment gains (losses) for the three months ended March 31, 2020 included $12 million of credit losses on securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

Total credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $16 million and $1 million for the three months ended March 31, 2020 and 2019, respectively. Credit losses for the three months ended March 31, 2020 and 2019 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.

Other Investments
Included in other investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the adverse impact of the recent disruption in global financial markets associated with COVID-19 on net investment income from these investments was not reflected in the Company's results for the first quarter of 2020.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2020 and December 31, 2019.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $94 million and $73 million at March 31, 2020 and December 31, 2019, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $0 million and $28 million at March 31, 2020 and December 31, 2019, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at March 31, 2020 and December 31, 2019 was $7 million and $8 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,055	$2,055	$—	$—
Obligations of states, municipalities and political subdivisions	31,008	—	30,996	12
Debt securities issued by foreign governments	1,040	—	1,040	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,307	—	3,307	—
All other corporate bonds	30,441	2	30,357	82
Redeemable preferred stock	46	3	43	—
Total fixed maturities	67,897	2,060	65,743	94
Equity securities
Public common stock	305	305	—	—
Non-redeemable preferred stock	37	15	22	—
Total equity securities	342	320	22	—
Other investments	33	12	—	21
Total	$68,272	$2,392	$65,765	$115

Other liabilities	$7	$—	$—	$7

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	29,917	—	29,905	12
Debt securities issued by foreign governments	1,173	—	1,173	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	—	3,280	—
All other corporate bonds	31,619	—	31,530	89
Redeemable preferred stock	50	—	50	—
Total fixed maturities	68,134	2,095	65,938	101
Equity securities
Public common stock	383	383	—	—
Non-redeemable preferred stock	42	13	29	—
Total equity securities	425	396	29	—
Other investments	36	16	—	20
Total	$68,595	$2,507	$65,967	$121

Other liabilities	$8	$—	$—	$8

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,033	$4,033	$906	$3,076	$51
Financial liabilities
Debt	$6,459	$8,026	$—	$8,026	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,943	$4,943	$685	$4,204	$54
Financial liabilities
Debt	$6,458	$8,049	$—	$8,049	$—
Commercial paper	$100	$100	$—	$100	$—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2020 or year ended December 31, 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, January 1, 2020	$7,909	$49

Current period change for expected credit losses		43
Write-offs of uncollectible premiums receivable		14

Balance, March 31, 2020	$8,202	$78

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2020.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, January 1, 2020	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		53
Current period change for estimated uncollectible reinsurance		4
Write-offs of uncollectible reinsurance recoverables		—
Balance, March 31, 2020	$8,152	$149

Of the total reinsurance recoverables at March 31, 2020, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.58 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 93% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies,  1% related to the Company’s participation in voluntary pools, and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at March 31, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, January 1, 2020	$4,599	$20

Current period change for expected credit losses		—
Write-offs of uncollectible contractholder receivables		—
Balance, March 31, 2020	$4,634	$20

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2020	December 31, 2019
Business Insurance	$2,570	$2,601
Bond & Specialty Insurance	550	550
Personal Insurance	769	784
Other	26	26
Total	$3,915	$3,961

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$94	$22	$72
Contract-based (1)	204	180	24
Total subject to amortization	298	202	96
Not subject to amortization	226	—	226
Total	$524	$202	$322

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$21	$78
Contract-based (1)	205	179	26
Total subject to amortization	304	200	104
Not subject to amortization	226	—	226
Total	$530	$200	$330
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

Amortization expense of intangible assets was $4 million for each of the three months ended March 31, 2020 and 2019.  Amortization expense for all intangible assets subject to amortization is estimated to be $10 million for the remainder of 2020, $13 million in 2021, $12 million in 2022, $12 million in 2023 and $11 million in 2024. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $4 million for the remainder of 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $2 million in 2024.

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2020	December 31, 2019
Property-casualty	$51,944	$51,836
Accident and health	13	13
Total	$51,957	$51,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2020	2019
Claims and claim adjustment expense reserves at beginning of year	$51,836	$50,653
Less reinsurance recoverables on unpaid losses	8,035	8,182
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	53	—
Net reserves at beginning of year	43,854	42,471

Estimated claims and claim adjustment expenses for claims arising in the current year	4,763	4,435
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(3)	(16)
Total increases	4,760	4,419

Claims and claim adjustment expense payments for claims arising in:
Current year	947	970
Prior years	3,439	3,320
Total payments	4,386	4,290
Unrealized foreign exchange (gain) loss	(210)	41
Net reserves at end of period	44,018	42,641
Plus reinsurance recoverables on unpaid losses	7,926	8,063
Claims and claim adjustment expense reserves at end of period	$51,944	$50,704

Gross claims and claim adjustment expense reserves at March 31, 2020 increased by $108 million from December 31, 2019, primarily reflecting the impact of higher volumes of insured exposures and loss cost trends for the current accident year.

Reinsurance recoverables on unpaid losses at March 31, 2020 decreased by $109 million from December 31, 2019, primarily reflecting the $53 million cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020 and cash collections in the first three months of 2020.

Beginning in late March, in response to COVID-19, a number of states have enacted changes designed to effectively expand workers’ compensation coverage by creating a presumption of compensability for certain types of workers.  In addition, other states are considering similar changes.  Depending on the number of states that institute such changes and the terms of the changes, as well as the outcome of any related legal challenges, the Company could experience elevated claims frequency and severity for its workers’ compensation line, which could have a material adverse effect on its results of operations.

The Company continues to evaluate the impact of recent developments on the estimated realizable value of its subrogation claims related to the 2017 and 2018 California wildfires. Recent developments include (i) the approval of Restructuring Support Agreements (RSAs) by the United States Bankruptcy Court reflecting the settlement of subrogation claims and individual wildfire victim claims against Pacific Gas & Electric Company (PG&E) and a settlement between bondholders and PG&E and (ii) PG&E reached agreement with the Governor of California to secure his support for PG&E's plan of reorganization and (iii) the ballots for voting have been sent to parties entitled to vote on PG&E's plan of reorganization and are due to be cast by May 15. The plan confirmation hearing is scheduled to begin May 27. The California Public Utilities Commission must provide regulatory approval for PG&E's plan of reorganization and is expected to issue its decision in the second quarter of 2020. The RSAs may be terminated if PG&E's plan of reorganization is not confirmed by June 30, 2020. Due to the risks and uncertainties associated with the PG&E bankruptcy and other factors, the Company has not yet recognized a subrogation benefit related to these claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2020 and 2019, estimated claims and claim adjustment expenses incurred included $3 million and $16 million, respectively, of net favorable development for claims arising in prior years, including $27 million and $51 million, respectively, of net favorable prior year reserve development, and $12 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the first quarter of 2020 totaled $5 million, primarily driven by:

•	Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and

•	Commercial property - better than expected loss experience in the segment's domestic operations for multiple accident years.

Largely offset by:

•	Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years.

Net unfavorable prior year reserve development in the first quarter of 2019 totaled $21 million, primarily driven by:

•
General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years, primarily for years prior to 2009, due to the enactment by New York State of the Child Victims Act on February 14, 2019; and

•	Commercial multi-peril - higher than expected loss experience in the segment's domestic operations primarily for recent accident years.

Partially offset by:

•	Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years.

Bond & Specialty Insurance.  There was no net prior year reserve development in the first quarter of 2020. Net favorable prior year reserve development in the first quarter of 2019 of $3 million was not significant.

Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2020 totaled $22 million, primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for multiple accident years. Net favorable prior year reserve development in the first quarter of 2019 totaled $69 million, primarily driven by better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2020.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2019	$2,057	$189	$(846)	$(760)	$640

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(459)	(4)	1	(246)	(708)
Amounts reclassified from AOCI, net of tax	2	—	17	—	19
Net OCI, current period	(457)	(4)	18	(246)	(689)
Balance, March 31, 2020	$1,600	$185	$(828)	$(1,006)	$(49)

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2020	2019

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(575)	$1,416
Income tax expense (benefit)	(118)	300
Net of taxes	(457)	1,116

Having credit losses recognized in the consolidated statement of income	(6)	5
Income tax expense (benefit)	(2)	1
Net of taxes	(4)	4

Net changes in benefit plan assets and obligations	23	12
Income tax expense	5	2
Net of taxes	18	10

Net changes in unrealized foreign currency translation	(268)	50
Income tax expense (benefit)	(22)	3
Net of taxes	(246)	47

Total other comprehensive income (loss)	(826)	1,483
Total income tax expense (benefit)	(137)	306
Total other comprehensive income (loss), net of taxes	$(689)	$1,177

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.	OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended March 31,
(in millions)	2020	2019

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$2	$(16)
Income tax expense (2)	—	(3)
Net of taxes	2	(13)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	9	5
General and administrative expenses (3)	12	8
Total	21	13
Income tax benefit (2)	4	3
Net of taxes	17	10

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	23	(3)
Total income tax benefit	4	—
Total reclassifications, net of taxes	$19	$(3)
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES

During the three months ended March 31, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization, for a total cost of $425 million.  The average cost per share repurchased was $123.09.  In addition, the Company acquired 0.3 million shares for a total cost of $46 million during the three months ended March 31, 2020 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At March 31, 2020, the Company had $1.36 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019

Basic and Diluted
Net income, as reported	$600	$796
Participating share-based awards — allocated income	(5)	(5)
Net income available to common shareholders — basic and diluted	$595	$791

Common Shares
Basic
Weighted average shares outstanding	254.4	262.9

Diluted
Weighted average shares outstanding	254.4	262.9
Weighted average effects of dilutive securities — stock options and performance shares	1.5	1.9
Total	255.9	264.8

Net Income per Common Share
Basic	$2.34	$3.01
Diluted	$2.33	$2.99

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2020:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,743,262	$112.65	6.0 years	$32
Exercisable at end of period	5,394,082	$104.00	4.7 years	$32
_________________________________________________________

(1)	Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $46 million and $45 million for the three months ended March 31, 2020 and 2019, respectively. The related tax benefits recognized in the consolidated statement of income were $8 million for each of the three months ended March 31, 2020 and 2019.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2020 was $231 million, which is expected to be recognized over a weighted-average period of 2.1 years.

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2020	2019	2020	2019

Net Periodic Benefit Cost:
Service cost	$33	$30	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$29	$35	$1	$2
Expected return on plan assets	(69)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(1)
Net actuarial loss	23	14	—	—
Total non-service cost (benefit)	(17)	(20)	(1)	1
Net periodic benefit cost	$16	$10	$(1)	$1

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2020	2019	2020	2019
Service Cost:
Claims and claim adjustment expenses	$14	$12	$—	$—
General and administrative expenses	19	18	—	—
Total service cost	33	30	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(7)	(8)	—	—
General and administrative expenses	(10)	(12)	(1)	1
Total non-service cost (benefit)	(17)	(20)	(1)	1
Net periodic benefit cost	$16	$10	$(1)	$1

13.          LEASES

The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease, and a right-of-use asset and lease liability is recognized as part of other assets and other liabilities, respectively, in the consolidated balance sheet.

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2020	2019

Lease cost
Operating leases	$24	$22
Short-term leases (1)	—	4
Lease expense	24	26
Less: sublease income (2)	—	—
Net lease cost	$24	$26

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$27	$24
Right-of-use assets obtained in exchange for new lease liabilities	$14	$8
Weighted average discount rate	2.97%	3.07%
Weighted average remaining lease term	5.0 years	5.2 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.    LEASES, Continued

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2020	$81
2021	94
2022	73
2023	54
2024	37
Thereafter	57
Total undiscounted lease payments	396
Less: present value adjustment	30
Operating lease liability	$366

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.68 billion and $1.66 billion at March 31, 2020 and December 31, 2019, respectively.

Table of Contents
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at March 31, 2020.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2020, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2020 First Quarter Consolidated Results of Operations

•	Net income of $600 million, or $2.34 per share basic and $2.33 per share diluted

•	Net earned premiums of $7.23 billion

•	Catastrophe losses of $333 million ($263 million after-tax)

•	COVID-19-related net charges of $86 million pre-tax ($68 million after-tax) included in underwriting margin

•	Net favorable prior year reserve development of $27 million ($21 million after-tax)

•	Combined ratio of 95.5%

•	Net investment income of $611 million ($519 million after-tax)

•	Net realized investment losses of $98 million ($76 million after-tax)

•	Operating cash flows of $628 million

2020 First Quarter Consolidated Financial Condition

•	Total investments of $76.65 billion; fixed maturities and short-term securities comprised 94% of total investments

•	Total assets of $109.44 billion

•	Total debt of $6.56 billion, resulting in a debt-to-total capital ratio of 20.6% (21.9% excluding net unrealized investment gains, net of tax)

•	Repurchased 3.8 million common shares for total cost of $471 million and paid $210 million of dividends to shareholders

•	Shareholders’ equity of $25.20 billion

•	Net unrealized investment gains of $2.27 billion ($1.79 billion after-tax)

•	Book value per common share of $99.69

•	Holding company liquidity of $1.61 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2020	2019

Revenues
Premiums	$7,229	$6,855
Net investment income	611	582
Fee income	108	109
Net realized investment gains (losses)	(98)	53
Other revenues	58	72
Total revenues	7,908	7,671

Claims and expenses
Claims and claim adjustment expenses	4,789	4,442
Amortization of deferred acquisition costs	1,178	1,117
General and administrative expenses	1,137	1,057
Interest expense	84	88
Total claims and expenses	7,188	6,704
Income before income taxes	720	967
Income tax expense	120	171
Net income	$600	$796

Net income per share
Basic	$2.34	$3.01
Diluted	$2.33	$2.99

Combined ratio
Loss and loss adjustment expense ratio	65.5%	64.0%
Underwriting expense ratio	30.0	29.7
Combined ratio	95.5%	93.7%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.33 in the first quarter of 2020 decreased by 22% from diluted net income per share of $2.99 in the same period of 2019.  Net income of $600 million in the first quarter of 2020 decreased by 25% from net income of $796 million in the same period of 2019.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) net realized investment losses compared to net realized investment gains in the same period of 2019, (ii) higher catastrophe losses and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (v) higher net investment income. Catastrophe losses in the first quarters of 2020 and 2019 were $333 million and $193 million, respectively. Net favorable prior year reserve development in the first quarters of 2020 and 2019 was $27 million and $51 million, respectively. The higher underlying underwriting margins in the first quarter of 2020 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Income tax expense in the first quarter of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact the Company's results of operations. For the three months ended March 31, 2020, the Company's underwriting margins included net pre-tax charges of $86 million associated with COVID-19 and related economic conditions. In particular, earned premiums were negatively impacted by a reduction in the Company's estimate of ultimate audit premiums receivable, general and administrative expenses were negatively impacted due to an increased allowance for expected credit losses on premiums receivable, and the Company incurred modestly higher claims and claim adjustment expenses in certain lines of business. The Company also incurred net realized investment losses driven by the impact of changes in fair value on the Company's equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Outlook" and "Part II—Item 1A—Risk Factors."

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months ended March 31, 2020 and 2019, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2020 were $7.23 billion, $374 million or 5% higher than in the same period of 2019.  In Business Insurance, earned premiums in the first quarter of 2020 increased by 3% over the same period of 2019.  In Bond & Specialty Insurance, earned premiums in the first quarter of 2020 increased by 10% over the same period of 2019.  In Personal Insurance, earned premiums in the first quarter of 2020 increased by 8% over the same period of 2019.  Factors contributing to the increases in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Average investments (1)	$76,191	$74,040
Pre-tax net investment income	611	582
After-tax net investment income	519	496
Average pre-tax yield (2)	3.2%	3.1%
Average after-tax yield (2)	2.7%	2.7%
_________________________________________________________

(1)	Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)	Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2020 was $611 million, $29 million or 5% higher than in the same period of 2019.  Net investment income from fixed maturity investments in the first quarter of 2020 was $511 million, level with the same period of 2019, as a higher average level of fixed maturity investments was offset by lower long-term interest rates. Net investment income from short-term securities in the first quarter of 2020 was $22 million, $6 million lower than in the same period of 2019, primarily resulting from lower short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the first quarter of 2020 was $88 million, $35 million higher than in the same period of 2019, primarily resulting from higher returns from private equity limited partnerships. Included in other investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the adverse impact of the recent disruption in global financial markets on net investment income from these investments was not reflected in the Company's results for the first quarter of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
Fee income in the first quarter of 2020 was $108 million, $1 million or 1% lower than in the same period of 2019. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

 Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2020	2019
Credit impairment losses	$(16)	$(1)
Net realized investment gains (losses) on equity securities still held	(79)	39
Other net realized investment gains (losses), including from sales	(3)	15
Total	$(98)	$53

Net realized investment losses on equity securities still held of $79 million for the first quarter of 2020 were driven by the impact of changes in fair value attributable to the recent disruption in global financial markets.

Other Revenues
Other revenues in the first quarters of 2020 and 2019 included installment premium charges and revenues from Simply Business.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2020 were $4.79 billion, $347 million or 8% higher than in the same period of 2019, primarily reflecting (i) higher catastrophe losses, (ii) higher business volumes, (iii) loss cost trends, (iv) modestly higher loss estimates attributable to the impact of COVID-19 and related economic conditions, (v) lower net favorable prior year reserve development and (vi) the net adverse impact of changes in loss estimates across several product lines in Business Insurance initially recognized in the last three quarters of 2019, partially offset by (vii) lower non-catastrophe weather-related losses, (viii) lower losses in Agency Automobile in Personal Insurance, including the impact of a decrease in miles driven attributable to COVID-19 and related economic conditions and (ix) a lower level of large losses in the International business. Catastrophe losses in the first quarter of 2020 primarily resulted from tornado activity in Tennessee and other wind storms and winter storms in several regions of the United States. Catastrophe losses in the first quarter of 2019 primarily resulted from winter storms and wind storms in several regions of the United States.

Factors contributing to net prior year reserve development during the first quarters of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2020 and 2019, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2020 and 2019 for significant catastrophes that occurred in 2019 and 2018, and the estimate of ultimate losses for those catastrophes at March 31, 2020 and December 31, 2019.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2020 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2020	2019	March 31, 2020	December 31, 2019

2018
PCS Serial Number:
15 — Winter storm	1	—	141	140
17 — Severe wind and hail storms	(2)	(2)	103	105
33 — Severe wind and hail storms	(1)	(5)	118	119
52 — Hurricane Florence	—	(3)	88	88
57 — Hurricane Michael	(2)	3	158	160
59 — California wildfire - Camp fire	6	(2)	342	336
60 — California wildfire - Woolsey fire	—	—	129	129

2019
PCS Serial Number:
33 — Severe wind storms	5	n/a	255	250
61 — Severe wind storms and tornadoes	—	n/a	109	109

2020
PCS Serial Number:
16 — Tennessee tornado activity	182	n/a	182	n/a
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2020 was $1.18 billion, $61 million or 5% higher than in the same period of 2019.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2020 were $1.14 billion, $80 million or 8% higher than in the same period of 2019. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the first quarters of 2020 and 2019 was $84 million and $88 million, respectively.

Income Tax Expense
Income tax expense in the first quarter of 2020 was $120 million, $51 million or 30% lower than in the same period of 2019, primarily reflecting the impact of the $247 million decrease in income before income taxes in the first quarter of 2020.

The Company’s effective tax rate was 17% and 18% in the first quarters of 2020 and 2019, respectively.  The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 95.5% in the first quarter of 2020 was 1.8 points higher than the combined ratio of 93.7% in the same period of 2019.  The loss and loss adjustment expense ratio of 65.5% in the first quarter of 2020 was 1.5 points higher than the loss and loss adjustment expense ratio of 64.0% in the same period of 2019.  The underwriting expense ratio of 30.0% for the first quarter of 2020 was 0.3 points higher than the underwriting expense ratio of 29.7% in the same period of 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Catastrophe losses in the first quarters of 2020 and 2019 accounted for 4.6 points and 2.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2020 and 2019 provided 0.4 points and 0.7 points of benefit, respectively, to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2020 was 0.3 points lower than the 2019 ratio on the same basis.

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019
Business Insurance	$4,794	$4,730
Bond & Specialty Insurance	750	662
Personal Insurance	2,608	2,447
Total	$8,152	$7,839

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019
Business Insurance	$4,190	$4,163
Bond & Specialty Insurance	663	587
Personal Insurance	2,493	2,307
Total	$7,346	$7,057

Gross and net written premiums in first quarter of 2020 reflected growth in all segments. Gross and net written premiums in the first quarter of 2020 both increased by 4% over the same period of 2019. Factors contributing to the increases in gross and net written premiums in each segment, are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Revenues
Earned premiums	$3,864	$3,742
Net investment income	453	427
Fee income	102	104
Other revenues	31	43
Total revenues	4,450	4,316

Total claims and expenses	4,112	3,827

Segment income before income taxes	338	489
Income tax expense	49	75
Segment income	$289	$414

Loss and loss adjustment expense ratio	70.9%	67.6%
Underwriting expense ratio	31.3	30.5
Combined ratio	102.2%	98.1%

Overview
Segment income in the first quarter of 2020 was $289 million, $125 million or 30% lower than segment income of $414 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower underlying underwriting margins, partially offset by (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2019 and (iv) higher net investment income. Catastrophe losses in the first quarters of 2020 and 2019 were $195 million and $95 million, respectively.  Net favorable prior year reserve development in first quarter of 2020 was $5 million. Net unfavorable prior year reserve development in the first quarter of 2019 was $21 million. The lower underlying underwriting margins primarily reflected (i) charges associated with the impact of COVID-19 and related economic conditions, (ii) the non-recurrence of a favorable state assessment adjustment in the prior year quarter and (iii) the net adverse impact of changes in loss estimates across several product lines initially recognized in the last three quarters of 2019, partially offset by (iv) earned pricing that modestly exceeded loss cost trends, (v) higher business volumes and (vi) a lower level of large losses in the International business. Income tax expense in the first quarter of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2020 were $3.86 billion, $122 million or 3% higher than in the same period of 2019. The increase primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in the first quarter of 2020 were negatively impacted by a reduction in the Company's estimate of ultimate audit premiums receivables, including the effect of COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the first quarter of 2020 was $453 million, $26 million or 6% higher than in the same period of 2019.   Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2020 compared with the same period of 2019.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the first quarter of 2020 was $102 million, $2 million or 2% lower than in the same period of 2019. The decrease in 2020 reflected lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the first quarters of both 2020 and 2019 included revenues from Simply Business, as well as installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2020 were $2.79 billion, $211 million or 8% higher than in the same period of 2019, primarily reflecting (i) loss cost trends, (ii) higher catastrophe losses, (iii) modestly higher loss estimates associated with the impact of COVID-19 and related economic conditions and (iv) the net adverse impact of changes in loss estimates across several product lines initially recognized in the last three quarters of 2019, partially offset by (v) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2019 and (vi) a lower level of large losses in the International business.

Factors contributing to net prior year reserve development during the first quarters of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2020 was $636 million, $21 million or 3% higher than in the same period of 2019.  The increase was consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2020 were $685 million, $53 million or 8% higher than in the same period of 2019. General and administrative expenses in the first quarter of 2019 included a benefit related to a state assessment. In addition, general and administrative expenses in the first quarter of 2020 reflected an increased allowance for expected credit losses on premiums receivable, primarily attributable to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the first quarter of 2020 was $49 million, $26 million or 35% lower than in the same period of 2019, primarily reflecting the impact of the $151 million decrease in income before income taxes.

Combined Ratio

The combined ratio of 102.2% in the first quarter of 2020 was 4.1 points higher than the combined ratio of 98.1% in the same period of 2019.  The loss and loss adjustment expense ratio of 70.9% in the first quarter of 2020 was 3.3 points higher than the loss and loss adjustment expense ratio of 67.6% in the same period of 2019. The underwriting expense ratio of 31.3% for the first quarter of 2020 was 0.8 points higher than the underwriting expense ratio of 30.5% in the same period of 2019.

Catastrophe losses in the first quarters of 2020 and 2019 accounted for 5.0 points and 2.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarter of 2020 provided 0.1 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first quarter of 2019 accounted for 0.6 points of the combined ratio. The underlying combined ratio in the first quarter of 2020 was 2.3 points higher than the 2019 ratio on the same basis, primarily reflecting (i) charges associated with the impact of COVID-19 and related economic conditions, (ii) the non-recurrence of a favorable state assessment adjustment in the prior year quarter and (iii) the net adverse impact of changes in loss estimates across several product lines initially recognized in the last three quarters of 2019, partially offset by (iv) earned pricing that modestly exceeded loss cost trends and (v) a lower level of large losses in the International business.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019
Domestic:
Select Accounts	$821	$813
Middle Market	2,569	2,536
National Accounts	508	507
National Property and Other	556	509
Total Domestic	4,454	4,365
International	340	365
Total Business Insurance	$4,794	$4,730

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019
Domestic:
Select Accounts	$799	$785
Middle Market	2,408	2,410
National Accounts	301	304
National Property and Other	428	387
Total Domestic	3,936	3,886
International	254	277
Total Business Insurance	$4,190	$4,163

Gross and written premiums in the first quarter of 2020 both increased by 1% over the same period of 2019.

Select Accounts.  Net written premiums of $799 million in the first quarter of 2020 increased by 2% over the same period of 2019. Business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 remained positive and were higher than in the same period of 2019.  New business premiums in the first quarter of 2020 decreased from the same period of 2019.

Middle Market.  Net written premiums of $2.41 billion in the first quarter of 2020 were comparable with the same period of 2019.  Business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 remained positive and were higher than in the same period of 2019.  New business premiums in the first quarter of 2020 decreased from the same period of 2019.

National Accounts.  Net written premiums of $301 million in the first quarter of 2020 decreased by 1% from the same period of 2019.  Business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 were positive as compared to slightly negative in the same period of 2019. New business premiums in the first quarter of 2020 decreased from the same period of 2019.

National Property and Other.  Net written premiums of $428 million in the first quarter of 2020 increased by 11% over the same period of 2019.  Business retention rates in the first quarter of 2020 decreased from the same period of 2019.  Renewal premium changes in the first quarter of 2020 remained positive and were higher than in the same period of 2019. New business premiums in the first quarter of 2020 increased over the same period of 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International.  Net written premiums of $254 million in the first quarter of 2020 decreased by 8% from the same period of 2019, primarily driven by decreases in the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Revenues
Earned premiums	$667	$606
Net investment income	55	56
Other revenues	5	6
Total revenues	727	668

Total claims and expenses	576	495

Segment income before income taxes	151	173
Income tax expense	29	35
Segment income	$122	$138

Loss and loss adjustment expense ratio	48.8%	43.5%
Underwriting expense ratio	37.1	37.6
Combined ratio	85.9%	81.1%

Overview
Segment income in the first quarter of 2020 was $122 million, $16 million or 12% lower than segment income of $138 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower underlying underwriting margins. There was no net prior year reserve development in the first quarter of 2020. Net favorable prior year reserve development in the first quarter of 2019 was $3 million.  Catastrophe losses in the first quarters of 2020 and 2019 were $1 million and $3 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, partially offset by (ii) higher business volumes.  Income tax expense in the first quarter of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2020 were $667 million, $61 million or 10% higher than in the same period of 2019. The increase primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2020 was $55 million, $1 million or 2% lower than in the same period of 2019. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the first quarter of 2020 compared with the same period of 2019.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2020 were $327 million, $61 million or 23% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher business volumes and (ii) higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions.

There was no net prior year reserve development in the first quarter of 2020. Net favorable prior year reserve development of $3 million during the first quarter of 2019 was not significant.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2020 was $124 million, $12 million or 11% higher than in the same period of 2019.  The increase was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2020 were $125 million, $8 million or 7% higher than in the same period of 2019. The increase primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2020 was $29 million, $6 million or 17% lower than in the same period of 2019, primarily reflecting the impact of the $22 million decrease in segment income before income taxes.

Combined Ratio

The combined ratio of 85.9% in the first quarter of 2020 was 4.8 points higher than the combined ratio of 81.1% in the same period of 2019.  The loss and loss adjustment expense ratio of 48.8% in the first quarter of 2020 was 5.3 points higher than the loss and loss adjustment expense ratio of 43.5% in the same period of 2019. The underwriting expense ratio of 37.1% in the first quarter of 2020 was 0.5 points lower than the underwriting expense ratio of 37.6% in the same period of 2019.

There was no net prior year reserve development in the first quarter of 2020. Net favorable prior year reserve development in the first quarter of 2019 provided 0.5 points of benefit to the combined ratio.  Catastrophe losses in the first quarters of 2020 and 2019 accounted for 0.2 points and 0.5 points, respectively, of the combined ratio.  The underlying combined ratio in the first quarter of 2020 was 4.6 points higher than the 2019 ratio on the same basis, primarily reflecting the impacts of (i) higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, partially offset by (ii) a lower underwriting expense ratio.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019

Domestic:
Management Liability	$438	$389
Surety	250	222
Total Domestic	688	611
International	62	51
Total Bond & Specialty Insurance	$750	$662

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019

Domestic:
Management Liability	$401	$367
Surety	215	184
Total Domestic	616	551
International	47	36
Total Bond & Specialty Insurance	$663	$587

Gross and net written premiums in the first quarter of 2020 both increased by 13% over the same period of 2019.

Domestic.  Net written premiums of $616 million in the first quarter of 2020 increased by 12% over the same period of 2019.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 remained positive and were higher than in the same period of 2019. New business premiums in the first quarter of 2020 increased over the same period of 2019.

International.  Net written premiums of $47 million in the first quarter of 2020 increased by 31% over the same period of 2019. The increase in 2020 was primarily driven by increases in the United Kingdom.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Revenues
Earned premiums	$2,698	$2,507
Net investment income	103	99
Fee income	6	5
Other revenues	22	22
Total revenues	2,829	2,633

Total claims and expenses	2,409	2,286

Segment income before income taxes	420	347
Income tax expense	84	69
Segment income	$336	$278

Loss and loss adjustment expense ratio	61.9%	63.7%
Underwriting expense ratio	26.3	26.4
Combined ratio	88.2%	90.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the first quarter of 2020 was $336 million, $58 million or 21% higher than segment income of $278 million in the same period of 2019. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, partially offset by (ii) lower net favorable prior year reserve development and (iii) higher catastrophe losses. Net favorable prior year reserve development in the first quarters of 2020 and 2019 was $22 million and $69 million, respectively. Catastrophe losses in the first quarters of 2020 and 2019 were $137 million and $95 million, respectively. The higher underlying underwriting margins primarily reflected (i) lower non-catastrophe weather-related losses in Agency Homeowners and Other, (ii) higher business volumes and (iii) lower losses in Agency Automobile, including the impact of a decrease in miles driven attributable to COVID-19 and related economic conditions. Income tax expense in the first quarter of 2020 was higher than in the same period of 2019, primarily reflecting the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2020 were $2.70 billion, $191 million or 8% higher than in the same period of 2019.  The increase primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2020 was $103 million, $4 million or 4% higher than in the same period of 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2020 compared with the same period of 2019.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the first quarters of 2020 and 2019 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2020 were $1.67 billion, $75 million or 5% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher business volumes, (ii) lower net favorable prior year reserve development, (iii) loss cost trends and (iv) higher catastrophe losses, partially offset by (v) lower non-catastrophe weather-related losses in Agency Homeowners and Other and (vi) lower losses in Agency Automobile, including the impact of a decrease in miles driven attributable to COVID-19 and related economic conditions.

Factors contributing to net favorable prior year reserve development during the first quarters of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2020 was $418 million, $28 million or 7% higher than in the same period of 2019.  The increase was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2020 were $320 million, $20 million or 7% higher than in the same period of 2019. The increase primarily reflected the impacts of (i) an increased allowance for expected credit losses on premiums receivable, primarily attributable to the impact of COVID-19 and related economic conditions, and (ii) higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2020 was $84 million, $15 million or 22% higher than in same period of 2019, primarily reflecting the impact of the $73 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 88.2% in the first quarter of 2020 was 1.9 points lower than the combined ratio of 90.1% in the same period of 2019.  The loss and loss adjustment expense ratio of 61.9% in the first quarter of 2020 was 1.8 points lower than the loss and loss adjustment expense ratio of 63.7% in the same period of 2019.  The underwriting expense ratio of 26.3% for the first quarter of 2020 was 0.1 points lower than the underwriting expense ratio of 26.4% in the same period of 2019.

Catastrophe losses in the first quarters of 2020 and 2019 accounted for 5.0 points and 3.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2020 and 2019 provided 0.8 points and 2.8 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the first quarter of 2020 was 5.1 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of (i) lower non-catastrophe weather-related losses in Agency Homeowners and Other and (ii) lower losses in Agency Automobile, including the impact of a decrease in miles driven attributable to COVID-19 and related economic conditions.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019

Domestic:
Agency:
Automobile	$1,272	$1,240
Homeowners and Other	1,086	954
Total Agency	2,358	2,194
Direct-to-Consumer	104	98
Total Domestic	2,462	2,292
International	146	155
Total Personal Insurance	$2,608	$2,447

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2020	2019

Domestic:
Agency:
Automobile	$1,260	$1,224
Homeowners and Other	990	837
Total Agency	2,250	2,061
Direct-to-Consumer	100	95
Total Domestic	2,350	2,156
International	143	151
Total Personal Insurance	$2,493	$2,307

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the first quarter of 2020 increased by 7% and 9% over the same period of 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic Agency Automobile net written premiums of $1.26 billion in the first quarter of 2020 increased by 3% over the same period of 2019.  Business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 remained positive but were lower than in the same period of 2019.  New business premiums in the first quarter of 2020 increased over the same period of 2019.

Domestic Agency Homeowners and Other net written premiums of $990 million in the first quarter of 2020 increased by 18% over the same period of 2019.  Business retention rates remained strong in the first quarter of 2020.  Renewal premium changes in the first quarter of 2020 remained positive and were higher than in the same period of 2019.  New business premiums in the first quarter of 2020 increased over the same period of 2019.

For its Domestic Agency business, the Personal Insurance segment had approximately 7.7 million and 7.2 million active policies at March 31, 2020 and 2019, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $100 million in the first quarter of 2020 increased by 5% over the same period of 2019, primarily reflecting growth in homeowners and other.

International net written premiums of $143 million in the first quarter of 2020 decreased by 5% from the same period of 2019, primarily driven by a decline in automobile net written premiums.

For its international and direct-to-consumer business, Personal Insurance had approximately 853,000 and 902,000 active policies at March 31, 2020 and 2019, respectively.

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2020	2019
Income (loss)	$(71)	$(75)

The Income (loss) for Interest Expense and Other in the first quarters of 2020 and 2019 was $(71) million and $(75) million, respectively.  Pre-tax interest expense in the first quarters of 2020 and 2019 was $84 million and $88 million respectively. After-tax interest expense in the first quarters of 2020 and 2019 was $66 million and $70 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

but which could result in settlements for larger amounts than originally anticipated. Although the Company has seen a reduction in the overall risk associated with these disputes, it remains difficult to predict the ultimate cost of these claims. As in the past, the Company will continue to pursue settlement opportunities.

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.   It is possible that other direct actions against insurers, including the Company, could be filed in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs would be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to any such claims and has received favorable rulings in certain jurisdictions.

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually.  Among the factors the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; the potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

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

Net asbestos paid loss and loss expenses in the first three months of 2020 and 2019 were $63 million and $38 million, respectively. Net asbestos reserves were $1.21 billion and $1.24 billion at March 31, 2020 and March 31, 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2020	2019
Beginning reserves:
Gross	$1,601	$1,608
Ceded	(322)	(327)
Net	1,279	1,281

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	69	44
Ceded	(6)	(6)
Net	63	38

Foreign exchange and other:
Gross	(2)	—
Ceded	—	—
Net	(2)	—

Ending reserves:
Gross	1,530	1,564
Ceded	(316)	(321)
Net	$1,214	$1,243
_________________________________________________________
See “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company has received and continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances, frequently under policies issued prior to the mid-1980s. These claims are mainly brought pursuant to various state or federal statutes that require a liable party to undertake or pay for environmental remediation. Liability under these statutes may be joint and several with other responsible parties. The Company has also been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions pertaining to environmental claims have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders.

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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $17 million in the first quarter of 2020. Net environmental paid loss and loss expenses in the first three months of 2020 and 2019 were $14 million and $20 million, respectively. Net environmental reserves were $323 million and $314 million at March 31, 2020 and March 31, 2019, respectively.

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2020 were $76.65 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2020 was $67.90 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2020 and December 31, 2019.  Below investment grade securities represented 2.1% of the total fixed maturity investment portfolio at both March 31, 2020 and December 31, 2019. The weighted average effective duration of fixed maturities and short-term securities was 3.9 (4.1 excluding short-term securities) at March 31, 2020 and 4.0 (4.3 excluding short-term securities) at December 31, 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2020 and December 31, 2019 included $31.01 billion and $29.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2020 and December 31, 2019 were $2.26 billion and $2.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both March 31, 2020 and December 31, 2019.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2020 and December 31, 2019 included $3.31 billion and $3.28 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2020 and December 31, 2019 were $1.57 billion and $1.52 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.74 billion and $1.76 billion at March 31, 2020 and December 31, 2019, respectively. Approximately 55% and 54% of the Company’s CMO holdings at March 31, 2020 and December 31, 2019, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $790 million and $816 million of non-guaranteed CMO holdings at both March 31, 2020 and December 31, 2019 was "Aaa/Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both March 31, 2020 and December 31, 2019.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2019 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2020 and December 31, 2019, the carrying value of the Company’s other investments was $3.41 billion and $3.42 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2019 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2020	December 31, 2019
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,456	$3,476
Gross structured settlements	2,928	2,965
Mandatory pools and associations	1,917	1,886
Gross reinsurance recoverables	8,301	8,327
Allowance for estimated uncollectible reinsurance	(149)	(92)
Net reinsurance recoverables	$8,152	$8,235

Net reinsurance recoverables at March 31, 2020 decreased by $83 million from December 31, 2019, primarily reflecting the $53 million cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020, and cash collections in the first three months of 2020.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company's financial results until late in the first quarter of 2020, its impact on the Company’s results in the first quarter of 2020 is not indicative of its impact on the Company’s results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part II—Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured).  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of Business Insurance, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

As a result of COVID-19, economic conditions in the United States and other countries around the world have rapidly deteriorated. The decreased levels of economic activity will negatively impact premium volumes. The Company began to experience this impact in March 2020 and expects it to persist and be more significant in the second quarter of 2020. The Company also expects this impact will further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material. As a result of the anticipated impact of the pandemic on the Company’s earned premiums, the Company expects an increase in its underwriting expense ratio in the near term.

The Company’s retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) have remained strong by historical standards in recent periods; however, retention levels, particularly in the near term, may be impacted by COVID-19 and related economic conditions. For example, retention may improve due to lower levels of business being marketed as a result of operational disruptions impacting businesses. On the other hand, business failures or customers choosing not to renew coverages due to financial distress would result in lapses of policies and lower levels of retention. In addition, as risk profiles of insureds change, the Company may determine to non-renew certain policies.

The Company’s marketplace strategy of seeking rate gains where needed on a granular account-by-account or class-by-class basis to achieve target returns remains the same. However, because exposure is a component of renewal premium change and given the uncertainty of the impact of COVID-19 on economic activity and, therefore, insured exposures, which will vary by line of business, the Company is not providing an outlook for renewal premium change.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2020 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity, including losses attributable to COVID-19 and related economic conditions; changes in current period loss estimates resulting from prior period loss development; changes in loss trend; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

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

It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report.

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, such as economic recession, financial market turmoil, supply chain disruptions, extraordinary monetary and fiscal policy measures, fluctuations in interest rates and foreign currency exchange rates, changes in tariffs or other international trade regulations, the United Kingdom’s withdrawal from the European Union, the political and regulatory environment, changes to the U.S. Federal budget and further potential changes in tax laws or health care legislation in the United States.

The Company previously provided outlook for underlying underwriting margins and underlying combined ratios for each of its business segments. As a result of the uncertainty associated with the potential impacts associated with COVID-19 and related economic conditions on the Company’s earned premiums, fee income, claims and claim adjustment expenses and general and administrative expenses for the remainder of 2020, the Company is not providing an outlook for these measures.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 3.9 (4.1 excluding short-term securities) at March 31, 2020.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2020, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that for the remainder of 2020, after-tax net investment income from that portfolio will be approximately $20 million lower on a quarterly basis as compared to the corresponding quarters of 2019. This expectation could be impacted by further disruptions in global financial markets due to the continuing impact of COVID-19. Included in other investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the adverse impact of the recent disruption in global financial markets on net investment income from these investments was not reflected in the Company's results for the first quarter of 2020, and the Company expects that net investment income from these investments will be significantly negative in the second quarter of 2020. In this regard, the Company’s private equity partnership and real estate partnership valuations tend to reflect to some extent price declines in publicly traded equities and real estate values, respectively, both of which experienced significant price declines in the first quarter of 2020. Major equity indices declined by approximately 15% to 30% during the first quarter of 2020. Further disruptions in global financial markets could adversely impact the Company’s net investment income in future periods from its non-fixed income investment portfolio.

The Company had net pre-tax realized investment losses of $98 million ($76 million after-tax) in the first quarter of 2020, driven by the impact of changes in fair value on the Company's equity investments, attributable to the recent disruption in global financial markets related to COVID-19. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses in the Company’s investment portfolio, including potential impairments in the Company’s fixed income portfolio.

The Company had a net pre-tax unrealized investment gain of $2.27 billion ($1.78 billion after-tax) in its fixed maturity investment portfolio at March 31, 2020.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets due to the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are also subject to a number of additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below, including the impact of COVID-19 and related economic conditions.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  Given the impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may reduce or eliminate its share repurchase activity at least in the near term. For information regarding the Company’s common share repurchases in 2020, see “Liquidity and Capital Resources.”

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part II—Item 1A—Risk Factors” and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Outlook" and "Part II—Item 1A—Risk Factors."

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2019 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2020, TRV held total cash and short-term invested assets in the United States aggregating $1.61 billion and having a weighted average maturity of 47 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion).  TRV’s holding company liquidity of $1.61 billion at March 31, 2020 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2020.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

institutions that expires on June 4, 2023. At March 31, 2020, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has $500 million of senior debt maturing in November 2020, which can be funded through internal resources or access to capital markets. The Company has no further senior debt or junior subordinated debt maturing until April 2026, at which time $200 million of senior debt will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $312 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2020. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first three months of 2020 and 2019 was $628 million and $639 million, respectively.  The slight decrease in cash flows in the first three months of 2020 primarily reflected the impacts of higher levels of payments for (i) claims and claim adjustment expenses and (ii) commission expenses, largely offset by higher levels of cash received for (iii) premiums and (iv) net investment income.

Investing Activities
Net cash provided by investing activities in the first three months of 2020 was $84 million, compared with net cash used in investing activities of $586 million in the same period of 2019.  The Company’s consolidated total investments at March 31, 2020 decreased by $1.23 billion, or 2% from year-end 2019, primarily reflecting the impact of (i) a decrease in net unrealized gains on investments at March 31, 2020 as compared with December 31, 2019, primarily due to the impact of higher interest rates during the first three months of 2020, as well as (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.

Financing Activities
Net cash used in financing activities in the first three months of 2020 and 2019 was $650 million and $71 million, respectively.  The totals in both periods reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. The total in the first three months of 2019 also included proceeds from the issuance of debt. Common share repurchases in the first three months of 2020 and 2019 were $471 million and $421 million, respectively.

Dividends.  Dividends paid to shareholders were $210 million and $205 million in the first three months of 2020 and 2019, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 21, 2020, the Company announced that it would increase its regular quarterly dividend from $0.82 per share to $0.85 per share, a 4% increase. The increased dividend is payable June 30, 2020 to shareholders of record on June 10, 2020.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  Given the impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may reduce or eliminate its share repurchase

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

activity at least in the near term. During the three months ended March 31, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization for a total cost of $425 million.  The average cost per share repurchased was $123.09.  At March 31, 2020, the Company had $1.36 billion of capacity remaining under the share repurchase authorization.

The Company sponsors a qualified non-contributory defined benefit pension plan (the Qualified Plan), which covers substantially all U.S. domestic employees and provides benefits primarily under a cash balance formula. The recent disruption in global financial markets associated with COVID-19 unfavorably impacted the projected funded status of the Qualified Plan at December 31, 2020, due to the impact of lower valuations of the Qualified Plan's equity investments, partially offset by a decrease in the Qualified Plan's estimated liabilities resulting from an increase in the discount rate. The Company currently does not have a minimum funding requirement for the Qualified Plan for 2020 and at this time does not anticipate making a voluntary contribution to the Qualified Plan during 2020.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2020 and December 31, 2019.

(in millions)	March 31, 2020	December 31, 2019
Debt:
Short-term	$600	$600
Long-term	6,004	6,004
Net unamortized fair value adjustments and debt issuance costs	(45)	(46)
Total debt	6,559	6,558

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,253	25,303
Accumulated other comprehensive income (loss)	(49)	640
Total shareholders’ equity	25,204	25,943
Total capitalization	$31,763	$32,501

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	March 31, 2020	December 31, 2019
Total capitalization	$31,763	$32,501
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	1,785	2,246
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$29,978	$30,255
Debt-to-total capital ratio	20.6%	20.2%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	21.9%	21.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 21.9% at March 31, 2020 was within the Company’s target range of 15% to 25%.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). There were no rating agency actions taken with respect to the Company since February 13, 2020, the date on which the Company's 2019 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2019 Annual Report.

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of April 21, 2020, including the position of each rating in the applicable agency’s rating scale.

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

Effective January 1, 2020, after receiving all required regulatory approvals, the Travelers Reinsurance Pool (the Pool) was amended. As a result of this amendment, Northfield Insurance Company, American Equity Specialty Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Surplus Lines Insurance Company and Discover Specialty Insurance Company continue to cede 100% of their direct and assumed business to The Travelers Indemnity Company (Indemnity), but their retrocession from Indemnity, as well as their quota share of the Pool's business, has been reduced to zero. As a result of this amendment, Indemnity’s intercompany pool participation percentage increased.

(b)
The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Debt Ratings
The following table summarizes the current senior debt, junior subordinated debentures and commercial paper ratings of the Company and its subsidiaries as of April 21, 2020.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2019 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2019.

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.88 billion at March 31, 2020) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2020			December 31, 2019
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$4,866	$7,547	$12,413	$4,898	$7,451	$12,349
Commercial property	948	463	1,411	1,035	312	1,347
Commercial multi-peril	2,104	2,149	4,253	2,148	2,065	4,213
Commercial automobile	2,537	1,971	4,508	2,533	1,872	4,405
Workers’ compensation	10,237	9,359	19,596	10,233	9,279	19,512
Fidelity and surety	220	281	501	261	259	520
Personal automobile	2,004	1,485	3,489	2,019	1,509	3,528
Homeowners and personal other	806	915	1,721	838	871	1,709
International and other	2,392	1,660	4,052	2,620	1,633	4,253
Property-casualty	26,114	25,830	51,944	26,585	25,251	51,836
Accident and health	13	—	13	13	—	13
Claims and claim adjustment expense reserves	$26,127	$25,830	$51,957	$26,598	$25,251	$51,849

The $108 million increase in gross claims and claim adjustment expense reserves since December 31, 2019 primarily reflected the impacts of higher volumes of insured exposures and loss cost trends for the current accident year.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2019 Annual Report for a discussion of recently issued accounting pronouncements.

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

•
the impact of COVID-19 and related economic conditions, including the Company's assessment of the vulnerability of certain categories of investments to the economic disruptions associated with COVID-19;

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•
high levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance;

•
if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates or the impacts of COVID-19, the Company’s financial results could be materially and adversely affected;

•
the impact of COVID-19 and related risks, including on the Company's distribution or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity;

•	during or following a period of financial market disruption or an economic downturn, such as the current environment, the Company’s business could be materially and adversely affected;

•
the Company’s investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses, particularly in the current environment;

•
the intense competition that the Company faces, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which the it operates, could harm its ability to maintain or increase its business volumes and its profitability;

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

•
the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers' compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;

•
the Company may not be able to collect all amounts due to it from reinsurers, reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all and the Company is exposed to credit risk related to its structured settlements;

•
the Company is exposed to credit risk in certain of its insurance operations and with respect to certain guarantee or indemnification arrangements that it has with third parties, which risk is heightened in the current environment;

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

•
if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted. This risk is heightened in the current environment where a majority of the Company's employees have shifted to a work from home arrangement;

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

•	changes in federal regulation could impose significant burdens on the Company, and otherwise adversely impact the Company’s results;

•	changes in U.S. tax laws or in the tax laws of other jurisdictions where the Company operates could adversely impact the Company; and

•
the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors, including the level of uncertainty related to COVID-19.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part II—Item 1A—Risk Factors” herein and “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report filed with the SEC, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2019 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2019 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report filed with the SEC, and "Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2019 Annual Report.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•
Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we expect an increase in our underwriting expense ratio in the near term.

•
Claims and Claim Adjustment Expenses. We have incurred, and expect to incur in future periods, higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation lines related

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued

to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment and, as discussed below, potentially as a result of legislative or regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers.  In addition, limited availability of medical resources could result in medical inflation and complicate, delay and/or extend treatment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures.  For example, we may experience increased exposure in industries with delivery services; elevated fire, water and crime claims at unoccupied/closed businesses; delayed reporting and settlement of claims due to limited access to business locations; arson; collisions at faster speeds; increased first party medical losses in certain jurisdictions; and reduced repair shop and/or parts availability, among other things. There is also a potential for elevated frequency in certain product lines, such as directors’ and officers’ liability insurance claims related to alleged mismanagement or other failures as well as increased securities class actions, and employment practices liability insurance claims related to furloughs and lay-offs of employees. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in distressed industries such as transportation and energy. In construction surety, there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor or increased costs for materials, each of which drives up their costs. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different. As discussed below under “Adverse Legislative and/or Regulatory Action” the potential also exists for elevated frequency and severity related to business interruption coverages in the event of legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage.

In addition, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways (for example, we may experience an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations which may be exacerbated in times of economic distress. For a further discussion, see “Part I—Item IA—Risk Factors—“We are also exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties” and “If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report.

•
General and Administrative Expenses. We have incurred, and may continue to incur, general and administrative expenses due to increased estimated credit losses on premiums receivable. We may also incur increased estimated credit losses related to contractholder receivables for amounts due on loss sensitive business.

•
Investments. The disruption in the financial markets related to COVID-19 has contributed to net realized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, impairments in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectibility and valuation of our municipal bond portfolio. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments. Furthermore, the private equity partnerships, hedge funds and real estate partnerships in which we are invested report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of the recent disruption in global

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued

financial markets on net investment income from these investments is not reflected in our results for the first quarter of 2020, and we expect that net investment income from these investments will be significantly negative in the second quarter of 2020.  In this regard, our private equity partnership and real estate partnership valuations tend to reflect, to some extent, price declines in publicly traded equities and real estate values, respectively, both of which experienced significant price declines in the first quarter of 2020.   Major equity indices declined by approximately 15% to 30% during the first quarter of 2020.  Further disruptions in global financial markets could adversely impact our net investment income in future periods from its non-fixed income investment portfolio. For further discussion of the risks related to our investment portfolio see “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

•
Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item IA—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

•
Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates. In the first quarter of 2020, our shareholders’ equity was adversely impacted as result of an increase in unrealized losses on foreign currency exchange translation attributable to COVID-19 and the associated strengthening of the U.S. dollar in comparison to other currencies. Further strengthening of the U.S. dollar could result in a further reduction of shareholders’ equity.

•
Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. At least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

•
Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. For a further discussion, see “Part I—Item IA—Risk Factors— If we experience difficulties with technology, data and network security (including as a result of cyber-attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted” in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of an economic downturn, see "During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected" included in "Part I—Item 1A—Risk Factors" in the Company’s 2019 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” herein.
Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2020	January 31, 2020	381,661	$133.71	375,901	$1,736
February 1, 2020	February 29, 2020	1,694,108	$132.61	1,359,616	$1,556
March 1, 2020	March 31, 2020	1,718,067	$113.80	1,717,540	$1,361
Total		3,793,836	$124.20	3,453,057	$1,361

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. Given the impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may reduce or eliminate its share repurchase activity at least in the near term.

The Company acquired 340,779 shares for a total cost of $46 million during the three months ended March 31, 2020 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 3, 2020 (Proxy Statement). From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's "named executive officers" (i.e. an executive

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued

officer included in the compensation disclosures in the Company's most recent Proxy Statement) has entered into a Rule 10b5-1 trading plan that remains in effect.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2020 and 2019; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheet at March 31, 2020 and December 31, 2019; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 21, 2020	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 21, 2020	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)