Form 10-Q
period 2020-06-30
TRAVELERS COMPANIES, INC.
filed 2020-07-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 20, 2020 was 253,191,174.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2020
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Premiums	$6,955	$6,988	$14,184	$13,843
Net investment income	268	648	879	1,230
Fee income	114	116	222	225
Net realized investment gains (losses)	13	25	(85)	78
Other revenues	51	57	109	129

Total revenues	7,401	7,834	15,309	15,505

Claims and expenses
Claims and claim adjustment expenses	5,107	4,821	9,896	9,263
Amortization of deferred acquisition costs	1,173	1,134	2,351	2,251
General and administrative expenses	1,121	1,125	2,258	2,182
Interest expense	85	89	169	177
Total claims and expenses	7,486	7,169	14,674	13,873

Income (loss) before income taxes	(85)	665	635	1,632
Income tax expense (benefit)	(45)	108	75	279
Net income (loss)	$(40)	$557	$560	$1,353

Net income (loss) per share
Basic	$(0.16)	$2.11	$2.19	$5.12
Diluted	$(0.16)	$2.10	$2.19	$5.08

Weighted average number of common shares outstanding
Basic	251.6	261.3	253.6	262.1
Diluted	251.6	263.7	254.7	264.2

Cash dividends declared per common share	$0.85	$0.82	$1.67	$1.59

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(40)	$557	$560	$1,353

Other comprehensive income
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	2,359	1,108	1,784	2,524
Having credit losses recognized in the consolidated statement of income (loss)	3	(4)	(3)	1
Net changes in benefit plan assets and obligations	21	14	44	26
Net changes in unrealized foreign currency translation	52	5	(216)	55
Other comprehensive income before income taxes	2,435	1,123	1,609	2,606
Income tax expense	504	235	367	541
Other comprehensive income, net of taxes	1,931	888	1,242	2,065
Comprehensive income	$1,891	$1,445	$1,802	$3,418

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $65,430 and $65,281; allowance for expected credit losses of $8 at June 30, 2020)	$70,054	$68,134
Equity securities, at fair value (cost $378 and $376)	390	425
Real estate investments	962	963
Short-term securities	6,087	4,943
Other investments	3,108	3,419
Total investments	80,601	77,884
Cash	623	494
Investment income accrued	596	618
Premiums receivable (net of allowance for expected credit losses of $94 at June 30, 2020)	8,459	7,909
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $156 at June 30, 2020)	8,093	8,235
Ceded unearned premiums	945	689
Deferred acquisition costs	2,367	2,273
Contractholder receivables (net of allowance for expected credit losses of $22 at June 30, 2020)	4,314	4,599
Goodwill	3,925	3,961
Other intangible assets	319	330
Other assets	3,095	3,130
Total assets	$113,337	$110,122

Liabilities
Claims and claim adjustment expense reserves	$53,109	$51,849
Unearned premium reserves	15,198	14,604
Contractholder payables	4,336	4,619
Payables for reinsurance premiums	567	363
Deferred taxes	409	137
Debt	7,049	6,558
Other liabilities	5,726	6,049
Total liabilities	86,394	84,179

Shareholders’ equity
Common stock (1,750.0 shares authorized; 253.2 and 255.5 shares issued and outstanding)	23,606	23,469
Retained earnings	37,069	36,977
Accumulated other comprehensive income	1,882	640
Treasury stock, at cost (525.9 and 522.1 shares)	(35,614)	(35,143)
Total shareholders’ equity	26,943	25,943
Total liabilities and shareholders’ equity	$113,337	$110,122

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Common stock
Balance, beginning of period	$23,542	$23,243	$23,469	$23,144
Employee share-based compensation	29	91	56	145
Compensation amortization under share-based plans and other changes	35	38	81	83
Balance, end of period	23,606	23,372	23,606	23,372

Retained earnings
Balance, beginning of period	37,325	35,795	36,977	35,204
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	(43)	—
Net income (loss)	(40)	557	560	1,353
Dividends	(218)	(217)	(428)	(421)
Other	2	—	3	(1)
Balance, end of period	37,069	36,135	37,069	36,135

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(49)	(682)	640	(1,859)
Other comprehensive income	1,931	888	1,242	2,065
Balance, end of period	1,882	206	1,882	206

Treasury stock, at cost
Balance, beginning of period	(35,614)	(34,016)	(35,143)	(33,595)
Treasury stock acquired — share repurchase authorization	—	(375)	(425)	(750)
Net shares acquired related to employee share-based compensation plans	—	(1)	(46)	(47)
Balance, end of period	(35,614)	(34,392)	(35,614)	(34,392)

Total shareholders’ equity	$26,943	$25,321	$26,943	$25,321

Common shares outstanding
Balance, beginning of period	252.8	261.9	255.5	263.6
Treasury stock acquired — share repurchase authorization	—	(2.6)	(3.5)	(5.5)
Net shares issued under employee share-based compensation plans	0.4	1.0	1.2	2.2
Balance, end of period	253.2	260.3	253.2	260.3

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$560	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	85	(78)
Depreciation and amortization	391	401
Deferred federal income tax expense (benefit)	(71)	10
Amortization of deferred acquisition costs	2,351	2,251
Equity in (income) loss from other investments	186	(132)
Premiums receivable	(571)	(779)
Reinsurance recoverables	60	151
Deferred acquisition costs	(2,453)	(2,408)
Claims and claim adjustment expense reserves	1,455	329
Unearned premium reserves	643	958
Other	(344)	(264)
Net cash provided by operating activities	2,292	1,792
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,071	3,038
Proceeds from sales of investments:
Fixed maturities	1,220	1,495
Equity securities	54	71
Other investments	139	240
Purchases of investments:
Fixed maturities	(4,790)	(5,708)
Equity securities	(59)	(41)
Real estate investments	(24)	(85)
Other investments	(228)	(262)
Net sales (purchases) of short-term securities	(1,147)	497
Securities transactions in course of settlement	94	223
Other	(144)	(169)
Net cash used in investing activities	(1,814)	(701)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(425)	(750)
Treasury stock acquired — net employee share-based compensation	(46)	(47)
Dividends paid to shareholders	(426)	(419)
Payment of debt	—	(500)
Issuance of debt	490	492
Issuance of common stock — employee share options	65	174
Net cash used in financing activities	(342)	(1,050)
Effect of exchange rate changes on cash	(7)	2
Net increase in cash	129	43
Cash at beginning of year	494	373
Cash at end of period	$623	$416
Supplemental disclosure of cash flow information
Income taxes paid	$17	$325
Interest paid	$166	$171

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

 Adoption of Accounting Standards

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding, regardless of whether the subsidiary issuer could have suspended its public reporting obligations under the applicable SEC requirements with respect to the securities. In accordance with the amended requirements, a parent guarantor may cease providing the condensed consolidating financial information if the corresponding subsidiary issuer’s public reporting obligation is suspended. The amendments to the financial disclosure requirements are effective on January 4, 2021; however, the SEC permits voluntary compliance in advance of the effective date.  The Company elected to apply the amended requirements beginning with the quarter ended March 31, 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings Inc., that were disclosed in note 8 of the financial statements in the Company’s 2019 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

The Company adopted the updated guidance for the quarter ended March 31, 2020. For available-for-sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost, the updated guidance was applied by a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2020, the beginning of the period of adoption. The adoption of this guidance resulted in the recognition of an after-tax cumulative effect adjustment of $43 million to reflect the impact of recognizing expected credit losses, as compared to incurred credit losses recognized under the previous guidance. This adjustment is primarily associated with structured settlements that are recorded as part of reinsurance recoverables. The cumulative effect adjustment decreased retained earnings as of January 1, 2020 and increased the allowance for estimated uncollectible reinsurance.

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

Credit Impairments of Fixed Maturity Investments

Some of the factors considered in assessing impairment of fixed maturity investments due to credit-related factors include: (1) the extent to which the fair value has been less than amortized cost; (2) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

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

For fixed maturity investments where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value.  For fixed maturity investments where the Company expects a recovery in value, the constant effective yield method is utilized, and the investment is amortized to par.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

The Company reports investment income accrued separately from fixed maturity investments, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payments.

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

The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2020
Premiums	$3,735	$693	$2,527	$6,955
Net investment income	180	42	46	268
Fee income	108	—	6	114
Other revenues	36	5	10	51
Total segment revenues (1)	$4,059	$740	$2,589	$7,388
Segment income (loss) (1)	$(58)	$72	$10	$24

2019
Premiums	$3,783	$632	$2,573	$6,988
Net investment income	481	58	109	648
Fee income	111	—	5	116
Other revenues	30	6	21	57
Total segment revenues (1)	$4,405	$696	$2,708	$7,809
Segment income (1)	$351	$174	$88	$613
_________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2. SEGMENT INFORMATION, Continued

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2020
Premiums	$7,599	$1,360	$5,225	$14,184
Net investment income	633	97	149	879
Fee income	210	—	12	222
Other revenues	67	10	32	109
Total segment revenues (1)	$8,509	$1,467	$5,418	$15,394
Segment income (1)	$231	$194	$346	$771

2019
Premiums	$7,525	$1,238	$5,080	$13,843
Net investment income	908	114	208	1,230
Fee income	215	—	10	225
Other revenues	73	12	43	128
Total segment revenues (1)	$8,721	$1,364	$5,341	$15,426
Segment income (1)	$765	$312	$366	$1,443
_________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2. SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$818	$950	$1,717	$1,922
Commercial automobile	676	647	1,360	1,275
Commercial property	514	473	1,022	933
General liability	580	585	1,181	1,152
Commercial multi-peril	883	856	1,769	1,696
Other	11	9	23	17
Total Domestic	3,482	3,520	7,072	6,995
International	253	263	527	530
Total Business Insurance	3,735	3,783	7,599	7,525
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	271	258	528	504
General liability	296	266	583	523
Other	60	53	118	105
Total Domestic	627	577	1,229	1,132
International	66	55	131	106
Total Bond & Specialty Insurance	693	632	1,360	1,238
Personal Insurance:
Domestic:
Automobile	1,154	1,321	2,505	2,618
Homeowners and Other	1,221	1,078	2,397	2,117
Total Domestic	2,375	2,399	4,902	4,735
International	152	174	323	345
Total Personal Insurance	2,527	2,573	5,225	5,080
Total earned premiums	6,955	6,988	14,184	13,843
Net investment income	268	648	879	1,230
Fee income	114	116	222	225
Other revenues	51	57	109	128
Total segment revenues	7,388	7,809	15,394	15,426
Other revenues	—	—	—	1
Net realized investment gains (losses)	13	25	(85)	78
Total revenues	$7,401	$7,834	$15,309	$15,505
Income reconciliation, net of tax
Total segment income	$24	$613	$771	$1,443
Interest Expense and Other (1)	(74)	(76)	(145)	(151)
Core income (loss)	(50)	537	626	1,292
Net realized investment gains (losses)	10	20	(66)	61
Net income (loss)	$(40)	$557	$560	$1,353
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $67 million and $70 million for the three months ended June 30, 2020 and 2019, respectively, and $133 million and $140 million for the six months ended June 30, 2020 and 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2. SEGMENT INFORMATION, Continued

(in millions)	June 30, 2020	December 31, 2019
Asset reconciliation
Business Insurance	$86,136	$83,896
Bond & Specialty Insurance	9,155	8,599
Personal Insurance	17,427	17,015
Total assets by reportable segment	112,718	109,510
Other assets (1)	619	612
Total consolidated assets	$113,337	$110,122
 _________________________________________________________
(1)The primary components of other assets at both June 30, 2020 and December 31, 2019 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.   INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at June 30, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,046	$—	$49	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	16,040	—	1,225	1	17,264
Revenue	10,298	—	818	—	11,116
State general obligation	1,144	—	83	—	1,227
Pre-refunded	2,328	—	133	—	2,461
Total obligations of states, municipalities and political subdivisions	29,810	—	2,259	1	32,068
Debt securities issued by foreign governments	1,023	—	28	—	1,051
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,910	—	174	—	3,084
All other corporate bonds	29,619	8	2,184	62	31,733
Redeemable preferred stock	22	—	1	—	23
Total	$65,430	$8	$4,695	$63	$70,054

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3. INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$19	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,490	829	4	16,315
Revenue	9,731	586	2	10,315
State general obligation	1,167	64	—	1,231
Pre-refunded	1,968	88	—	2,056
Total obligations of states, municipalities and political subdivisions	28,356	1,567	6	29,917
Debt securities issued by foreign governments	1,167	8	2	1,173
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	91	3	3,280
All other corporate bonds	30,442	1,195	18	31,619
Redeemable preferred stock	48	2	—	50
Total	$65,281	$2,882	$29	$68,134

Pre-refunded bonds of $2.46 billion and $2.06 billion at June 30, 2020 and December 31, 2019, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.22 billion and $1.50 billion during the six months ended June 30, 2020 and 2019, respectively. Gross gains of $31 million and $35 million and gross losses of $1 million and $4 million were realized on those sales during the six months ended June 30, 2020 and 2019, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at June 30, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$344	$30	$23	$351
Non-redeemable preferred stock	34	6	1	39
Total	$378	$36	$24	$390

				Fair
(at December 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$341	$45	$3	$383
Non-redeemable preferred stock	35	7	—	42
Total	$376	$52	$3	$425

For the six months ended June 30, 2020 and 2019, the Company recognized $(33) million and $45 million of net gains (losses) on equity securities still held as of June 30, 2020 and 2019, respectively. Net realized investment losses on equity securities still held for the first six months of 2020 were driven by the impact of changes in fair value attributable to the volatility in global financial markets associated with the global pandemic beginning in March 2020 related to the novel coronavirus COVID-19.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3. INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.  The Company also relies upon estimates of several credit and non-credit factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements to determine whether credit impairment exists.

	Less than 12 months		12 months or longer		Total
(at June 30, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$46	$—	$—	$—	$46	$—
Obligations of states, municipalities and political subdivisions	334	1	—	—	334	1
Debt securities issued by foreign governments	12	—	—	—	12	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	25	—	2	—	27	—
All other corporate bonds	1,079	51	141	11	1,220	62
Total	$1,496	$52	$143	$11	$1,639	$63

	Less than 12 months		12 months or longer		Total
(at December 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5	$—	$193	$—	$198	$—
Obligations of states, municipalities and political subdivisions	668	6	12	—	680	6
Debt securities issued by foreign governments	257	1	147	1	404	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	399	2	131	1	530	3
All other corporate bonds	1,571	10	662	8	2,233	18
Total	$2,900	$19	$1,145	$10	$4,045	$29

At June 30, 2020, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3. INVESTMENTS, Continued
Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale:

	Fixed Maturities
(for the three months ended June 30, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, April 1, 2020	$—	$4	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	4	4
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, June 30, 2020	$—	$8	$8
___________________________________________________________________________________

(1) Credit impairment charges recognized in net realized investment gains (losses) for the three months ended June 30, 2020 included $2 million of credit losses on fixed maturity securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

Fixed Maturities
(for the six months ended June 30, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, January 1, 2020	$—	$—	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	—	8	8
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, June 30, 2020	$—	$8	$8
 _________________________________________________________
(1)Credit impairment charges recognized in net realized investment gains (losses) for the six months ended June 30, 2020 included $14 million credit losses on fixed maturity securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3. INVESTMENTS, Continued
Total credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income (loss) were $46 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $62 million and $2 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, net realized investment gains (losses) for the second quarter of 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments. Credit losses related to the fixed maturity portfolio for the three months and six months ended June 30, 2020 and 2019 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both June 30, 2020 and 2019.

Other Investments

Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the disruption in global financial markets in the first quarter of 2020 associated with COVID-19 on net investment income from these investments is reflected in the Company's results for the second quarter of 2020.

4. FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance.  The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable.  In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.  The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety.  The three levels of the hierarchy are as follows:

•Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.
•Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
•Level 3 - Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2020 and December 31, 2019.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $89 million and $73 million at June 30, 2020 and December 31, 2019, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $3 million and $28 million at June 30, 2020 and December 31, 2019, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4. FAIR VALUE MEASUREMENTS, Continued
For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at June 30, 2020 and December 31, 2019 was $7 million and $8 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at June 30, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	32,068	—	32,056	12
Debt securities issued by foreign governments	1,051	—	1,051	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,084	—	3,084	—
All other corporate bonds	31,733	2	31,651	80
Redeemable preferred stock	23	—	23	—
Total fixed maturities	70,054	2,097	67,865	92
Equity securities
Public common stock	351	351	—	—
Non-redeemable preferred stock	39	10	29	—
Total equity securities	390	361	29	—
Other investments	32	14	—	18
Total	$70,476	$2,472	$67,894	$110

Other liabilities	$7	$—	$—	$7

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4. FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	29,917	—	29,905	12
Debt securities issued by foreign governments	1,173	—	1,173	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	—	3,280	—
All other corporate bonds	31,619	—	31,530	89
Redeemable preferred stock	50	—	50	—
Total fixed maturities	68,134	2,095	65,938	101
Equity securities
Public common stock	383	383	—	—
Non-redeemable preferred stock	42	13	29	—
Total equity securities	425	396	29	—
Other investments	36	16	—	20
Total	$68,595	$2,507	$65,967	$121

Other liabilities	$8	$—	$—	$8

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2020 or the year ended December 31, 2019.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at June 30, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$6,087	$6,087	$2,139	$3,898	$50
Financial liabilities
Debt	$6,949	$9,059	$—	$9,059	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,943	$4,943	$685	$4,204	$54
Financial liabilities
Debt	$6,458	$8,049	$—	$8,049	$—
Commercial paper	$100	$100	$—	$100	$—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2020 or year ended December 31, 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5. ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the three months and six months ended June 30, 2020.

	At and For the Three Months Ended June 30, 2020		At and For the Six Months Ended June 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,202	$78	$7,909	$49

Current period change for expected credit losses		24		67
Write-offs of uncollectible premiums receivable		8		22

Balance, end of period	$8,459	$94	$8,459	$94

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2020 and January 1, 2020, and the changes in the allowance for estimated uncollectible reinsurance for the three months and six months ended June 30, 2020.

	At and For the Three Months Ended June 30, 2020		At and For the Six Months Ended June 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,152	$149	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		7		11
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,093	$156	$8,093	156

Of the total reinsurance recoverables at June 30, 2020, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.54 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 93% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 2% related to the Company’s participation in voluntary pools, and 5% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5. ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at June 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the three months and six months ended June 30, 2020.

	At and For the Three Months Ended June 30, 2020		At and For the Six Months Ended June 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,634	$20	$4,599	$20

Current period change for expected credit losses		2		2
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$4,314	$22	$4,314	$22

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	June 30, 2020	December 31, 2019
Business Insurance	$2,573	$2,601
Bond & Specialty Insurance	550	550
Personal Insurance	776	784
Other	26	26
Total	$3,925	$3,961

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$95	$25	$70
Contract-based (1)	204	181	23
Total subject to amortization	299	206	93
Not subject to amortization	226	—	226
Total	$525	$206	$319

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6. GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$21	$78
Contract-based (1)	205	179	26
Total subject to amortization	304	200	104
Not subject to amortization	226	—	226
Total	$530	$200	$330
 _________________________________________________________
(1)Contract-based intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangible assets. Fair value adjustments recorded in connection with insurance acquisitions were based on management’s estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves.  The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

Amortization expense of intangible assets was $3 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million and $8 million for the six months ended June 30, 2020 and 2019, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $7 million for the remainder of 2020, $13 million in 2021, $12 million in 2022, $12 million in 2023 and $11 million in 2024. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $2 million for the remainder of 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $2 million in 2024.

7. INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2020	December 31, 2019
Property-casualty	$53,097	$51,836
Accident and health	12	13
Total	$53,109	$51,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7. INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2020	2019
Claims and claim adjustment expense reserves at beginning of year	$51,836	$50,653
Less reinsurance recoverables on unpaid losses	8,035	8,182
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	53	—
Net reserves at beginning of year	43,854	42,471

Estimated claims and claim adjustment expenses for claims arising in the current year	9,826	9,329
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	16	(118)
Total increases	9,842	9,211

Claims and claim adjustment expense payments for claims arising in:
Current year	2,664	2,810
Prior years	5,674	5,897
Total payments	8,338	8,707
Unrealized foreign exchange (gain) loss	(137)	62
Net reserves at end of period	45,221	43,037
Plus reinsurance recoverables on unpaid losses	7,876	8,022
Claims and claim adjustment expense reserves at end of period	$53,097	$51,059

Gross claims and claim adjustment expense reserves at June 30, 2020 increased by $1.26 billion from December 31, 2019, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2020, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at June 30, 2020 decreased by $159 million from December 31, 2019, primarily reflecting cash collections in the first six months of 2020 and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

Beginning in late March, in response to COVID-19, a number of states have enacted changes designed to effectively expand workers’ compensation coverage by creating a presumption of compensability for certain types of workers.  In addition, other states are considering similar changes. Depending on the number of states that institute such changes and the terms of the changes, the Company could experience elevated claims frequency and severity for its workers’ compensation line, which could have a material adverse effect on its results of operations.

Subsequent Event

PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants will receive payments related to the 2017 and 2018 California wildfires beginning in the third quarter of 2020. The Company expects to recognize in the third quarter of 2020 a subrogation benefit related to these claims of approximately $400 million pre-tax, net of expenses and amounts that would inure to the benefit of the Company's reinsurers.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7. INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2020 and 2019, estimated claims and claim adjustment expenses incurred included $(16) million and $118 million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $29 million and $174 million, respectively, of net favorable prior year reserve development, and $24 million and $25 million, respectively, of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. There was no net prior year reserve development in the second quarter of 2020, which reflected the following:

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and

•Commercial property - better than expected loss experience in the segment's domestic operations for multiple accident years.

Offset by:

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years; and

•Commercial multi-peril - higher than expected loss experience in the segment's domestic operations for recent accident years.

Net favorable prior year reserve development in the second quarter of 2019 totaled $71 million, primarily driven by:

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years.

Partially offset by:

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years;

•Environmental reserves - an increase of $60 million, primarily in the segment's domestic general liability product line;

•Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years; and

•International - higher than expected loss experience.

Net favorable prior year reserve development in the first six months of 2020 totaled $5 million, primarily driven by:

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and

•Commercial property - better than expected loss experience in the segment's domestic operations for multiple accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7. INSURANCE CLAIM RESERVES, Continued
Largely offset by:

•Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years;

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years; and

•Commercial multi-peril - higher than expected loss experience in the segment's domestic operations for recent accident years.

Net favorable prior year reserve development in the first six months of 2019 totaled $50 million, primarily driven by:

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and
•Commercial property - better than expected loss experience in the segment's domestic operations for recent accident years.

Partially offset by:

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years, including the impact of the enactment of legislation by a number of states, which extended the statute of limitations for childhood sexual molestation claims;

•Environmental reserves - an increase of $60 million, primarily in the segment's domestic general liability product line;

•Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years; and

•Commercial multi-peril - higher than expected loss experience in the segment's domestic operations for recent accident years.
Bond & Specialty Insurance.  Net unfavorable prior year reserve development in each of the second quarter and first six months of 2020 was $33 million, primarily driven by higher than expected loss experience in the segment's domestic operations in the general liability product line for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2019 totaled $39 million and $42 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2020 totaled $35 million and $57 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for multiple accident years. Net favorable prior year reserve development in the second quarter and first six months of 2019 totaled $13 million and $82 million, respectively. Net favorable prior year reserve development in the first six months of 2019 was primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and six months ended June 30, 2020.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2020	$1,600	$185	$(828)	$(1,006)	$(49)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,867	2	—	53	1,922
Amounts reclassified from AOCI, net of tax	(8)	—	17	—	9
Net OCI, current period	1,859	2	17	53	1,931
Balance, June 30, 2020	$3,459	$187	$(811)	$(953)	$1,882

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2019	$2,057	$189	$(846)	$(760)	$640

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,408	(2)	1	(193)	1,214
Amounts reclassified from AOCI, net of tax	(6)	—	34	—	28
Net OCI, current period	1,402	(2)	35	(193)	1,242
Balance, June 30, 2020	$3,459	$187	$(811)	$(953)	$1,882

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income and the related income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	$2,359	$1,108	$1,784	$2,524
Income tax expense	500	234	382	534
Net of taxes	1,859	874	1,402	1,990

Having credit losses recognized in the consolidated statement of income (loss)	3	(4)	(3)	1
Income tax expense (benefit)	1	(1)	(1)	—
Net of taxes	2	(3)	(2)	1

Net changes in benefit plan assets and obligations	21	14	44	26
Income tax expense	4	3	9	5
Net of taxes	17	11	35	21

Net changes in unrealized foreign currency translation	52	5	(216)	55
Income tax expense (benefit)	(1)	(1)	(23)	2
Net of taxes	53	6	(193)	53

Total other comprehensive income	2,435	1,123	1,609	2,606
Total income tax expense	504	235	367	541
Total other comprehensive income, net of taxes	$1,931	$888	$1,242	$2,065

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss) (1)	$(10)	$(13)	$(8)	$(29)
Income tax expense (2)	(2)	(3)	(2)	(6)
Net of taxes	(8)	(10)	(6)	(23)

Having credit losses recognized in the consolidated statement of income (loss) (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	9	6	18	11
General and administrative expenses (3)	13	7	25	15
Total	22	13	43	26
Income tax benefit (2)	5	2	9	5
Net of taxes	17	11	34	21

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	12	—	35	(3)
Total income tax (expense) benefit	3	(1)	7	(1)
Total reclassifications, net of taxes	$9	$1	$28	$(2)
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income (loss).
(2)   (Increases) decreases income tax expense on the consolidated statement of income (loss).
(3)    Increases (decreases) expenses on the consolidated statement of income (loss).

9.  DEBT

Debt Issuance.  On April 27, 2020, the Company issued $500 million aggregate principal amount of 2.55% senior notes that will mature on April 27, 2050.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $490 million.  Interest on the senior notes is payable semi-annually in arrears on April 27 and October 27.  Prior to October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding October 27, 2049 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 25 basis points.  On or after October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.  COMMON SHARE REPURCHASES

During the three months ended June 30, 2020, the Company did not repurchase any common shares under its share repurchase authorization. For the six months ended June 30, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization, for a total cost of $425 million.  The average cost per share repurchased was $123.09.  In addition, the Company acquired 368 shares and 0.3 million shares for a total cost of approximately $33,000 and $46 million during the three months and six months ended June 30, 2020, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At June 30, 2020, the Company had $1.36 billion of capacity remaining under its share repurchase authorization.

11.  EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the income (loss) and share data used in the basic and diluted earnings (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019

Basic and Diluted
Net income (loss), as reported	$(40)	$557	$560	$1,353
Participating share-based awards — allocated income	(1)	(4)	(3)	(10)
Net income (loss) available to common shareholders — basic and diluted	$(41)	$553	$557	$1,343

Common Shares
Basic
Weighted average shares outstanding	251.6	261.3	253.6	262.1

Diluted
Weighted average shares outstanding	251.6	261.3	253.6	262.1
Weighted average effects of dilutive securities — stock options and performance shares	—	2.4	1.1	2.1
Total	251.6	263.7	254.7	264.2

Net Income (Loss) per Common Share
Basic	$(0.16)	$2.11	$2.19	$5.12
Diluted	$(0.16)	$2.10	$2.19	$5.08

Net loss per basic and diluted common share for the three months ended June 30, 2020 excluded the allocation of $2 million of undistributed loss to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share for the three months ended June 30, 2020. In addition, the net loss per diluted common share for the three months ended June 30, 2020 excluded the weighted average effects of 0.7 million stock options and performance shares, since the impact of these potential shares of common stock and their effects on income was anti-dilutive for the three months ended June 30, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.   SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2020:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,488,449	$114.26	5.8 years	$56
Exercisable at end of period	5,167,407	$106.08	4.5 years	$56
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $34 million and $35 million for the three months ended June 30, 2020 and 2019, respectively, and $80 million for each of the six months ended June 30, 2020 and 2019. The related tax benefits recognized in the consolidated statement of income (loss) were $6 million for each of the three months ended June 30, 2020 and 2019, and $14 million for each of the six months ended June 30, 2020 and 2019.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2020 was $198 million, which is expected to be recognized over a weighted-average period of 2.0 years.

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the three months ended June 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2020	2019	2020	2019

Net Periodic Benefit Cost:
Service cost	$33	$29	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$28	$35	$1	$2
Expected return on plan assets	(68)	(68)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	(1)
Net actuarial (gain) loss	23	14	(1)	—
Total non-service cost (benefit)	(17)	(20)	—	1
Net periodic benefit cost	$16	$9	$—	$1

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the three months ended June 30, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2020	2019	2020	2019
Service Cost:
Claims and claim adjustment expenses	$14	$12	$—	$—
General and administrative expenses	19	17	—	—
Total service cost	33	29	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(7)	(8)	—	1
General and administrative expenses	(10)	(12)	—	—
Total non-service cost (benefit)	(17)	(20)	—	1
Net periodic benefit cost	$16	$9	$—	$1

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the six months ended June 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$66	$59	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	57	70	2	4
Expected return on plan assets	(137)	(137)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	(2)	(2)
Net actuarial (gain) loss	46	28	(1)	—
Total non-service cost (benefit)	(34)	(40)	(1)	2
Net periodic benefit cost (benefit)	$32	$19	$(1)	$2

The following table indicates the line items in which the respective service costs and non-service benefit costs are presented in the consolidated statement of income (loss) for the six months ended June 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2020	2019	2020	2019
Service Cost:
Claims and claim adjustment expenses	$28	$24	$—	$—
General and administrative expenses	38	35	—	—
Total service cost	66	59	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(14)	(16)	—	1
General and administrative expenses	(20)	(24)	(1)	1
Total non-service cost (benefit)	(34)	(40)	(1)	2
Net periodic benefit cost (benefit)	$32	$19	$(1)	$2

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

Lease expense is included in general and administrative expenses in the consolidated statement of income (loss). Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Lease cost
Operating leases	$24	$23	$48	$45
Short-term leases (1)	1	3	1	7
Lease expense	25	26	49	52
Less: sublease income (2)	—	—	—	—
Net lease cost	$25	$26	$49	$52

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$28	$26	$55	$50
Right-of-use assets obtained in exchange for new lease liabilities	$4	$28	$18	$36
Weighted average discount rate	2.94%	3.05%	2.94%	3.05%
Weighted average remaining lease term	4.9 years	5.2 years	4.9 years	5.2 years
_________________________________________________________

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income (loss).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                LEASES, Continued
The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2020	$53
2021	97
2022	74
2023	54
2024	38
Thereafter	57
Total undiscounted lease payments	373
Less: present value adjustment	27
Operating lease liability	$346

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.63 billion and $1.66 billion at June 30, 2020 and December 31, 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15. CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at June 30, 2020.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2020, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2020 Second Quarter Consolidated Results of Operations

•Net loss of $(40) million, or $(0.16) per share basic and diluted
•Net earned premiums of $6.96 billion
•Catastrophe losses of $854 million ($673 million after-tax)
•Net favorable prior year reserve development of $2 million ($1 million after-tax)
•Combined ratio of 103.7%
•Net investment income of $268 million ($251 million after-tax)
•Net realized investment gains of $13 million ($10 million after-tax)
•Operating cash flows of $1.66 billion

2020 Second Quarter Consolidated Financial Condition

•Total investments of $80.60 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $113.34 billion
•Total debt of $7.05 billion, resulting in a debt-to-total capital ratio of 20.7% (23.2% excluding net unrealized investment gains, net of tax)
•Paid $216 million of dividends to shareholders
•Shareholders’ equity of $26.94 billion
•Net unrealized investment gains of $4.63 billion ($3.65 billion after-tax)
•Book value per common share of $106.42
•Holding company liquidity of $2.02 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2020	2019	2020	2019

Revenues
Premiums	$6,955	$6,988	$14,184	$13,843
Net investment income	268	648	879	1,230
Fee income	114	116	222	225
Net realized investment gains (losses)	13	25	(85)	78
Other revenues	51	57	109	129
Total revenues	7,401	7,834	15,309	15,505

Claims and expenses
Claims and claim adjustment expenses	5,107	4,821	9,896	9,263
Amortization of deferred acquisition costs	1,173	1,134	2,351	2,251
General and administrative expenses	1,121	1,125	2,258	2,182
Interest expense	85	89	169	177
Total claims and expenses	7,486	7,169	14,674	13,873
Income (loss) before income taxes	(85)	665	635	1,632
Income tax expense (benefit)	(45)	108	75	279
Net income (loss)	$(40)	$557	$560	$1,353

Net income (loss) per share
Basic	$(0.16)	$2.11	$2.19	$5.12
Diluted	$(0.16)	$2.10	$2.19	$5.08

Combined ratio
Loss and loss adjustment expense ratio	72.7%	68.2%	69.0%	66.2%
Underwriting expense ratio	31.0	30.2	30.5	29.9
Combined ratio	103.7%	98.4%	99.5%	96.1%

The following discussions of the Company’s net income (loss) and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.

Overview
The diluted net loss per share was $(0.16) in the second quarter of 2020, compared to diluted net income per share of $2.10 in the same period of 2019.  The net loss was $(40) million in the second quarter of 2020, compared to net income of $557 million in the same period of 2019.  The loss before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income, (iii) lower net favorable prior year reserve development and (iv) lower net realized investment gains, partially offset by (v) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"). Catastrophe losses in the second quarters of 2020 and 2019 were $854 million and $367 million, respectively. Net favorable prior year reserve development in the second quarters of 2020 and 2019 was $2 million and $123 million, respectively. The higher underlying underwriting margins in the second quarter of 2020 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. The Company recorded an income tax benefit in the second quarter of 2020 compared with income tax expense in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $2.19 in the first six months of 2020 decreased by 57% from diluted net income per share of $5.08 in the same period of 2019.  Net income of $560 million in the first six months of 2020 decreased by 59% from net income of $1.35 billion in the same period of 2019.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income, (iii) net realized investment losses compared to net realized investment gains in the same period of 2019 and (iv) lower net favorable prior year reserve development, partially offset by (v) higher underlying underwriting margins. Catastrophe losses in the first six months of 2020 and 2019 were $1.19 billion and $560 million, respectively.  Net favorable prior year reserve development in the first six months of 2020 and 2019 was $29 million and $174 million, respectively. The higher underlying underwriting margins in the first six months of 2020 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Income tax expense in the first six months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

Impact of COVID-19 and Related Economic Conditions

Beginning in March 2020 and continuing through the second quarter of 2020, the global pandemic caused by the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions impacted the Company's results of operations. For the second quarter and first six months of 2020, the Company's underwriting margins were impacted as follows:

•Earned premiums were negatively impacted by premium refunds in Personal Insurance provided to personal automobile customers. In Business Insurance, earned premiums were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable. Earned premiums in Bond & Specialty Insurance were not materially impacted by COVID-19 and related economic conditions.

•Claims and claim adjustment expenses in Business Insurance included modestly lower loss estimates in certain product lines, primarily commercial automobile, partially offset by modestly higher loss estimates in certain other product lines, primarily commercial property. Claims and claim adjustment expenses in Bond & Specialty Insurance were negatively impacted by higher loss estimates for management liability coverages. Claims and claim adjustment expenses in Personal Insurance were favorably impacted by lower loss estimates in the automobile product line, largely due to the impact of a decrease in miles driven.

•General and administrative expenses were modestly impacted by an increased allowance for expected credit losses on premiums receivable in all segments and higher contingent commission expense in Personal Insurance as a result of the improved profitability referred to above, partially offset by lower travel-related expenses.

In addition to the foregoing impacts on its underwriting margins, for the second quarter and first six months of 2020, the Company also experienced the following impacts of COVID-19 and related economic conditions:

•Other income was negatively impacted by declines in installment premium charges attributable to the impact of billing relief actions offered to customers.

•Net investment income was impacted by a loss of $(234) million in the second quarter of 2020 from the Company's other investments. Other investments include private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the adverse impact on net investment income from these investments related to the disruption in global financial markets in the first quarter of 2020 associated with COVID-19 is reflected in the Company's results for the second quarter of 2020.

•Net realized gains (losses) included net realized investment gains (losses) on equity securities still held of $46 million and $(33) million for the second quarter and first six months of 2020, respectively, driven by the impact of changes in fair value on the Company's equity investments attributable to the volatility in global financial markets.

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see "Outlook" and "Part II—Item 1A—Risk Factors."

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and six months ended June 30, 2020 and 2019, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2020 were $6.96 billion, comparable with the same period of 2019.  Earned premiums in the first six months of 2020 were $14.18 billion, $341 million or 2% higher than in the same period of 2019. In Business Insurance, earned premiums in the second quarter of 2020 decreased by 1% from the same period of 2019. Earned premiums in the first six months of 2020 increased by 1% over the same period of 2019. Earned premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. In Bond & Specialty Insurance, earned premiums in each of the second quarter and first six months of 2020 increased by 10% over the same periods of 2019. Earned premiums in Bond & Specialty Insurance in both periods of 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in the second quarter of 2020 decreased by 2% from the same period of 2019, and earned premiums in the first six months of 2020 increased by 3% over the same period of 2019.  Earned premiums in Personal Insurance in both periods of 2020 were reduced by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Average investments (1)	$76,635	$74,370	$76,508	$74,197
Pre-tax net investment income	268	648	879	1,230
After-tax net investment income	251	548	770	1,044
Average pre-tax yield (2)	1.4%	3.5%	2.3%	3.3%
Average after-tax yield (2)	1.3%	2.9%	2.0%	2.8%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2020 was $268 million, $380 million or 59% lower than in the same period of 2019.  Net investment income in the first six months of 2020 was $879 million, $351 million or 29% lower than in the same period of 2019. Net investment income from fixed maturity investments in the second quarter and first six months of 2020 was $498 million and $1.01 billion, respectively, each $16 million lower than in the same periods of 2019. The decreases primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter and first six months of 2020 was $13 million and $35 million, respectively, a decline of $14 million and $20 million, respectively, as compared to the same periods of 2019. The decreases in both periods of 2020 primarily resulted from lower short-term interest rates. The Company's remaining investment portfolios had a loss of $(234) million and $(146) million in the second quarter and first six months of 2020, respectively, compared with income of $118 million and $171 million, respectively, in the same periods of 2019. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the loss from these investments was related to the disruption in global financial markets during the first quarter of 2020 associated with COVID-19.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
Fee income in the second quarter and first six months of 2020 was $114 million and $222 million, respectively, $2 million and $3 million lower, respectively, than in the same periods of 2019. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Credit impairment losses:
Fixed maturities	$(6)	$(1)	$(22)	$(2)
Other investments	(40)	—	(40)	—
Net realized investment gains (losses) on equity securities still held	46	6	(33)	45
Other net realized investment gains, including from sales	13	20	10	35
Total	$13	$25	$(85)	$78
In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.

Net realized investment gains (losses) on equity securities still held of $46 million and $(33) million in the second quarter and first six months of 2020, respectively, were driven by the impact of changes in fair value attributable to the volatility in global financial markets.

Other Revenues
Other revenues in the second quarters and first six months of 2020 and 2019 included installment premium charges and revenues from Simply Business. Installment premium charges in both periods of 2020 were lower than in the same periods of 2019, primarily attributable to the impact of billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2020 were $5.11 billion, $286 million or 6% higher than in the same period of 2019, primarily reflecting (i) higher catastrophe losses, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions, (v) the net adverse impact of changes in loss estimates across several product lines in Business Insurance initially recognized in the last two quarters of 2019, and (vi) higher business volumes, partially offset by (vii) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions and (viii) lower non-catastrophe weather-related losses. Catastrophe losses in the second quarter of 2020 primarily resulted from severe storms in several regions of the United States and civil unrest. Catastrophe losses in the second quarter of 2019 primarily resulted from wind storms in several regions of the United States.

Claims and claim adjustment expenses in the first six months of 2020 were $9.90 billion, $633 million or 7% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) lower net favorable prior year reserve development, (iv) the net adverse impact of changes in loss estimates across several product lines in Business Insurance initially recognized in the last two quarters of 2019, (v) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions, and (vi) higher business volumes, partially offset by (vii) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions, (viii) lower non-catastrophe weather-related losses and (ix) a lower level of large losses in Business Insurance. Catastrophe losses in the first six months of 2020 and 2019 included the second quarter events described above, as well as tornado activity in Tennessee and other wind storms and winter storms in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

several regions of the United States in the first quarter of 2020, and winter storms and wind storms in several regions of the United States in the first quarter of 2019.

Factors contributing to net prior year reserve development during the second quarters and first six months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2020 and 2019, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2020 and 2019 for significant catastrophes that occurred in 2019 and 2018, and the estimate of ultimate losses for those catastrophes at June 30, 2020 and December 31, 2019. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2020 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2019 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2020	2019	2020	2019	June 30, 2020	December 31, 2019
			'
2018
PCS Serial Number:
15 — Winter storm	—	(4)	1	(4)	141	140
17 — Severe wind and hail storms	1	(1)	(1)	(3)	104	105
33 — Severe wind and hail storms	1	3	—	(2)	119	119
52 — Hurricane Florence	(3)	(7)	(3)	(10)	85	88
57 — Hurricane Michael	(8)	3	(10)	6	150	160
59 — California wildfire - Camp fire	(10)	—	(4)	(2)	332	336
60 — California wildfire - Woolsey fire	—	9	—	9	129	129

2019
PCS Serial Number:
33 — Severe wind storms	2	185	7	185	257	250
61 — Severe wind storms and tornadoes	11	n/a	11	n/a	120	109

2020
PCS Serial Number:
16 — Tennessee tornado activity	(11)	n/a	171	n/a	171	n/a
19 — Severe storms	121	n/a	121	n/a	121	n/a
20 — Severe storms	189	n/a	189	n/a	189	n/a
_________________________________________________________
n/a: not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2020 was $1.17 billion, $39 million or 3% higher than in the same period of 2019.  Amortization of deferred acquisition costs in the first six months of 2020 was $2.35 billion, $100 million or 4% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2020 were $1.12 billion, comparable with the same period of 2019. General and administrative expenses in the first six months of 2020 were $2.26 billion, $76 million or 3% higher than in the same period of 2019. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the second quarter and first six months of 2020 was $85 million and $169 million, respectively, compared with $89 million and $177 million, respectively, in the same periods of 2019.

Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2020 was $(45) million, compared to income tax expense of $108 million in the same period of 2019, primarily reflecting the $750 million decrease in income before income taxes in the second quarter of 2020. Income tax expense in the first six months of 2020 was $75 million, $204 million or 73% lower than in the same period of 2019, primarily reflecting the impact of the $997 million decrease in income before income taxes in the first six months of 2020.

The Company’s effective tax rate was (53%) and 16% in the second quarters of 2020 and 2019, respectively.  The Company's effective tax rate was 12% and 17% in the first six months of 2020 and 2019, respectively. The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 103.7% in the second quarter of 2020 was 5.3 points higher than the combined ratio of 98.4% in the same period of 2019.  The loss and loss adjustment expense ratio of 72.7% in the second quarter of 2020 was 4.5 points higher than the loss and loss adjustment expense ratio of 68.2% in the same period of 2019.  The underwriting expense ratio of 31.0% for the second quarter of 2020 was 0.8 points higher than the underwriting expense ratio of 30.2% in the same period of 2019.

Catastrophe losses in the second quarters of 2020 and 2019 accounted for 12.3 points and 5.3 points, respectively, of the combined ratio. Net favorable prior reserve development in the second quarter of 2020 had no impact on the combined ratio. Net favorable prior reserve development in the second quarter of 2019 provided 1.8 points of benefit to the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2020 was 3.5 points lower than the 2019 ratio on the same basis, primarily reflecting (i) lower non-catastrophe weather-related losses and (ii) earned pricing that exceeded loss cost trends, partially offset by (iii) the net adverse impact of changes in loss estimates across several product lines in Business Insurance initially recognized in the last two quarters of 2019. The net impact of COVID-19 and related economic conditions was modest.

The combined ratio of 99.5% in the first six months of 2020 was 3.4 points higher than the combined ratio of 96.1% in the same period of 2019. The loss and loss adjustment expense ratio of 69.0% for the first six months of 2020 was 2.8 points higher than the loss and loss adjustment expense ratio of 66.2% in the same period of 2019.  The underwriting expense ratio of 30.5% for the first six months of 2020 was 0.6 points higher than the underwriting expense ratio of 29.9% in the same period of 2019.

Catastrophe losses in the first six months of 2020 and 2019 accounted for 8.4 points and 4.1 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2020 and 2019 provided 0.2 points and 1.3 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2020 was 2.0 points lower than the 2019 ratio on the same basis, primarily reflecting (i) lower non-catastrophe weather-related losses, (ii) earned pricing that exceeded loss cost trends and (iii) a lower level of large losses, partially offset by (iv) the net adverse impact of changes in loss estimates across several product lines in Business Insurance initially recognized in the last two quarters of 2019. The net impact of COVID-19 and related economic conditions was modest.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Business Insurance	$4,127	$4,193	$8,921	$8,923
Bond & Specialty Insurance	770	747	1,520	1,409
Personal Insurance	2,854	2,884	5,462	5,331
Total	$7,751	$7,824	$15,903	$15,663

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Business Insurance	$3,777	$3,874	$7,967	$8,037
Bond & Specialty Insurance	734	710	1,397	1,297
Personal Insurance	2,835	2,866	5,328	5,173
Total	$7,346	$7,450	$14,692	$14,507

Gross and net written premiums in the second quarter of 2020 both decreased by 1% from the same period of 2019. Gross and net written premiums in the first six months of 2020 increased by 2% and 1%, respectively, over the same period of 2019. Gross and net written premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures, reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. Gross and net written premiums in Personal Insurance in both periods of 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Gross and net written premiums in Bond & Specialty Insurance in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$3,735	$3,783	$7,599	$7,525
Net investment income	180	481	633	908
Fee income	108	111	210	215
Other revenues	36	30	67	73
Total revenues	4,059	4,405	8,509	8,721

Total claims and expenses	4,158	3,990	8,270	7,817

Segment income (loss) before income taxes	(99)	415	239	904
Income tax expense (benefit)	(41)	64	8	139
Segment income (loss)	$(58)	$351	$231	$765

Loss and loss adjustment expense ratio	75.8%	69.6%	73.3%	68.6%
Underwriting expense ratio	31.3	31.5	31.3	31.0
Combined ratio	107.1%	101.1%	104.6%	99.6%

Overview
The segment loss in the second quarter of 2020 was $58 million, compared with segment income of $351 million in the same period of 2019. The segment loss before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) higher catastrophe losses and (iii) no net prior year reserve development, compared with net favorable prior year reserve development in the same period of 2019, partially offset by (iv) slightly higher underlying underwriting margins. Catastrophe losses in the second quarters of 2020 and 2019 were $377 million and $211 million, respectively. There was no prior year reserve development in the second quarter of 2020. Net favorable prior year reserve development in the second quarter of 2019 was $71 million. The net impact of COVID-19 and related economic conditions on underlying underwriting margins was modest. The segment recorded an income tax benefit in the second quarter of 2020 compared to income tax expense in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

Segment income in the first six months of 2020 was $231 million, $534 million or 70% lower than segment income of $765 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) higher catastrophe losses, (iii) lower underlying underwriting margins and (iv) lower net favorable prior year reserve development. Catastrophe losses in the first six months of 2020 and 2019 were $572 million and $306 million, respectively. Net favorable prior year reserve development in the first six months of 2020 and 2019 was $5 million and $50 million, respectively. The lower underlying underwriting margins primarily reflected net charges associated with COVID-19 and related economic conditions. Income tax expense in the first six months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2020 were $3.74 billion, $48 million or 1% lower than in the same period of 2019. Earned premiums in the first six months of 2020 were $7.60 billion, $74 million or 1% higher than in the same period of 2019. Earned premiums in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case associated with the impact of COVID-19 and related economic conditions, including a decrease in new business levels.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2020 was $180 million, $301 million or 63% lower than in the same period of 2019.  Net investment income in the first six months of 2020 was $633 million, $275 million or 30% lower than in the same period of 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the second quarter of 2020 was $108 million, $3 million or 3% lower than in the same period of 2019. Fee income in the first six months of 2020 was $210 million, $5 million or 2% lower than in the same period of 2019. The decreases in both periods of 2020 reflected lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the second quarters and first six months of both 2020 and 2019 included revenues from Simply Business, as well as installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2020 were $2.88 billion, $194 million or 7% higher than in the same period of 2019, primarily reflecting (i) higher catastrophe losses, (ii) loss cost trends, (iii) no net prior year reserve development, compared with net favorable prior year reserve development in the same period of 2019, and (iv) the net adverse impact of changes in loss estimates across several product lines initially recognized in the last two quarters of 2019, partially offset by (v) the net impact of modestly lower loss estimates in certain product lines, primarily commercial automobile and modestly higher loss estimates in certain other product lines, primarily commercial property, in each case associated with the impact of COVID-19 and related economic conditions, (vi) lower non-catastrophe weather-related losses and (vii) lower International other loss activity.

Claims and claim adjustment expenses in the first six months of 2020 were $5.67 billion, $405 million or 8% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) the net adverse impact of changes in loss estimates across several product lines initially recognized in the last two quarters of 2019 and (iv) lower net favorable prior year reserve development, partially offset by (v) lower International other loss activity.

Factors contributing to net prior year reserve development during the second quarters and first six months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2020 was $622 million, $4 million or 1% higher than in the same period of 2019. Amortization of deferred acquisition costs in the first six months of 2020 was $1.26 billion, $25 million or 2% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the changes in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2020 were $656 million, $30 million or 4% lower than in the same period of 2019. General and administrative expenses in the second quarter of 2020 included the benefit of lower travel-related expenses, partially offset by an increased allowance for expected credit losses on premiums receivable, in each case attributable to COVID-19 and related economic conditions. General and administrative expenses in the first six months of 2020 were $1.34 billion, $23 million or 2% higher than in the same period of 2019. General and administrative expenses in the first six months of 2019 included a benefit related to a state assessment in the first quarter of 2019. General and administrative expenses in the first six months of 2020 also included an increased allowance for expected credit losses on premiums receivable, partially offset by lower travel-related expenses, in each case attributable to the impact of COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2020 was $(41) million, compared with income tax expense of $64 million in the same period of 2019, primarily reflecting the impact of the $514 million decrease in income before income taxes. Income tax expense in the first six months of 2020 was $8 million, $131 million or 94% lower than in the same period of 2019, primarily reflecting the impact of the $665 million decrease in income before income taxes.

Combined Ratio

The combined ratio of 107.1% in the second quarter of 2020 was 6.0 points higher than the combined ratio of 101.1% in the same period of 2019.  The loss and loss adjustment expense ratio of 75.8% in the second quarter of 2020 was 6.2 points higher than the loss and loss adjustment expense ratio of 69.6% in the same period of 2019. The underwriting expense ratio of 31.3% for the second quarter of 2020 was 0.2 points lower than the underwriting expense ratio of 31.5% in the same period of 2019.

Catastrophe losses in the second quarters of 2020 and 2019 accounted for 10.1 points and 5.6 points, respectively, of the combined ratio.  There was no net prior year reserve development in the second quarter of 2020. Net favorable prior year reserve development in the second quarter of 2019 provided 1.9 points of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2020 was 0.4 points lower than the 2019 ratio on the same basis, reflecting a 0.2 point improvement in each of the underlying loss and loss adjustment expense ratio and the underwriting expense ratio. The net impact of COVID-19 and related economic conditions was modest.

The combined ratio of 104.6% in the first six months of 2020 was 5.0 points higher than the combined ratio of 99.6% in the same period of 2019. The loss and loss adjustment expense ratio of 73.3% in the first six months of 2020 was 4.7 points higher than the loss and loss adjustment expense ratio of 68.6% in the same period of 2019.  The underwriting expense ratio of 31.3% for the first six months of 2020 was 0.3 points higher than the underwriting expense ratio of 31.0% in the same period of 2019.

Catastrophe losses in the first six months of 2020 and 2019 accounted for 7.5 points and 4.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2020 had no impact on the combined ratio. Net favorable prior year reserve development in the first six months of 2019 provided 0.7 points of benefit to the combined ratio.  The underlying combined ratio in the first six months of 2020 was 0.9 points higher than the 2019 ratio on the same basis, primarily reflecting net charges associated with COVID-19 and related economic conditions.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Domestic:
Select Accounts	$736	$759	$1,557	$1,572
Middle Market	2,107	2,139	4,676	4,675
National Accounts	319	327	827	834
National Property and Other	639	627	1,195	1,136
Total Domestic	3,801	3,852	8,255	8,217
International	326	341	666	706
Total Business Insurance	$4,127	$4,193	$8,921	$8,923

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Domestic:
Select Accounts	$734	$756	$1,533	$1,541
Middle Market	1,960	2,009	4,368	4,419
National Accounts	215	223	516	527
National Property and Other	585	588	1,013	975
Total Domestic	3,494	3,576	7,430	7,462
International	283	298	537	575
Total Business Insurance	$3,777	$3,874	$7,967	$8,037

Gross written premiums in the second quarter of 2020 decreased by 2% from the same period of 2019. Gross written premiums in the first six months of 2020 were comparable with the same period of 2019. Net written premiums in the second quarter and first six months of 2020 decreased by 3% and 1%, respectively, from the same periods of 2019. Gross and net written premiums in both periods of 2020 were negatively impacted by reduced exposures, reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels.
Select Accounts.  Net written premiums of $734 million in the second quarter of 2020 decreased by 3% from the same period of 2019. Net written premiums of $1.53 billion in the first six months of 2020 decreased by 1% from the same period of 2019. Business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive but were lower than in the same periods of 2019.  New business premiums in the second quarter and first six months of 2020 decreased from the same periods of 2019.

Middle Market.  Net written premiums of $1.96 billion in the second quarter of 2020 decreased by 2% from the same period of 2019. Net written premiums of $4.37 billion in the first six months of 2020 decreased by 1% from the same period of 2019. Business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive but were lower than in the same periods of 2019.  New business premiums in the second quarter and first six months of 2020 decreased from the same periods of 2019.

National Accounts.  Net written premiums of $215 million in the second quarter of 2020 decreased by 4% from the same period of 2019.  Net written premiums of $516 million in the first six months of 2020 decreased by 2% from the same period of 2019. Business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter of 2020 were slightly positive but lower than in the same period of 2019. Renewal premium changes in the first six months of 2020 were positive and higher than in the same period of 2019. New business premiums in the second quarter and first six months of 2020 decreased from the same periods of 2019.

National Property and Other.  Net written premiums of $585 million in the second quarter of 2020 decreased by 1% from the same period of 2019.  Net written premiums of $1.01 billion in the first six months of 2020 increased by 4% over the same period of 2019. Business retention rates declined in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive and were higher than in the same periods of 2019. New business premiums in the second quarter of 2020 decreased slightly from the same period of 2019. New business premiums in the first six months of 2020 increased slightly over the same period of 2019.

International.  Net written premiums of $283 million in the second quarter of 2020 decreased by 5% from the same period of 2019. Net written premiums of $537 million in the first six months of 2020 decreased by 7% from the same period of 2019. The declines in both periods of 2020 were primarily driven by decreases in the Company's operations at Lloyd's and in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$693	$632	$1,360	$1,238
Net investment income	42	58	97	114
Other revenues	5	6	10	12
Total revenues	740	696	1,467	1,364

Total claims and expenses	654	476	1,230	971

Segment income before income taxes	86	220	237	393
Income tax expense	14	46	43	81
Segment income	$72	$174	$194	$312

Loss and loss adjustment expense ratio	57.8%	37.4%	53.4%	40.3%
Underwriting expense ratio	36.0	37.5	36.5	37.6
Combined ratio	93.8%	74.9%	89.9%	77.9%

Overview
Segment income in the second quarter of 2020 was $72 million, $102 million or 59% lower than segment income of $174 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2019, (ii) lower underlying underwriting margins and (iii) lower net investment income. Net unfavorable prior year reserve development in the second quarter of 2020 was $33 million, as compared to net favorable prior year reserve development in the second quarter of 2019 of $39 million.  Catastrophe losses in the second quarter of 2020 were $7 million, as compared to catastrophe losses in the second quarter of 2019 of less than $1 million. The lower underlying underwriting margins primarily reflected the impacts of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions, partially offset by higher business volumes.  Income tax expense in the second quarter of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Segment income in the first six months of 2020 was $194 million, $118 million or 38% lower than segment income of $312 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2019, (ii) lower underlying underwriting margins and (iii) lower net investment income. Net unfavorable prior year reserve development in the first six months of 2020 was $33 million, as compared to net favorable prior year reserve development in the first six months of 2019 of $42 million.  Catastrophe losses in the first six months of 2020 and 2019 were $8 million and $3 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions, partially offset by higher business volumes. Income tax expense in the first six months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in the second quarter of 2020 were $693 million, $61 million or 10% higher than in the same period of 2019. Earned premiums in the first six months of 2020 were $1.36 billion, $122 million or 10% higher than in the same period of 2019. The increases in both periods of 2020 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2020 were not materially impacted by COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2020 was $42 million, $16 million or 28% lower than in the same period of 2019. Net investment income in the first six months of 2020 was $97 million, $17 million or 15% lower than in the same period of 2019. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2020 were $403 million, $165 million or 69% higher than in the same period of 2019, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2019, (ii) higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions and (iii) higher business volumes.

Claims and claim adjustment expenses in the first six months of 2020 were $730 million, $226 million or 45% higher than in the same period of 2019, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2019, (ii) higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions and (iii) higher business volumes.

Factors contributing to net prior year reserve development during the second quarters and first six months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2020 was $128 million, $10 million or 8% higher than in the same period of 2019.  Amortization of deferred acquisition costs in the first six months of 2020 was $252 million, $22 million or 10% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2020 were $123 million, $3 million or 3% higher than in the same period of 2019. General and administrative expenses in the first six months of 2020 were $248 million, $11 million or 5% higher than in the same period of 2019. The increases in both periods of 2020 primarily reflected the impact of higher business volumes, partially offset by lower travel-related expenses attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the second quarter of 2020 was $14 million, $32 million or 70% lower than in the same period of 2019, primarily reflecting the impact of the $134 million decrease in segment income before income taxes. Income tax expense in the first six months of 2020 was $43 million, $38 million or 47% lower than in the same period of 2019, primarily reflecting the impact of the $156 million decrease in segment income before income taxes.

Combined Ratio

The combined ratio of 93.8% in the second quarter of 2020 was 18.9 points higher than the combined ratio of 74.9% in the same period of 2019.  The loss and loss adjustment expense ratio of 57.8% in the second quarter of 2020 was 20.4 points higher than the loss and loss adjustment expense ratio of 37.4% in the same period of 2019. The underwriting expense ratio of 36.0% in the second quarter of 2020 was 1.5 points lower than the underwriting expense ratio of 37.5% in the same period of 2019.

Net unfavorable prior year reserve development in the second quarter of 2020 accounted for 4.7 points of the combined ratio. Net favorable prior year reserve development in the second quarter of 2019 provided 6.2 points of benefit to the combined ratio.  Catastrophe losses in the second quarters of 2020 and 2019 accounted for 1.0 points and 0.1 points, respectively, of the combined ratio.  The underlying combined ratio in the second quarter of 2020 was 7.1 points higher than the 2019 ratio on the same basis, primarily reflecting the impact of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio of 89.9% in the first six months of 2020 was 12.0 points higher than the combined ratio of 77.9% in the same period of 2019. The loss and loss adjustment expense ratio of 53.4% in the first six months of 2020 was 13.1 points higher than the loss and loss adjustment expense ratio of 40.3% in the same period of 2019.  The underwriting expense ratio of 36.5% in the first six months of 2020 was 1.1 points lower than the underwriting expense ratio of 37.6% in the same period of 2019.

Net unfavorable prior year reserve development in the first six months of 2020 accounted for 2.4 points of the combined ratio. Net favorable prior year reserve development in the first six months of 2019 provided 3.4 points of benefit to the combined ratio.  Catastrophe losses in the first six months of 2020 and 2019 accounted for 0.6 points and 0.2 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2020 was 5.8 points higher than the 2019 ratio on the same basis, primarily reflecting the impact of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Domestic:
Management Liability	$466	$432	$904	$821
Surety	228	251	478	473
Total Domestic	694	683	1,382	1,294
International	76	64	138	115
Total Bond & Specialty Insurance	$770	$747	$1,520	$1,409

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Domestic:
Management Liability	$438	$403	$839	$770
Surety	220	244	435	428
Total Domestic	658	647	1,274	1,198
International	76	63	123	99
Total Bond & Specialty Insurance	$734	$710	$1,397	$1,297

Gross and net written premiums in the second quarter of 2020 both increased by 3% over the same period of 2019. Gross and net written premiums in the first six months of 2020 both increased by 8% over the same period of 2019. Gross and net written premiums in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic.  Net written premiums of $658 million in the second quarter of 2020 increased by 2% over the same period of 2019. Net written premiums of $1.27 billion in the first six months of 2020 increased by 6% over the same period of 2019.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive and were higher than in the same periods of 2019. New business premiums in the second quarter and first six months of 2020 decreased from the same periods of 2019.

International.  Net written premiums of $76 million and $123 million in the second quarter and first six months of 2020, respectively, increased by 21% and 24%, respectively, over the same periods of 2019. The increases in both periods of 2020 were primarily driven by increases in the United Kingdom.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$2,527	$2,573	$5,225	$5,080
Net investment income	46	109	149	208
Fee income	6	5	12	10
Other revenues	10	21	32	43
Total revenues	2,589	2,708	5,418	5,341

Total claims and expenses	2,580	2,606	4,989	4,892

Segment income before income taxes	9	102	429	449
Income tax expense (benefit)	(1)	14	83	83
Segment income	$10	$88	$346	$366

Loss and loss adjustment expense ratio	72.2%	73.7%	66.9%	68.8%
Underwriting expense ratio	29.1	26.5	27.6	26.4
Combined ratio	101.3%	100.2%	94.5%	95.2%

Overview
Segment income in the second quarter of 2020 was $10 million, $78 million or 89% lower than segment income of $88 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net investment income, partially offset by (iii) higher underlying underwriting margins and (iv) higher net favorable prior year reserve development. Catastrophe losses in the second quarters of 2020 and 2019 were $470 million and $156 million, respectively. Net favorable prior year reserve development in the second quarters of 2020 and 2019 was $35 million and $13 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of lower non-catastrophe weather-related losses in the homeowners and other product line and lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers). The segment recorded a modest income tax benefit in the second quarter of 2020 compared to income tax expense in the same period of 2019.

Segment income in the first six months of 2020 was $346 million, $20 million or 5% lower than segment income of $366 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income and (iii) lower net favorable prior year reserve development, largely offset by (iv) higher underlying underwriting margins. Catastrophe losses in the first six months of 2020 and 2019 were $607 million and $251 million, respectively.  Net favorable prior year reserve development in the first six months of 2020 and 2019 was $57 million and $82 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of lower non-catastrophe weather-related losses in the homeowners and other product line and lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers). Income tax expense in the first six months of 2020 was level with the same period of 2019.
Revenues

Earned Premiums
Earned premiums in the second quarter of 2020 were $2.53 billion, $46 million or 2% lower than in the same period of 2019.  Earned premiums in the first six months of 2020 were $5.23 billion, $145 million or 3% higher than in the same period of 2019. The changes in earned premiums primarily reflected the changes in net written premiums over the preceding twelve months. Net written premiums and earned premiums in both periods of 2020 were reduced by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2020 was $46 million, $63 million or 58% lower than in the same period of 2019. Net investment income in the first six months of 2020 was $149 million, $59 million or 28% lower than in the same period of 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the second quarters and first six months of 2020 and 2019 primarily consisted of installment premium charges. Installment premium charges in both periods of 2020 were lower than in the same periods of 2019, primarily attributable to the impact of billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2020 were $1.82 billion, $73 million or 4% lower than in the same period of 2019, primarily reflecting the impacts of (i) lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions, (ii) lower non-catastrophe weather-related losses in the homeowners and other product line and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses, (v) loss cost trends and (vi) higher business volumes.

Claims and claim adjustment expenses in the first six months of 2020 were $3.50 billion, comparable with the same period of 2019, primarily reflecting the impacts of (i) lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions and (ii) lower non-catastrophe weather-related losses in the homeowners and other product line, largely offset by (iii) higher catastrophe losses, (iv) higher business volumes and (v) loss cost trends.

Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2020 was $423 million, $25 million or 6% higher than in the same period of 2019. Amortization of deferred acquisition costs in the first six months of 2020 was $841 million, $53 million or 7% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2020 were $333 million, $22 million or 7% higher than in the same period of 2019. General and administrative expenses in the first six months of 2020 were $653 million, $42 million or 7% higher than in the same period of 2019. The increases in both periods of 2020 included higher contingent commissions and an increased allowance for expected credit losses on premiums receivable, partially offset by lower travel-related expenses, in each case due to the impact of COVID-19 and related economic conditions. The increases in both periods of 2020 also reflected the impact of higher business volumes.

Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2020 was $1 million, compared with income tax expense of $14 million in same period of 2019, primarily reflecting the impact of the $93 million decrease in segment income before income taxes. Income tax expense in the first six months of 2020 was $83 million, level with the same period of 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 101.3% in the second quarter of 2020 was 1.1 points higher than the combined ratio of 100.2% in the same period of 2019.  The loss and loss adjustment expense ratio of 72.2% in the second quarter of 2020 was 1.5 points lower than the loss and loss adjustment expense ratio of 73.7% in the same period of 2019.  The underwriting expense ratio of 29.1% for the second quarter of 2020 was 2.6 points higher than the underwriting expense ratio of 26.5% in the same period of 2019.

Catastrophe losses in the second quarters of 2020 and 2019 accounted for 18.6 points and 6.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2020 and 2019 provided 1.3 points and 0.5 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2020 was 10.6 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of lower non-catastrophe weather-related losses in the homeowners and other product line and lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers).

The combined ratio of 94.5% in the first six months of 2020 was 0.7 points lower than the combined ratio of 95.2% in the same period of 2019. The loss and loss adjustment expense ratio of 66.9% in the first six months of 2020 was 1.9 points lower than the loss and loss adjustment expense ratio of 68.8% in the same period of 2019.  The underwriting expense ratio of 27.6% in the first six months of 2020 was 1.2 points higher than the underwriting expense ratio of 26.4% in the same period of 2019.

Catastrophe losses in the first six months of 2020 and 2019 accounted for 11.6 points and 4.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2020 and 2019 provided 1.1 points and 1.6 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2020 was 7.9 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of lower non-catastrophe weather-related losses in the homeowners and other product line and lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers).

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Domestic:
Agency:
Automobile	$1,145	$1,304	$2,417	$2,544
Homeowners and Other	1,432	1,268	2,518	2,222
Total Agency	2,577	2,572	4,935	4,766
Direct-to-Consumer	101	103	205	201
Total Domestic	2,678	2,675	5,140	4,967
International	176	209	322	364
Total Personal Insurance	$2,854	$2,884	$5,462	$5,331

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Domestic:
Agency:
Automobile	$1,141	$1,300	$2,401	$2,524
Homeowners and Other	1,419	1,258	2,409	2,095
Total Agency	2,560	2,558	4,810	4,619
Direct-to-Consumer	102	103	202	198
Total Domestic	2,662	2,661	5,012	4,817
International	173	205	316	356
Total Personal Insurance	$2,835	$2,866	$5,328	$5,173

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the second quarter of 2020 were both comparable with the same period of 2019. Domestic Agency gross and net written premiums in the first six months of 2020 both increased by 4% over the same period of 2019. Gross and net written premiums in both periods of 2020 were negatively impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Domestic Agency Automobile net written premiums of $1.14 billion and $2.40 billion in the second quarter and first six months of 2020, respectively, decreased by 12% and 5%, respectively, from the same periods of 2019. Net written premiums in both periods of 2020 were impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive but were lower than in the same periods of 2019.  New business premiums in the second quarter and first six months of 2020 increased over the same periods of 2019.

Domestic Agency Homeowners and Other net written premiums of $1.42 billion and $2.41 billion in the second quarter and first six months of 2020, respectively, increased by 13% and 15%, respectively, over the same periods of 2019.  Business retention rates remained strong in the second quarter and first six months of 2020.  Renewal premium changes in the second quarter and first six months of 2020 remained positive and were higher than in the same periods of 2019.  New business premiums in the second quarter and first six months of 2020 increased over the same periods of 2019.

For its Domestic Agency business, Personal Insurance had approximately 7.8 million and 7.3 million active policies at June 30, 2020 and 2019, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $102 million in the second quarter of 2020 decreased by 1% from the same period of 2019. Net written premiums of $202 million in the first six months of 2020 increased by 2% over the same period of 2019. Net written premiums in both periods of 2020 were impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

International net written premiums of $173 million and $316 million in the second quarter and first six months of 2020, respectively, decreased by 16% and 11%, respectively, from the same periods of 2019, primarily driven by declines in the automobile product line. Net written premiums in both periods of 2020 were impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

For its international and direct-to-consumer business, Personal Insurance had approximately 847,000 and 901,000 active policies at June 30, 2020 and 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Income (loss)	$(74)	$(76)	$(145)	$(151)

The Income (loss) for Interest Expense and Other in the second quarters of 2020 and 2019 was $(74) million and $(76) million, respectively.  Pre-tax interest expense in the second quarters of 2020 and 2019 was $85 million and $89 million, respectively. After-tax interest expense in the second quarters of 2020 and 2019 was $67 million and $70 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2020 and 2019 was $(145) million and $(151) million, respectively. Pre-tax interest expense in the first six months of 2020 and 2019 was $169 million and $177 million, respectively. After-tax interest expense in the first six months of 2020 and 2019 was $133 million and $140 million, respectively.

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

The Company continues to be involved in disputes, including litigation, with a number of policyholders, some of whom are in bankruptcy, over coverage for asbestos-related claims. Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company, but which could result in settlements for larger amounts than originally anticipated. Although the Company has seen a reduction in the overall risk associated with these disputes, it remains difficult to predict the ultimate cost of these claims. As in the past, the Company will continue to pursue settlement opportunities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first six months of 2020 and 2019 were $108 million and $102 million, respectively. Net asbestos reserves were $1.17 billion and $1.18 billion at June 30, 2020 and June 30, 2019, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2020	2019
Beginning reserves:
Gross	$1,601	$1,608
Ceded	(322)	(327)
Net	1,279	1,281

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	129	134
Ceded	(21)	(32)
Net	108	102

Foreign exchange and other:
Gross	(2)	—
Ceded	—	—
Net	(2)	—

Ending reserves:
Gross	1,470	1,474
Ceded	(301)	(295)
Net	$1,169	$1,179
_________________________________________________________
See “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $17 million and $34 million in the second quarter and first six months of 2020, respectively, and $60 million in each of the second quarter and first six months of 2019. Net environmental paid loss and loss expenses in the first six months of 2020 and 2019 were $24 million and $35 million, respectively. Net environmental reserves were $330 million and $359 million at June 30, 2020 and June 30, 2019, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2020 were $80.60 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2020 was $70.05 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2020 and December 31, 2019.  Below investment grade securities represented 2.1% of the total fixed maturity investment portfolio at both June 30, 2020 and December 31, 2019. The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.1 excluding short-term securities) at June 30, 2020 and 4.0 (4.3 excluding short-term securities) at December 31, 2019.

 Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2020 and December 31, 2019 included $32.07 billion and $29.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2020 and December 31, 2019 were $2.46 billion and $2.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both June 30, 2020 and December 31, 2019.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2020 and December 31, 2019 included $3.08 billion and $3.28 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2020 and December 31, 2019 were $1.51 billion and $1.52 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.57 billion and $1.76 billion at June 30, 2020 and December 31, 2019, respectively. Approximately 57% and 54% of the Company’s CMO holdings at June 30, 2020 and December 31, 2019, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $676 million and $816 million of non-guaranteed CMO holdings at both June 30, 2020 and December 31, 2019 was "Aaa/Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both June 30, 2020 and December 31, 2019.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2020 and December 31, 2019, the carrying value of the Company’s other investments was $3.11 billion and $3.42 billion, respectively.

Investments in private equity, hedge fund and real estate partnerships are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the adverse impact of the disruption in global financial markets in the first quarter of 2020 associated with COVID-19 on net investment income from these investments is reflected in the Company's results for the second quarter of 2020. Additionally, net realized capital gains (losses) for the second quarter of 2020 included $40 million of pre-tax realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments.

CATASTROPHE REINSURANCE COVERAGE

The Company's catastrophe reinsurance coverage is discussed in the "Catastrophe Reinsurance" section of "Part I - Item 1 - Business" in the Company's 2019 Annual Report. Except as discussed below, there have been no material changes to the Company's catastrophe reinsurance coverage from that reported in the Company's 2019 Annual Report.

Catastrophe Bonds. With respect to the Company’s indemnity reinsurance agreement with Long Point Re III Ltd., the attachment point and maximum limit were reset as required annually to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2020 through and including May 24, 2021, the Company will be entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.872 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.372 billion.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2020 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion this treaty provides 71 cents of coverage), for losses arising from a single occurrence, subject to one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded for this treaty. The treaty covers territory from Virginia to Maine for the period July 1, 2020 through and including June 30, 2021. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $225 million part of $250 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $360 million this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2020 through and including June 30, 2021. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$73 million at June 30, 2020), up to C$200 million (US$147 million at June 30, 2020)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

and for 100% of losses in excess of C$200 million (US$147 million at June 30, 2020), up to C$600 million (US$441 million at June 30, 2020), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period July 1, 2020 through and including June 30, 2021.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded for this treaty.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2019 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2020	December 31, 2019
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,404	$3,476
Gross structured settlements	2,940	2,965
Mandatory pools and associations	1,905	1,886
Gross reinsurance recoverables	8,249	8,327
Allowance for estimated uncollectible reinsurance	(156)	(92)
Net reinsurance recoverables	$8,093	$8,235

Net reinsurance recoverables at June 30, 2020 decreased by $142 million from December 31, 2019, primarily reflecting cash collections in the first six months of 2020 and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company’s results continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company's financial results until late in the first quarter of 2020, its impact on the Company’s results in the first six months of 2020 is not indicative of its impact on the Company’s results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part II—Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.

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

As a result of COVID-19, economic conditions in the United States and other countries around the world have deteriorated significantly. The decreased levels of economic activity, together with the related premium refund programs, have negatively impacted premium volumes. The Company experienced this impact in late March 2020 and, more significantly, in the second quarter of 2020. The Company expects this impact will persist for the remainder of 2020 and beyond, but the degree of the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

impact will depend on the extent and duration of the challenging economic circumstances and could be material. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced an increase in its underwriting expense ratio and expects a continued adverse impact on the underwriting expense ratio in the near term.

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

In connection with the emergence of PG&E Corporation and Pacific Gas and Electric Company (together “PG&E”) from bankruptcy on July 1, 2020, the Company expects to recognize in the third quarter of 2020 favorable prior year reserve development of approximately $400 million, pre-tax and net of expenses and reinsurance, related to the 2017 and 2018 wildfires in California. See note 7 of notes to the unaudited consolidated financial statements for further discussion regarding the PG&E subrogation claims.

It is possible that changes in economic conditions and steps taken by federal, state and/or local governments and the Federal Reserve in response to COVID-19 could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report.

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could be exacerbated by COVID-19, such as a recession, financial market turmoil, supply chain disruptions, extraordinary monetary and fiscal policy measures, fluctuations in interest rates and foreign currency exchange rates, changes in tariffs or other international trade regulations, the United Kingdom’s withdrawal from the European Union, the political and regulatory environment, changes to the U.S. Federal budget and further potential changes in tax laws or health care legislation in the United States.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.1 excluding short-term securities) at June 30, 2020.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2020, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $35 million to $40 million lower on a quarterly basis for the remainder of 2020 as compared to the corresponding quarters of 2019. This expectation could be impacted by further disruptions in global financial markets associated with the continuing impact of COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the loss in the non-fixed income investment portfolio in the second quarter of 2020 is related to the disruption in global financial markets during the first quarter of 2020 associated with COVID-19. Similarly, any impact from favorable changes in global financial markets in the second quarter of 2020 should be reflected in the Company's results for subsequent periods. Further changes in global financial markets could impact the Company’s net investment income in future periods from its non-fixed income investment portfolio, positively or negatively.

The Company had net pre-tax realized investment losses of $85 million ($66 million after-tax) in the first six months of 2020, driven by the impact of changes in fair value on the Company's equity investments, attributable to the disruption in global financial markets related to COVID-19, as well as $40 million of pre-tax realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments. Further changes in global financial markets due to the continuing impact of COVID-19 could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $4.63 billion ($3.64 billion after-tax) in its fixed maturity investment portfolio at June 30, 2020.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets associated with the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below, including the impact of COVID-19 and related economic conditions.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  Given the continuing impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may continue to reduce or eliminate its share repurchase activity at least in the near term. For information regarding the Company’s common share repurchases in 2020, see “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first six months of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Outlook" and "Part II—Item 1A—Risk Factors."
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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2020, TRV held total cash and short-term invested assets in the United States aggregating $2.02 billion and having a weighted average maturity of 54 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion).   TRV’s holding company liquidity of $2.02 billion at

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

June 30, 2020 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements. Net proceeds of approximately $490 million from the Company's issuance of senior debt in April 2020 that are intended to fund the payment of $500 million of senior debt maturing in November 2020 are included in the Company's holding company liquidity at June 30, 2020.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2020.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At June 30, 2020, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. After the maturity of the $500 million of senior debt in November 2020 described above, the Company has no further senior debt or junior subordinated debt maturing until April 2026, at which time $200 million of senior debt will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $312 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2020. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first six months of 2020 and 2019 was $2.29 billion and $1.79 billion, respectively. The increase in cash flows in the first six months of 2020 primarily reflected the impacts of lower levels of payments for claims and claim adjustment expenses, partially offset by lower levels of cash received for premiums. The lower levels of payments for claims and claim adjustment expenses reflected the impacts of COVID-19 and related economic conditions, such as lower loss payments in the automobile product line due to a decrease in miles driven and reduced claim settlement activity largely due to the disruptions in the judicial system, partially offset by the impact of payments related to higher catastrophe losses in the first six months of 2020. The lower levels of cash received for premiums included the impact of premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Investing Activities
Net cash used by investing activities in the first six months of 2020 and 2019 was $1.81 billion and $701 million, respectively.  The Company’s consolidated total investments at June 30, 2020 increased by $2.72 billion, or 3% over year-end 2019, primarily reflecting the impact of (i) an increase in net unrealized gains on investments at June 30, 2020 as compared with December 31, 2019, primarily due to the impact of lower interest rates during the first six months of 2020, as well as (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities.

Financing Activities
Net cash used in financing activities in the first six months of 2020 and 2019 was $342 million and $1.05 billion, respectively.  The total in 2020 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. The total in 2019 reflected common share repurchases, the payment of debt and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. Common share repurchases in the first six months of 2020 and 2019 were $471 million and $797 million, respectively. During the three months ended June 30, 2020, the Company did not repurchase any shares under its share repurchase authorization.

Dividends.  Dividends paid to shareholders were $426 million and $419 million in the first six months of 2020 and 2019, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 23, 2020, the Company announced that it declared a regular quarterly dividend of $0.85 per share, payable September 30, 2020 to shareholders of record on September 10, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended June 30, 2020, the Company did not repurchase any shares under its share repurchase authorization. During the six months ended June 30, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization for a total cost of $425 million. The average cost per share repurchased was $123.09. Given the continuing impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may continue to reduce or eliminate its share repurchase activity at least in the near term.  At June 30, 2020, the Company had $1.36 billion of capacity remaining under the share repurchase authorization.

The Company sponsors a qualified non-contributory defined benefit pension plan (the Qualified Plan), which covers substantially all U.S. domestic employees and provides benefits primarily under a cash balance formula. The recent disruption in global financial markets associated with COVID-19 unfavorably impacted the projected funded status of the Qualified Plan at December 31, 2020, due to the impact of a lower benefit obligation discount rate and lower valuations of the Qualified Plan's equity investments. The Company currently does not have a minimum funding requirement for the Qualified Plan for 2020 and at this time does not anticipate making a voluntary contribution to the Qualified Plan during 2020.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2020 and December 31, 2019.

(in millions)	June 30, 2020	December 31, 2019
Debt:
Short-term	$600	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(55)	(46)
Total debt	7,049	6,558

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,061	25,303
Accumulated other comprehensive income	1,882	640
Total shareholders’ equity	26,943	25,943
Total capitalization	$33,992	$32,501

On April 27, 2020, the Company issued $500 million aggregate principal amount of 2.55% senior notes that will mature on April 27, 2050. The Company intends to use the net proceeds to repay the $500 million aggregate principal amount of the Company's 3.90% senior notes that will mature on November 1, 2020. See note 9 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(dollars in millions)	June 30, 2020	December 31, 2019
Total capitalization	$33,992	$32,501
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	3,646	2,246
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$30,346	$30,255
Debt-to-total capital ratio	20.7%	20.2%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	23.2%	21.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 23.2% at June 30, 2020 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). The following rating agency action was taken with respect to the Company since April 21, 2020, the date on which the Company's Form 10-Q for the quarter ended March 31, 2020 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2019 Annual Report.

•On May 12, 2020, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.83 billion at June 30, 2020) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2020			December 31, 2019
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,033	$7,695	$12,728	$4,898	$7,451	$12,349
Commercial property	1,072	467	1,539	1,035	312	1,347
Commercial multi-peril	2,193	2,320	4,513	2,148	2,065	4,213
Commercial automobile	2,518	2,091	4,609	2,533	1,872	4,405
Workers’ compensation	10,190	9,455	19,645	10,233	9,279	19,512
Fidelity and surety	210	303	513	261	259	520
Personal automobile	1,895	1,527	3,422	2,019	1,509	3,528
Homeowners and personal other	813	1,106	1,919	838	871	1,709
International and other	2,395	1,814	4,209	2,620	1,633	4,253
Property-casualty	26,319	26,778	53,097	26,585	25,251	51,836
Accident and health	12	—	12	13	—	13
Claims and claim adjustment expense reserves	$26,331	$26,778	$53,109	$26,598	$25,251	$51,849

The $1.26 billion increase in gross claims and claim adjustment expense reserves since December 31, 2019 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2020, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

•the Company’s outlook and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, renewal premium changes, underwriting margins and underlying underwriting margins, net and core income, investment income and performance, loss costs, return on equity, core return on equity and expected current returns, and combined ratios and underlying combined ratios);
•the impact of COVID-19 and related economic conditions, including the potential impact on the Company's investments;
•the impact of legislative or regulatory actions taken in response to COVID-19;
•share repurchase plans;
•future pension plan contributions;
•the sufficiency of the Company’s asbestos and other reserves;
•the impact of emerging claims issues as well as other insurance and non-insurance litigation;
•the potential benefit associated with the Company's ability to recover on its subrogation claims;
•the cost and availability of reinsurance coverage;
•catastrophe losses;
•the impact of investment (including changes in interest rates), economic (including inflation, changes in tax law, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
•strategic and operational initiatives to improve profitability and competitiveness;
•the Company's competitive advantages;
•new product offerings;
•the impact of new or potential regulations imposed or to be imposed by the United States or other nations, including tariffs or other barriers to international trade; and
•the impact of developments in the tort environment, such as increased attorney involvement in insurance claims and legislation allowing victims of sexual abuse to file or proceed with claims that otherwise would have been time-barred.

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•high levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance;
•if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates or the impacts of COVID-19, the Company’s financial results could be materially and adversely affected;
•the impact of COVID-19 and related risks, including on the Company's distribution or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity;
•during or following a period of financial market disruption or an economic downturn, such as the current environment, the Company’s business could be materially and adversely affected;
•the Company’s investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses, particularly in the current environment;
•the intense competition that the Company faces, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which it operates, could harm its ability to maintain or increase its business volumes and its profitability;
•the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;
•disruptions to the Company’s relationships with its independent agents and brokers or the Company’s inability to manage effectively a changing distribution landscape could adversely affect the Company;

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances;
•the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as effectively expanding workers' compensation coverage by instituting presumptions of compensability of claims for certain types of workers or requiring insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;
•the Company may not be able to collect all amounts due to it from reinsurers, reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all and the Company is exposed to credit risk related to its structured settlements;
•the Company is exposed to credit risk in certain of its insurance operations and with respect to certain guarantee or indemnification arrangements that it has with third parties, which risk is heightened in the current environment;
•within the United States, the Company’s businesses are heavily regulated by the states in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation may reduce the Company’s profitability and limit its growth;
•a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs;
•the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations, pay future shareholder dividends and/or make future share repurchases;
•the Company’s efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may create enhanced risks;
•the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;
•the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as its business processes become more digital;
•if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted. This risk is heightened in the current environment where a majority of the Company's employees have shifted to a work from home arrangement;
•the Company is also subject to a number of additional risks associated with its business outside the United States, such as foreign currency exchange fluctuations (including with respect to the valuation of the Company's foreign investments and interests in joint ventures) and restrictive regulations as well as the risks and uncertainties associated with the United Kingdom's withdrawal from the European Union;
•regulatory changes outside of the United States, including in Canada, the United Kingdom, the Republic of Ireland and the European Union, could adversely impact the Company’s results of operations and limit its growth;
•loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability;
•acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences;
•the Company could be adversely affected if its controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective;
•the Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees;
•intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing the intellectual property of others;
•changes in federal regulation could impose significant burdens on the Company, and otherwise adversely impact the Company’s results;
•changes in U.S. tax laws or in the tax laws of other jurisdictions where the Company operates could adversely impact the Company; and
•the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors, including the ongoing level of uncertainty related to COVID-19.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part II—Item 1A—Risk Factors” and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended June 30, 2020, the Company transitioned its payroll and other related human resource applications to a cloud-based technology which has resulted in certain changes to business processes and internal control over financial reporting. Other than this transition of payroll and other related human resource applications to a cloud-based technology, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the transition of payroll and other related human resource applications to a cloud-based technology and concluded they were effective.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report, and "Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2019 Annual Report.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic caused by the novel coronavirus COVID-19 began to impact the global economy and our results of operations. For a discussion of the impact of the COVID-19 pandemic on our business to date, please see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Related Economic Conditions.” Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and are likely to continue to emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•Revenues. We expect that the impact of COVID-19 on general economic activity will continue to negatively impact our premium volumes. We began to experience this impact in March 2020 and, more significantly, in the second quarter of 2020. We expect this impact will further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced an increase in its underwriting expense ratio and expects to experience a continued adverse impact on the underwriting expense ratio in the near term.

•Claims and Claim Adjustment Expenses. We have incurred, and expect to continue to incur in future periods, higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we are experiencing elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment, including, as discussed below, as a result of legislative or regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers.  In addition, concerns about seeking medical care could complicate, delay and/or extend treatment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures.  For example, we may experience increased exposure in industries with delivery services; elevated fire, water and crime claims at unoccupied/closed businesses; delayed reporting and settlement of claims due to limited access to business locations; arson; collisions at faster speeds; increased first party medical losses in certain jurisdictions; and reduced repair shop and/or parts availability, among other things. We have experienced some elevated frequency, and there is the potential for additional elevated frequency, in certain product lines, such as directors’ and officers’ liability insurance claims related to alleged mismanagement or other failures as well as increased securities class actions, and employment practices liability insurance claims related to furloughs and lay-offs of employees. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in distressed industries such as transportation and energy. In construction surety, there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor or increased costs for materials, each of which drives up their costs. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different. As discussed below under “Adverse Legislative and/or Regulatory Action” the potential also exists for elevated frequency and severity related to business interruption coverages in the event of legislative action to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued
retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage.

In addition, the anticipated and unknown risks related to COVID-19 cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways (for example, we may experience an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations which may be exacerbated in times of economic distress. For a further discussion, see “Part I—Item IA—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties” and “If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report.

•General and Administrative Expenses. We have incurred, and may continue to incur, general and administrative expenses due to increased estimated credit losses on premiums receivable and increased estimated credit losses related to contractholder receivables for amounts due on loss sensitive business.

•Investments. The disruption in the financial markets related to COVID-19 has contributed to net realized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, impairments in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits in many cases have been, and likely will continue to be, exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectibility and valuation of our municipal bond portfolio. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments. Further disruptions in global financial markets could also adversely impact our net investment income in future periods from our non-fixed income investment portfolio, including the private equity, hedge fund and real estate partnerships in which we are invested and could also result in net realized investment losses resulting from potential impairments in that portfolio. For further discussion of the risks related to our investment portfolio see “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

•Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item IA—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2019 Annual Report. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued
•Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates. In the first six months of 2020, our shareholders’ equity was adversely impacted as result of an increase in unrealized losses on foreign currency exchange translation attributable to COVID-19 and the associated strengthening of the U.S. dollar in comparison to other currencies. Further strengthening of the U.S. dollar could result in a further reduction of shareholders’ equity.

•Adverse Legislative and/or Regulatory Action. Federal, state and/or local government actions to address and contain the impact of COVID-19 have adversely affected us and may adversely affect us in the future. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders requiring insurers to issue premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

•Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. For a further discussion, see “Part I—Item IA—Risk Factors—If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted” in the Company’s 2019 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2020	April 30, 2020	—	$—	—	$1,361
May 1, 2020	May 31, 2020	368	$89.08	—	$1,361
June 1, 2020	June 30, 2020	—	$—	—	$1,361
Total		368	$89.08	—	$1,361

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. Given the continuing impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may continue to reduce or eliminate its share repurchase activity at least in the near term.

The Company did not acquire any common shares under the share repurchase authorization during the three months ended June 30, 2020. The Company acquired 368 shares for a total cost of approximately $33,000 during the three months ended June 30, 2020 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Additional Compensation Information—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 3, 2020 (Proxy Statement). From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's "named executive officers" (i.e. an executive officer included in the compensation disclosures in the Company's most recent Proxy Statement) has entered into a Rule 10b5-1 trading plan that remains in effect.

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

10.1†	Current Director Compensation Program, effective as of May 21, 2020.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2020 and 2019; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2020 and 2019; (iii) Consolidated Balance Sheet at June 30, 2020 and December 31, 2019; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2020 and 2019; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 23, 2020	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 23, 2020	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)