Form 10-Q
period 2020-09-30
TRAVELERS COMPANIES, INC.
filed 2020-10-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 16, 2020 was 253,308,761.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2020
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Premiums	$7,380	$7,179	$21,564	$21,022
Net investment income	671	622	1,550	1,852
Fee income	101	121	323	346
Net realized investment gains (losses)	37	23	(48)	101
Other revenues	86	68	195	197

Total revenues	8,275	8,013	23,584	23,518

Claims and expenses
Claims and claim adjustment expenses	4,886	5,230	14,782	14,493
Amortization of deferred acquisition costs	1,207	1,169	3,558	3,420
General and administrative expenses	1,109	1,098	3,367	3,280
Interest expense	87	84	256	261
Total claims and expenses	7,289	7,581	21,963	21,454

Income before income taxes	986	432	1,621	2,064
Income tax expense	159	36	234	315
Net income	$827	$396	$1,387	$1,749

Net income per share
Basic	$3.24	$1.52	$5.44	$6.65
Diluted	$3.23	$1.50	$5.41	$6.59

Weighted average number of common shares outstanding
Basic	253.3	259.2	253.5	261.1
Diluted	254.3	261.8	254.5	263.4

Cash dividends declared per common share	$0.85	$0.82	$2.52	$2.41

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$827	$396	$1,387	$1,749

Other comprehensive income
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	217	605	2,001	3,129
Having credit losses recognized in the consolidated statement of income	(7)	(3)	(10)	(2)
Net changes in benefit plan assets and obligations	20	14	64	40
Net changes in unrealized foreign currency translation	79	(75)	(137)	(20)
Other comprehensive income before income taxes	309	541	1,918	3,147
Income tax expense	53	122	420	663
Other comprehensive income, net of taxes	256	419	1,498	2,484
Comprehensive income	$1,083	$815	$2,885	$4,233

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $67,736 and $65,281; allowance for expected credit losses of $4 at September 30, 2020)	$72,574	$68,134
Equity securities, at fair value (cost $381 and $376)	410	425
Real estate investments	957	963
Short-term securities	6,329	4,943
Other investments	3,291	3,419
Total investments	83,561	77,884
Cash	583	494
Investment income accrued	554	618
Premiums receivable (net of allowance for expected credit losses of $96 at September 30, 2020)	8,225	7,909
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $140 at September 30, 2020)	8,317	8,235
Ceded unearned premiums	902	689
Deferred acquisition costs	2,406	2,273
Contractholder receivables (net of allowance for expected credit losses of $21 at September 30, 2020)	4,347	4,599
Goodwill	3,945	3,961
Other intangible assets	318	330
Other assets	3,226	3,130
Total assets	$116,384	$110,122

Liabilities
Claims and claim adjustment expense reserves	$54,418	$51,849
Unearned premium reserves	15,542	14,604
Contractholder payables	4,368	4,619
Payables for reinsurance premiums	555	363
Deferred taxes	448	137
Debt	7,050	6,558
Other liabilities	6,154	6,049
Total liabilities	88,535	84,179

Shareholders’ equity
Common stock (1,750.0 shares authorized; 253.3 and 255.5 shares issued and outstanding)	23,646	23,469
Retained earnings	37,679	36,977
Accumulated other comprehensive income	2,138	640
Treasury stock, at cost (525.9 and 522.1 shares)	(35,614)	(35,143)
Total shareholders’ equity	27,849	25,943
Total liabilities and shareholders’ equity	$116,384	$110,122

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Common stock
Balance, beginning of period	$23,606	$23,372	$23,469	$23,144
Employee share-based compensation	8	28	64	173
Compensation amortization under share-based plans and other changes	32	32	113	115
Balance, end of period	23,646	23,432	23,646	23,432

Retained earnings
Balance, beginning of period	37,069	36,135	36,977	35,204
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	(43)	—
Net income	827	396	1,387	1,749
Dividends	(218)	(215)	(646)	(636)
Other	1	1	4	—
Balance, end of period	37,679	36,317	37,679	36,317

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	1,882	206	640	(1,859)
Other comprehensive income	256	419	1,498	2,484
Balance, end of period	2,138	625	2,138	625

Treasury stock, at cost
Balance, beginning of period	(35,614)	(34,392)	(35,143)	(33,595)
Treasury stock acquired — share repurchase authorization	—	(375)	(425)	(1,125)
Net shares acquired related to employee share-based compensation plans	—	—	(46)	(47)
Balance, end of period	(35,614)	(34,767)	(35,614)	(34,767)

Total shareholders’ equity	$27,849	$25,607	$27,849	$25,607

Common shares outstanding
Balance, beginning of period	253.2	260.3	255.5	263.6
Treasury stock acquired — share repurchase authorization	—	(2.5)	(3.5)	(8.0)
Net shares issued under employee share-based compensation plans	0.1	0.3	1.3	2.5
Balance, end of period	253.3	258.1	253.3	258.1

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,387	$1,749
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	48	(101)
Depreciation and amortization	577	581
Deferred federal income tax benefit	(67)	(10)
Amortization of deferred acquisition costs	3,558	3,420
Equity in (income) loss from other investments	32	(196)
Premiums receivable	(324)	(611)
Reinsurance recoverables	(150)	212
Deferred acquisition costs	(3,694)	(3,619)
Claims and claim adjustment expense reserves	2,673	927
Unearned premium reserves	960	1,350
Other	(382)	91
Net cash provided by operating activities	4,618	3,793
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,241	4,895
Proceeds from sales of investments:
Fixed maturities	1,994	1,801
Equity securities	76	99
Other investments	184	346
Purchases of investments:
Fixed maturities	(9,951)	(8,234)
Equity securities	(80)	(62)
Real estate investments	(33)	(95)
Other investments	(321)	(369)
Net purchases of short-term securities	(1,387)	(617)
Securities transactions in course of settlement	522	432
Other	(222)	(243)
Net cash used in investing activities	(3,977)	(2,047)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(425)	(1,125)
Treasury stock acquired — net employee share-based compensation	(46)	(47)
Dividends paid to shareholders	(643)	(633)
Payment of debt	—	(500)
Issuance of debt	490	492
Issuance of common stock — employee share options	72	206
Net cash used in financing activities	(552)	(1,607)
Effect of exchange rate changes on cash	—	(4)
Net increase in cash	89	135
Cash at beginning of year	494	373
Cash at end of period	$583	$508
Supplemental disclosure of cash flow information
Income taxes paid	$413	$367
Interest paid	$226	$231

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

Uncollectible available-for-sale debt securities are written-off when the Company determines that no additional payments of principal or interest will be received.

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

The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2020
Premiums	$3,841	$723	$2,816	$7,380
Net investment income	498	58	115	671
Fee income	95	—	6	101
Other revenues	58	7	21	86
Total segment revenues (1)	$4,492	$788	$2,958	$8,238
Segment income (1)	$365	$115	$392	$872

2019
Premiums	$3,882	$653	$2,644	$7,179
Net investment income	457	59	106	622
Fee income	114	—	7	121
Other revenues	39	7	22	68
Total segment revenues (1)	$4,492	$719	$2,779	$7,990
Segment income (1)	$179	$139	$131	$449
_________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2020
Premiums	$11,440	$2,083	$8,041	$21,564
Net investment income	1,131	155	264	1,550
Fee income	305	—	18	323
Other revenues	125	17	53	195
Total segment revenues (1)	$13,001	$2,255	$8,376	$23,632
Segment income (1)	$596	$309	$738	$1,643

2019
Premiums	$11,407	$1,891	$7,724	$21,022
Net investment income	1,365	173	314	1,852
Fee income	329	—	17	346
Other revenues	112	19	65	196
Total segment revenues (1)	$13,213	$2,083	$8,120	$23,416
Segment income (1)	$944	$451	$497	$1,892
_________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$851	$969	$2,568	$2,891
Commercial automobile	698	672	2,058	1,947
Commercial property	522	496	1,544	1,429
General liability	605	594	1,786	1,746
Commercial multi-peril	891	872	2,660	2,568
Other	15	12	38	29
Total Domestic	3,582	3,615	10,654	10,610
International	259	267	786	797
Total Business Insurance	3,841	3,882	11,440	11,407
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	277	265	805	769
General liability	310	276	893	799
Other	60	54	178	159
Total Domestic	647	595	1,876	1,727
International	76	58	207	164
Total Bond & Specialty Insurance	723	653	2,083	1,891
Personal Insurance:
Domestic:
Automobile	1,391	1,344	3,896	3,962
Homeowners and Other	1,262	1,119	3,659	3,236
Total Domestic	2,653	2,463	7,555	7,198
International	163	181	486	526
Total Personal Insurance	2,816	2,644	8,041	7,724
Total earned premiums	7,380	7,179	21,564	21,022
Net investment income	671	622	1,550	1,852
Fee income	101	121	323	346
Other revenues	86	68	195	196
Total segment revenues	8,238	7,990	23,632	23,416
Other revenues	—	—	—	1
Net realized investment gains (losses)	37	23	(48)	101
Total revenues	$8,275	$8,013	$23,584	$23,518
Income reconciliation, net of tax
Total segment income	$872	$449	$1,643	$1,892
Interest Expense and Other (1)	(74)	(71)	(219)	(222)
Core income	798	378	1,424	1,670
Net realized investment gains (losses)	29	18	(37)	79
Net income	$827	$396	$1,387	$1,749
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $69 million and $66 million for the three months ended September 30, 2020 and 2019, respectively, and $202 million and $206 million for the nine months ended September 30, 2020 and 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2020	December 31, 2019
Asset reconciliation
Business Insurance	$88,040	$83,896
Bond & Specialty Insurance	9,483	8,599
Personal Insurance	18,230	17,015
Total assets by reportable segment	115,753	109,510
Other assets (1)	631	612
Total consolidated assets	$116,384	$110,122
 _________________________________________________________
(1)The primary components of other assets at both September 30, 2020 and December 31, 2019 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at September 30, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,083	$—	$43	$—	$2,126
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,019	—	1,267	8	18,278
Revenue	11,871	—	829	6	12,694
State general obligation	1,160	—	91	—	1,251
Pre-refunded	2,458	—	160	—	2,618
Total obligations of states, municipalities and political subdivisions	32,508	—	2,347	14	34,841
Debt securities issued by foreign governments	952	—	27	—	979
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,572	—	158	—	2,730
All other corporate bonds	29,599	4	2,314	35	31,874
Redeemable preferred stock	22	—	2	—	24
Total	$67,736	$4	$4,891	$49	$72,574

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$19	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,490	829	4	16,315
Revenue	9,731	586	2	10,315
State general obligation	1,167	64	—	1,231
Pre-refunded	1,968	88	—	2,056
Total obligations of states, municipalities and political subdivisions	28,356	1,567	6	29,917
Debt securities issued by foreign governments	1,167	8	2	1,173
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	91	3	3,280
All other corporate bonds	30,442	1,195	18	31,619
Redeemable preferred stock	48	2	—	50
Total	$65,281	$2,882	$29	$68,134

Pre-refunded bonds of $2.62 billion and $2.06 billion at September 30, 2020 and December 31, 2019, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.99 billion and $1.80 billion during the nine months ended September 30, 2020 and 2019, respectively. Gross gains of $52 million and $51 million and gross losses of $3 million and $6 million were realized on those sales during the nine months ended September 30, 2020 and 2019, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at September 30, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$346	$44	$22	$368
Non-redeemable preferred stock	35	8	1	42
Total	$381	$52	$23	$410

				Fair
(at December 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$341	$45	$3	$383
Non-redeemable preferred stock	35	7	—	42
Total	$376	$52	$3	$425

For the nine months ended September 30, 2020 and 2019, the Company recognized $(14) million and $49 million of net gains (losses) on equity securities still held as of September 30, 2020 and 2019, respectively. Net realized investment losses on equity securities still held for the first nine months of 2020 were driven by the impact of changes in fair value attributable to the volatility in global financial markets associated with the global pandemic beginning in March 2020 related to the novel coronavirus COVID-19.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.  The Company also relies upon estimates of several credit and non-credit factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements to determine whether credit impairment exists.

	Less than 12 months		12 months or longer		Total
(at September 30, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$169	$—	$—	$—	$169	$—
Obligations of states, municipalities and political subdivisions	1,751	14	—	—	1,751	14
Debt securities issued by foreign governments	14	—	—	—	14	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	11	—	1	—	12	—
All other corporate bonds	1,095	28	120	7	1,215	35
Total	$3,040	$42	$121	$7	$3,161	$49

	Less than 12 months		12 months or longer		Total
(at December 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5	$—	$193	$—	$198	$—
Obligations of states, municipalities and political subdivisions	668	6	12	—	680	6
Debt securities issued by foreign governments	257	1	147	1	404	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	399	2	131	1	530	3
All other corporate bonds	1,571	10	662	8	2,233	18
Total	$2,900	$19	$1,145	$10	$4,045	$29

At September 30, 2020, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale:

	Fixed Maturities
(for the three months ended September 30, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, July 1, 2020	$—	$8	$8
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(3)	(3)
Reductions due to sales/defaults of credit-impaired securities	—	(2)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, September 30, 2020	$—	$4	$4

	Fixed Maturities
(for the nine months ended September 30, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, January 1, 2020	$—	$—	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	—	9	9
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(3)	(3)
Reductions due to sales/defaults of credit-impaired securities	—	(2)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, September 30, 2020	$—	$4	$4
 _________________________________________________________
(1)Credit impairment charges recognized in net realized investment gains (losses) for the nine months ended September 30, 2020 included $14 million of credit losses on fixed maturity securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

Total net credit impairment charges (recoveries) included in net realized investment gains (losses) in the consolidated statement of income were $(4) million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and $58 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, net realized investment gains (losses) in the first nine months of 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments. Credit losses related to the fixed maturity portfolio for the three months and nine months ended September 30, 2020 and 2019 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both September 30, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

Other Investments

Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets, including the impact of COVID-19 during 2020, on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2020 and December 31, 2019.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and also estimates the fair value of these bonds using another internal pricing matrix that includes some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used this internal pricing matrix was $89 million and $73 million at September 30, 2020 and December 31, 2019, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $3 million and $28 million at September 30, 2020 and December 31, 2019, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at September 30, 2020 and December 31, 2019 was $7 million and $8 million, respectively, and was determined using an internal model and is based on

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at September 30, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,126	$2,126	$—	$—
Obligations of states, municipalities and political subdivisions	34,841	—	34,830	11
Debt securities issued by foreign governments	979	—	979	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,730	—	2,730	—
All other corporate bonds	31,874	6	31,787	81
Redeemable preferred stock	24	—	24	—
Total fixed maturities	72,574	2,132	70,350	92
Equity securities
Public common stock	368	368	—	—
Non-redeemable preferred stock	42	21	21	—
Total equity securities	410	389	21	—
Other investments	48	14	—	34
Total	$73,032	$2,535	$70,371	$126

Other liabilities	$7	$—	$—	$7

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	29,917	—	29,905	12
Debt securities issued by foreign governments	1,173	—	1,173	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	—	3,280	—
All other corporate bonds	31,619	—	31,530	89
Redeemable preferred stock	50	—	50	—
Total fixed maturities	68,134	2,095	65,938	101
Equity securities
Public common stock	383	383	—	—
Non-redeemable preferred stock	42	13	29	—
Total equity securities	425	396	29	—
Other investments	36	16	—	20
Total	$68,595	$2,507	$65,967	$121

Other liabilities	$8	$—	$—	$8

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$6,329	$6,329	$977	$5,307	$45
Financial liabilities
Debt	$6,950	$9,083	$—	$9,083	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,943	$4,943	$685	$4,204	$54
Financial liabilities
Debt	$6,458	$8,049	$—	$8,049	$—
Commercial paper	$100	$100	$—	$100	$—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2020 or year ended December 31, 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the three months and nine months ended September 30, 2020.

	At and For the Three Months Ended September 30, 2020		At and For the Nine Months Ended September 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,459	$94	$7,909	$49

Current period change for expected credit losses		17		84
Write-offs of uncollectible premiums receivable		15		37

Balance, end of period	$8,225	$96	$8,225	$96

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2020 and January 1, 2020, and the changes in the allowance for estimated uncollectible reinsurance for the three months and nine months ended September 30, 2020.

	At and For the Three Months Ended September 30, 2020		At and For the Nine Months Ended September 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,093	$156	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		(16)		(5)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,317	$140	$8,317	$140

Of the total reinsurance recoverables at September 30, 2020, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.82 billion, or 88%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 93% were rated A- or better. The remaining 12% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 5% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at September 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the three months and nine months ended September 30, 2020.

	At and For the Three Months Ended September 30, 2020		At and For the Nine Months Ended September 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,314	$22	$4,599	$20

Current period change for expected credit losses		—		2
Write-offs of uncollectible contractholder receivables		1		1
Balance, end of period	$4,347	$21	$4,347	$21

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	September 30, 2020	December 31, 2019
Business Insurance	$2,589	$2,601
Bond & Specialty Insurance	550	550
Personal Insurance	780	784
Other	26	26
Total	$3,945	$3,961

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$98	$28	$70
Contract-based (1)	204	182	22
Total subject to amortization	302	210	92
Not subject to amortization	226	—	226
Total	$528	$210	$318

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$21	$78
Contract-based (1)	205	179	26
Total subject to amortization	304	200	104
Not subject to amortization	226	—	226
Total	$530	$200	$330
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

Amortization expense of intangible assets was $4 million for each of the three months ended September 30, 2020 and 2019, and $11 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $4 million for the remainder of 2020, $14 million in 2021, $13 million in 2022, $12 million in 2023 and $12 million in 2024. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $1 million for the remainder of 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $2 million in 2024.

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2020	December 31, 2019
Property-casualty	$54,406	$51,836
Accident and health	12	13
Total	$54,418	$51,849

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2020	2019
Claims and claim adjustment expense reserves at beginning of year	$51,836	$50,653
Less reinsurance recoverables on unpaid losses	8,035	8,182
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	53	—
Net reserves at beginning of year	43,854	42,471

Estimated claims and claim adjustment expenses for claims arising in the current year	14,809	14,193
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(108)	214
Total increases	14,701	14,407

Claims and claim adjustment expense payments for claims arising in:
Current year	4,960	5,174
Prior years	7,246	8,034
Total payments	12,206	13,208
Unrealized foreign exchange (gain) loss	(62)	12
Net reserves at end of period	46,287	43,682
Plus reinsurance recoverables on unpaid losses	8,119	7,916
Claims and claim adjustment expense reserves at end of period	$54,406	$51,598

Gross claims and claim adjustment expense reserves at September 30, 2020 increased by $2.57 billion from December 31, 2019, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2020, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at September 30, 2020 increased by $84 million from December 31, 2019, primarily reflecting the impacts of catastrophe losses in the first nine months of 2020 and the asbestos reserve increase in the third quarter of 2020, partially offset by cash collections in the first nine months of 2020 and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

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

PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with the terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants have received, and/or will receive, recoveries related to the 2017 and 2018 California wildfires. In the third quarter of 2020, the Company recognized a subrogation benefit related to these claims of $403 million (the Company's estimate of its total recoveries from the trust prior to its expiration in 2025, pre-tax and net of expenses and amounts that inure to the benefit of the Company's reinsurers) and received payments from the trust of $366 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2020 and 2019, estimated claims and claim adjustment expenses incurred included $108 million and $(214) million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $171 million and $(120) million, respectively, of net favorable (unfavorable) prior year reserve development, and $36 million and $37 million, respectively, of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2020 totaled $220 million, primarily driven by:

•Asbestos reserves - an increase of $295 million, primarily in the segment's domestic general liability product line;

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages primarily due to an increase to the reserves in the Company's run-off operations related to a single insured arising out of policies issued more than 20 years ago; and

•Commercial multi-peril (excluding PG&E subrogation recoveries and asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for recent accident years.

Partially offset by:

•PG&E subrogation recoveries - $81 million of recoveries described above; and

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years.

Net unfavorable prior year reserve development in the third quarter of 2019 totaled $316 million, primarily driven by:

•Asbestos reserves - an increase of $220 million, primarily in the segment's domestic general liability product line;

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

Net unfavorable prior year reserve development in the first nine months of 2020 totaled $215 million, primarily driven by:

•Asbestos reserves - the increase of $295 million, primarily in the segment's domestic general liability product line;

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for recent accident years;

•Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years; and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued

•Commercial multi-peril (excluding PG&E subrogation recoveries and asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for recent accident years.
Partially offset by:

•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years;

•Commercial property (excluding PG&E subrogation recoveries) - better than expected loss experience in the segment's domestic operations for multiple accident years; and

•PG&E subrogation recoveries - $81 million of recoveries described above.

Net unfavorable prior year reserve development in the first nine months of 2019 totaled $266 million, primarily driven by:

•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for multiple accident years, including the impact of the enactment of legislation by a number of states, which extended the statute of limitations for childhood sexual molestation claims;

•Asbestos reserves - the increase of $220 million, primarily in the segment's domestic general liability product line;

•Commercial automobile - higher than expected loss experience in the segment's domestic operations for recent accident years;

•Environmental reserves - an increase of $68 million, primarily in the segment's domestic general liability product line; and

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

Bond & Specialty Insurance.  There was no net prior year reserve development in the third quarter of 2020. Net unfavorable prior year reserve development in the first nine months of 2020 totaled $33 million, primarily driven by higher than expected loss experience in the segment's domestic operations in the general liability product line for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2019 totaled $3 million and $45 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in the general liability product line for multiple accident years.
Personal Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2020 totaled $362 million and $419 million, respectively, primarily driven by $322 million of PG&E subrogation recoveries described above and better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2019 totaled $19 million and $101 million, respectively. Net favorable prior year reserve development in the first nine months of 2019 was primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and nine months ended September 30, 2020.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, June 30, 2020	$3,459	$187	$(811)	$(953)	$1,882

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	189	(5)	—	74	258
Amounts reclassified from AOCI, net of tax	(18)	—	16	—	(2)
Net OCI, current period	171	(5)	16	74	256
Balance, September 30, 2020	$3,630	$182	$(795)	$(879)	$2,138

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2019	$2,057	$189	$(846)	$(760)	$640

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,597	(7)	1	(119)	1,472
Amounts reclassified from AOCI, net of tax	(24)	—	50	—	26
Net OCI, current period	1,573	(7)	51	(119)	1,498
Balance, September 30, 2020	$3,630	$182	$(795)	$(879)	$2,138

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income and the related income tax expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$217	$605	$2,001	$3,129
Income tax expense	46	127	428	661
Net of taxes	171	478	1,573	2,468

Having credit losses recognized in the consolidated statement of income	(7)	(3)	(10)	(2)
Income tax benefit	(2)	(1)	(3)	(1)
Net of taxes	(5)	(2)	(7)	(1)

Net changes in benefit plan assets and obligations	20	14	64	40
Income tax expense	4	3	13	8
Net of taxes	16	11	51	32

Net changes in unrealized foreign currency translation	79	(75)	(137)	(20)
Income tax expense (benefit)	5	(7)	(18)	(5)
Net of taxes	74	(68)	(119)	(15)

Total other comprehensive income	309	541	1,918	3,147
Total income tax expense	53	122	420	663
Total other comprehensive income, net of taxes	$256	$419	$1,498	$2,484

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(23)	$(14)	$(31)	$(43)
Income tax expense (2)	(5)	(3)	(7)	(9)
Net of taxes	(18)	(11)	(24)	(34)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	8	4	26	15
General and administrative expenses (3)	12	8	37	23
Total	20	12	63	38
Income tax benefit (2)	4	3	13	8
Net of taxes	16	9	50	30

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	(3)	(2)	32	(5)
Total income tax (expense) benefit	(1)	—	6	(1)
Total reclassifications, net of taxes	$(2)	$(2)	$26	$(4)
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     COMMON SHARE REPURCHASES

During the three months ended September 30, 2020, the Company did not repurchase any common shares under its share repurchase authorization. For the nine months ended September 30, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization, for a total cost of $425 million, all of which were repurchased during the three months ended March 31, 2020.  The average cost per share repurchased was $123.09.  In addition, the Company acquired 1,368 shares and 0.3 million shares for a total cost of approximately $159,000 and $46 million during the three months and nine months ended September 30, 2020, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At September 30, 2020, the Company had $1.36 billion of capacity remaining under its share repurchase authorization.

11.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019

Basic and Diluted
Net income, as reported	$827	$396	$1,387	$1,749
Participating share-based awards — allocated income	(6)	(3)	(9)	(12)
Net income available to common shareholders — basic and diluted	$821	$393	$1,378	$1,737

Common Shares
Basic
Weighted average shares outstanding	253.3	259.2	253.5	261.1

Diluted
Weighted average shares outstanding	253.3	259.2	253.5	261.1
Weighted average effects of dilutive securities — stock options and performance shares	1.0	2.6	1.0	2.3
Total	254.3	261.8	254.5	263.4

Net Income per Common Share
Basic	$3.24	$1.52	$5.44	$6.65
Diluted	$3.23	$1.50	$5.41	$6.59

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2020:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,474,888	$114.76	5.5 years	$36
Exercisable at end of period	5,210,232	$107.04	4.2 years	$36
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $33 million and $32 million for the three months ended September 30, 2020 and 2019, respectively, and $113 million and $112 million for the nine months ended September 30, 2020 and 2019, respectively. The related tax benefits recognized in the consolidated statement of income were $6 million for each of the three months ended September 30, 2020 and 2019, and $20 million for each of the nine months ended September 30, 2020 and 2019.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2020 was $165 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2020	2019	2020	2019

Net Periodic Benefit Cost:
Service cost	$34	$30	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$29	$35	$1	$2
Expected return on plan assets	(69)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(1)	(1)
Net actuarial (gain) loss	23	14	(1)	—
Total non-service cost (benefit)	(18)	(20)	(1)	1
Net periodic benefit cost (benefit)	$16	$10	$(1)	$1

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2020	2019	2020	2019
Service Cost:
Claims and claim adjustment expenses	$14	$13	$—	$—
General and administrative expenses	20	17	—	—
Total service cost	34	30	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(8)	(9)	(1)	—
General and administrative expenses	(10)	(11)	—	1
Total non-service cost (benefit)	(18)	(20)	(1)	1
Net periodic benefit cost (benefit)	$16	$10	$(1)	$1

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$100	$89	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	86	105	3	6
Expected return on plan assets	(206)	(206)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(3)	(3)
Net actuarial (gain) loss	69	42	(2)	—
Total non-service cost (benefit)	(52)	(60)	(2)	3
Net periodic benefit cost (benefit)	$48	$29	$(2)	$3

The following table indicates the line items in which the respective service cost and non-service benefit cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2020 and 2019.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2020	2019	2020	2019
Service Cost:
Claims and claim adjustment expenses	$42	$37	$—	$—
General and administrative expenses	58	52	—	—
Total service cost	100	89	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(22)	(25)	(1)	1
General and administrative expenses	(30)	(35)	(1)	2
Total non-service cost (benefit)	(52)	(60)	(2)	3
Net periodic benefit cost (benefit)	$48	$29	$(2)	$3

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Lease cost
Operating leases	$23	$23	$71	$68
Short-term leases (1)	1	2	2	9
Lease expense	24	25	73	77
Less: sublease income (2)	—	—	—	—
Net lease cost	$24	$25	$73	$77

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$27	$27	$82	$77
Right-of-use assets obtained in exchange for new lease liabilities	$8	$14	$26	$50
Weighted average discount rate	2.86%	3.04%	2.86%	3.04%
Weighted average remaining lease term	4.9 years	5.2 years	4.9 years	5.2 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.                LEASES, Continued
The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

Remainder of 2020	$27
2021	100
2022	76
2023	56
2024	40
Thereafter	63
Total undiscounted lease payments	362
Less: present value adjustment	25
Operating lease liability	$337

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.65 billion and $1.66 billion at September 30, 2020 and December 31, 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
15.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at September 30, 2020.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2020, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2020 Third Quarter Consolidated Results of Operations

•Net income of $827 million, or $3.24 per share basic and $3.23 per share diluted
•Net earned premiums of $7.38 billion
•Catastrophe losses of $397 million ($314 million after-tax)
•Net favorable prior year reserve development of $142 million ($113 million after-tax)
•Combined ratio of 94.9%
•Net investment income of $671 million ($566 million after-tax)
•Net realized investment gains of $37 million ($29 million after-tax)
•Operating cash flows of $2.33 billion

2020 Third Quarter Consolidated Financial Condition

•Total investments of $83.56 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $116.38 billion
•Total debt of $7.05 billion, resulting in a debt-to-total capital ratio of 20.2% (22.7% excluding net unrealized investment gains, net of tax)
•Paid $217 million of dividends to shareholders
•Shareholders’ equity of $27.85 billion
•Net unrealized investment gains of $4.84 billion ($3.81 billion after-tax)
•Book value per common share of $109.94
•Holding company liquidity of $2.28 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2020	2019	2020	2019

Revenues
Premiums	$7,380	$7,179	$21,564	$21,022
Net investment income	671	622	1,550	1,852
Fee income	101	121	323	346
Net realized investment gains (losses)	37	23	(48)	101
Other revenues	86	68	195	197
Total revenues	8,275	8,013	23,584	23,518

Claims and expenses
Claims and claim adjustment expenses	4,886	5,230	14,782	14,493
Amortization of deferred acquisition costs	1,207	1,169	3,558	3,420
General and administrative expenses	1,109	1,098	3,367	3,280
Interest expense	87	84	256	261
Total claims and expenses	7,289	7,581	21,963	21,454
Income before income taxes	986	432	1,621	2,064
Income tax expense	159	36	234	315
Net income	$827	$396	$1,387	$1,749

Net income per share
Basic	$3.24	$1.52	$5.44	$6.65
Diluted	$3.23	$1.50	$5.41	$6.59

Combined ratio
Loss and loss adjustment expense ratio	65.6%	72.0%	67.8%	68.1%
Underwriting expense ratio	29.3	29.5	30.1	29.8
Combined ratio	94.9%	101.5%	97.9%	97.9%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $3.23 in the third quarter of 2020 increased by 115% over diluted net income per share of $1.50 in the same period of 2019.  Net income of $827 million in the third quarter of 2020 increased by 109% over net income of $396 million in the same period of 2019.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) net favorable prior year reserve development, compared with net unfavorable prior year reserve development in the same period of 2019, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (iii) higher net investment income and (iv) higher net realized investment gains, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in the third quarter of 2020 was $142 million. Net unfavorable prior year reserve development in the third quarter of 2019 was $294 million. Catastrophe losses in the third quarters of 2020 and 2019 were $397 million and $241 million, respectively. The higher underlying underwriting margins in the third quarter of 2020 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the third quarter of 2020 was higher than in the same period of 2019, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $5.41 in the first nine months of 2020 decreased by 18% from diluted net income per share of $6.59 in the same period of 2019.  Net income of $1.39 billion in the first nine months of 2020 decreased by 21% from net income of $1.75 billion in the same period of 2019.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower net investment income and (iii) net realized investment losses compared to net realized investment gains in the same period of 2019, partially offset by (iv) higher underlying underwriting margins and (v) net favorable prior year reserve development, compared to net unfavorable prior year reserve development in the same period of 2019. Catastrophe losses in the first nine months of 2020 and 2019 were $1.58 billion and $801 million, respectively. Net favorable prior year reserve development in the first nine months of 2020 was $171 million. Net unfavorable prior year reserve development in the first nine months of 2019 was $120 million. The higher underlying underwriting margins in the first nine months of 2020 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the first nine months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

Impact of COVID-19 and Related Economic Conditions

Beginning in March 2020 and continuing through the third quarter of 2020, the global pandemic caused by the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions impacted the Company's results of operations. For the third quarter and first nine months of 2020, the Company's underwriting margins were impacted as follows:

•Earned premiums were negatively impacted by premium refunds in Personal Insurance provided to personal automobile customers, primarily in the second quarter of 2020. In Business Insurance, earned premiums were negatively impacted by a modest reduction in exposures and reduced levels of new business. Additionally, Business Insurance earned premiums were negatively impacted by reductions in the Company's estimate of ultimate audit premiums receivable, primarily in the second quarter of 2020. Earned premiums in Bond & Specialty Insurance were not materially impacted by COVID-19 and related economic conditions.

•Claims and claim adjustment expenses in Business Insurance included modestly lower loss estimates in certain product lines, primarily commercial automobile, partially offset by modestly higher loss estimates in certain other product lines, primarily workers' compensation and commercial property. Claims and claim adjustment expenses in Bond & Specialty Insurance were negatively impacted by higher loss estimates for management liability coverages. Claims and claim adjustment expenses in Personal Insurance were favorably impacted by lower loss estimates in the automobile product line, largely due to the impact of a decrease in miles driven.

•General and administrative expenses were modestly impacted by an increased allowance for expected credit losses on premiums receivable in all segments and higher contingent commission expense in Personal Insurance, partially offset by lower travel-related expenses in all business segments.

In addition to the foregoing impacts on its underwriting margins, for the third quarter and first nine months of 2020, the Company also experienced the following impacts of COVID-19 and related economic conditions:

•Other income was negatively impacted by declines in installment premium charges attributable to the impact of billing relief actions offered to customers.

•Net investment income from the Company's other investments of $173 million and $27 million for the third quarter and first nine months of 2020, respectively, was impacted by continued volatility in global financial markets. Other investments include private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

•Net realized gains (losses) included net realized investment gains (losses) on equity securities still held of $19 million and $(14) million for the third quarter and first nine months of 2020, respectively, driven by the impact of changes in fair value on the Company's equity investments attributable to the volatility in global financial markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see "Outlook" and "Part II—Item 1A—Risk Factors."

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and nine months ended September 30, 2020 and 2019, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2020 were $7.38 billion, $201 million or 3% higher than in the same period of 2019.  Earned premiums in the first nine months of 2020 were $21.56 billion, $542 million or 3% higher than in the same period of 2019. In Business Insurance, earned premiums in the third quarter of 2020 decreased by 1% from the same period of 2019. Earned premiums in the first nine months of 2020 were comparable with the same period of 2019. Earned premiums in Business Insurance in both periods of 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, as well as reductions in the Company's estimate of ultimate audit premiums receivable, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2020 increased by 11% and 10%, respectively, over the same periods of 2019. Earned premiums in Bond & Specialty Insurance in both periods of 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in the third quarter and first nine months of 2020 increased by 7% and 4%, respectively, over the same periods of 2019.  Earned premiums in Personal Insurance in the first nine months of 2020 were reduced by premium refunds provided to personal automobile customers, primarily in the second quarter of 2020, in response to COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Average investments (1)	$78,722	$74,910	$77,304	$74,475
Pre-tax net investment income	671	622	1,550	1,852
After-tax net investment income	566	528	1,336	1,572
Average pre-tax yield (2)	3.4%	3.3%	2.7%	3.3%
Average after-tax yield (2)	2.9%	2.8%	2.3%	2.8%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2020 was $671 million, $49 million or 8% higher than in the same period of 2019.  Net investment income in the first nine months of 2020 was $1.55 billion, $302 million or 16% lower than in the same period of 2019. Net investment income from fixed maturity investments in the third quarter and first nine months of 2020 was $502 million and $1.51 billion, respectively, $18 million and $34 million lower, respectively, than in the same periods of 2019. The decreases primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2020 was $6 million and $41 million, respectively, a decline of $20 million and $40 million, respectively, as compared to the same periods of 2019. The decreases in both periods of 2020 primarily resulted from lower short-term interest rates. The Company's remaining investment portfolios had net investment income of $173 million and $27 million in the third quarter and first nine months of 2020, respectively, compared with income of $85 million and $256 million, respectively, in the same periods of 2019. The decline in net investment income from these portfolios in the first nine months of 2020 compared with the same period of 2019 primarily reflected the impact of the disruption in global financial markets associated with COVID-19. Included

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets, including the impact of COVID-19 during 2020, on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
Fee income in the third quarter and first nine months of 2020 was $101 million and $323 million, respectively, $20 million and $23 million lower, respectively, than in the same periods of 2019. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Credit impairment gains (losses):
Fixed maturities	$4	$—	$(18)	$(2)
Other investments	—	—	(40)	—
Net realized investment gains (losses) on equity securities still held	19	4	(14)	49
Other net realized investment gains, including from sales	14	19	24	54
Total	$37	$23	$(48)	$101

Net realized investment gains (losses) on equity securities still held of $19 million and $(14) million in the third quarter and first nine months of 2020, respectively, were driven by the impact of changes in fair value attributable to the volatility in global financial markets.

In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.

Other Revenues
Other revenues in the third quarters and first nine months of 2020 and 2019 included installment premium charges and revenues from Simply Business.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2020 were $4.89 billion, $344 million or 7% lower than in the same period of 2019, primarily reflecting (i) net favorable prior year reserve development compared with net unfavorable prior year reserve development in the same period of 2019 and (ii) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions, partially offset by (iii) loss cost trends, (iv) higher catastrophe losses, (v) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions, (vi) higher non-catastrophe weather-related losses, including losses from wildfires, in the homeowners and other product line in Personal Insurance, and (vii) higher business volumes. Catastrophe losses in the third quarter of 2020 primarily resulted from the derecho windstorm in the midwestern region of the United States, the Glass wildfire in California, Tropical Storm Isaias, Hurricane Laura and additional wildfires in the western United States. Catastrophe losses and non-catastrophe weather-related losses, including losses from wildfires, in the third quarter of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, as described in more detail in the "Catastrophe Reinsurance" section herein. Catastrophe losses in the third quarter of 2019 primarily resulted from wind and hail storms in several regions of the United States and Hurricane Dorian.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first nine months of 2020 were $14.78 billion, $289 million or 2% higher than in the same period of 2019, primarily reflecting (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions, and (iv) higher business volumes, partially offset by (v) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions, (vi) net favorable prior year reserve development as compared with net unfavorable prior year reserve development in the same period of 2019 and (vii) lower non-catastrophe weather-related losses in Personal Insurance. Catastrophe losses in the first nine months of 2020 included the third quarter events described above, as well as tornado activity in Tennessee and other wind storms and winter storms in several regions of the United States in the first quarter of 2020, and severe storms in several regions of the United States and civil unrest in the second quarter of 2020. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, as described in more detail in the "Catastrophe Reinsurance" section herein. Catastrophe losses in the first nine months of 2019 included the third quarter events described above, as well as and winter storms and wind storms in several regions of the United States in the first half of 2019.

Net favorable prior year reserve development in the third quarter and first nine months of 2020 included subrogation recoveries related to wildfires in California in 2017 and 2018, which are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements. Factors contributing to net prior year reserve development during the third quarters and first nine months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2020 and 2019, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2020 and 2019 for significant catastrophes that occurred in 2019 and 2018, and the estimate of ultimate losses for those catastrophes at September 30, 2020 and December 31, 2019. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2020 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2019 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2020	2019	2020	2019	September 30, 2020	December 31, 2019
			'
2018
PCS Serial Number:
15 — Winter storm	1	(1)	2	(5)	142	140
17 — Severe wind and hail storms	1	(1)	—	(4)	105	105
33 — Severe wind and hail storms	1	—	1	(2)	120	119
52 — Hurricane Florence	—	(5)	(3)	(15)	85	88
57 — Hurricane Michael	(2)	(3)	(12)	3	148	160
59 — California wildfire - Camp fire (2)	(191)	4	(195)	2	141	336
60 — California wildfire - Woolsey fire	(3)	—	(3)	9	126	129

2019
PCS Serial Number:
33 — Severe wind storms	1	47	8	232	258	250
61 — Severe wind storms and tornadoes	1	n/a	12	n/a	121	109

2020
PCS Serial Number:
16 — Tennessee tornado activity	(14)	n/a	157	n/a	157	n/a
19 — Severe storms	12	n/a	133	n/a	133	n/a
20 — Severe storms	(10)	n/a	179	n/a	179	n/a
33 — Civil unrest	16	n/a	107	n/a	107	n/a
44 — Tropical Storm Isaias	147	n/a	147	n/a	147	n/a
46 — Midwest derecho	206	n/a	206	n/a	206	n/a
68 — California wildfire - Glass fire (3)	132	n/a	132	n/a	132	n/a
_________________________________________________________

(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Underlying Property Aggregate Catastrophe Excess-of-Loss Treaty, the terms of which are described in "Part I—Item 1—Business" in the Company's 2019 Annual Report. That treaty covers the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2020 through and including December 31, 2020. As a result, the benefit from that treaty is not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

(2) Favorable prior year reserve development in the third quarter and first nine months of 2020 included the benefit of PG&E subrogation recoveries applicable to this event, which are discussed in more detail in note 7 of notes to the consolidated unaudited financial statements.

(3) In addition to the Glass fire, there were 14 other PCS-designated wildfires during the third quarter. While none of the 14 wildfires were individually large enough to meet the Company's threshold for disclosure as a significant catastrophe in this table, total losses from those wildfires were $158 million, of which two wildfires totaling $81 million met the Company's threshold for disclosure as catastrophes.

n/a: not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2020 was $1.21 billion, $38 million or 3% higher than in the same period of 2019.  Amortization of deferred acquisition costs in the first nine months of 2020 was $3.56 billion, $138 million or 4% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2020 were $1.11 billion, $11 million or 1% higher than in the same period of 2019. General and administrative expenses in the first nine months of 2020 were $3.37 billion, $87 million or 3% higher than in the same period of 2019. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the third quarter and first nine months of 2020 was $87 million and $256 million, respectively, compared with $84 million and $261 million, respectively, in the same periods of 2019.

Income Tax Expense
Income tax expense in the third quarter of 2020 was $159 million, $123 million or 342% higher than in the same period of 2019, primarily reflecting the $554 million increase in income before income taxes in the third quarter of 2020. Income tax expense in the first nine months of 2020 was $234 million, $81 million or 26% lower than in the same period of 2019, primarily reflecting the impact of the $443 million decrease in income before income taxes in the first nine months of 2020.

The Company’s effective tax rate was 16% and 8% in the third quarters of 2020 and 2019, respectively.  The Company's effective tax rate was 14% and 15% in the first nine months of 2020 and 2019, respectively. The effective tax rates were lower than the statutory rate of 21% in both periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 94.9% in the third quarter of 2020 was 6.6 points lower than the combined ratio of 101.5% in the same period of 2019.  The loss and loss adjustment expense ratio of 65.6% in the third quarter of 2020 was 6.4 points lower than the loss and loss adjustment expense ratio of 72.0% in the same period of 2019.  The underwriting expense ratio of 29.3% for the third quarter of 2020 was 0.2 points lower than the underwriting expense ratio of 29.5% in the same period of 2019.

Catastrophe losses in the third quarters of 2020 and 2019 accounted for 5.3 points and 3.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarter of 2020 provided 1.9 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2019 accounted for 4.1 points of the combined ratio.  The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2020 was 2.6 points lower than the 2019 ratio on the same basis, primarily reflecting (i) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions and (ii) earned pricing that exceeded loss cost trends in Business Insurance, partially offset by (iii) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions, and (iv) higher non-catastrophe weather-related losses, including losses from wildfires, in the homeowners and other product line in Personal Insurance.

The combined ratio of 97.9% in the first nine months of 2020 was level with the combined ratio in the same period of 2019. The loss and loss adjustment expense ratio of 67.8% for the first nine months of 2020 was 0.3 points lower than the loss and loss adjustment expense ratio of 68.1% in the same period of 2019.  The underwriting expense ratio of 30.1% for the first nine months of 2020 was 0.3 points higher than the underwriting expense ratio of 29.8% in the same period of 2019.

Catastrophe losses in the first nine months of 2020 and 2019 accounted for 7.3 points and 3.8 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2020 provided 0.8 points of benefit to the combined ratio.  Net unfavorable prior year development in the first nine months of 2019 accounted for 0.6 points of the combined ratio. The underlying combined ratio in the first nine months of 2020 was 2.1 points lower than the 2019 ratio on the same basis, primarily reflecting (i) lower losses in the automobile product line in Personal Insurance due to a decrease in miles

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers primarily in the second quarter of 2020), (ii) lower non-catastrophe weather-related losses in Personal Insurance and (iii) earned pricing that exceeded loss cost trends in Business Insurance, partially offset by (iv) higher loss estimates for management liability coverages in Bond & Specialty Insurance, including the impact of COVID-19 and related economic conditions.

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Business Insurance	$4,230	$4,271	$13,151	$13,194
Bond & Specialty Insurance	803	770	2,323	2,179
Personal Insurance	3,210	2,981	8,672	8,312
Total	$8,243	$8,022	$24,146	$23,685

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Business Insurance	$3,833	$3,889	$11,800	$11,926
Bond & Specialty Insurance	754	728	2,151	2,025
Personal Insurance	3,184	2,952	8,512	8,125
Total	$7,771	$7,569	$22,463	$22,076

Gross and net written premiums in the third quarter of 2020 both increased by 3% over the same period of 2019. Gross and net written premiums in the first nine months of 2020 both increased by 2% over the same period of 2019. Gross and net written premiums in Business Insurance in both periods of 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in the first nine months of 2020 were negatively impacted by premium refunds provided to personal automobile customers, primarily in the second quarter of 2020 in response to COVID-19 and related economic conditions. Gross and net written premiums in Bond & Specialty Insurance in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$3,841	$3,882	$11,440	$11,407
Net investment income	498	457	1,131	1,365
Fee income	95	114	305	329
Other revenues	58	39	125	112
Total revenues	4,492	4,492	13,001	13,213

Total claims and expenses	4,088	4,319	12,358	12,136

Segment income before income taxes	404	173	643	1,077
Income tax expense (benefit)	39	(6)	47	133
Segment income	$365	$179	$596	$944

Loss and loss adjustment expense ratio	71.8%	76.6%	72.8%	71.3%
Underwriting expense ratio	30.5	30.4	31.0	30.8
Combined ratio	102.3%	107.0%	103.8%	102.1%

Overview
Segment income in the third quarter of 2020 was $365 million, $186 million or 104% higher than segment income of $179 million in the same period of 2019. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net unfavorable prior year reserve development, (ii) higher underlying underwriting margins, (iii) higher net investment income and (iv) lower catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty). Net unfavorable prior year reserve development in the third quarters of 2020 and 2019 was $220 million and $316 million, respectively. Catastrophe losses in the third quarters of 2020 and 2019 were $97 million and $116 million, respectively. The higher underlying underwriting margins primarily reflected the impact of earned pricing that exceeded loss cost trends and a modest favorable impact from COVID-19 and related economic conditions. Income tax expense in the third quarter of 2020 was higher than in the same period of 2019, primarily reflecting the impact of the increase in income before income taxes.

Segment income in the first nine months of 2020 was $596 million, $348 million or 37% lower than segment income of $944 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty) and (ii) lower net investment income, partially offset by (iii) lower net unfavorable prior year reserve development. Catastrophe losses in the first nine months of 2020 and 2019 were $669 million and $422 million, respectively. Net unfavorable prior year reserve development in the first nine months of 2020 and 2019 was $215 million and $266 million, respectively. The net unfavorable impact of COVID-19 and related economic conditions on underlying underwriting margins was modest. Income tax expense in the first nine months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the third quarter of 2020 of $3.84 billion decreased by 1% from the same period of 2019. Earned premiums in the first nine months of 2020 of $11.44 billion were comparable with the same period of 2019. Earned premiums in both periods of 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, as well as reductions in the Company's estimate of ultimate audit premiums receivable, in each case impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the third quarter of 2020 was $498 million, $41 million or 9% higher than in the same period of 2019.  Net investment income in the first nine months of 2020 was $1.13 billion, $234 million or 17% lower than in the same period of 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as claims and policy management services to workers' compensation residual market pools.  Fee income in the third quarter of 2020 was $95 million, $19 million or 17% lower than in the same period of 2019. Fee income in the first nine months of 2020 was $305 million, $24 million or 7% lower than in the same period of 2019. The decreases in both periods of 2020 reflected lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the third quarters and first nine months of both 2020 and 2019 included revenues from Simply Business, as well as installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2020 were $2.80 billion, $224 million or 7% lower than in the same period of 2019, primarily reflecting the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions, and also including a decrease in new business levels, (ii) lower net unfavorable prior year reserve development and (iii) lower catastrophe losses, partially offset by (iv) loss cost trends. Catastrophe losses in the third quarter of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Claims and claim adjustment expenses in the first nine months of 2020 were $8.48 billion, $181 million or 2% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) loss cost trends, partially offset by (iii) reduced exposures, including the impact of COVID-19 and related economic conditions, and also including a decrease in new business levels and (iv) lower net unfavorable prior year reserve development. Catastrophe losses in the first nine months of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net unfavorable prior year reserve development in the third quarter and first nine months of 2020 included the impact of subrogation recoveries related to wildfires in California in 2017 and 2018. Factors contributing to net prior year reserve development during the third quarters and first nine months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2020 was $633 million, comparable with the same period of 2019. Amortization of deferred acquisition costs in the first nine months of 2020 was $1.89 billion, $24 million or 1% higher than in the same period of 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2020 were $651 million, $6 million or 1% lower than in the same period of 2019. General and administrative expenses in the third quarter of 2020 included the benefit of lower travel-related expenses attributable to COVID-19 and related economic conditions. General and administrative expenses in the first nine months of 2020 were $1.99 billion, $17 million or 1% higher than in the same period of 2019. General and administrative expenses in the first nine months of 2020 included the benefit of lower travel-related expenses, partially offset by an increased allowance for expected credit losses on premiums receivable, in each case attributable to the impact of COVID-19 and related economic conditions. General and administrative expenses in the first nine months of 2019 included a benefit related to a state assessment in the first quarter of 2019.

Income Tax Expense (Benefit)
Income tax expense in the third quarter of 2020 was $39 million, compared with an income tax benefit of $6 million in the same period of 2019, primarily reflecting the impact of the $231 million increase in income before income taxes. Income tax expense in the first nine months of 2020 was $47 million, $86 million or 65% lower than in the same period of 2019, primarily reflecting the impact of the $434 million decrease in income before income taxes.

Combined Ratio

The combined ratio of 102.3% in the third quarter of 2020 was 4.7 points lower than the combined ratio of 107.0% in the same period of 2019.  The loss and loss adjustment expense ratio of 71.8% in the third quarter of 2020 was 4.8 points lower than the loss and loss adjustment expense ratio of 76.6% in the same period of 2019. The underwriting expense ratio of 30.5% for the third quarter of 2020 was 0.1 points higher than the underwriting expense ratio of 30.4% in the same period of 2019.

Catastrophe losses in the third quarters of 2020 and 2019 accounted for 2.5 points and 3.0 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2020 and 2019 accounted for 5.8 points and 8.1 points of the combined ratio. The underlying combined ratio in the third quarter of 2020 was 1.9 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a modest net favorable impact from COVID-19 and related economic conditions.

The combined ratio of 103.8% in the first nine months of 2020 was 1.7 points higher than the combined ratio of 102.1% in the same period of 2019. The loss and loss adjustment expense ratio of 72.8% in the first nine months of 2020 was 1.5 points higher than the loss and loss adjustment expense ratio of 71.3% in the same period of 2019.  The underwriting expense ratio of 31.0% for the first nine months of 2020 was 0.2 points higher than the underwriting expense ratio of 30.8% in the same period of 2019.

Catastrophe losses in the first nine months of 2020 and 2019 accounted for 5.8 points and 3.7 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2020 and 2019 accounted for 1.9 points and 2.3 points of the combined ratio.  The underlying combined ratio in the first nine months of 2020 was level with the 2019 ratio on the same basis. COVID-19 and related economic conditions had a modest net unfavorable impact.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Domestic:
Select Accounts	$661	$698	$2,218	$2,270
Middle Market	2,258	2,271	6,934	6,946
National Accounts	335	377	1,162	1,211
National Property and Other	745	675	1,940	1,811
Total Domestic	3,999	4,021	12,254	12,238
International	231	250	897	956
Total Business Insurance	$4,230	$4,271	$13,151	$13,194

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Domestic:
Select Accounts	$658	$695	$2,191	$2,236
Middle Market	2,131	2,150	6,499	6,569
National Accounts	239	273	755	800
National Property and Other	602	553	1,615	1,528
Total Domestic	3,630	3,671	11,060	11,133
International	203	218	740	793
Total Business Insurance	$3,833	$3,889	$11,800	$11,926

Gross written premiums in the third quarter of 2020 decreased by 1% from the same period of 2019. Gross written premiums in the first nine months of 2020 were comparable with the same period of 2019. Net written premiums in the third quarter and first nine months of 2020 both decreased by 1% from the same periods of 2019. Gross and net written premiums in both periods of 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions.
Select Accounts.  Net written premiums of $658 million in the third quarter of 2020 decreased by 5% from the same period of 2019. Net written premiums of $2.19 billion in the first nine months of 2020 decreased by 2% from the same period of 2019. Retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine months of 2020 remained positive but were lower than in the same periods of 2019.  New business premiums in the third quarter and first nine months of 2020 decreased from the same periods of 2019.

Middle Market.  Net written premiums of $2.13 billion in the third quarter of 2020 decreased by 1% from the same period of 2019. Net written premiums of $6.50 billion in the first nine months of 2020 decreased by 1% from the same period of 2019. Retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine months of 2020 remained positive and were higher than in the same periods of 2019.  New business premiums in the third quarter and first nine months of 2020 decreased from the same periods of 2019.

National Accounts.  Net written premiums of $239 million in the third quarter of 2020 decreased by 12% from the same period of 2019.  Net written premiums of $755 million in the first nine months of 2020 decreased by 6% from the same period of 2019. Net written premiums in the third quarter and first nine months of 2019 included a benefit related to a transaction to close out prior year liabilities with a former customer. Retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter of 2020 were negative, compared with positive in the same period of 2019. Renewal premium changes in the first nine months of 2020 were positive and higher than in the same period of 2019. New business premiums in the third quarter of 2020 increased over the same period of 2019. New business premiums in the first nine months of 2020 decreased from the same period of 2019.

National Property and Other.  Net written premiums of $602 million in the third quarter of 2020 increased by 9% over the same period of 2019.  Net written premiums of $1.62 billion in the first nine months of 2020 increased by 6% over the same period of 2019.  Retention rates declined in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine months of 2020 remained positive and were higher than in the same periods of 2019. New business premiums in the third quarter and first nine months of 2020 decreased slightly from the same periods of 2019.

International.  Net written premiums of $203 million in the third quarter of 2020 decreased by 7% from the same period of 2019. Net written premiums of $740 million in the first nine months of 2020 decreased by 7% from the same period of 2019. The declines in both periods of 2020 were primarily driven by decreases in the Company's operations in Canada and at Lloyd's.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$723	$653	$2,083	$1,891
Net investment income	58	59	155	173
Other revenues	7	7	17	19
Total revenues	788	719	2,255	2,083

Total claims and expenses	649	550	1,879	1,521

Segment income before income taxes	139	169	376	562
Income tax expense	24	30	67	111
Segment income	$115	$139	$309	$451

Loss and loss adjustment expense ratio	54.0%	45.7%	53.6%	42.2%
Underwriting expense ratio	35.3	37.6	36.1	37.6
Combined ratio	89.3%	83.3%	89.7%	79.8%

Overview
Segment income in the third quarter of 2020 was $115 million, $24 million or 17% lower than segment income of $139 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impact of lower underlying underwriting margins. There was no net prior year reserve development in the the third quarter of 2020. Net favorable prior year reserve development in the third quarter of 2019 was $3 million.  Catastrophe losses in the third quarters of 2020 and 2019 were $2 million and $1 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, partially offset by higher business volumes.  Income tax expense in the third quarter of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Segment income in the first nine months of 2020 was $309 million, $142 million or 31% lower than segment income of $451 million in the same period of 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) net unfavorable prior year reserve development in the first nine months of 2020 compared to net favorable prior year reserve development in the same period of 2019. Net unfavorable prior year reserve development in the first nine months of 2020 was $33 million, as compared to net favorable prior year reserve development in the first nine months of 2019 of $45 million.  Catastrophe losses in the first nine months of 2020 and 2019 were $10 million and $4 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions, partially offset by higher business volumes. Income tax expense in the first nine months of 2020 was lower than in the same period of 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in the third quarter of 2020 were $723 million, $70 million or 11% higher than in the same period of 2019. Earned premiums in the first nine months of 2020 were $2.08 billion, $192 million or 10% higher than in the same period of 2019. The increases in both periods of 2020 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2020 were not materially impacted by COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the third quarter of 2020 was $58 million, $1 million or 2% lower than in the same period of 2019. Net investment income in the first nine months of 2020 was $155 million, $18 million or 10% lower than in the same period of 2019. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2020 were $392 million, $89 million or 29% higher than in the same period of 2019, primarily reflecting the impacts of (i) higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, and (ii) higher business volumes.

Claims and claim adjustment expenses in the first nine months of 2020 were $1.12 billion, $315 million or 39% higher than in the same period of 2019, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2019, (ii) higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions, and (iii) higher business volumes.

Factors contributing to net prior year reserve development during the third quarter of 2019 and first nine months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2020 was $133 million, $10 million or 8% higher than in the same period of 2019.  Amortization of deferred acquisition costs in the first nine months of 2020 was $385 million, $32 million or 9% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2020 were $124 million, level with the same period of 2019. General and administrative expenses in the first nine months of 2020 were $372 million, $11 million or 3% higher than in the same period of 2019. The increase in the first nine months of 2020 primarily reflected the impact of higher business volumes, partially offset by lower travel-related expenses attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the third quarter of 2020 was $24 million, $6 million or 20% lower than in the same period of 2019, primarily reflecting the impact of the $30 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2020 was $67 million, $44 million or 40% lower than in the same period of 2019, primarily reflecting the impact of the $186 million decrease in segment income before income taxes.

Combined Ratio

The combined ratio of 89.3% in the third quarter of 2020 was 6.0 points higher than the combined ratio of 83.3% in the same period of 2019.  The loss and loss adjustment expense ratio of 54.0% in the third quarter of 2020 was 8.3 points higher than the loss and loss adjustment expense ratio of 45.7% in the same period of 2019. The underwriting expense ratio of 35.3% in the third quarter of 2020 was 2.3 points lower than the underwriting expense ratio of 37.6% in the same period of 2019.

There was no prior year reserve development in the third quarter of 2020. Net favorable prior year reserve development in the third quarter of 2019 provided 0.5 points of benefit to the combined ratio.  Catastrophe losses in the third quarters of 2020 and 2019 accounted for 0.3 points and 0.2 points, respectively, of the combined ratio.  The underlying combined ratio in the third quarter of 2020 was 5.4 points higher than the 2019 ratio on the same basis, primarily reflecting the impact of higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio of 89.7% in the first nine months of 2020 was 9.9 points higher than the combined ratio of 79.8% in the same period of 2019. The loss and loss adjustment expense ratio of 53.6% in the first nine months of 2020 was 11.4 points higher than the loss and loss adjustment expense ratio of 42.2% in the same period of 2019.  The underwriting expense ratio of 36.1% in the first nine months of 2020 was 1.5 points lower than the underwriting expense ratio of 37.6% in the same period of 2019.

Net unfavorable prior year reserve development in the first nine months of 2020 accounted for 1.5 points of the combined ratio. Net favorable prior year reserve development in the first nine months of 2019 provided 2.3 points of benefit to the combined ratio.  Catastrophe losses in the first nine months of 2020 and 2019 accounted for 0.5 points and 0.2 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2020 was 5.8 points higher than the 2019 ratio on the same basis, primarily reflecting the impact of higher loss estimates for management liability coverages, including the impact of COVID-19 and related economic conditions.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Domestic:
Management Liability	$503	$455	$1,407	$1,276
Surety	219	242	697	715
Total Domestic	722	697	2,104	1,991
International	81	73	219	188
Total Bond & Specialty Insurance	$803	$770	$2,323	$2,179

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Domestic:
Management Liability	$467	$424	$1,306	$1,194
Surety	208	232	643	660
Total Domestic	675	656	1,949	1,854
International	79	72	202	171
Total Bond & Specialty Insurance	$754	$728	$2,151	$2,025

Gross and net written premiums in the third quarter of 2020 both increased by 4% over the same period of 2019. Gross and net written premiums in the first nine months of 2020 increased by 7% and 6%, respectively, over the same period of 2019. Gross and net written premiums in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic.  Net written premiums of $675 million in the third quarter of 2020 increased by 3% over the same period of 2019. Net written premiums of $1.95 billion in the first nine months of 2020 increased by 5% over the same period of 2019.  Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine months of 2020 remained positive and were higher than in the same periods of 2019. New business premiums in the third quarter and first nine months of 2020 decreased from the same periods of 2019.

International.  Net written premiums of $79 million and $202 million in the third quarter and first nine months of 2020, respectively, increased by 10% and 18%, respectively, over the same periods of 2019. The increases in both periods of 2020 were primarily driven by increases in the United Kingdom.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Revenues
Earned premiums	$2,816	$2,644	$8,041	$7,724
Net investment income	115	106	264	314
Fee income	6	7	18	17
Other revenues	21	22	53	65
Total revenues	2,958	2,779	8,376	8,120

Total claims and expenses	2,459	2,620	7,448	7,512

Segment income before income taxes	499	159	928	608
Income tax expense	107	28	190	111
Segment income	$392	$131	$738	$497

Loss and loss adjustment expense ratio	60.0%	71.8%	64.5%	69.8%
Underwriting expense ratio	26.4	26.2	27.2	26.4
Combined ratio	86.4%	98.0%	91.7%	96.2%

Overview
Segment income in the third quarter of 2020 was $392 million, $261 million or 199% higher than segment income of $131 million in the same period of 2019. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins, partially offset by (iii) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty). Net favorable prior year reserve development in the third quarters of 2020 and 2019 was $362 million and $19 million, respectively. Catastrophe losses in the third quarters of 2020 and 2019 were $298 million and $124 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions and higher business volumes, partially offset by higher non-catastrophe weather-related losses, including losses from wildfires, in the homeowners and other product line. Income tax expense in the third quarter of 2020 was higher than in the same period of 2019, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first nine months of 2020 was $738 million, $241 million or 48% higher than segment income of $497 million in the same period of 2019. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty) and (iv) lower net investment income.  Net favorable prior year reserve development in the first nine months of 2020 and 2019 was $419 million and $101 million, respectively. Catastrophe losses in the first nine months of 2020 and 2019 were $905 million and $375 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers primarily in the second quarter of 2020), lower non-catastrophe weather-related losses in the homeowners and other product line and higher business volumes. Income tax expense in the first nine months of 2020 was higher than in the same period of 2019, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the third quarter of 2020 were $2.82 billion, $172 million or 7% higher than in the same period of 2019.  Earned premiums in the first nine months of 2020 were $8.04 billion, $317 million or 4% higher than in the same period of 2019. The increases in both periods of 2020 primarily reflected the increase in net written premiums over the preceding twelve months. Net written premiums and earned premiums in the first nine months of 2020 were reduced by premium refunds provided primarily in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the third quarter of 2020 was $115 million, $9 million or 8% higher than in the same period of 2019. Net investment income in the first nine months of 2020 was $264 million, $50 million or 16% lower than in the same period of 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2020 compared with the same periods of 2019. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the third quarters and first nine months of 2020 and 2019 primarily consisted of installment premium charges. Installment premium charges in both periods of 2020 were lower than in the same periods of 2019, primarily attributable to the impact of billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2020 were $1.69 billion, $209 million or 11% lower than in the same period of 2019, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions, partially offset by (iii) higher catastrophe losses, (iv) loss cost trends, (v) higher non-catastrophe weather-related losses, including losses from wildfires, in the homeowners and other product line and (vi) higher business volumes. Catastrophe losses and non-catastrophe weather-related losses, including losses from wildfires, in the third quarter of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Claims and claim adjustment expenses in the first nine months of 2020 were $5.19 billion, $207 million or 4% lower than in the same period of 2019, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iv) higher catastrophe losses, (v) loss cost trends and (vi) higher business volumes. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net favorable prior year reserve development in the third quarter and first nine months of 2020 primarily resulted from subrogation recoveries related to wildfires in California in 2017 and 2018. Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2020 and 2019 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2020 was $441 million, $29 million or 7% higher than in the same period of 2019. Amortization of deferred acquisition costs in the first nine months of 2020 was $1.28 billion, $82 million or 7% higher than in the same period of 2019. The increases in both periods of 2020 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2020 were $328 million, $19 million or 6% higher than in the same period of 2019. General and administrative expenses in the first nine months of 2020 were $981 million, $61 million or 7% higher than in the same period of 2019. The increases in both periods of 2020 included higher contingent commissions and an increased allowance for expected credit losses on premiums receivable, in each case due to the impact of COVID-19 and related economic conditions. The increases in both periods of 2020 also reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the third quarter of 2020 was $107 million, $79 million or 282% higher than in same period of 2019, primarily reflecting the impact of the $340 million increase in segment income before income taxes. Income tax expense in the first nine months of 2020 was $190 million, $79 million or 71% higher than in the same period of 2019, primarily reflecting the $320 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 86.4% in the third quarter of 2020 was 11.6 points lower than the combined ratio of 98.0% in the same period of 2019.  The loss and loss adjustment expense ratio of 60.0% in the third quarter of 2020 was 11.8 points lower than the loss and loss adjustment expense ratio of 71.8% in the same period of 2019.  The underwriting expense ratio of 26.4% for the third quarter of 2020 was 0.2 points higher than the underwriting expense ratio of 26.2% in the same period of 2019.

Catastrophe losses in the third quarters of 2020 and 2019 accounted for 10.5 points and 4.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2020 and 2019 provided 12.8 points and 0.7 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2020 was 5.3 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions, partially offset by higher non-catastrophe weather-related losses, including losses from wildfires, in the homeowners and other product line.

The combined ratio of 91.7% in the first nine months of 2020 was 4.5 points lower than the combined ratio of 96.2% in the same period of 2019. The loss and loss adjustment expense ratio of 64.5% in the first nine months of 2020 was 5.3 points lower than the loss and loss adjustment expense ratio of 69.8% in the same period of 2019.  The underwriting expense ratio of 27.2% in the first nine months of 2020 was 0.8 points higher than the underwriting expense ratio of 26.4% in the same period of 2019.

Catastrophe losses in the first nine months of 2020 and 2019 accounted for 11.3 points and 4.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2020 and 2019 provided 5.2 points and 1.3 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2020 was 7.0 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers primarily in the second quarter of 2020) and lower non-catastrophe weather-related losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Domestic:
Agency:
Automobile	$1,407	$1,352	$3,824	$3,896
Homeowners and Other	1,495	1,316	4,013	3,538
Total Agency	2,902	2,668	7,837	7,434
Direct-to-Consumer	125	115	330	316
Total Domestic	3,027	2,783	8,167	7,750
International	183	198	505	562
Total Personal Insurance	$3,210	$2,981	$8,672	$8,312

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Domestic:
Agency:
Automobile	$1,402	$1,347	$3,803	$3,871
Homeowners and Other	1,482	1,300	3,891	3,395
Total Agency	2,884	2,647	7,694	7,266
Direct-to-Consumer	124	115	326	313
Total Domestic	3,008	2,762	8,020	7,579
International	176	190	492	546
Total Personal Insurance	$3,184	$2,952	$8,512	$8,125

Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in the third quarter of 2020 both increased by 9% over the same period of 2019. Domestic Agency gross and net written premiums in the first nine months of 2020 increased by 5% and 6%, respectively, over the same period of 2019. Gross and net written premiums in the first nine months of 2020 were negatively impacted by premium refunds provided primarily in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Domestic Agency Automobile net written premiums of $1.40 billion in the third quarter of 2020 increased by 4% over the same period of 2019. Domestic Agency Automobile net written premiums of $3.80 billion in the first nine months of 2020 decreased by 2% from the same period of 2019. Net written premiums in the first nine months of 2020 were impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine months of 2020 remained positive but were lower than in the same periods of 2019.  New business premiums in the third quarter and first nine months of 2020 increased over the same periods of 2019.

Domestic Agency Homeowners and Other net written premiums of $1.48 billion and $3.89 billion in the third quarter and first nine months of 2020, respectively, increased by 14% and 15%, respectively, over the same periods of 2019.  Retention rates remained strong in the third quarter and first nine months of 2020.  Renewal premium changes in the third quarter and first nine

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

months of 2020 remained positive and were higher than in the same periods of 2019.  New business premiums in the third quarter and first nine months of 2020 increased over the same periods of 2019.

For its Domestic Agency business, Personal Insurance had approximately 8.0 million and 7.5 million active policies at September 30, 2020 and 2019, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums of $124 million and $326 million in the third quarter and first nine months of 2020 increased by 8% and 4%, respectively, over the same periods of 2019. Net written premiums in the first nine months of 2020 were impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

International net written premiums of $176 million and $492 million in the third quarter and first nine months of 2020, respectively, decreased by 7% and 10%, respectively, from the same periods of 2019, primarily driven by declines in the automobile product line. Net written premiums in the first nine months of 2020 were impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions.

For its direct-to-consumer and international business, Personal Insurance had approximately 844,000 and 889,000 active policies at September 30, 2020 and 2019, respectively.
Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income (loss)	$(74)	$(71)	$(219)	$(222)

The Income (loss) for Interest Expense and Other in the third quarters of 2020 and 2019 was $(74) million and $(71) million, respectively.  Pre-tax interest expense in the third quarters of 2020 and 2019 was $87 million and $84 million, respectively. After-tax interest expense in the third quarters of 2020 and 2019 was $69 million and $66 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2020 and 2019 was $(219) million and $(222) million, respectively. Pre-tax interest expense in the first nine months of 2020 and 2019 was $256 million and $261 million, respectively. After-tax interest expense in the first nine months of 2020 and 2019 was $202 million and $206 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

In the third quarter of 2020, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:

•a high level of litigation activity in certain jurisdictions involving individuals alleging serious asbestos-related illness, primarily involving mesothelioma claims;
•while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to the high level of litigation activity; and
•a moderate level of asbestos-related bankruptcy activity.

In the home office and field office category, which accounts for the vast majority of policyholders with active asbestos-related claims, the number of policyholders with open asbestos claims declined slightly while gross asbestos-related payments increased slightly when compared to 2019. Payments on behalf of policyholders in this category continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2020 and 2019 resulted in $295 million and $220 million increases, respectively, in the Company's net asbestos reserves. In both 2020 and 2019, the reserve increases were driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the home office and field office category. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2020 and 2019 were $167 million and $150 million, respectively. Net asbestos reserves were $1.41 billion and $1.35 billion at September 30, 2020 and September 30, 2019, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2020	2019
Beginning reserves:
Gross	$1,601	$1,608
Ceded	(322)	(327)
Net	1,279	1,281

Incurred losses and loss expenses:
Gross	362	268
Ceded	(67)	(48)
Net	295	220

Paid loss and loss expenses:
Gross	190	191
Ceded	(23)	(41)
Net	167	150

Foreign exchange and other:
Gross	(1)	—
Ceded	1	—
Net	—	—

Ending reserves:
Gross	1,772	1,685
Ceded	(365)	(334)
Net	$1,407	$1,351
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial methods are not used to estimate these reserves.

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $4 million and $38 million in the third quarter and first nine months of 2020, respectively, and $8 million and $68 million in the third quarter and first nine months of 2019, respectively. Net environmental paid loss and loss expenses in the first nine months of 2020 and 2019 were $45 million and $57 million, respectively. Net environmental reserves were $314 million and $345 million at September 30, 2020 and September 30, 2019, respectively.

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2020 were $83.56 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2020 was $72.57 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2020 and December 31, 2019.  Below investment grade securities represented 2.0% and 2.1% of the total fixed maturity investment portfolio at September 30, 2020 and December 31, 2019, respectively. The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.1 excluding short-term securities) at September 30, 2020 and 4.0 (4.3 excluding short-term securities) at December 31, 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

 Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2020 and December 31, 2019 included $34.84 billion and $29.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2020 and December 31, 2019 were $2.62 billion and $2.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both September 30, 2020 and December 31, 2019.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2020 and December 31, 2019 included $2.73 billion and $3.28 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2020 and December 31, 2019 were $1.38 billion and $1.52 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.35 billion and $1.76 billion at September 30, 2020 and December 31, 2019, respectively. Approximately 60% and 54% of the Company’s CMO holdings at September 30, 2020 and December 31, 2019, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $536 million and $816 million of non-guaranteed CMO holdings at both September 30, 2020 and December 31, 2019 was "Aaa/Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both September 30, 2020 and December 31, 2019.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2019 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2019 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At September 30, 2020 and December 31, 2019, the carrying value of the Company’s other investments was $3.29 billion and $3.42 billion, respectively.

Investments in private equity, hedge fund and real estate partnerships are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets, including the impact of COVID-19 during 2020, on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Additionally, net realized capital gains (losses) for the first nine months of 2020 included $40 million of pre-tax realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments in the second quarter of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CATASTROPHE REINSURANCE COVERAGE

The Company's normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the "Catastrophe Reinsurance" section of "Part I—Item 1—Business" in the Company's 2019 Annual Report, and changes effective in July are discussed in the "Catastrophe Reinsurance Coverage" section of "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The Company is party to an Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, which covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2020 through and including December 31, 2020.  The treaty provides for up to $280 million part of $500 million of coverage, subject to a $1.55 billion retention (i.e., for every dollar of loss between $1.55 billion and $2.05 billion, this treaty provides for 56 cents of coverage), of aggregate qualifying losses.  Qualifying losses are subject to a $5 million franchise deductible per occurrence, so that qualifying catastrophic events at or greater than $5 million count toward the aggregate retention from dollar one.  Coverage for, and contributions to the $1.55 billion retention from, hurricanes and/or tropical storms and earthquakes are limited to $250 million per event.  The treaty covers property perils for PCS events in North America and all waters contiguous thereto.  The treaty excludes most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological. In the three months ended September 30, 2020, the Company recognized the full benefit of $280 million provided by this treaty and, accordingly, the Company accelerated the recognition of the remaining unearned ceded earned premium related to this treaty.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2019 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2020	December 31, 2019
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,727	$3,476
Gross structured settlements	2,912	2,965
Mandatory pools and associations	1,818	1,886
Gross reinsurance recoverables	8,457	8,327
Allowance for estimated uncollectible reinsurance	(140)	(92)
Net reinsurance recoverables	$8,317	$8,235

Net reinsurance recoverables at September 30, 2020 increased by $82 million from December 31, 2019, primarily reflecting the impacts of catastrophe losses in the first nine months of 2020 and the asbestos reserve increase in the third quarter of 2020, partially offset by cash collections in the first nine months of 2020 and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. As a result, its impact on the Company’s results in the first nine months of 2020 is not indicative of its impact on the Company’s results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part II—Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

As a result of COVID-19, economic conditions in the United States and other countries around the world have deteriorated significantly. The decreased levels of economic activity, together with the related premium refund programs, have negatively impacted premium volumes. The Company expects this impact will persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the challenging economic circumstances and could be material. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced, and may continue to experience in the near term, an adverse impact on the underwriting expense ratio.

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

On average for the ten-year period ended December 31, 2019, the Company experienced approximately 40% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the cost or coverage terms of such programs will be effective after such dates.

Over much of the past decade, the Company’s results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes in future periods higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or, as was the case in 2019, unfavorable prior year reserve development. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could continue to be exacerbated by COVID-19, such as a recession, financial market turmoil, supply chain disruptions, extraordinary monetary and fiscal policy measures, fluctuations in interest rates and foreign currency exchange rates, changes in tariffs or other international trade regulations, the United Kingdom’s withdrawal from the European Union, the political and regulatory environment, changes to the U.S. Federal budget and further potential changes in tax laws or health care legislation in the United States.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.1 excluding short-term securities) at September 30, 2020.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2020, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $35 million to $40 million lower in the fourth quarter of 2020 as compared to the corresponding quarter of 2019, and the Company also expects that after-tax net investment income from that portfolio will be approximately $420 million to $430 million for each quarter of 2021. This expectation could be impacted by further disruptions in global financial markets associated with the continuing impact of COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets, including the impact of COVID-19 during 2020, on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Further changes in global financial markets could impact the Company’s net investment income in future periods from its non-fixed income investment portfolio, positively or negatively.

The Company had net pre-tax realized investment losses of $48 million ($37 million after-tax) in the first nine months of 2020, driven by $40 million of pre-tax realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments in the second quarter of 2020, as well as the impact of changes in fair value on the Company's equity investments, attributable to the disruption in global financial markets related to COVID-19. Further changes in global financial markets due to the continuing impact of COVID-19 could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $4.84 billion ($3.81 billion after-tax) in its fixed maturity investment portfolio at September 30, 2020.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets associated with the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Outlook" and "Part II—Item 1A—Risk Factors."
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2019 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2020, TRV held total cash and short-term invested assets in the United States aggregating $2.28 billion and having a weighted average maturity of 53 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion).  TRV’s holding company liquidity of $2.28 billion at September 30, 2020 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements. Net proceeds of approximately $490 million from the Company's issuance of senior debt in April 2020 that are intended to fund the payment of $500 million of senior debt maturing in November 2020 are included in the Company's holding company liquidity at September 30, 2020.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2020.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At September 30, 2020, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. After the maturity of the $500 million of senior debt in November 2020 described above, the Company has no further senior debt or junior subordinated debt maturing until April 2026, at which time $200 million of senior debt will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $315 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2020. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first nine months of 2020 and 2019 was $4.62 billion and $3.79 billion, respectively. The increase in cash flows in the first nine months of 2020 primarily reflected the impacts of lower levels of payments for claims and claim adjustment expenses, partially offset by lower levels of cash received for premiums. The lower levels of payments for claims and claim adjustment expenses included the impacts of (i) COVID-19 and related economic conditions, such as lower loss payments in the automobile product line due to a decrease in miles driven and reduced claim settlement activity largely due to the disruptions in the judicial system, and (ii) $366 million of subrogation recoveries from PG&E related to the 2017 and 2018 California wildfires received in the third quarter of 2020, partially offset by (iii) payments related to higher catastrophe losses in the first nine months of 2020. The lower levels of cash received for premiums included the impact of premium refunds primarily provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Investing Activities
Net cash used by investing activities in the first nine months of 2020 and 2019 was $3.98 billion and $2.05 billion, respectively.  The Company’s consolidated total investments at September 30, 2020 increased by $5.68 billion, or 7% over year-end 2019, primarily reflecting the impact of (i) an increase in net unrealized gains on investments at September 30, 2020 as compared with December 31, 2019, primarily due to the impact of lower interest rates during the first nine months of 2020, as well as (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities.

Financing Activities
Net cash used in financing activities in the first nine months of 2020 and 2019 was $552 million and $1.61 billion, respectively.  The total in 2020 reflected dividends paid to shareholders and common share repurchases, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. The total in 2019 reflected common share repurchases, the payment of debt and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. Common share repurchases in the first nine months of 2020 and 2019 were $471 million and $1.17 billion, respectively. During the three months ended June 30, 2020 and September 30, 2020, the Company did not repurchase any shares under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Dividends.  Dividends paid to shareholders were $643 million and $633 million in the first nine months of 2020 and 2019, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 20, 2020, the Company announced that it declared a regular quarterly dividend of $0.85 per share, payable December 31, 2020 to shareholders of record on December 10, 2020.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended September 30, 2020, the Company did not repurchase any common shares under its share repurchase authorization. For the nine months ended September 30, 2020, the Company repurchased 3.5 million shares under its share repurchase authorization, for a total cost of $425 million, all of which were repurchased during the three months ended March 31, 2020.  The average cost per share repurchased was $123.09. Given the continuing impact of the economic and other uncertainties associated with COVID-19 on the foregoing factors, the Company may continue to reduce or eliminate its share repurchase activity at least in the near term.  At September 30, 2020, the Company had $1.36 billion of capacity remaining under the share repurchase authorization.

The Company sponsors a qualified non-contributory defined benefit pension plan (the Qualified Plan), which covers substantially all U.S. domestic employees and provides benefits primarily under a cash balance formula. The recent disruption in global financial markets associated with COVID-19 unfavorably impacted the projected funded status of the Qualified Plan at December 31, 2020, primarily due to the impact of a lower benefit obligation discount rate. The Company currently does not have a minimum funding requirement for the Qualified Plan for 2020 and at this time does not anticipate making a voluntary contribution to the Qualified Plan during 2020.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2020 and December 31, 2019.

(in millions)	September 30, 2020	December 31, 2019
Debt:
Short-term	$600	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(54)	(46)
Total debt	7,050	6,558

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,711	25,303
Accumulated other comprehensive income	2,138	640
Total shareholders’ equity	27,849	25,943
Total capitalization	$34,899	$32,501

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

(dollars in millions)	September 30, 2020	December 31, 2019
Total capitalization	$34,899	$32,501
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	3,812	2,246
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$31,087	$30,255
Debt-to-total capital ratio	20.2%	20.2%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	22.7%	21.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 22.7% at September 30, 2020 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). There have been no rating agency actions taken with respect to the Company since July 23, 2020, the date on which the Company's Form 10-Q for the quarter ended June 30, 2020 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2019 Annual Report.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.12 billion at September 30, 2020) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2020			December 31, 2019
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,146	$8,131	$13,277	$4,898	$7,451	$12,349
Commercial property	1,046	399	1,445	1,035	312	1,347
Commercial multi-peril	2,317	2,379	4,696	2,148	2,065	4,213
Commercial automobile	2,542	2,164	4,706	2,533	1,872	4,405
Workers’ compensation	10,190	9,550	19,740	10,233	9,279	19,512
Fidelity and surety	192	338	530	261	259	520
Personal automobile	1,900	1,500	3,400	2,019	1,509	3,528
Homeowners and personal other	845	1,387	2,232	838	871	1,709
International and other	2,431	1,949	4,380	2,620	1,633	4,253
Property-casualty	26,609	27,797	54,406	26,585	25,251	51,836
Accident and health	12	—	12	13	—	13
Claims and claim adjustment expense reserves	$26,621	$27,797	$54,418	$26,598	$25,251	$51,849

The $2.57 billion increase in gross claims and claim adjustment expense reserves since December 31, 2019 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2020, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2019 Annual Report for a discussion of recently issued accounting pronouncements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:

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
•the impact of legislative or regulatory actions or court decisions taken in response to COVID-19;
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
•within the United States, the Company’s businesses are heavily regulated by the states in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation or regulatory actions (including those taken in response to COVID-19) may reduce the Company’s profitability and limit its growth;
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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 15 of notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Beginning in March 2020, the global pandemic caused by the novel coronavirus COVID-19 began to impact the global economy and our results of operations. For a discussion of the impact of the COVID-19 pandemic on our business to date, please see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Related Economic Conditions.” Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and are likely to continue to emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•Revenues. We expect that the impact of COVID-19 on general economic activity will continue to negatively impact our premium volumes. We expect this impact will further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced, and may continue to experience in the near term, an adverse impact on the underwriting expense ratio.

•Claims and Claim Adjustment Expenses. We have incurred, and expect to continue to incur in future periods, higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we are experiencing elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment, including, as discussed below, as a result of legislative or regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers.  In addition, concerns about seeking medical care could complicate, delay and/or extend treatment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against or on behalf of our insureds.  Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures.  For example, we may experience increased exposure in industries with delivery services; elevated fire, water and crime claims at unoccupied/closed businesses; delayed reporting and settlement of claims due to limited access to business locations; arson; collisions at faster speeds; increased first party medical losses in certain jurisdictions; and reduced repair shop and/or parts availability, among other things. We have experienced some elevated frequency, and there is the potential for additional elevated frequency, in certain product lines, such as directors’ and officers’ liability insurance claims related to alleged mismanagement or other failures as well as increased securities class actions, and employment practices liability insurance claims related to furloughs and lay-offs of employees. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in distressed industries such as transportation and energy. In construction surety, there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor or increased costs for materials, each of which drives up their costs. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different. The potential also exists for elevated frequency and severity related to business interruption coverages as result of litigation or, as discussed below under "Adverse Legislative and Regulatory Action," in the event of legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued

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

•Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates. In the first nine months

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A. RISK FACTORS, Continued
of 2020, our shareholders’ equity was adversely impacted as result of an increase in unrealized losses on foreign currency exchange translation attributable to COVID-19 and the associated strengthening of the U.S. dollar in comparison to other currencies. Further strengthening of the U.S. dollar could result in a further reduction of shareholders’ equity.

•Adverse Legislative and/or Regulatory Action. Federal, state and/or local government actions to address and contain the impact of COVID-19 have adversely affected us and may adversely affect us in the future. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders, and may issue additional orders, requiring insurers to issue premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2020	July 31, 2020	413	$115.78	—	$1,361
August 1, 2020	August 31, 2020	733	$116.28	—	$1,361
September 1, 2020	September 30, 2020	222	$115.40	—	$1,361
Total		1,368	$115.99	—	$1,361

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

The Company did not acquire any common shares under the share repurchase authorization during the three months ended September 30, 2020. The Company acquired 1,368 shares for a total cost of approximately $159,000 during the three months ended September 30, 2020 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2020 and 2019; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheet at September 30, 2020 and December 31, 2019; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2020 and 2019; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 20, 2020	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 20, 2020	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)