Form 10-K
period 2020-12-31
TRAVELERS COMPANIES, INC.
filed 2021-02-11
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $28,802,579,969.
As of February 5, 2021, 252,214,355 shares of the registrant's common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2020

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of local independent agents, national agent partners, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and emerging partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2019. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:

•ability to profitably price business, retain existing customers and obtain new business;
•premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);
•agent, broker and policyholder relationships;
•ability to keep pace relative to competitors with changes in technology and information systems;
•ability to use data and analytics to make decisions;
•speed of claims payment;
•ability to provide a positive customer experience;
•ability to provide products and services in a cost effective manner;
•ability to provide new products and services to meet changing customer needs;
•ability to adapt to changes in business models, technology, customer preferences or regulation impacting the markets in which the Company operates;
•perceived overall financial strength and corresponding ratings assigned by independent rating agencies;
•reputation, experience and qualifications of employees;
•geographic scope of business; and
•local presence.

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

Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2020:

Location	% of Total
Domestic:
California	10.3%
New York	9.0
Texas	7.9
Pennsylvania	4.2
Florida	4.1
New Jersey	3.9
Illinois	3.9
Georgia	3.7
Massachusetts	3.0
All other domestic (1)	43.9
Total Domestic	93.9

International:
Canada	3.9
All other international	2.2
Total International	6.1
Consolidated total	100.0%
___________________________________________
(1)    No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2020.

Catastrophe Exposure
The Company’s property and casualty insurance operations expose it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has at various times limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightening underwriting standards, selective price increases and changes to policy terms specific to hurricane-, tornado-, wind-, wildfire- and hail-prone areas. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.” The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See “—Reinsurance.”

BUSINESS INSURANCE
Business Insurance offers a broad array of property and casualty insurance and insurance-related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s.  Business Insurance is organized as follows:

Domestic
•Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers’ compensation, commercial automobile, general liability and commercial property.

•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
•National Accounts provides large companies with casualty insurance products and services, including workers’ compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis, as well as risk management, claims administration and other insurance-related services. National Accounts also includes the Company’s commercial residual market business, which primarily offers workers’ compensation claims, policy management and other administrative services related to the involuntary market.
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial trucking industry through Northland Transportation and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult-to-place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.
International
•International, through operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites six principal businesses—international marine, retail marine, global property, construction & special risks, energy and aviation.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos and environmental liabilities, and the assumed reinsurance and certain other runoff operations.

Selected Market and Product Information
The following table sets forth Business Insurance’s net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2020	2019	2018	% of Total 2020
By market:
Domestic:
Select Accounts	$2,821	$2,911	$2,828	18.3%
Middle Market	8,511	8,630	8,214	55.1
National Accounts	996	1,051	1,025	6.5
National Property and Other	2,086	1,965	1,805	13.5
Total Domestic	14,414	14,557	13,872	93.4
International	1,017	1,072	1,084	6.6
Total Business Insurance by market	$15,431	$15,629	$14,956	100.0%
By product line:
Domestic:
Workers’ compensation	$3,349	$3,806	$3,840	21.7%
Commercial automobile	2,790	2,736	2,518	18.1
Commercial property	2,163	2,014	1,867	14.0
General liability	2,447	2,416	2,227	15.8
Commercial multi-peril	3,608	3,542	3,390	23.4
Other	57	43	30	0.4
Total Domestic	14,414	14,557	13,872	93.4
International	1,017	1,072	1,084	6.6
Total Business Insurance by product line	$15,431	$15,629	$14,956	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 92 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.

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

Domestic
•Select Accounts markets and distributes products and services to small businesses, generally with fewer than 50 employees, through a large network of independent agents and brokers. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures.  Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks in an efficient manner. Risks with more complex characteristics are underwritten with the assistance of Company personnel.
•Middle Market markets and distributes products and services primarily to mid-sized businesses with 50 to 1,000 employees through a large network of independent agents and brokers. The Company offers a full line of products to its Middle Market customers with an emphasis on guaranteed-cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Middle Market to have a broad risk appetite and a diversified customer base. Within Middle Market, products and services are tailored to certain targeted industry segments of significant size and complexity that require unique underwriting, claims handling services, risk management or other insurance-related products and services.

•National Accounts markets and distributes products and services to large companies through a network of national and regional brokers. Products offered by National Accounts are primarily casualty programs that utilize loss-sensitive products, such as large deductible, and to a lesser extent, retrospectively rated insurance and self-insured retention plans. National Accounts also offers insurance-related services, such as claims administration, risk management, loss control and risk management information services through Constitution State Services LLC, a wholly-owned subsidiary of the Company. The commercial residual market business of National Accounts services approximately 37% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.
•National Property and Other markets and distributes products and services to a wide customer base, providing traditional and customized insurance programs to a broad range of customer sizes through a large network of agents and brokers. National Property and Other also markets and distributes its products through brokers, wholesale agents, program managers and specialized retail agents who operate in certain markets that are not typically served by the Company’s appointed retail agents, or who maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more pricing and coverage flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, National Property and Other underwrites the business internally and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to pricing and underwriting guidelines that have been specifically designed for each facility or program.
International markets and distributes products principally through brokers in each of the countries in which it operates. International also writes business at Lloyd’s, where its products are distributed through Lloyd’s wholesale and retail brokers. By virtue of Lloyd’s worldwide licenses, Business Insurance has access to international markets across the world.

Pricing and Underwriting
Business Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for particular industries, together with extensive amounts of proprietary data gathered and analyzed over many years, as well as third-party data, to facilitate its risk selection process and develop pricing parameters. Business Insurance utilizes both proprietary forms and standard industry forms for the insurance policies it issues.

A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2020, contractholder payables on unpaid losses within the deductible layer of large deductible policies was approximately $4.26 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $4.24 billion.  Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $75 million at December 31, 2020.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
Product Lines
Business Insurance provides the following types of products and services:

Domestic
•Workers’ Compensation. Provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a collaborative effort that focuses on the injured employee’s early return to work and cost-effective quality care. The Company offers the following types of workers’ compensation products:

•guaranteed-cost insurance products, where the premiums charged are not adjusted for actual loss experience during the covered period;
•loss-sensitive insurance products, including large deductible and retrospectively rated policies, where fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and
•service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing insurance-related services, such as risk management, claims administration, loss control and risk management information services.
The Company also participates in state assigned risk pools as a servicing carrier and pool participant.
•Commercial Automobile. Provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.
•Commercial Property. Provides coverage for loss of or damage to buildings, inventory and equipment resulting from a variety of events, including, among others, hurricanes and other windstorms, tornadoes, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. Commercial property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.
•General Liability. Provides coverages for businesses against third-party claims arising from accidents occurring on their premises or arising out of their operations, including as a result of injuries sustained from products sold. Coverages may also include directors’ and officers’ liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, cyber liability, as well as umbrella and excess insurance.
•Commercial Multi-Peril.  Provides a combination of the property and liability coverages described in the foregoing product line descriptions.
International
•Provides coverage for employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), commercial property, commercial automobile, marine, aviation, onshore and offshore energy, construction, terrorism, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, ports and terminals, and fine art. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms very different from those the Company faces in the United States.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2021. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $14.0 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2020:

Location	% of Total
Domestic:
California	12.5%
New York	9.1
Texas	6.8
Illinois	4.6
Florida	4.1
New Jersey	3.9
Pennsylvania	3.8
Massachusetts	3.0
All other domestic (1)	46.7
Total Domestic	94.5

International:
Canada	2.7
All other international	2.8
Total International	5.5
Total Business Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Business Insurance’s direct written premiums in 2020.
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

(for the year ended December 31, in millions)	2020	2019	2018	% of Total 2020
Domestic:
Fidelity and surety	$1,072	$1,089	$1,049	36.3%
General liability	1,311	1,148	1,037	44.5
Other	231	234	204	7.8
Total Domestic	2,614	2,471	2,290	88.6
International	337	268	238	11.4
Total Bond & Specialty Insurance	$2,951	$2,739	$2,528	100.0%

Principal Markets and Methods of Distribution

Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through many of the same independent agencies and brokers that distribute Business Insurance’s products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. Bond & Specialty Insurance continues to make investments to enable real-time interface capabilities with its independent agencies and brokers.

Pricing and Underwriting
Bond & Specialty Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for specific accounts and industries, together with extensive amounts of proprietary data gathered and analyzed over many years, as well as third-party data, to facilitate its risk selection process and develop pricing parameters. Bond & Specialty Insurance utilizes both proprietary forms and standard industry forms for the insurance policies and bonds it issues.

Product Lines
Bond & Specialty Insurance writes the following types of coverages:
Domestic
•Fidelity and Surety. Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the surety company agrees to pay a third party or complete an obligation in response to the default, acts or omissions of a bonded party. Surety bonds are generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance obligations.

•General Liability. Provides coverage for specialized liability exposures as described above in more detail in the “Business Insurance” section of this report.

•Other. Coverages include Commercial Property, Workers’ Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the “Business Insurance” section of this report.

International
•Fidelity and Surety and certain General Liability products, as well as cyber risk coverages, are provided internationally to various customer groups.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2021. For third party liability, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $122.5 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2020:

Location	% of Total
Domestic:
California	10.8%
Texas	6.8
New York	6.4
Florida	4.8
Illinois	4.0
Pennsylvania	3.4
All other domestic (1)	52.5
Total Domestic	88.7

International:
United Kingdom	6.4
Canada	3.8
All other international	1.1
Total International	11.3
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2020.
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

Domestic
Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products and services, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Specialty Insurance to cross-sell its products to customers of Business Insurance and Personal Insurance provides additional competitive advantages for the Company. See “Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”

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

(for the year ended December 31, in millions)	2020	2019	2018	% of Total 2020
Domestic:
Agency:
Automobile	$5,080	$5,124	$4,972	44.8%
Homeowners and Other	5,185	4,540	4,148	45.7
Total Agency	10,265	9,664	9,120	90.5
Direct-to-Consumer	433	412	396	3.8
Total Domestic	10,698	10,076	9,516	94.3
International	652	707	708	5.7
Total Personal Insurance	$11,350	$10,783	$10,224	100.0%

Principal Markets and Methods of Distribution
Domestic
Personal Insurance products are marketed and distributed primarily through thousands of active independent agencies located throughout the United States, supported by personnel in eight sales regions. In addition, sales and service are provided to customers through five contact centers. Principal markets for Personal Insurance products are spread throughout the contiguous United States.

In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

Agents can access the Company’s agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to one of the Company’s Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately two thousand agents take advantage of this service alternative, for which they generally pay a fee.

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

International
International markets and distributes its products principally through hundreds of brokers located throughout Canada.
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

Domestic
Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile repairs, medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of building supplies, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of catastrophes and other weather-related events, as well as other unusual circumstances such as the impact of COVID-19 and related economic conditions. Insurers writing personal lines property and casualty policies may be unable to change prices until some time after the costs associated with coverage have changed, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to changing costs depends, in part, on whether the applicable state law requires prior approval of rate changes or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

The Company’s ability or willingness to change prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the competitive environment, the evolving political and legislative environment and/or changes in the general economic climate. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states’ residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.

International
Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented.

Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 8.4 million active policies (i.e., policies-in-force) in the United States at December 31, 2020.

Personal Insurance writes the following types of coverages:
•Personal Automobile provides coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured’s own vehicle from collision, fire, flood, hail and theft. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•Homeowners and Other provides protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company also writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.
International
•International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 491,000 active policies in Canada at December 31, 2020.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2021. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2020:

Location	% of Total
Domestic:
New York	9.7%
Texas (1)	9.6
California	7.0
Georgia	5.3
Pennsylvania	5.1
New Jersey	4.3
Florida	3.9
Virginia	3.6
Colorado	3.4
Maryland	3.2
South Carolina	3.1
Massachusetts	3.0
All other domestic (2)	33.2
Total Domestic	94.4

International:
Canada	5.6
Total International	5.6
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2020.

Competition
Domestic
Although national companies (including international companies doing business in the U.S.) write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Competitors write business in both traditional and alternative distribution platforms through independent agents and as direct writers, either through the use of exclusive agents, salaried employees or direct marketing strategies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease and speed of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. Most independent personal insurance agents utilize price comparison rating technology, sometimes referred to as “comparative raters,” as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business.

International
Personal Insurance competes with numerous international and domestic insurers in Canada. Companies compete based on similar factors to those described above for domestic operations. The Company has developed expertise in various markets in Canada similar to those served in the United States and provides both automobile and homeowners and other coverages for this market.

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

United States field claim management teams located in 16 claim centers and 52 satellite and specialty-only offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.

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

For additional information regarding reinsurance, see note 6 of notes to the consolidated financial statements and “Item 1A—Risk Factors.” For a description of reinsurance-related litigation, see note 17 of notes to the consolidated financial statements.

Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2021.

Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2021 through and including December 31, 2021. The treaty provides for recovery of 75% of the dollar amount of each qualifying loss in excess of a $3.0 billion retention, up to a maximum amount of qualifying losses of $5.0 billion (i.e. for every dollar of loss between $3.0 billion and $5.0 billion this treaty provides for 75 cents of coverage). Therefore, the maximum recovery under the treaty would be $1.5 billion. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events in limited circumstances and excludes losses arising from communicable disease. The Company's underlying insurance coverages generally exclude coverage for communicable disease.

Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2021 through and including December 31, 2021.  The treaty provides for up to $350 million part of $500 million of coverage, subject to a $1.9 billion retention (i.e., for every dollar of loss between $1.9 billion and $2.4 billion this treaty provides for 70 cents of coverage), of aggregate qualifying losses.  Qualifying losses are subject to a $5 million event deductible per occurrence.  Coverage for, and contributions to the $1.9 billion retention from, hurricanes and/or tropical storms, earthquakes and wildfires are limited to $250 million per event. The treaty covers property perils for PCS events in North America and all waters contiguous thereto.  The treaty excludes losses arising from communicable disease and most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological.

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

The reinsurance agreement provides coverage of up to $500 million to the Company through May 24, 2022 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. Until and including May 24, 2021, the Company is entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.872 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.372 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

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

Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $225 million part of $250 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $360 million this treaty provides 90 cents of coverage), for losses occurring from an earthquake and other ensuing losses such as fire following and sprinkler leakage, incurred by Technology, Public Sector Services and Commercial Accounts in Business Insurance from July 1, 2020 through and including June 30, 2021. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $180 million part of $200 million of coverage, subject to a $150 million retention, for losses occurring from an earthquake, including fire following and sprinkler leakage, incurred by Personal Insurance from January 1, 2021 through and including December 31, 2021. The treaty covers the United States, its territories, possessions and waters contiguous thereto.

Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$78 million at December 31, 2020) up to C$200 million (US$157 million at December 31, 2020) and for 100% of losses in excess of C$200 million (US$157 million at December 31, 2020) up to C$600 million (US$470 million at December 31, 2020), in each case with respect to the accumulation of net property losses arising out of one occurrence incurred by the Company’s Canadian businesses from July 1, 2020 through and including June 30, 2021.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded for this treaty.

Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2021, see note 6 of notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”

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

Certain of the Company’s claims and claim adjustment expense reserves are discounted to present value.  See note 8 of notes to the consolidated financial statements for further discussion.
Reserves on Statutory Accounting Basis
At December 31, 2020, 2019 and 2018, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $110 million higher, $58 million higher and $62 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
The differences between the amount of reserves reported for GAAP and statutory reporting are primarily due to the differences in accounting for: (i) fee reimbursements associated with large deductible business, (ii) the impact of updated accounting guidance for credit losses adopted January 1, 2020 applicable to structured settlements and (iii) the accounting for reinsurance.

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

For GAAP reporting, amounts payable under structured settlements for which the Company did not receive a release of its obligation from the claimant are reported in loss reserves and reinsurance recoverables, net of an allowance for estimated uncollectible amounts. The allowance was impacted by the updated accounting guidance for credit losses adopted January 1, 2020 that requires the allowance to be based on expected credit losses. For statutory reporting, structured settlements for which the Company has not obtained a release are disclosed as a contingent liability and not recorded as part of loss reserves.

Reserves for claims and claim adjustment expenses are reported gross of reinsurance recoverables (i.e., without reduction for amounts recoverable for reinsurance) for GAAP reporting. For statutory reporting, the reserves are reported net of reinsurance recoverables. Additionally, reinsurance balances resulting from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract (retroactive reinsurance) are included in reinsurance recoverables for GAAP reporting. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

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

Additionally, a downgrade in one or more of the Company’s debt ratings could adversely impact the Company’s ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs.  For example, downgrades in the Company’s debt ratings could result in higher interest expense under the Company’s revolving credit agreement (under which the cost of borrowing could range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s debt ratings), the Company’s commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities.  See note 9 of notes to the consolidated financial statements for a discussion of the Company’s revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company’s liquidity requirements.  The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 11, 2021, including the position of each rating in the applicable agency’s rating scale.

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
___________________________________________
(a)The Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northland Casualty Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, St. Paul Fire and Marine Insurance Company, The Travelers Casualty Company, St. Paul Protective Insurance Company, Travelers Constitution State Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Discover Property & Casualty Insurance Company and United States Fidelity and Guaranty Company. In addition, the following entities are also members of the Travelers Reinsurance Pool but have a 0% share of the pool: Northfield Insurance Company, American Equity Specialty Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Surplus Lines Insurance Company and Discover Specialty Insurance Company.
(b)The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 11, 2021.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from February 13, 2020, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2019, through February 11, 2021:
•On May 12, 2020, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.
•On November 5, 2020, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company’s management of the duration of the fixed maturity investment portfolio, including its use of Treasury futures at times, has produced a duration that is less than the estimated duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access credit facilities.

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

REGULATION

U.S. State and Federal Regulation
The Company's domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands and are subject to regulation in the various states and jurisdictions in which the subsidiaries transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance or finance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the nature of and limitations on investments, premium rates, restrictions on the type and size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, the licensing of insurers and their agents, approval of policy forms and the regulation of market conduct, including the use of credit and other information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.

State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. While the FIO has limited regulatory authority, it has been active in the efforts to develop international regulatory standards for the insurance industry. In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners (NAIC), are working with the Federal Reserve and the FIO to consider and develop changes to the U.S. regulatory framework, including the development of regulatory tools to evaluate risks and the availability of capital on a groupwide basis in addition to the current requirements imposed on a legal-entity basis.

These changes are evidenced by the incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company’s various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer’s executive management, to evaluate the insurer from both a groupwide and legal-entity basis. Some of the items evaluated during the colleges include the insurer’s business strategies, approach to enterprise risk management and corporate governance.

While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the groupwide supervisor (i.e., lead regulator) for the insurance holding company system based upon certain criteria, including the jurisdiction of domicile of the insurance subsidiaries holding the majority of the insurance group’s premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as the Company's lead regulator and conducts the supervisory colleges for the Company. Additionally, the NAIC has recently adopted changes to its Model Holding Company Act to require certain insurance groups to file a Group Capital Calculation to allow the groupwide supervisor (lead state) to evaluate the risks and available capital on a groupwide basis in addition to the risk-based capital requirements currently imposed on a legal-entity basis. The Company will be required to file a Group Capital Calculation once the State of Connecticut amends its holding company act to incorporate the recent changes to the NAIC Model Holding Company Act. These changes could result in an increase in the amount of capital the Company's insurance subsidiaries are required to have and could subject the Company to increased regulation.

Insurance Regulation Concerning Dividends from Insurance Subsidiaries. The Company's principal domestic insurance subsidiaries are domiciled in the State of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary’s statutory capital and surplus as of the preceding December 31, or the insurance subsidiary’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of states in which the Company's other domestic insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. These insurance subsidiaries, as well as the insurance subsidiaries domiciled in Connecticut, may also be subject to similar dividends limitations imposed by states in which those subsidiaries are considered commercially domiciled as a result of the amount of business written in those states.

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

Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies. Many states have laws and regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These laws and regulations typically require prior notice and in some instances insurance department approval prior to discontinuing a line of business or withdrawing from that state. In addition, all states impose limitations on cancellations or non-renewals of certain policies, including in particular, limitations on the reasons for cancellations and on the timing of non-renewals.

Regulatory and Legislative Responses to Catastrophes. States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets involving catastrophe-prone areas. For example, one state passed legislation that restricted a carrier's ability to cancel or non-renew certain policies within or adjacent to declared state of emergency zip codes. Participation in residual market mechanisms has resulted in, and may in the future result in, significant losses or assessments to insurers, including the Company, and, in certain states, those losses or assessments may not be commensurate with the Company's direct catastrophe exposure in those states. If the Company's competitors leave those states having residual market mechanisms, remaining insurers, including the Company, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, seek to prevent the application of deductibles included in the policies or seek to limit the exercise of certain rights available to insurers under the policies. Also, the Company's ability to adjust policy language or terms, including deductible levels, or to increase pricing to the extent necessary to offset rising claim costs related to catastrophes requires approval of insurance regulatory authorities in certain states. The Company's ability or its willingness to manage its catastrophe exposure by raising prices, modifying policy terms or reducing exposure to certain geographies may be limited due to considerations of public policy, an evolving political environment and/or changes in general economic conditions. Furthermore, reduction or elimination of the National Flood Insurance Program could result in an increase in the Company's exposure to flood risk.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Assigned Risk and Reinsurance Arrangements. As a condition of their authority to transact insurance in virtually all states, property and casualty insurers, including the Company’s domestic insurance subsidiaries, are required to be a member of each state’s guaranty association and to bear a portion of the losses covered by the guaranty association (subject to a statutory maximum covered loss amount which varies by state) suffered by claimants of insurers that become insolvent. Additionally, many states also have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

The Company's domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation, automobile insurance, property damage due to wind (windpools) in states prone to property damage from hurricanes and Fair Access to Insurance Requirements (FAIR) plans, as well as automobile assigned risk plans the results of which are not pooled with other carriers, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

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

Based on preliminary 2020 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities. In 2019, The Travelers Indemnity Company had results outside the normal range for this same ratio and Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.
Management does not anticipate regulatory action as a result of the 2020 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

Risk-Based Capital (RBC) Requirements. The NAIC has an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2020 and 2019 significantly above the level at which any RBC regulatory action would occur.

While there is currently no group regulatory capital requirement for insurers in the United States, a comparison of an insurer’s policyholders’ surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group’s overall capital adequacy in the U.S. The amount of policyholders’ surplus held by the Company’s U.S. insurance subsidiaries at December 31, 2020, determined on a combined basis, significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2020 and 2019, the Company was in compliance with these laws and regulations.

Federal Regulation. As mentioned above, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of non-bank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as “systemically important financial institutions” (SIFI) or own a bank or thrift. The Company, based upon the FSOC’s rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. Nonetheless, it is possible that FSOC may change its rules or interpretations in the future and conclude that the Company is a SIFI. If the Company were designated as a SIFI, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company's capital, liquidity and leverage as well as its business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFIs that have become insolvent. The Company (as a financial company with more than $50 billion in assets) could be assessed, and although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto, or other additional federal regulation that is adopted in the future, could impose additional burdens on the Company, including impacting the ways in which the Company conducts its business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.

International Regulation

The Company's insurance subsidiaries based in Canada, and the Canadian branch of one of the Company’s U.S. insurance subsidiaries, are regulated for solvency purposes by the Office of the Superintendent of Financial Institutions (OSFI) under the provisions of the Insurance Companies Act (Canada). These Canadian subsidiaries and the Canadian branch are also subject to Canadian provincial and territorial insurance legislation which regulates market conduct, including pricing, underwriting, coverage and claim conduct, in varying degrees by province/territory and by product line.

The Company's insurance subsidiaries based in the United Kingdom (U.K.) are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA’s primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the U.K. financial system, and (iii) to promote effective competition in the interests of consumers.

The Company's managing agency (Travelers Syndicate Management Limited) (TSML) of its Lloyd’s syndicate (Syndicate 5000 at Lloyd's) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd's. Travelers Syndicate 5000 is able to write business in over 200 territories and jurisdictions throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd’s, are subject to the laws and insurance regulations of that jurisdiction. Travelers Underwriting Agency Limited, which as an insurance intermediary is regulated by the FCA, produces insurance business for Travelers Syndicate 5000. Xbridge Limited, operating under the trade name Simply Business, is an insurance intermediary that provides products for small commercial customers in the U.K. via a panel of insurance companies and is also regulated by the FCA.

During 2020, The Company's operations in the U.K. and the Republic of Ireland were also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data security and privacy. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. Parent is not already subject to regulations deemed “equivalent” to Solvency II. Currently, as a result of the Covered Agreements described below, the state regulatory system governing U.S. insurers is deemed “equivalent” for purposes of Solvency II.

As of December 31, 2020, The Company's operations in the U.K. are no longer subject to EU regulations. The applicability of the EU requirements to The Company's businesses in the U.K. may change in ways yet to be determined as a result of the U.K.’s exit from the EU on January 31, 2020, and its exit from the E.U. single market on December 31, 2020. It is expected that the U.K. will continue to apply the requirements of Solvency II to insurers operating in the U.K.

As a result of the U.K.'s exit from the EU, Travelers is conducting its insurance operations in the Republic of Ireland and across Europe through an insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland. Since January 1, 2019, The Company has used a Lloyd's insurance subsidiary in Brussels, Belgium (Lloyd's Brussels) to cover its Lloyd's customers' risks in the EU. Lloyd’s Brussels is regulated by the National Bank of Belgium.

Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2020.

Regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

The IAIS has developed a methodology for identifying “global systemically important insurers” (G-SIIs) and high-level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) created by the G-20; however, identification of G-SIIs was suspended effective with the beginning of 2020. The Company has not previously been designated as a G-SII by the FSB; however, it is possible that the designation of G-SIIs could be reinstituted, the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

The IAIS is also in the process of completing its Consultation Draft on the Common Framework for the Supervision of Internationally Active Insurance Groups (known as ComFrame). Once ComFrame is completed, it likely will lead to similar policy measures as those being developed for G-SIIs being made applicable to internationally active insurance groups (or “IAIGs”), including group supervision, group capital requirements, and resolution planning, i.e., a written plan developed by a financial group detailing how it would be wound down in the event of an insolvency. While the Company would not be considered an IAIG under the current Consultation Draft, it is possible that the Consultation Draft could be changed. If the Company is designated as an IAIG or the NAIC and individual states adopt the proposed or similar provisions for large insurers, the Company could be subject to increased supervision and higher capital standards.

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

The Covered Agreements eliminate the collateral and local presence requirements for EU and U.K. reinsurers operating in the U.S., and for U.S. reinsurers operating in the EU and U.K., as a condition for credit for reinsurance in regulatory reporting and capital requirements. The prospective elimination of the collateral requirements is conditioned on the reinsurer meeting capital and solvency standards and maintaining a record of prompt payments to ceding insurers. The Covered Agreements include a five-year transition period to full compliance in the impacted jurisdictions.

Insurance Holding Company Statutes

As a holding company, TRV is not regulated as an insurance company. However, since TRV owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of its insurance subsidiaries’ states of domicile. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of certain transactions between an insurance company and an affiliate. The holding company statutes and other laws also require, among other things, prior approval for acquiring control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

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

Two of TRV’s insurance subsidiaries and its operations at Lloyd’s are domiciled in the United Kingdom and one of its insurance subsidiaries is domiciled in the Republic of Ireland. Insurers in the United Kingdom and the Republic of Ireland are subject to change of control restrictions, including approval of the PRA and FCA and of the Central Bank of Ireland, respectively. TRV’s insurance subsidiaries domiciled in, or authorized to conduct insurance business in, Canada are also subject to regulatory change of control restrictions, including approval of OSFI. TRV’s Brazilian joint venture is subject to regulatory change of control and other share transfer restrictions, including approval of SUSEP.

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

As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system, and to provide a group-wide perspective on risks and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, the U.K., Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, the Company's states of domicile or other regulatory bodies may require changes in its ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting the Company's ability to write certain risks, limit its risk appetite to write additional business or reduce its capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

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

Human Capital Management
At December 31, 2020, the Company had approximately 30,600 employees, 98% of whom are full-time employees. Over 90% of the Company’s employees are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2020:

Location	% of Total
Domestic:
Connecticut	24.1%
New York	7.3
Minnesota	7.2
Texas	6.6
California	5.3
Florida	3.8
Georgia	3.4
Colorado	3.0
All other domestic (1)	30.2
Total Domestic	90.9

International:
Canada	5.0
United Kingdom	4.0
All other international	0.1
Total International	9.1
Consolidated total	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2020.

Despite the public health crisis, during 2020, the Company hired more than 1,900 full-time employees, nearly a third of whom filled important technology and data and analytics positions. The Company did not implement any reductions in its workforce or reduce salaries as a result of the pandemic during 2020.

The average employee tenure at the Company is 12 years, and over 20 years for the Company’s approximately 600 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 7%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.

Maintaining an Ethical Culture

The Company’s culture of honesty, integrity and accountability is critical to its long-term success. To support this culture, the Company promotes ethics and compliance awareness across its operations. On an annual basis, all employees of the Company’s wholly owned subsidiaries are required to complete the Company’s ethics training and certify that they have reviewed, understand and agree to comply with the Company’s Code of Business Conduct and Ethics and other applicable Company policies.

The Company provides employees with multiple channels to raise concerns, including the Human Resources, Employee Relations and Compliance functions, as well as the Travelers Ethics Helpline. The Company’s independently administered Ethics Helpline is available to employees and others 24 hours a day, seven days a week to report issues or seek guidance confidentially and anonymously. Trained professionals investigate each concern and, where appropriate, escalate it internally. In addition, the Company maintains a formal Whistleblowing and Non-Retaliation Policy that prohibits retaliation against, or discipline of, an employee who raises concerns in good faith.

Employee Engagement

The Company strives to deliver an employee experience that engages its workforce and strengthens the organization, including, where appropriate, through action plans intended to create a more meaningful employee experience. These plans are generated, in part, through team conversations and are designed to hold managers accountable for increasing their employees’ engagement. In addition, the Company’s Chief Human Resources Officer meets regularly with the Chief Executive Officer and other senior leaders to discuss employee engagement strategies and the Company’s progress. Based on the Company's employee tenure and voluntary turnover rates, as discussed above, as well as other means the Company uses to evaluate the employee experience and the success of its engagement efforts, the Company believes that its engagement efforts are effective.

Learning and Development

The Company offers various learning and development opportunities to provide its employees with the skills and capabilities they need to be successful. For example, managers participate in the Company’s leadership workshop, Leadership Challenge©, which provides an overview of key leadership practices at the Company. These practices are designed to enable leaders to increase engagement and inclusion, lead change, drive innovation, tie business goals to a greater purpose and coach people to higher levels of performance. The Company also offers three additional foundational workshops centered on leadership: Leadership Principles, Coaching for Performance Excellence, and Managing Inclusion.

In addition, the Company offers career mentorship and development programs for both entry-level and experienced professionals. For example, the Company’s multi-year entry-level Leadership Development Programs provide employees with an opportunity to progress through a steady career path in a specific discipline such as Actuarial, Business Insights & Analytics, Data Science, Finance, Human Resources, Technology or Operations. Participants complete assignments and rotations designed to help them build upon their strategic thinking skills and business acumen. In addition, the Company’s Development Programs in Underwriting, Investments and Product Management provide the foundational knowledge and technical skills necessary for success and include on-the-job training, classroom instruction, self-study materials and independent work in an assigned business area. These programs have been a part of the Company’s talent strategy for many years.

In 2020, the Company also added a senior-level position responsible for monitoring the development of talented employees to support them in developing the skills necessary to advance their career and expanding their relationships to ensure their success.

Diversity and Inclusion

The Company believes that its diversity and inclusion efforts are important to its success. The Chief Diversity and Inclusion Officer leads the Company’s diversity and inclusion efforts. The Company also has a Diversity Council that is chaired by the Chairman and Chief Executive Officer, comprising the 40 members of the Company’s Operating Committee.

The Company provides training, development and cultural events to encourage an inclusive culture among its employees, including the Company’s leadership. Among others, the Company offers training with respect to conscious inclusion, unconscious bias, and harassment awareness, as ways to ensure a respectful work environment and adherence to applicable legal requirements.
The Company also has eight Diversity Networks – voluntary groups led by employees, dedicated to fostering a diverse and inclusive work environment. The networks help foster the retention, development and success of the Company’s employees through networking, mentorship and community volunteer opportunities. In addition, these groups are a resource for the Company’s business leaders, providing them with important insights and perspectives. More than 11,000 employees – over a third of the Company's employee population – are members of one or more of the Company's Diversity Networks.
The Company also continues to improve its diverse talent pipeline. The Company has established deliberate recruiting, retention and development practices that are tailored to deepen diverse talent pools and broaden advancement opportunities. These practices include matching upcoming leaders with mentors within the organization and offering workshops to advance their careers within the Company. The Company also uses various talent acquisition strategies, including sourcing strategies and initiatives and partnerships with college diversity groups and other organizations, to help create a pipeline of diverse candidates.

The Company has made significant progress over the past decade in increasing its diverse talent. In each of the last 10 years, the Company has increased the percentage of people of color (as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S.) in its U.S. workforce. As of December 31, 2020, women and people of color represented approximately 55% and 25% of its U.S. workforce, respectively. The Company continues to make progress in promoting women and people of color. In each of the last 10 years, the Company has increased the percentage of women and people of color in U.S. management-level positions.

Performance and Succession

The Company’s performance management strategy is designed to develop the Company’s talent and equip employees with the skills and resources necessary to ensure the Company’s continued success. To that end, managers assist with setting and monitoring goals, planning, development and discussing opportunities for improvement throughout the year.
The Company also conducts a comprehensive annual talent review, which includes succession planning, to identify and prepare talented employees for future leadership positions. Each line of business identifies talented employees and succession candidates for targeted development and advancement opportunities. This talent review process culminates with the Chief Executive Officer and those reporting directly to him meeting to review succession plans for key positions. In addition, at least annually, the Chief Executive Officer meets with the Nominating and Governance Committee of the Board of Directors and the full Board of Directors to discuss succession-related matters.
Compensation and Benefits

The Company’s compensation and benefits programs are designed to attract, motivate and retain high performing employees and to help employees be healthy and productive in all aspects of their lives.

Paying employees equitably is the foundation of the Company’s performance-based culture. The Company has comprehensive processes and controls in place and reviews its compensation practices annually with independent, outside experts, in each case to help ensure equitable pay across the Company. Based in part on these measures, the Company believes that it pays its employees equitably, regardless of gender, race or any other protected classification.

The Company’s minimum hourly wage in the United States is $15. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2020, excluding the Company's Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was more than $111,000, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised over 90% of its workforce, was nearly $128,000.

The Company takes a holistic approach with respect to the physical, emotional, mental and financial well-being of its employees. The Company offers comprehensive, flexible benefit options for its employees. In the United States, these include, among others:

Health and Wellness

•Medical, dental, vision and prescription drug coverage;
•Health savings and flexible spending accounts;
•The myWellness platform, a virtual application containing wellness tools and resources to help employees achieve their physical, mental and wellness goals;
•Round-the-clock access to Life Balance, the Company’s employee assistance program, which provides employees access to professional counseling services, life coaching, personalized mentoring and support resources; and
•Grand Rounds, a free service for employees and dependents enrolled in the Company’s medical plan that matches members to top-ranked doctors, provides expert second opinions and assists in navigating the health care system.

Savings and Retirement

•A 401(k) Savings Plan, through which the Company matches employee contributions dollar-for-dollar up to 5% of eligible pay, up to a maximum annual Company match of $7,000;
•The Paying It Forward Savings Program, through which the Company supports employees with student loans by making an annual contribution in the employee’s 401(k) account equal to the annual student loan payments. The combined maximum of the 401(k) match and the Paying It Forward savings contribution is 5% of eligible pay, up to a maximum of $7,000;
•A pension plan that provides annual pay credits from 2% to 6% of eligible pay based on age and years of service, plus quarterly interest credits;
•Financial wellness assessments; and
•Retirement planning services.

Other

•Life insurance;
•Short- and long-term disability coverages;
•Paid time-off, starting at 20 days per year, up to a maximum of 30 days per year based on years of service, plus the ability to purchase up to 6 additional days per year;
•Paid parental and adoption leave;
•Childcare discounts;
•A corporate discount program; and
•Paid time off for volunteering.

Board Oversight of Human Capital Management

The Company’s Board of Directors takes an active role in overseeing the Company’s human capital management strategy, including its diversity and inclusion efforts. The Chief Human Resources Officer and other senior executives present to the Board regularly on human capital management matters, including the progress the Company has made over time. Additionally, pursuant to its charter, the Nominating and Governance Committee of the Board meets regularly with senior management, including the Chief Executive Officer, the Chief Human Resources Officer and the Chief Diversity and Inclusion Officer, to review and discuss the Company’s strategies to encourage diversity and inclusion within the Company. Pursuant to its charter, the Compensation Committee of the Board, which is advised by an independent compensation consultant, reviews and approves the Company’s general compensation philosophy and objectives. In addition, the Compensation Committee meets with senior management on a regular basis to discuss the Company’s practices designed to help ensure equitable pay across the organization.

Taxation
For a discussion of tax matters affecting the Company and its operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13 of notes to the consolidated financial statements.

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

Catastrophe
A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2020 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

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

Item 1A. RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including without limitation our consolidated financial statements and the notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates." The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.

Insurance-Related Risks

High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes in each of the geographies where we write business and to varying peak catastrophe perils in different countries and regions. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure.

The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of future climate trends, and changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, more people living in high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion and an increase in the average size of a house. For example, hurricane activity has impacted areas further inland than previously experienced by us, and demographic changes have resulted in larger populations located in coastal areas which historically have been subject to severe storms and related storm surge, thus expanding our potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile during the last decade. The frequency and severity of wildfire losses have been elevated in more recent years, due in part to record droughts in western states that some climate studies suggest are likely to increase over time, as well as demographic changes in areas prone to wildfires.

All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are based on significant assumptions and judgments and are subject to error and mis-estimation. As a result, these models may produce estimates that are materially different than actual results. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided. Increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, the specific location impacted by tornadoes is inherently random and unpredictable and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts platforms, systems or vulnerabilities shared by a large number of policyholders.

States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as by restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Residual markets have resulted in, and may in the future result in, significant losses or assessments to insurers, including us. Legislative, regulatory and legal actions also from time to time may seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, prevent the application of deductibles or limit other rights of insurers. We may not be able to adjust terms or raise prices to offset the costs of catastrophes. See "Item 1—Business—U.S. State and Federal Regulation – Regulatory and Legislative Responses to Catastrophes.”

The estimation of claims and claim adjustment expense reserves related to catastrophe losses can be affected by, among other things, the nature of the information available at the time of estimation, coverage issues, and legal, regulatory and economic uncertainties. The estimates related to catastrophe losses are adjusted in subsequent periods as actual claims emerge and additional information becomes available, and these adjustments could be material.

Exposure to catastrophe losses could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance on a going-forward basis. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 1—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities held in our investment portfolio, such as states or municipalities.

In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.61 billion for 2021. For a further description of the Terrorism Risk Insurance Program, see note 6 of notes to the consolidated financial statements.

Because of the risks set forth above, catastrophes could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events involving conventional means or claims arising out of one or more man-made catastrophic events involving “unconventional” means, such as nuclear, biological, chemical or radiological events.

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves (“loss reserves”) represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles resulting in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves is difficult to estimate and could be material. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.

It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate the U.S. economy, including actions taken in response to COVID-19 (such as fiscal and monetary policy measures), tax reform, the imposition of increased or additional tariffs and other changes in international trade regulation, could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. Changes in healthcare legislation could significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.

We refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an extreme event or an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves.

Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position. For a discussion of loss reserves by product line, including examples of common factors that can affect reserves, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves."

Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation. We continue to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally primary targets of asbestos litigation. We also continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage and/or that each individual bodily injury claim should be treated as a separate occurrence under the policy. To the extent both issues are resolved in a policyholder’s favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Although we have seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims. Further, in addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future.

We also continue to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Liability for investigation and cleanup of environmental contamination and for some related losses under federal laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, and under similar state laws, may be imposed on certain parties even if they did not cause the release or threatened release of hazardous substances and may be joint and several with other responsible parties.

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

It is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the "Asbestos Claims and Litigation," "Environmental Claims and Litigation" and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Item 3—Legal Proceedings."

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. We face potential exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, silica, talc and opioids. Establishing loss reserves for mass tort claims is subject to uncertainties because of many factors, including adverse changes to the tort environment (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); evolving judicial interpretations, including application of various theories of joint and several liabilities; disputes concerning medical causation with respect to certain diseases; geographical concentration of the lawsuits asserting the claims; and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current loss reserves. In addition, our estimate of loss reserves may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.

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
•plaintiffs targeting insurers in purported class action litigation relating to claims handling and other practices;
•claims relating to construction defects, which often present complex coverage and damage valuation questions;
•claims related to data and network security breaches, information system failures or cyber events, including cases where coverage was not intended to be provided;
•the assertion of “public nuisance” or similar theories of liability, pursuant to which plaintiffs, including governmental entities, seek to recover monies spent to administer public health care programs, abate hazards to public health and safety and/or recover damages purportedly attributable to a “public nuisance,” such as litigation against lead paint manufacturers or manufacturers or distributors of opioids;
•claims related to liability, business interruption or workers’ compensation arising out of infectious disease or pandemic;
•claims relating to abuse by an employee or a volunteer of an insured;
•claims that link health issues to particular causes (for example, cumulative traumatic head injury from sports or other causes), resulting in liability or workers’ compensation claims;
•claims alleging that one or more of our underwriting criteria have a disparate impact on persons belonging to a protected class in violation of the law, including the Fair Housing Act;
•claims arising out of modern techniques and practices used in connection with the extraction of natural resources, such as hydraulic fracturing or wastewater injection;
•claims arising out of the use of personal property in commercial transactions, such as ride or home sharing;
•claims relating to unanticipated consequences of current or new technologies or business models or processes, including as a result of related behavioral changes; and
•claims relating to changing climate conditions, including claims alleging that our policyholders cause or contribute to changing climate conditions.

In some instances, emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.

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

Financial, Economic and Credit Risks

During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected. If financial markets experience significant disruption or if economic conditions deteriorate, our results of operations, financial position and/or liquidity likely would be adversely impacted. For example, financial market disruptions and economic downturns in the past have resulted in, among other things, reduced business volume, heightened credit risk and reduced valuations for certain of our investments.

Several of the risk factors discussed above and below identify risks that could result from, or be exacerbated by, financial market disruption, an economic slowdown or economic uncertainty. These include risks discussed above related to our estimates of claims and claim adjustment expense reserves, and those discussed below related to our investment portfolio, the competitive environment, emerging claim and coverage issues, reinsurance arrangements, other credit exposures, regulatory developments and the impact of rating agency actions. See also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," particularly the "Outlook" section, for additional information about these risks and the potential impact on our business.

Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2020. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. Interest rates continue to remain at very low levels relative to historical experience, and rates may remain at low levels for a prolonged period. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.

Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions. This municipal bond portfolio could be subject to default or impairment. In particular:

•In recent years, many state and local governments have been operating under deficits or projected deficits, which could be exacerbated by the COVID-19 pandemic. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may also be exacerbated by the impact of unfunded pension plan obligations and other postretirement obligations or by declining municipal tax bases and revenues in times of financial stress.

•Some municipal bond issuers may be unwilling to increase tax rates, or to reduce spending, to fund interest or principal payments on their municipal bonds, or may be unable to access the municipal bond market to fund such payments. The risk of widespread defaults may increase if some issuers voluntarily choose to default, instead of implementing difficult fiscal measures, and the actual or perceived consequences are less severe than expected.

•The risk of widespread defaults may also increase if there are changes in legislation that permit states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted before. In addition, the collectability and valuation of municipal bonds may be adversely affected if there are judicial interpretations in a bankruptcy or other proceeding that lessen the value of structural protections. For example, debtors may challenge the effectiveness of structural protections thought to be provided by municipal securities backed by a dedicated source of revenue. The collectability and valuation may also be adversely affected if there are judicial interpretations in a bankruptcy or other proceeding that question the payment priority of municipal bonds.

Our portfolio has benefited from tax exemptions (such as those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits. Changes in these laws could adversely impact the value of our investment portfolio.

Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate and real estate partnerships, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including as a result of COVID-19.

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

We may not be able to collect all amounts due to us from reinsurers, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we are exposed to credit risk related to our structured settlements. Although the reinsurer is liable to us to the extent of the reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. In the past, certain reinsurers have ceased writing business and entered into runoff. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos and environmental claims. In addition, in a number of jurisdictions a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty’s consent. Also, the reinsurance that we purchase may not cover all of the risks covered by the policies that we issue.

Included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for loss reserves, as we retain the contingent liability to the claimant. Some of the life insurance companies from which we have purchased annuities have been downgraded to below investment grade credit ratings subsequent to the time of the purchase. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

Both the availability of reinsurance capacity and its cost can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends. The availability and cost of reinsurance could affect our business volume and profitability. In addition, the Covered Agreements between the U.S. and each of the EU and U.K. eliminate the requirement for European and U.K. reinsurers operating in the U.S. to provide collateral, which could make it more difficult for U.S. companies, including us, to obtain collateral from European and U.K. reinsurers.

Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations could be materially and adversely affected.

We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties. We are exposed to credit risk in several areas of our business operations, including credit risk relating to policyholders, independent agents and brokers. To a significant degree, the extent of the credit risk that we face is a function of the health of the economy; accordingly, we face an increased credit risk in an economic downturn.

We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations, including exposure to large customers who may have obligations to multiple third parties. If our customer defaults, we may suffer losses and not be reimbursed by that customer, even though we are entitled to indemnification from such customer. In addition, it is customary practice for multiple insurers to participate as co-sureties on large surety bonds. Under these arrangements, the co-surety obligations are typically joint and several, in which case we are also exposed to credit risk with respect to our co-sureties.

In addition, a portion of our business is written with large deductible insurance policies. Under casualty insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the settled claim. We are subsequently reimbursed by the contractholder for the deductible amount, and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers’ compensation and/or general liability policies (i.e., where premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

Our efforts to mitigate the credit risk that we have to our insureds may not be successful. For example, we may not be able to obtain collateral and any collateral obtained may subsequently have little or no value.

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

We are also exposed to credit risk related to certain guarantee or indemnification arrangements that we have with third parties. See note 17 of notes to the consolidated financial statements. Our exposure to the above credit risks could materially and adversely affect our results of operations.

A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs. Claims-paying and financial strength ratings are important to an insurer’s competitive position. A downgrade in one or more of our ratings could negatively impact our business volumes or make it more difficult or costly for us to access the capital markets or borrow money. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. See also "Item 1—Business—Ratings."

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

Business and Operational Risks

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity. Beginning in March 2020, COVID-19 began to impact the global economy and our results of operations. See "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Related Economic Conditions.” The direct and indirect consequences of COVID-19 are not yet fully known and are likely to continue to emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•Revenues. The ongoing impact of COVID-19 on general economic activity is uncertain and could continue to negatively impact our premium volumes. The degree of the impact will depend on the duration of the pandemic and the related impact on the economy. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced, and may continue to experience, an adverse impact on the underwriting expense ratio.

•Claims and Claim Adjustment Expenses. We have incurred, and expect to continue to incur in future periods, claim and claim adjustment expenses in certain lines of business as a result of COVID-19. For example, we have incurred workers’ compensation claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment, including, as discussed below, as a result of legislative and regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers. In addition, concerns about seeking medical care could complicate, delay and/or extend treatment, and the related long-term effects are unknown. We may also experience elevated frequency and/or severity in our liability coverages as a result of plaintiffs’ lawyers generating COVID-19-related claim activity against our insureds, particularly to the extent that federal or state liability shields are not enacted. Frequency and/or severity could also be impacted with respect to various coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures. For example, we may experience increased exposure in industries with delivery services; elevated fire, water and crime claims at unoccupied/closed businesses; delayed reporting and settlement of claims due to limited access to business locations; arson; collisions at faster speeds; increased first party medical losses in certain jurisdictions; and reduced repair shop and/or parts availability, among other things. We have recognized some elevated frequency, and there is the potential for additional elevated frequency, in certain product lines, such as directors’ and officers’ liability insurance claims related to alleged mismanagement or other failures as well as increased securities class actions, and employment practices liability insurance claims related to furloughs and lay-offs of employees. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in distressed industries such as transportation and energy. In construction surety, there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor or increased costs for materials, each of which drives up their costs. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different. The potential also exists for elevated frequency and severity related to business interruption coverages as a result of litigation or, as discussed below, in the event of legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, the anticipated and unknown risks related to COVID-19 cause additional uncertainty in the process of estimating loss reserves. For example, the behavior of claimants and policyholders may change in unexpected ways (such as an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of loss reserves may change. We are also subject to credit risk in our insurance operations which may be exacerbated in times of economic distress.

•General and Administrative Expenses. We have incurred, and may continue to incur, general and administrative expenses due to increased estimated credit losses on premiums receivable and increased estimated credit losses related to contractholder receivables for amounts due on loss sensitive business.

•Investments. The disruption in the financial markets related to COVID-19 could result in net realized investment losses due to the impact of changes in fair value of our equity investments and impairments in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits in many cases have been, and likely will continue to be, exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectibility and valuation of our municipal bond portfolio. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables, or by liability claims against landlords. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in net realized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments. Further disruptions in global financial markets could also adversely impact our net investment income in future periods from our non-fixed income investment portfolio, including the private equity, hedge fund and real estate partnerships in which we are invested and could also result in net realized investment losses resulting from potential impairments in that portfolio.

•Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen loss reserves. These impacts could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

•Adverse Legislative and/or Regulatory Action. Federal, state and/or local government actions to address and contain the impact of COVID-19 have adversely affected us and may adversely affect us in the future. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders, and may issue additional orders, requiring insurers to issue premium refunds or reduce rates, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds or rate reductions to their customers. If loss activity resumes faster than expected and we have difficulty getting rate increases approved, our profitability could be adversely impacted. It is also possible that changes in economic conditions and steps taken in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

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

•Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates associated with the strengthening of the U.S. dollar in comparison to other currencies.

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability. The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including an increasing number of start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital and potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries and existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines, but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, comparative rating technology has impacted competition in personal lines and is starting to be used to access comparative rates for small commercial business as well, and that trend is likely to continue and may accelerate. In recent years, there have been new entrants into the small commercial business and this trend may continue. Customer behavior could also evolve in the future towards buying insurance in point-of-sale or other non-traditional distribution channels where we may not have a meaningful presence or which are designed to sell products that we currently do not provide. Consolidation within the insurance industry also could impact our business volumes and/or the rates or terms of our products.

Other technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning that collects and analyzes a wide variety of data points (so-called “big data” analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. In addition, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and are becoming an increasingly important competitive factor.

Competitive dynamics may impact the success of efforts to improve our underwriting margins on our insurance products. These efforts could include seeking improved rates or improved terms and conditions, and could also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower business volumes. In addition, if our underwriting is not effective, further efforts to increase rates could also lead to “adverse selection”, whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” start-up companies, the number of which has increased significantly in recent years and some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business or distribution models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See "Competition" sections of the discussion on business segments in "Item 1—Business." Technological change can impact us in other ways as well. For example, rapid changes in the sophistication and use of certain types of cyber-attacks, such as ransomware, on our insureds can increase the frequency and severity of losses under our cyber policies.

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

Disruptions to our relationships with our independent agents and brokers or our inability to manage effectively a changing distribution landscape could adversely affect us. We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries, including the agency affiliate of GEICO, with whom we have had a distribution arrangement for homeowners' business since 1995. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Agents and brokers may increasingly compete with us to the extent that markets increasingly provide them with direct access to providers of capital seeking exposure to insurance risk or if they become affiliated with carriers that compete with us. In all of the foregoing situations, loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

Our efforts or the efforts of agents and brokers with respect to new products or markets, alternate distribution channels, changes to commission terms as well as changes in the way agents and brokers utilize data and technology, including in ways that may be in direct competition with us, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.

In certain markets, brokers increasingly have been packaging portfolios of risks together and offering them to fewer carriers. In these and other situations, agents and brokers have an increased influence over policy language and compensation structure which, if we participate on that basis, could adversely impact our ability to profitably manage underwriting risk. It could also lead to commoditization of products, which could increase the focus on price and cost management and decrease our ability to differentiate our products in the marketplace with customers based on other factors.

Customers in the past have brought claims against us for the actions of our agents. Even with proper controls in place, actual or alleged errors or inaccuracies by our agents could result in our involvement in disputes, litigation or regulatory actions.

Our efforts to develop new products, expand in targeted markets, improve business processes and workflows or make acquisitions may not be successful and may create enhanced risks. From time to time, to protect and grow market share and/or improve our productivity and efficiency, we invest in strategic initiatives and pursue acquisitions. These efforts may require us to make substantial expenditures and not be successful, and even if successful, they may create additional risks:

•Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk;
•Models underlying automated underwriting and pricing decisions may not be effective;
•Demand for new products or expansion into new markets may not meet our expectations;
•New products and expansion into new markets may change our risk exposures, and the data and models we use to manage such exposures may not be as effective as those we use in existing markets or with existing products;
•Acquisitions may not be successfully integrated, resulting in substantial disruption, costs or delays and adversely affecting our ability to compete, and may also result in unforeseen liabilities or impact our credit ratings; and
•In connection with the conversion of policyholders to a new product, some policyholders’ pricing may increase while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.

These efforts may require us to make substantial expenditures, which may negatively impact results in the near term, and if not successful, could materially and adversely affect our results of operations.

We may be adversely affected if our pricing and capital models provide materially different indications than actual results. Our profitability substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize proprietary and third-party models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We incorporate our historical loss experience, external industry and other data, and economic indices into our modeling processes, and we use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these modeling processes, analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These modeling processes incorporate numerous assumptions and forecasts about the future level and variability of the frequency and severity of losses, inflation, interest rates and capital requirements, among others, that are difficult to make and may differ materially from actual results. In addition, as the number of third-party models increases, it becomes more difficult to validate, manage and integrate such models as they evolve over time, and the risk associated with assimilating the output from such models into our decisions increases.

If we fail to appropriately price the risks we insure or fail to change our pricing models to appropriately reflect our experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, for example due to changing climate conditions, legislative or regulatory changes, changes in behavior such as distracted driving or a more aggressive tort environment, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil and Colombia through joint ventures. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability could result in financial market disruption or an economic downturn in such regions. The U.K.'s withdrawal from the European Union, for example, could have economic impacts such as inflation and decreased GDP in the U.K. and in regions that trade with the U.K. For certain specialty business, we give managing general agents binding authority, which exposes us to additional risks.

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

Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of our products could reduce our future profitability. Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria and other data or methodologies used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds, such as the impact of external data sources, algorithms and predictive models on protected classes of customers. Resulting legislative or regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, or other data or methodologies, which could materially and adversely affect our results of operations.

Technology and Intellectual Property Risks

Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our systems could significantly impair our ability to perform necessary business functions on a timely basis. In the event of a computer virus or natural or other disaster, our systems could be inaccessible for an extended period of time. In addition, because our systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems or our other business processes, such as new payment technologies, are not effectively implemented. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations. If our business continuity plans do not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. In addition, should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, any resulting loss of business could materially and adversely affect our future business volume and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers and employee or vendor misconduct, and other external hazards (such as imposter scams), could expose our data systems to security breaches, cyber-attacks or other disruptions. Increased use of data supplied by third parties in our business increases our exposure to this risk. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may not be successful and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. Also, our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations.

We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers or as we choose to move additional functions to the cloud.

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

We may be subject to claims by third parties from time to time that our products, services and technologies infringe on their intellectual property rights. In recent years, certain entities have acquired patents in order to allege claims of infringement against companies, including in some cases, us. Any intellectual property infringement claims brought against us could cause us to spend significant time and money to defend ourselves, regardless of the merits of the claims. If we are found to infringe any third-party intellectual property rights, it could result in reputational harm, payment of significant monetary damages or fees and/or substantial time and expense to redesign our products, services or technologies to avoid the infringement. In addition, we use third-party software in some of our products, services and technologies. If any of our software vendors or licensors are faced with infringement claims, we may lose our ability to use such software until the dispute is resolved. If we cannot successfully redesign an infringing product, service or technology (or procure a substitute version), this could have a material adverse effect on our business and ability to compete.

Regulatory and Compliance Risks

Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth. These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all 50 states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies or an increase in amounts paid by guaranty funds could result in additional assessments levied against us.

These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or reject rate increases or other terms and conditions due to the economic environment or other factors. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers' compensation insurance could impact the demand for our products, and the legalization of cannabis in certain states could potentially increase loss costs. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers' compensation insurance, could also significantly harm the insurance industry, including us. State, federal or international laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”

We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective. Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls, or the controls of our joint ventures or recently acquired businesses, are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings or damage to our reputation.

Item 1B.    UNRESOLVED STAFF COMMENTS
NONE.

Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 164 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.

In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS
The information required with respect to this item can be found under "Contingencies" in note 17 of notes to the consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    MINE SAFETY DISCLOSURES
NONE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about the Company's executive officers is incorporated by reference from Part III—Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 36,447 as of February 5, 2021. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

For information regarding dividends paid to shareholders in 2020, 2019 and 2018, and the declaration and payment of future dividends, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends."

SHAREHOLDER RETURN PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company’s common stock and the common stock of companies included in the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2015	2016	2017	2018	2019	2020
The Travelers Companies, Inc.	$100.00	$110.95	$125.79	$113.65	$132.98	$140.11
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
S&P 500 Property & Casualty Insurance Index	100.00	115.71	141.61	134.96	169.88	180.63
________________________________________
(1)The cumulative total return to shareholders is a concept used to compare the performance of a company's stock over time. Cumulative total return to shareholders is calculated as the net stock price change for the specified time period plus the cumulative amount of dividends (assuming dividend reinvestment on the respective dividend payment dates) divided by the stock price at the beginning of the time period.
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2015.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2020 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA) and WR Berkley Corporation. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through December 31, 2020, the Company's cumulative return to shareholders was 270% as compared to 255% for the S&P 500 Index and 182% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2020	Oct. 31, 2020	269	$118.18	—	$1,361
Nov. 1, 2020	Nov. 30, 2020	3,579	$133.11	—	$1,361
Dec. 1, 2020	Dec. 31, 2020	1,464,569	$136.80	1,462,251	$1,161
Total		1,468,417	$136.78	1,462,251	$1,161

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

The Company acquired 6,166 shares for a total of approximately $0.8 million during the three months ended December 31, 2020 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company's share repurchases, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
(in millions, except per share amounts)	2020	2019	2018	2017	2016

Total revenues	$31,981	$31,581	$30,282	$28,902	$27,625
Net income	$2,697	$2,622	$2,523	$2,056	$3,014
Total investments	$84,423	$77,884	$72,278	$72,502	$70,488
Total assets	116,764	110,122	104,233	103,483	100,245
Claims and claim adjustment expense reserves	54,521	51,849	50,668	49,650	47,979
Total long-term debt	6,450	5,958	5,964	5,971	5,887
Total liabilities	87,563	84,179	81,339	79,752	77,024
Total shareholders' equity	29,201	25,943	22,894	23,731	23,221
Net income per share
Basic	$10.56	$10.01	$9.37	$7.39	$10.39
Diluted	$10.52	$9.92	$9.28	$7.33	$10.28
Year-end common shares outstanding	252.4	255.5	263.6	271.4	279.6
Per common share amounts
Cash dividends	$3.37	$3.23	$3.03	$2.83	$2.62
Book value	$115.68	$101.55	$86.84	$87.46	$83.05

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2020 and 2019, including year-to-year comparisons between 2020 and 2019. Year-to-year comparisons between 2019 and 2018 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

FINANCIAL HIGHLIGHTS
2020 Consolidated Results of Operations
•Net income of $2.70 billion, or $10.56 per share basic and $10.52 per share diluted
•Net earned premiums of $29.04 billion
•Catastrophe losses of $1.61 billion ($1.27 billion after-tax)
•Net favorable prior year reserve development of $351 million ($276 million after-tax)
•Combined ratio of 95.0%
•Net investment income of $2.23 billion ($1.91 billion after-tax)
•Operating cash flows of $6.52 billion
2020 Consolidated Financial Condition
•Total investments of $84.42 billion; fixed maturities and short-term securities comprise 94% of total investments
•Total assets of $116.76 billion
•Total debt of $6.55 billion, resulting in a debt-to-total capital ratio of 18.3% (20.7% excluding net unrealized investment gains, net of tax, included in shareholders' equity)
•Repurchased 5.2 million common shares for total cost of $672 million and paid $861 million of dividends to shareholders
•Shareholders’ equity of $29.20 billion
•Net unrealized investment gains of $5.18 billion ($4.07 billion after-tax)
•Book value per common share of $115.68
•Holding company liquidity of $1.69 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2020	2019	2018
Revenues
Premiums	$29,044	$28,272	$27,059
Net investment income	2,227	2,468	2,474
Fee income	429	459	432
Net realized investment gains	2	113	114
Other revenues	279	269	203
Total revenues	31,981	31,581	30,282
Claims and expenses
Claims and claim adjustment expenses	19,123	19,133	18,291
Amortization of deferred acquisition costs	4,773	4,601	4,381
General and administrative expenses	4,509	4,365	4,297
Interest expense	339	344	352
Total claims and expenses	28,744	28,443	27,321
Income before income taxes	3,237	3,138	2,961
Income tax expense	540	516	438
Net income	$2,697	$2,622	$2,523
Net income per share
Basic	$10.56	$10.01	$9.37
Diluted	$10.52	$9.92	$9.28
Combined ratio
Loss and loss adjustment expense ratio	65.1%	66.9%	66.8%
Underwriting expense ratio	29.9	29.6	30.1
Combined ratio	95.0%	96.5%	96.9%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of earnings per common share are presented on a diluted basis.

Overview
Diluted net income per share of $10.52 in 2020 increased by 6% over diluted net income per share of $9.92 in 2019. Net income of $2.70 billion in 2020 increased by 3% over net income of $2.62 billion in 2019. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (ii) net favorable prior year reserve development in 2020, compared to net unfavorable prior year reserve development in 2019, partially offset by (iii) higher catastrophe losses, (iv) lower net investment income and (v) lower net realized investment gains. Catastrophe losses in 2020 and 2019 were $1.61 billion and $886 million, respectively. Net favorable prior year reserve development in 2020 was $351 million, compared to net unfavorable prior year reserve development of $60 million in 2019. The higher underlying underwriting margins in 2020 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in 2020 was higher than in 2019, primarily reflecting the impact of the increase in income before income taxes.

Impact of COVID-19 and Related Economic Conditions

Beginning in March 2020 and continuing through the end of 2020, the global pandemic caused by the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions impacted the Company's results of operations. The Company's underwriting margins were impacted as follows:

•Earned premiums were negatively impacted by premium refunds in Personal Insurance provided to personal automobile customers. In Business Insurance, earned premiums were negatively impacted by a modest reduction in exposures and reduced levels of new business. Additionally, Business Insurance earned premiums were negatively impacted by reductions in the Company's estimate of ultimate audit premiums receivable. Earned premiums in Bond & Specialty Insurance were not materially impacted by COVID-19 and related economic conditions.

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

In addition to the foregoing impacts on its underwriting margins, the Company also experienced the following impacts of COVID-19 and related economic conditions:

•Other income was negatively impacted by declines in installment premium charges attributable to the impact of billing relief actions offered to customers.

•Net investment income from the Company's other investments of $209 million was impacted by continued volatility in global financial markets. Other investments include private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see "Outlook" and "Part I—Item 1A—Risk Factors."

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2020 and 2019, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2020 were $29.04 billion, $772 million or 3% higher than in 2019. In Business Insurance, earned premiums in 2020 were comparable with 2019. Earned premiums in Business Insurance in 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, as well as reductions in the Company's estimate of ultimate audit premiums receivable, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in 2020 increased by 10% over 2019. Earned premiums in Bond & Specialty Insurance in 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in 2020 increased by 5% over 2019. Earned premiums in Personal Insurance in 2020 were reduced by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the levels of earned premiums in each segment in 2020 as compared with 2019 are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2020	2019	2018
Average investments(1)	$78,070	$74,866	$73,031
Pre-tax net investment income	2,227	2,468	2,474
After-tax net investment income	1,908	$2,097	2,102
Average pre-tax yield(2)	2.9%	3.3%	3.4%
Average after-tax yield(2)	2.4%	2.8%	2.9%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2020 was $2.23 billion, $241 million or 10% lower than in 2019. Net investment income from fixed maturity investments in 2020 was $2.01 billion, $59 million lower than in 2019. The decrease primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in 2020 was $44 million, $61 million lower than in 2019. The decrease primarily resulted from lower short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in 2020 was $209 million, $124 million lower than in 2019. The decline in net investment income from these portfolios in 2020 compared with 2019 primarily reflected the impact of the disruption in global financial markets associated with COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, the impact of any volatility in global financial markets, including the impact of COVID-19 during 2020, on net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business.  Fee income is described in more detail in the Business Insurance discussion that follows.
Net Realized Investment Gains
The following table sets forth information regarding the Company’s net pre-tax realized investment gains.

(for the year ended December 31, in millions)	2020	2019	2018

Credit impairment losses:
Fixed maturities	$(15)	$(4)	$(1)
Other investments	(40)	—	—
Net realized investment gains (losses) on equity securities still held	25	61	(29)
Other net realized investment gains, including from sales	32	56	144
Total	$2	$113	$114
In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.
Other net realized investment gains in 2020 included $67 million of net realized investment gains related to fixed maturity investments, $17 million of net realized investment losses related to equity securities sold and $18 million of net realized investment losses related to other investments. Other net realized investment gains in 2019 included $59 million of net realized investment gains related to fixed maturity investments, $12 million of net realized investment gains related to equity securities sold and $15 million of net realized investment losses related to foreign currency translation and other investments.
Other Revenues
Other revenues in all years presented included revenues from Simply Business and installment premium charges.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2020 were $19.12 billion, comparable with 2019, primarily reflecting (i) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions, (ii) net favorable prior year reserve development as compared with net unfavorable prior year reserve development in 2019 and (iii) lower non-catastrophe weather-related losses in Personal Insurance, largely offset by (iv) higher catastrophe losses, (v) loss cost trends, (vi) higher loss estimates for management liability coverages in Bond & Specialty Insurance, primarily due to the impact of COVID-19 and related economic conditions, and (vii) higher business volumes. Catastrophes in 2020 primarily resulted from the derecho windstorm in the midwestern region of the United States, the Glass wildfire in California, Tropical Storm Isaias, Hurricanes Zeta and Laura, additional wildfires in the western United States, tornado activity in Tennessee, other severe wind storms and winter storms in several regions of the United States and civil unrest. Catastrophes in 2019 primarily resulted from Hurricane Dorian and several winter, wind and hail storms throughout the United States. Catastrophe and non-catastrophe weather-related losses, including losses from wildfires, in 2020 were reduced by the full $280 million of recoveries available under the Company's 2020 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty. Catastrophe and non-catastrophe weather-related losses in 2019 were reduced by $135 million of recoveries available under the Company's 2019 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net favorable prior year reserve development in 2020 included subrogation recoveries related to wildfires in California in 2017 and 2018, which are discussed in more detail in note 8 of notes to the consolidated financial statements. Factors contributing to net prior year reserve development during the years ended December 31, 2020, 2019 and 2018 are discussed in more detail in note 8 of notes to the consolidated financial statements.
Significant Catastrophe Losses
The Company defines a “catastrophe” as an event:
•that is designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada; and
•for which the Company’s estimates of its ultimate losses before reinsurance and taxes exceed a pre-established dollar threshold.
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2020 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2020, 2019 and 2018, the amount of net unfavorable (favorable) prior year reserve development recognized in 2020 and 2019 for catastrophes that occurred in 2019 and 2018, and the estimate of ultimate losses for those catastrophes at December 31, 2020, 2019 and 2018. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2020	2019	2018	2020	2019	2018
2018
PCS Serial Number:
15 — Winter storm	1	$(4)	144	141	140	144
17 — Severe wind and hail storms	(1)	(6)	111	104	105	111
33 — Severe wind and hail storms	—	2	117	119	119	117
52 — Hurricane Florence	(1)	(18)	106	87	88	106
57 — Hurricane Michael	(12)	2	158	148	160	158
59 — California wildfire—Camp fire (2)	(192)	2	334	144	336	334
60 — California wildfire—Woolsey fire	—	10	119	129	129	119
2019
PCS Serial Number:
33 — Severe wind storms	8	250	n/a	258	250	n/a
61 — Severe wind storms and tornadoes	8	109	n/a	117	109	n/a
2020
PCS Serial Number:
16 — Tennessee tornado activity	151	n/a	n/a	151	n/a	n/a
19 — Severe storms	134	n/a	n/a	134	n/a	n/a
20 — Severe storms	165	n/a	n/a	165	n/a	n/a
33 — Civil unrest	100	n/a	n/a	100	n/a	n/a
44 — Tropical Storm Isaias	140	n/a	n/a	140	n/a	n/a
46 — Midwest derecho	212	n/a	n/a	212	n/a	n/a
68 — California wildfire - Glass fire (3)	145	n/a	n/a	145	n/a	n/a
___________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2020 and 2019 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2020 through and including December 31, 2020, and the period January 1, 2019 through and including December 31, 2019, respectively. As a result, the benefit from those treaties are not included in the table as the allocation of the treaties' benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

(2) Favorable prior year reserve development in 2020 included the benefit of PG&E subrogation recoveries applicable to this event, which are discussed in more detail in note 8 of notes to the consolidated financial statements.

(3) In addition to the Glass fire, there were 16 other PCS-designated wildfires in 2020. While none of the 16 wildfires were individually large enough to meet the Company's threshold for disclosure as a significant catastrophe in this table, total losses from those wildfires were $169 million, of which two wildfires totaling $73 million met the Company's threshold for disclosure as catastrophes.

n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2020 was $4.77 billion, $172 million or 4% higher than in 2019. The increase in 2020 was generally consistent with the increase in earned premium before the impact of premium refunds referred to above. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in 2020 were $4.51 billion, $144 million or 3% higher than in 2019, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in 2020 and 2019 was $339 million and $344 million, respectively.
Income Tax Expense
Income tax expense in 2020 was $540 million, $24 million or 5% higher than in 2019, primarily reflecting the impact of the $99 million increase in income before income taxes in 2020.

The Company’s effective tax rate was 17% and 16% in 2020 and 2019, respectively. The effective tax rates in both years were lower than the statutory rate of 21%, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio
The combined ratio of 95.0% in 2020 was 1.5 points lower than the combined ratio of 96.5% in 2019. The loss and loss adjustment expense ratio of 65.1% in 2020 was 1.8 points lower than the loss and loss adjustment expense ratio of 66.9% in 2019. The underwriting expense ratio of 29.9% in 2020 was 0.3 points higher than the underwriting expense ratio of 29.6% in 2019.

Catastrophe losses in 2020 and 2019 accounted for 5.5 points and 3.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2020 provided 1.2 points of benefit to the combined ratio. Net unfavorable prior year reserve development in 2019 accounted for 0.2 points of the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses ("underlying combined ratio") in 2020 was 2.5 points lower than the 2019 ratio on the same basis, primarily reflecting (i) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers), (ii) earned pricing that exceeded loss cost trends in Business Insurance and (iii) lower non-catastrophe weather-related losses in Personal Insurance, partially offset by (iv) higher loss estimates for management liability coverages in Bond & Specialty Insurance, primarily due to the impact of COVID-19 and related economic conditions.

In recent periods, both prior year reserve development and the underlying combined ratio have been impacted by adverse developments in the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Business Insurance	$17,060	$17,151	$16,255
Bond & Specialty Insurance	3,184	2,931	2,665
Personal Insurance	11,519	10,981	10,332
Total	$31,763	$31,063	$29,252

	Net Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Business Insurance	$15,431	$15,629	$14,956
Bond & Specialty Insurance	2,951	2,739	2,528
Personal Insurance	11,350	10,783	10,224
Total	$29,732	$29,151	$27,708

Gross and net written premiums in 2020 both increased by 2% over 2019. Gross and net written premiums in Business Insurance in 2020 both decreased by 1% from 2019. Gross and net written premiums in Business Insurance in 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions. Gross and net written premiums in Bond & Specialty Insurance in 2020 increased by 9% and 8%, respectively, over 2019, primarily driven by increases in the management liability product line. Gross and net written premiums in Bond & Specialty Insurance in 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in 2020 both increased by 5% over 2019, primarily driven by increases in the homeowners and other product line. Gross and net written premiums in Personal Insurance in 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2020	2019	2018
Revenues
Earned premiums	$15,294	$15,300	$14,722
Net investment income	1,633	1,816	1,833
Fee income	405	437	412
Other revenues	176	155	112
Total revenues	17,508	17,708	17,079

Total claims and expenses	15,986	16,093	15,182

Segment income before income taxes	1,522	1,615	1,897
Income tax expense	213	223	259
Segment income	$1,309	$1,392	$1,638

Loss and loss adjustment expense ratio	69.4%	70.3%	67.8%
Underwriting expense ratio	30.9	30.6	31.3
Combined ratio	100.3%	100.9%	99.1%
Overview
Segment income in 2020 was $1.31 billion, $83 million or 6% lower than segment income of $1.39 billion in 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income and (ii) higher catastrophe losses, partially offset by (iii) lower net unfavorable prior year reserve development and (iv) higher underlying underwriting margins. Net unfavorable prior year reserve development in 2020 and 2019 was $91 million and $258 million, respectively. Catastrophe losses in 2020 and 2019 were $645 million and $470 million, respectively. The higher underlying underwriting margins were impacted by earned pricing that exceeded loss cost trends. COVID-19 and related economic conditions had a modest net unfavorable impact on underlying underwriting margins. Income tax expense in 2020 was lower than in 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums of $15.29 billion in 2020 were comparable with 2019. Earned premiums in 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, as well as reductions in the Company's estimate of ultimate audit premiums receivable, in each case impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2020 was $1.63 billion, $183 million or 10% lower than in 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2020 compared with 2019. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2020 was $405 million, $32 million or 7% lower than in 2019, primarily reflecting lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in 2020 were $176 million, $21 million or 14% higher than in 2019, primarily reflecting growth in revenues from Simply Business. Other revenues also included installment premium charges and other policyholder service charges.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2020 were $10.80 billion, $159 million or 1% lower than in 2019, primarily reflecting the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions, and also including a decrease in new business levels and (ii) lower net unfavorable prior year reserve development, partially offset by (iii) loss cost trends and (iv) higher catastrophe losses (net of recoveries under the property aggregate catastrophe reinsurance treaties discussed above).

Net unfavorable prior year reserve development in 2020 included the favorable impact of subrogation recoveries related to wildfires in California in 2017 and 2018. Factors contributing to net prior year reserve development during the years ended December 31, 2020, 2019 and 2018 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2020 was $2.52 billion, $15 million or 1% higher than in 2019, generally consistent with the change in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2020 were $2.66 billion, $37 million or 1% higher than in 2019. General and administrative expenses in 2019 included a benefit related to a state assessment. General and administrative expenses in 2020 included the benefit of lower travel-related expenses, partially offset by an increased allowance for expected credit losses on premiums receivable, in each case attributable to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in 2020 was $213 million, $10 million or 4% lower than in 2019, primarily reflecting the impact of the $93 million decrease in income before income taxes in 2020.

Combined Ratio
The combined ratio of 100.3% in 2020 was 0.6 points lower than the combined ratio of 100.9% in 2019. The loss and loss adjustment expense ratio of 69.4% in 2020 was 0.9 points lower than the loss and loss adjustment expense ratio of 70.3% in 2019. The underwriting expense ratio of 30.9% in 2020 was 0.3 points higher than the underwriting expense ratio of 30.6% in 2019.

Catastrophe losses in 2020 and 2019 accounted for 4.2 points and 3.0 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in 2020 and 2019 accounted for 0.6 points and 1.7 points, respectively, of the combined ratio. The underlying combined ratio in 2020 was 0.7 points lower than the 2019 ratio on the same basis, impacted by earned pricing that exceeded loss cost trends. COVID-19 and related economic conditions had a modest net unfavorable impact on the underlying combined ratio.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Select Accounts	$2,848	$2,945	$2,841
Middle Market	9,017	9,073	8,537
National Accounts	1,540	1,603	1,601
National Property and Other	2,460	2,279	2,036
Total Domestic	15,865	15,900	15,015
International	1,195	1,251	1,240
Total Business Insurance	$17,060	$17,151	$16,255

	Net Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Select Accounts	$2,821	$2,911	$2,828
Middle Market	8,511	8,630	8,214
National Accounts	996	1,051	1,025
National Property and Other	2,086	1,965	1,805
Total Domestic	14,414	14,557	13,872
International	1,017	1,072	1,084
Total Business Insurance	$15,431	$15,629	$14,956

Gross and net written premiums in 2020 both decreased by 1% from 2019. Gross and net written premiums in 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions.

Select Accounts. Net written premiums of $2.82 billion in 2020 decreased by 3% from 2019. Retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive but were lower than in 2019. New business premiums in 2020 decreased from 2019.

Middle Market. Net written premiums of $8.51 billion in 2020 decreased by 1% from 2019. Retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive and were higher than in 2019. New business premiums in 2020 decreased from 2019.

National Accounts. Net written premiums of $996 million in 2020 decreased by 5% from 2019. Net written premiums in 2019 included a benefit related to a transaction to close out prior year liabilities with a former customer. Retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive and were comparable to 2019. New business premiums in 2020 decreased from 2019.

National Property and Other. Net written premiums of $2.09 billion in 2020 increased by 6% over 2019. Retention rates declined in 2020. Renewal premium changes in 2020 remained positive and were higher than in 2019. New business premiums in 2020 increased over 2019.

International. Net written premiums of $1.02 billion in 2020 decreased by 5% from 2019, primarily driven by decreases in the Company's operations in Canada and at Lloyd's.
Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2020	2019	2018
Revenues
Earned premiums	$2,823	$2,565	$2,420
Net investment income	213	233	233
Other revenues	27	26	23
Total revenues	3,063	2,824	2,676

Total claims and expenses	2,483	2,055	1,685

Segment income before income taxes	580	769	991
Income tax expense	107	151	198
Segment income	$473	$618	$793

Loss and loss adjustment expense ratio	51.5%	42.2%	31.5%
Underwriting expense ratio	35.9	37.3	37.5
Combined ratio	87.4%	79.5%	69.0%

Overview

Segment income in 2020 was $473 million, $145 million or 23% lower than segment income of $618 million in 2019. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins, (ii) net unfavorable prior year reserve development of $1 million in 2020 compared to net favorable prior year reserve development of $65 million in 2019 and (iii) lower net investment income. Catastrophe losses in 2020 and 2019 were $11 million and $5 million, respectively. The lower underlying underwriting margins reflected the impacts of higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, partially offset by higher business volumes. Income tax expense in 2020 was lower than in 2019, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in 2020 were $2.82 billion, $258 million or 10% higher than in 2019, primarily reflecting an increase in net written premiums over the preceding twelve months. Earned premiums in 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2020 was $213 million, $20 million or 9% lower than in 2019. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2020 as compared with the 2019. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2020 were $1.46 billion, $370 million or 34% higher than in 2019, primarily reflecting the impacts of (i) higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions, (ii) an insignificant amount of net unfavorable prior year reserve development in 2020 compared to net favorable prior year reserve development in 2019 and (iii) higher business volumes.

Factors contributing to net prior year reserve development during the years ended December 31, 2020, 2019 and 2018 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2020 was $519 million, $41 million or 9% higher than in 2019, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2020 were $500 million, $17 million or 4% higher than in 2019, primarily reflecting the impact of higher business volumes, partially offset by lower travel-related expenses attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in 2020 was $107 million, $44 million or 29% lower than in 2019, primarily reflecting the impact of the $189 million decrease in income before income taxes in 2020.

Combined Ratio
The combined ratio of 87.4% in 2020 was 7.9 points higher than the combined ratio of 79.5% in 2019. The loss and loss adjustment expense ratio of 51.5% in 2020 was 9.3 points higher than the loss and loss adjustment expense ratio of 42.2% in 2019. The underwriting expense ratio of 35.9% in 2020 was 1.4 points lower than the underwriting expense ratio of 37.3% in 2019.

Net unfavorable prior year reserve development had no impact on the combined ratio in 2020. Net favorable prior year reserve development in 2019 provided 2.5 points of benefit to the combined ratio.  Catastrophe losses in 2020 and 2019 accounted for 0.4 points and 0.2 points, respectively, of the combined ratio. The underlying combined ratio in 2020 was 5.2 points higher than the 2019 ratio on the same basis, reflecting the impact of higher loss estimates for management liability coverages, primarily due to the impact of COVID-19 and related economic conditions.

Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Management Liability	$1,920	$1,720	$1,523
Surety	910	926	887
Total Domestic	2,830	2,646	2,410
International	354	285	255
Total Bond & Specialty Insurance	$3,184	$2,931	$2,665

	Net Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Management Liability	$1,769	$1,605	$1,455
Surety	845	866	835
Total Domestic	2,614	2,471	2,290
International	337	268	238
Total Bond & Specialty Insurance	$2,951	$2,739	$2,528

Gross written premiums in 2020 increased by 9% over 2019. Net written premiums in 2020 increased by 8% over 2019. Gross and net written premiums in 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic. Net written premiums in 2020 were $2.61 billion, $143 million or 6% higher than in 2019. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive and were higher than in 2019. New business premiums in 2020 decreased from 2019.

International. Net written premiums in 2020 were $337 million, $69 million or 26% higher than in 2019, primarily driven by increases in the United Kingdom.

Personal Insurance

Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2020	2019	2018
Revenues
Earned premiums	$10,927	$10,407	$9,917
Net investment income	381	419	408
Fee income	24	22	20
Other revenues	76	87	66
Total revenues	11,408	10,935	10,411

Total claims and expenses	9,905	9,916	10,072

Segment income before income taxes	1,503	1,019	339
Income tax expense	308	195	42
Segment income	$1,195	$824	$297

Loss and loss adjustment expense ratio	62.8%	68.0%	74.1%
Underwriting expense ratio	26.9	26.2	26.5
Combined ratio	89.7%	94.2%	100.6%

Overview

Segment income in 2020 was $1.20 billion, $371 million or 45% higher than segment income of $824 million in 2019. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher catastrophe losses and (iv) lower net investment income. Catastrophe losses in 2020 and 2019 were $957 million and $411 million, respectively. Net favorable prior year reserve development in 2020 and 2019 was $443 million and $133 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers), lower non-catastrophe weather-related losses in the homeowners and other product line and higher business volumes. Income tax expense in 2020 was higher than in 2019, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2020 were $10.93 billion, $520 million or 5% higher than in 2019, primarily reflecting an increase in net written premiums over the preceding twelve months, partially offset by the impact of premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2020 was $381 million, $38 million or 9% lower than in 2019. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2020 as compared with the 2019. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in all years presented included installment premium charges. Installment premium charges in 2020 were lower than in 2019, primarily attributable to the impact of billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2020 were $6.86 billion, $221 million or 3% lower than in 2019, primarily reflecting the impacts of (i) lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions, (ii) higher net favorable prior year reserve development and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iv) higher catastrophe losses, (v) higher business volumes and (vi) loss cost trends.

Net favorable prior year reserve development in 2020 primarily resulted from subrogation recoveries related to wildfires in California in 2017 and 2018. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2020, 2019 and 2018 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2020 was $1.74 billion, $116 million or 7% higher than in 2019, generally consistent with the increase in earned premiums before the impact of premium refunds referred to above.

General and Administrative Expenses
General and administrative expenses in 2020 were $1.31 billion, $94 million or 8% higher than in 2019. The increase in 2020 included higher contingent commissions and an increased allowance for expected credit losses on premiums receivable, in each case primarily due to the impact of COVID-19 and related economic conditions, as well as the impact of higher business volumes.

Income Tax Expense
Income tax expense in 2020 was $308 million, $113 million or 58% higher than in 2019, primarily reflecting the impact of the $484 million increase in income before income taxes in 2020.

Combined Ratio
The combined ratio of 89.7% in 2020 was 4.5 points lower than the combined ratio of 94.2% in 2019. The loss and loss adjustment expense ratio of 62.8% in 2020 was 5.2 points lower than the loss and loss adjustment expense ratio of 68.0% in 2019. The underwriting expense ratio of 26.9% in 2020 was 0.7 points higher than the underwriting expense ratio of 26.2% in 2019.

Catastrophe losses accounted for 8.8 points and 4.0 points of the combined ratio in 2020 and 2019, respectively. Net favorable prior year reserve development in 2020 and 2019 provided 4.1 points and 1.3 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2020 was 6.5 points lower than the 2019 ratio on the same basis, primarily reflecting the impacts of lower losses in the automobile product line due to a decrease in miles driven attributable to COVID-19 and related economic conditions (net of premium refunds provided to personal automobile customers) and lower non-catastrophe weather-related losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Agency:
Automobile	$5,106	$5,154	$4,998
Homeowners and Other	5,310	4,685	4,213
Total Agency	10,416	9,839	9,211
Direct-to-Consumer	436	418	398
Total Domestic	10,852	10,257	9,609
International	667	724	723
Total Personal Insurance	$11,519	$10,981	$10,332

	Net Written Premiums
(for the year ended December 31, in millions)	2020	2019	2018
Domestic:
Agency:
Automobile	$5,080	$5,124	$4,972
Homeowners and Other	5,185	4,540	4,148
Total Agency	10,265	9,664	9,120
Direct-to-Consumer	433	412	396
Total Domestic	10,698	10,076	9,516
International	652	707	708
Total Personal Insurance	$11,350	$10,783	$10,224

Gross and net written premiums in the segment's Domestic Agency Automobile and Direct-to-Consumer product lines, as well as in the segment's International operations, were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions.
Domestic Agency Written Premiums
Personal Insurance’s domestic Agency business comprises business written through agents, brokers and other intermediaries.

Domestic Agency gross and net written premiums in 2020 both increased by 6% over 2019.

Domestic Agency Automobile net written premiums of $5.08 billion in 2020 were 1% lower than in 2019. Retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive but were lower than in 2019. New business premiums in 2020 increased over 2019.

Domestic Agency Homeowners and Other net written premiums of $5.19 billion in 2020 were 14% higher than in 2019. Retention rates remained strong in 2020. Renewal premium changes in 2020 remained positive and were higher than in 2019. New business premiums in 2020 increased over 2019.

For its domestic Agency business, Personal Insurance had approximately 8.0 million and 7.5 million active policies at December 31, 2020 and 2019, respectively.

Direct-to-Consumer and International Written Premiums
Direct-to-Consumer net written premiums in 2020 were 5% higher than in 2019, primarily driven by increases in the homeowners and other product line.
International net written premiums in 2020 were 8% lower than in 2019, primarily driven by declines in the automobile product line.

For its Direct-to-Consumer and International business, Personal Insurance had approximately 841,000 and 869,000 active policies at December 31, 2020 and 2019, respectively.
Interest Expense and Other

(for the year ended December 31, in millions)	2020	2019	2018
Income (loss)	$(291)	$(297)	$(298)

The Income (loss) for Interest Expense and Other in 2020 was $6 million lower than in 2019. Pre-tax interest expense in 2020 and 2019 was $339 million and $344 million, respectively. After-tax interest expense in 2020 and 2019 was $268 million and $272 million, respectively.

ASBESTOS CLAIMS AND LITIGATION
The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company has received and continues to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally primary targets of asbestos litigation. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years.  The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. Prioritizing claims involving credible evidence of injuries, along with the focus on defendants who were not traditionally primary targets of asbestos litigation, contributes to the claims and claim adjustment expense payment patterns experienced by the Company. The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder with open claims at least annually.  Among the factors the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; the potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

The Company's net asbestos reserves at December 31, 2020 and 2019 were $1.34 billion and $1.28 billion, respectively, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement. Additionally, a portion of the asbestos reserves relates to assumed reinsurance contracts primarily consisting of reinsurance of excess coverage, including various pool participations.

The Company conducts an annual review of domestic policyholders with open asbestos claims. Policyholders are identified for this review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder.
In the third quarter of 2020, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:
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

The number of policyholders with open asbestos claims declined slightly while gross asbestos-related payments increased slightly, in each case when compared to 2019. Payments on behalf of these policyholders continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders and the assumed reinsurance component of reserves, as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves, and the Company’s evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.

The completion of these reviews and analyses in 2020, 2019 and 2018 resulted in $295 million, $220 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in 2020, 2019 and 2018 were $237 million, $224 million and $225 million, respectively.  Approximately 1%, 4% and 9% of total net paid losses in 2020, 2019 and 2018, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.
The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2020	2019	2018
Beginning reserves:
Gross	$1,601	$1,608	$1,538
Ceded	(322)	(327)	(257)
Net	1,279	1,281	1,281
Incurred losses and loss expenses:
Gross	362	268	343
Ceded	(67)	(48)	(118)
Net	295	220	225
Paid loss and loss expenses:
Gross	295	277	273
Ceded	(58)	(53)	(48)
Net	237	224	225
Foreign exchange and other:
Gross	—	2	—
Ceded	1	—	—
Net	1	2	—
Ending reserves:
Gross	1,668	1,601	1,608
Ceded	(330)	(322)	(327)
Net	$1,338	$1,279	$1,281

ENVIRONMENTAL CLAIMS AND LITIGATION
The Company has received and continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances, frequently under policies issued prior to the mid-1980s. These claims are mainly brought pursuant to various state or federal statutes that require a liable party to undertake or pay for environmental remediation. For example, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under these statutes may be joint and several with other responsible parties. The Company has also been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions pertaining to environmental claims have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. For more information regarding environmental claims and litigation, see note 8 of notes to the consolidated financial statements.

In 2020, 2019 and 2018, the Company increased its net environmental reserves by $54 million, $76 million and $55 million, respectively. Net environmental paid loss and loss expenses in 2020, 2019 and 2018 were $69 million, $90 million and $80 million, respectively. Net environmental reserves were $307 million, $321 million and $334 million at December 31, 2020, 2019 and 2018, respectively.

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

•the risks and lack of predictability inherent in complex litigation;
•a further increase in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated;
•the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements;
•the role of any umbrella or excess policies we have issued;
•the resolution or adjudication of disputes concerning coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these disputes;
•the number and outcome of direct actions against us;
•future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims;
•any impact on asbestos defendants we insure due to the bankruptcy of other asbestos defendants;
•the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers; and
•uncertainties arising from the insolvency or bankruptcy of policyholders.

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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2020 were $84.42 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at December 31, 2020 was $74.00 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2020 and 2019.  Below investment grade securities represented 1.8% and 2.1% of the total fixed maturity investment portfolio at December 31, 2020 and 2019, respectively.  The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.0 excluding short-term securities) at December 31, 2020 and 4.0 (4.3 excluding short-term securities) at December 31, 2019.

The carrying values of investments in fixed maturities classified as available for sale at December 31, 2020 and 2019 were as follows:

	2020		2019
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	Aaa/Aa1	$2,095	Aaa/Aa1
Obligations of states, municipalities and political subdivisions:	0
Local general obligation	18,657	Aaa/Aa1	16,315	Aaa/Aa1
Revenue	12,715	Aaa/Aa1	10,315	Aaa/Aa1
State general obligation	1,444	Aaa/Aa1	1,231	Aaa/Aa1
Pre-refunded	3,544	Aaa/Aa1	2,056	Aaa/Aa1
Total obligations of states, municipalities and political subdivisions	36,360		29,917
Debt securities issued by foreign governments	1,054	Aaa/Aa1	1,173	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	Aaa/Aa1	3,280	Aaa/Aa1
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	3,993	A1	3,841	A1
Insurance	1,380	Aa3	1,183	Aa3
Finance/leasing	22	Ba3	42	Ba3
Brokerage and asset management	94	Aa3	103	A1
Total financial	5,489		5,169
Industrial	17,883	A3	18,128	A3
Public utility	4,255	A2	3,953	A3
Canadian municipal securities	1,653	Aa2	1,416	Aa2
Sovereign corporate securities (2)	609	Aaa	582	Aaa
Commercial mortgage-backed securities and project loans (3)	1,418	Aaa	1,509	Aaa
Asset-backed and other	772	Aa1	912	Aa1
Total all other corporate bonds and redeemable preferred stock	32,079		31,669
Total fixed maturities	$74,003	Aa2	$68,134	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans at December 31, 2020 and 2019 were $392 million and $557 million of securities guaranteed by the U.S. government, respectively, and $0 million and $2 million of securities guaranteed by government-sponsored enterprises at December 31, 2020 and 2019, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2020, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$31,653	42.8%
Aa	18,327	24.8
A	12,944	17.5
Baa	9,738	13.1
Total investment grade	72,662	98.2
Below investment grade	1,341	1.8
Total fixed maturities	$74,003	100.0%

Obligations of States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2020 and 2019 included $36.36 billion and $29.92 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2020 and 2019 were $3.54 billion and $2.06 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $32.82 billion of municipal bonds at December 31, 2020 that were not pre-refunded:

(at December 31, 2020, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$61	$3,212	$1,746	$5,019	Aaa/Aa1
California	—	1,544	493	2,037	Aaa/Aa1
Washington	113	1,388	445	1,946	Aaa/Aa1
Virginia	62	986	827	1,875	Aaa
Minnesota	89	1,294	247	1,630	Aaa/Aa1
North Carolina	204	807	512	1,523	Aaa
Massachusetts	—	175	1,140	1,315	Aaa/Aa1
Colorado	—	852	417	1,269	Aa1
Maryland	33	856	190	1,079	Aaa/Aa1
Georgia	166	702	154	1,022	Aaa/Aa1
Wisconsin	177	589	113	879	Aa1
Florida	48	157	671	876	Aa1
Missouri	—	596	263	859	Aa1
Tennessee	63	675	94	832	Aa1
All others (2)	428	4,824	5,403	10,655	Aaa/Aa1
Total	$1,444	$18,657	$12,715	$32,816	Aaa/Aa1

___________________________________________

(1)Rated using external rating agencies or by the Company when a public rating does not exist.  Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
(2)No other single state accounted for 2.5% or more of the total non-pre-refunded municipal bonds.

The following table displays the funding sources for the $12.72 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2020:

(at December 31, 2020, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Higher education	$3,286	Aaa/Aa1
Water	3,255	Aaa/Aa1
Sewer	1,230	Aaa/Aa1
Power utilities	866	Aa1
Industrial	594	Aa3
Special tax	541	Aa1
Fuel sales	315	Aa1
Highway tolls	209	Aa2
General fund	205	Aa1
Transit	195	Aa1
Health care	194	Aa2
Airport and marina	144	A2
Other revenue sources	1,681	Aaa/Aa1
Total	$12,715	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2020.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2020:

(at December 31, 2020, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$798	Aaa/Aa1
United Kingdom	238	Aa3
All others (2)	18	A2
Total	$1,054	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.
The following table shows the Company’s Eurozone exposure at December 31, 2020 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2020, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$73	A2	$—	—	$14	Baa3
Ireland	—	—	—	—	—	—	122	Baa2
Italy	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		73		—		136
Eurozone Non-Periphery
Germany	—	—	—	—	648	Aaa/Aa1	561	A3
France	100	Aa2	1	A2	—	—	608	A2
Netherlands	—	—	141	A1	101	Aaa	377	A1
Austria	—	—	—	—	202	Aa2	—	—
Finland	—	—	116	Aa1	—	—	—	—
Belgium	—	—	—	—	—	—	144	Baa2
Subtotal	100		258		951		1,690
Total	$100		$331		$951		$1,826
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $1.09 billion of short-term securities which have high ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.
In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $147 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $121 million to these partnerships.  The Company has no non-redeemable preferred stock issued by companies in the Eurozone.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2020 and 2019 included $2.36 billion and $3.28 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2020 and 2019, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.42 billion and $1.51 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity limited partnerships, hedge funds and real estate partnerships.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At December 31, 2020 and 2019, the carrying value of the Company's other investments was $3.43 billion and $3.42 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests.  These commitments totaled $1.72 billion and $1.66 billion at December 31, 2020 and 2019, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2020 and 2019, the Company had $139 million and $404 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2020 and 2019 was $254 million and $368 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2020 and 2019.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company's subsidiaries participating in Lloyd's, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $119 million and $173 million held by a wholly-owned subsidiary at December 31, 2020 and 2019, respectively, and $35 million and $34 million held by TRV at December 31, 2020 and 2019, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.

Net Unrealized Investment Gains (Losses)
The net unrealized investment gains (losses) that were included in shareholders' equity were as follows:

(at December 31, in millions)	2020	2019	2018
Fixed maturities	$5,175	$2,853	$(137)
Other investments	—	—	—
Unrealized investment gains (losses) before tax	5,175	2,853	(137)
Tax expense (benefit)	1,101	607	(24)
Net unrealized investment gains (losses) included in shareholders' equity at end of year	$4,074	$2,246	$(113)

Net unrealized investment gains included in shareholders’ equity at December 31, 2020 increased by $1.83 billion over December 31, 2019, primarily due to a decline in interest rates during 2020. Equity securities, which include public common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
At December 31, 2020, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.
For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At December 31, 2020 and 2019, below investment grade securities comprised 1.8% and 2.1%, respectively, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2020 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $199 million and a fair value of $192 million, resulting in a net pre-tax unrealized investment loss of $7 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2020 and accounted for approximately 64% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2020.
Impairment Charges
Impairment charges included in net realized investment gains in the consolidated statement of income were $55 million and $4 million for the years ended December 31, 2020 and 2019, respectively. The total in 2020 included a $40 million other-than-temporary impairment of the carrying value of an equity method investment included in other investments. See note 3 of notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2020, the Company incurred pre-tax realized losses of $3 million on the sale of fixed maturity investments having a fair value of $97 million.

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

The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity), based on the proprietary and third-party computer models utilized by the Company at December 31, 2020.  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $1.7 billion, or 7% of the Company’s common equity at December 31, 2020.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.3	$0.5
1.0% (1-in-100)	$1.7	$0.8
0.4% (1-in-250)	$2.3	$1.2
0.1% (1-in-1,000)	$5.2	$1.8

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	7%	3%
0.4% (1-in-250)	9%	5%
0.1% (1-in-1,000)	21%	7%
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
The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio at December 31, 2020 and catastrophe reinsurance program at January 1, 2021, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1-Business-Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.
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

In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes, hail storms wildfires and winter storms are newer and may be less reliable due to the highly random geographic nature and size of these events. Accordingly, these models may be less accurate in predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism and cyber events, is even more difficult and less reliable, and for some events (both natural and man-made), models are either in early stages of development and, therefore, not widely adopted, or are not available.

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

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades underscore the unpredictability of future climate trends, and changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. The insurance industry experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, more people living in high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion and an increase in the average size of a house. For example, hurricane activity has impacted areas further inland than previously experienced by the Company, and demographic changes have resulted in larger populations located in coastal areas which historically have been subject to severe storms and related storm surge, thus expanding the Company’s potential for losses from hurricanes. Additionally, both the frequency and severity of tornadoes and hail storms in the United States have been more volatile during the last decade. The frequency and severity of wildfire losses have been elevated in more recent years, due in part to record droughts in western states that some climate studies suggest are likely to increase over time, as well as demographic changes in areas prone to wildfires. Moreover, the Company’s catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions, inadequate reflection of regulatory changes and the other factors mentioned above. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.

The Company discusses how changing climate conditions may present other issues for its business under “Item 1A - Risk Factors.” and “Outlook.” For example, among other things:

•Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “-Outlook-Underwriting Gain/Loss.”

•Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas. See “Item 1A—Risk Factors—Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses.”

•Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers, including state insurance regulations that could impact the Company’s ability to manage property exposures in areas vulnerable to significant climate driven losses. For example, one state passed legislation that restricted a carrier's ability to cancel or non-renew certain policies within or adjacent to declared state of emergency zip codes. If the Company is unable to implement risk-based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See “Item 1—Business—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.” In addition, climate change regulation could increase the Company’s customers’ costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Increased regulation may also result in reduced economic activity, which would decrease the amount of insurable assets and businesses.

•The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to changing climate conditions. Through the Company’s Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2020	2019
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,731	$3,476
Gross structured settlements	2,964	2,965
Mandatory pools and associations	1,801	1,886
Gross reinsurance recoverables	8,496	8,327
Allowance for estimated uncollectible reinsurance	(146)	(92)
Net reinsurance recoverables	$8,350	$8,235

Net reinsurance recoverables at December 31, 2020 increased by $115 million from December 31, 2019, primarily reflecting the impacts of catastrophe losses in 2020, partially offset by a lower level of recoverables from mandatory pools and associations and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2020 (in millions).  Also included is the A.M. Best rating of the Company's predominant reinsurer from each such reinsurer group at February 11, 2021:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$535	A+	second highest of 16 ratings
Berkshire Hathaway	333	A++	highest of 16 ratings
Munich Re Group	290	A+	second highest of 16 ratings
Alleghany Group	204	A+	second highest of 16 ratings
Axa Group	177	A+	second highest of 16 ratings

At December 31, 2020, the Company held $1.01 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2020 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 11, 2021:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$757	A-	fourth highest of 16 ratings
Genworth Financial Group (1)	323	B	seventh highest of 16 ratings
John Hancock Group	271	A+	second highest of 16 ratings
Brighthouse Financial, Inc.	234	A	third highest of 16 ratings
Symetra Financial Corporation	229	A	third highest of 16 ratings
___________________________________________

(1) On October 23, 2016, Genworth Financial (Genworth) announced that they entered into a definitive agreement under which China Oceanwide Holdings Group Co., Ltd. agreed to acquire all of the outstanding shares of Genworth. On March 7, 2017, Genworth stockholders adopted the merger agreement. On January 4, 2021, the parties announced that although the merger agreement remains in effect, they have not extended the closing deadline of December 31, 2020, and either party is able to terminate the merger agreement at any time.
The Company considers the ratings and related outlook assigned to reinsurance companies and life insurance companies by various independent ratings agencies in assessing the adequacy of its allowance for uncollectible amounts.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. As a result, its impact on the Company’s results in 2020 is not indicative of its impact on the Company’s results in 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors.”

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

As a result of COVID-19, economic conditions in the United States and other countries around the world have deteriorated significantly. The decreased levels of economic activity, together with the related premium refund programs, have negatively impacted premium volumes in 2020. The Company expects this impact will persist into 2021, but the degree of the impact will depend on the extent and duration of the challenging economic circumstances and could be material. As a result of the impact of the pandemic on the Company’s earned premiums, the Company has experienced, and may continue to experience in the near term, an adverse impact on the underwriting expense ratio.

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

Property and casualty insurance market conditions are expected to remain competitive during 2021 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity, including variability in losses attributable to COVID-19 and related economic conditions; changes in current period loss estimates resulting from prior period loss development; changes in loss trend, including as a result of COVID-19 and related economic conditions; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

Catastrophe losses and non-catastrophe weather-related losses are inherently unpredictable from period to period. The Company’s results of operations could be adversely impacted if significant catastrophe and non-catastrophe weather-related losses were to occur.

On average for the ten-year period ended December 31, 2020, the Company experienced approximately 44% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the cost or coverage terms of such programs will be effective after such dates.

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

It is possible that changes in economic conditions and steps taken by federal, state and/or local governments and the Federal Reserve in response to COVID-19 could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.”

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

Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 3.8 (4.0 excluding short-term securities) at December 31, 2020. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2020, the Company had no open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 31% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

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

The Company had net pre-tax realized investment gains of $2 million in 2020. Changes in global financial markets due to the continuing impact of COVID-19 could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $5.18 billion ($4.07 billion after-tax) in its fixed maturity investment portfolio at December 31, 2020. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets associated with the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors.”

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors.” For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk.”

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

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders' equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2020, TRV held total cash and short-term invested assets in the United States aggregating $1.69 billion and having a weighted average maturity of 45 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.21 billion).   TRV’s holding company liquidity of $1.69 billion at December 31, 2020 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2020.

TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 10, 2022 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At December 31, 2020, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $249 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2020. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash flows provided by operating activities were $6.52 billion and $5.21 billion in 2020 and 2019, respectively.  The increase in cash flows in 2020 primarily reflected the impacts of lower levels of payments for claims and claim adjustment expenses and higher levels of cash received for premiums, partially offset by lower levels of cash received for net investment income. The lower levels of payments for claims and claim adjustment expenses primarily reflected the impacts of (i) COVID-19 and related economic conditions, such as lower loss payments in the automobile product line due to a decrease in miles driven and reduced judicial system and claim settlement activity and (ii) $380 million of subrogation recoveries from PG&E related to the 2017 and 2018 California wildfires received in 2020, partially offset by (iii) payments related to higher catastrophe losses in 2020. The higher levels of cash received for premiums included the adverse impact of premium refunds primarily provided in 2020 to personal automobile customers in response to COVID-19 and related economic conditions. The decrease in cash received for net investment income included lower cash received from fixed income investments due to the impacts of lower interest rates, partially offset by a higher average level of investments, as well lower cash received on non-fixed income investments related to disruptions in global financial markets due to COVID-19.
Investing Activities
Net cash used in investing activities was $4.89 billion and $2.90 billion in 2020 and 2019, respectively.  The Company’s consolidated total investments at December 31, 2020 increased by $6.54 billion, or 8% over December 31, 2019, primarily reflecting the impact of (i) an increase in net unrealized gains on investments at December 31, 2020 as compared with December 31, 2019, as well as (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities.
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

Financing Activities
Net cash flows used in financing activities were $1.42 billion and $2.19 billion in 2020 and 2019, respectively.  The totals in both years primarily reflected dividends paid to shareholders, common share repurchases and the payment of maturing debt, partially offset by the issuance of debt and proceeds from employee stock option exercises. Common share repurchases in 2020 and 2019 were $672 million and $1.55 billion, respectively. The lower level of share repurchases in 2020 primarily reflected the uncertainties surrounding the potential impact of COVID-19 and related economic conditions.
Debt Transactions.
2020. On April 27, 2020, the Company issued $500 million aggregate principal amount of 2.55% senior notes that will mature on April 27, 2050. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $490 million. Interest on the senior notes is payable semi-annually in arrears on April 27 and October 27. Prior to October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding October 27, 2049 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 25 basis points. On or after October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On November 1, 2020, the Company's $500 million, 3.90% senior notes matured and were fully paid.

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

Dividends.  Dividends paid to shareholders were $861 million and $844 million in 2020 and 2019, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 21, 2021, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.85 per share, payable March 31, 2021 to shareholders of record on March 10, 2021.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The most recent authorization was approved by the Board of Directors in April 2017 and added $5.0 billion of repurchase capacity to the $709 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. During 2020, the Company repurchased 4.9 million shares under its share repurchase authorization, for a total of $625 million. The average cost per share repurchased was $127.17. Common share repurchases in 2020 were lower than the total of $1.50 billion in 2019, due, in part, to uncertainties related to the impact of COVID-19 and related economic conditions. At December 31, 2020, the Company had $1.16 billion of capacity remaining under its share repurchase authorization.
From the inception of the first authorization on May 2, 2006 through December 31, 2020, the Company has repurchased a cumulative total of 513.0 million shares for a total of $34.84 billion, or an average of $67.91 per share.
In 2020 and 2019, the Company acquired 0.3 million shares and 0.4 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2020 and 2019:

(at December 31, in millions)	2020	2019
Debt:
Short-term	$100	$600
Long-term	6,504	6,004
Net unamortized fair value adjustments and debt issuance costs	(54)	(46)
Total debt	6,550	6,558
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	26,699	25,303
Accumulated other comprehensive income	2,502	640
Total shareholders’ equity	29,201	25,943
Total capitalization	$35,751	$32,501

Total capitalization at December 31, 2020 was $35.75 billion, $3.25 billion higher than at December 31, 2019, primarily reflecting the impacts of (i) net income of $2.70 billion, (ii) other comprehensive income of $1.86 billion, primarily reflecting the increase in net unrealized appreciation on investments due to a decline in interest rates during 2020, and (iii) proceeds from the exercise of employee share options of $127 million, partially offset by (iv) shareholder dividends of $864 million and (v) common share repurchases totaling $625 million under the Company’s share repurchase authorization.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity:

(at December 31, dollars in millions)	2020	2019
Total capitalization	$35,751	$32,501
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	4,074	2,246
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$31,677	$30,255
Debt-to-total capital ratio	18.3%	20.2%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	20.7%	21.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 20.7% at December 31, 2020 was within the Company’s target range of 15% to 25%.

Credit Agreement. The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 4, 2023.  Terms of the credit agreement are discussed in more detail in note 9 of notes to the consolidated financial statements.
Shelf Registration.  The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that expires on June 10, 2022 for the potential offering and sale of securities.  The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.
Share Repurchase Authorization.  At December 31, 2020, the Company had $1.16 billion of capacity remaining under its share repurchase authorization approved by the Board of Directors.
Contractual Obligations
The following table summarizes, as of December 31, 2020, the Company’s future payments under contractual obligations and estimated claims and claim-related payments.  The table excludes short-term obligations and includes only liabilities at December 31, 2020 that are expected to be settled in cash.

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

The contractual obligations at December 31, 2020 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$6,250	$—	$—	$—	$6,250
Junior subordinated debentures	254	—	—	—	254
Total debt principal	6,504	—	—	—	6,504
Interest	6,570	325	651	651	4,943
Total long-term debt obligations (1)	13,074	325	651	651	11,447
Real estate and other operating leases (2)	410	112	163	84	51
Purchase obligations
Information systems administration and maintenance commitments (3)	319	158	159	2	—
Other purchase commitments (4)	194	74	92	25	3
Total purchase obligations	513	232	251	27	3
Long-term unfunded investment commitments (5)	1,722	392	544	556	230
Estimated claims and claim-related payments
Claims and claim adjustment expenses (6)	52,747	11,866	13,159	6,994	20,728
Claims from large deductible policies (7)	—	—	—	—	—
Loss-based assessments (8)	112	14	33	14	51
Reinsurance contracts accounted for as deposits (9)	1	—	1	—	—
Payout from ceded funds withheld (10)	62	6	10	10	36
Total estimated claims and claim-related payments	52,922	11,886	13,203	7,018	20,815
Liabilities related to unrecognized tax benefits (11)	94	94	—	—	—
Total	$68,735	$13,041	$14,812	$8,336	$32,546
___________________________________________
(1)See note 9 of notes to the consolidated financial statements for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term debt obligations will not agree with the amounts reported in note 9.
(2)Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture.
(3)Includes agreements with vendors to purchase system software administration and maintenance services.
(4)Includes commitments to vendors entered into in the ordinary course of business for goods and services including property, plant and equipment, office supplies, archival services, etc.

(5)Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships, real estate partnerships and other, as well as a put/call option entered into by the Company in connection with a business acquisition.
(6)The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables, excluding structured settlements expected to be paid by annuity companies.
The Company has entered into reinsurance agreements to manage its exposure to losses and protect its capital as described in note 6 of notes to the consolidated financial statements.
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

The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,313	$1,007	$1,016	$623	$2,667
The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$47,434	$10,859	$12,143	$6,371	$18,061
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2020.
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
(7)Workers’ compensation large deductible policies provide third-party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. “Claims from large deductible policies” represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as “contractholder payables” and “contractholder receivables,” respectively. Most deductibles for such policies are paid directly from the policyholder’s escrow, which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within “Claims and claim adjustment expenses” in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$4,242	$1,200	$1,208	$592	$1,242
(8)The amounts in “Loss-based assessments” relate to estimated future payments of second-injury fund assessments which would result from payment of current claim liabilities. Second injury funds cover the cost of any additional benefits for aggravation of a pre-existing condition. For loss-based assessments, the cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on losses. Amounts relating to second-injury fund assessments are included in “other liabilities” in the consolidated balance sheet.

(9)The amounts in “Reinsurance contracts accounted for as deposits” represent estimated future nominal payments for reinsurance agreements that are accounted for as deposits. Amounts payable under deposit agreements are included in “other liabilities” in the consolidated balance sheet.
(10)The amounts in “Payout from ceded funds withheld” represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.
(11)The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $94 million. Offsetting these liabilities are deferred tax assets of $37 million associated with the temporary differences that would exist if these positions become realized.
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

Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.73 billion is available by the end of 2021 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2021 and/or increase the amount of dividends from its insurance subsidiaries in 2021, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company’s U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company’s shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 9 of notes to the consolidated financial statements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2020.

TRV and its two non-insurance holding company subsidiaries received dividends of $2.00 billion and $2.50 billion from their U.S. insurance subsidiaries in 2020 and 2019, respectively.
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

The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2021 and does not anticipate having a minimum funding requirement in 2022. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2020, 2019 and 2018, there was no minimum funding requirement for the qualified domestic pension plan.  In 2020 and 2019, the Company made no voluntary contributions to the qualified domestic pension plan. In 2018, the Company voluntarily made contributions totaling $200 million to the qualified domestic pension plan.  The qualified domestic pension plan had a funded status of 107% and 108% at December 31, 2020 and 2019, respectively. Based on its funded status at December 31, 2020, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2021. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.

The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2021, the Company plans to apply an expected long-term rate of return on plan assets of 6.50%, compared with 6.75% in 2020. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.  The decrease in the expected long-term rate of return on plan assets to 6.50% for 2021 primarily reflects the Company's current expectations with regard to long-term interest rates in the future.

For further discussion of the pension and other postretirement benefit plans, see note 15 of notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2020 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2020.

Off-Balance Sheet Arrangements
The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 17 of notes to the consolidated financial statements. The Company does not expect these arrangements will have a material effect on the Company’s financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES
The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets.

Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2020			December 31, 2019
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,267	$8,098	$13,365	$4,898	$7,451	$12,349
Commercial property	1,006	366	1,372	1,035	312	1,347
Commercial multi-peril	2,354	2,311	4,665	2,148	2,065	4,213
Commercial automobile	2,551	2,231	4,782	2,533	1,872	4,405
Workers’ compensation	10,271	9,514	19,785	10,233	9,279	19,512
Fidelity and surety	215	317	532	261	259	520
Personal automobile	1,901	1,514	3,415	2,019	1,509	3,528
Personal homeowners and other	901	1,168	2,069	838	871	1,709
International and other	2,565	1,960	4,525	2,620	1,633	4,253
Property-casualty	27,031	27,479	54,510	26,585	25,251	51,836
Accident and health	11	—	11	13	—	13
Claims and claim adjustment expense reserves	$27,042	$27,479	$54,521	$26,598	$25,251	$51,849

The $2.67 billion increase in gross claims and claim adjustment expense reserves since December 31, 2019 primarily reflected the impacts of (i) reduced judicial system and claim settlement activity largely related to COVID-19 and (ii) catastrophe losses in 2020.

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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.01 billion at December 31, 2020) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”
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

Some risk factors will affect more than one product line. Examples, many of which have been exacerbated by COVID-19, include changes in claim department practices, changes in the tort environment, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, medical utilization and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

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

Actuarial Methods for Analyzing and Estimating Claims and Claim Adjustment Expense Reserves
The principal estimation and analysis methods utilized by the Company’s actuaries to evaluate management’s existing estimates for prior accident periods are the paid loss development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These estimation and analysis methods are typically referred to as conventional actuarial methods. (See note 8 of notes to the consolidated financial statements for an explanation of these methods).

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

Some components of a product line may be susceptible to infrequent large claims or not be subject to conventional methods. In such cases, the Company’s actuarial analysis will isolate such components for review. The reserves excluding such large claims are generally analyzed using the conventional methods described above. The reserves associated with large claims are then analyzed utilizing various methods, such as:

•Estimating the number of large claims and their average values based on historical trends from prior accident periods, adjusted for the current environment and supplemented with actual data for the accident year analyzed to the extent available.

•Utilizing individual claim adjuster estimates of the large claims, combined with continual monitoring of the aggregate accuracy of such claim adjuster estimates. (This monitoring may lead to supplemental adjustments to the aggregate of such claim estimates).
•Utilizing historic longer-term average ratios of large claims to small claims, and applying such ratios to the estimated ultimate small claims from conventional analysis.
•Ground-up analysis of the underlying exposure (typically used for asbestos and environmental).

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

General liability risk factors

•Changes in claim handling philosophies
•Changes in policy provisions or court interpretation of such provisions
•New or expanded theories of liability
•Trends in jury awards
•Changes in the propensity to sue, in general with specificity to particular issues
•Changes in the propensity to litigate rather than settle a claim
•Increases in attorney involvement in, or impact on, claims
•Changes in statutes of limitations
•Changes in the underlying court system
•Distortions from losses resulting from large single accounts or single issues
•Changes in tort law
•Shifts in lawsuit mix between federal and state courts
•Changes in claim adjuster processes or reporting which may cause distortions in the data being analyzed
•The potential impact of inflation on loss costs
•Changes in settlement patterns

General liability book of business risk factors
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements)
•Changes in underwriting standards
•Product mix (e.g., size of account, industries insured, jurisdiction mix)

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for general liability (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.6% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 6% (averaging -2%) for the Company, and from -4% to 3% (averaging -1%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 21% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company's runoff operations, was 3% for 2020, 6% for 2019 and -1% for 2018. The 2020 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2015 through 2019 and in Bond & Specialty Insurance for accident years 2015, 2018 and 2019. The 2019 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2013 through 2018, partially offset by better than expected loss experience for management liability coverages in Bond & Specialty Insurance for accident years 2013 through 2015. The 2018 change primarily reflected better than expected loss experience for management liability coverages in Bond & Specialty Insurance for accident years 2013 through 2015, partially offset by higher than expected loss experience for both primary and excess coverages in Business Insurance for accident years 2012 through 2017.

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

Commercial property risk factors

•Physical concentration of policyholders
•Availability and cost of local contractors
•For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services
•Local building codes
•Amount of time to return property to full usage (for business interruption claims)
•Frequency of claim re-openings on claims previously closed
•Court interpretation of policy provisions (such as occurrence definition, wind versus flooding or communicable disease exclusions)
•Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)
•Court or legislative changes to the statute of limitations

Commercial property book of business risk factors
•Policy provisions mix (e.g., deductibles, policy limits, endorsements)
•Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for property, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -22% to -6% (averaging -14%) for the Company, and from -12% to -5% (averaging -7%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.

Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because weather-related events that occur in the second half of the year may not be completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as hurricanes, tornadoes, hail storms and wildfires.

The Company’s change in reserve estimate for this product line was -11% for 2020, -6% for 2019 and -11% for 2018. The 2020 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2019 and the PG&E subrogation recovery for accident years 2017 and 2018. The 2019 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2016 through 2018. The 2018 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2015 through 2017.

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 4% (averaging 0%) for the Company, and from -3% to 1% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.

As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves and increases in reserves in the Company's runoff operations, was 0% for 2020, 4% for 2019 and 1% for 2018. In 2020, higher than expected loss experience for liability coverages for accident year 2019 was largely offset by the PG&E subrogation recovery for accident years 2017 and 2018. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2017 and 2018. The 2018 change primarily reflected higher than expected loss experience for liability coverages for accident year 2017.

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

Bodily injury and property damage liability risk factors

•Trends in jury awards
•Changes in the underlying court system
•Changes in case law
•Litigation trends
•Increases in attorney involvement in, or impact on, claims
•Frequency of claims with payment capped by policy limits
•Change in average severity of accidents, or proportion of severe accidents
•Changes in auto safety technology
•Subrogation opportunities
•Changes in claim handling philosophies
•Frequency of visits to health providers
•Number of medical procedures given during visits to health providers
•Types of health providers used
•Types of medical treatments received
•Changes in cost of medical treatments
•Degree of patient responsiveness to treatment

Commercial automobile book of business risk factors

•Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
•Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)
•Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 11% (averaging 3%) for the Company, and from -1% to 7% (averaging 4%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was 4% for 2020, 7% for 2019 and 11% for 2018. The 2020 change primarily reflected higher than expected loss experience for liability coverages for accident year 2019. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2015 through 2018. The 2018 change primarily reflected higher than expected loss experience for liability coverages for accident years 2014 through 2017.

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

Indemnity risk factors
•Time required to recover from the injury
•Degree of available transitional jobs
•Degree of legal involvement
•Changes in the interpretations and processes of the administrative bodies that oversee workers’ compensation claims
•Future wage inflation for states that index benefits
•Changes in the administrative policies of second injury funds

 Medical risk factors
•Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules (“inflation”)
•Frequency of visits to health providers
•Number of medical procedures given during visits to health providers
•Types of health providers used
•Type of medical treatments received
•Use of preferred provider networks and other medical cost containment practices
•Availability of new medical processes and equipment
•Changes in the use of pharmaceutical drugs, including drugs for pain management
•Degree of patient responsiveness to treatment

General workers’ compensation risk factors
•Frequency of reopening claims previously closed
•Mortality trends of injured workers with lifetime benefits and medical treatment
•Changes in statutory benefits, including due to presumption laws
•The impact, if any, of potential future changes to government health insurance legislation

Workers’ compensation book of business risk factors
•Product mix
•Injury type mix
•Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for workers’ compensation, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 0% (averaging -2%) for the Company, and from -5% to 0% (averaging -2%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 36% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -3% for 2020, -4% for 2019 and -4% for 2018. The 2020 change primarily reflected better than expected loss experience for accident years 2018 and prior. The 2019 change primarily reflected better than expected loss experience for accident years 2018 and prior. The 2018 change primarily reflected better than expected loss experience for accident years 2017 and prior.

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

Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project(s) or commercial transaction being bonded. The frequency of losses in surety generally has a lagging correlation with economic cycles as the primary cause of surety loss is the inability of an insured to fulfill its contractual obligations. The Company actively seeks to mitigate this exposure to loss through disciplined risk selection, adherence to underwriting standards and ongoing monitoring of contractor progress in significant construction projects. The volatility of surety losses is generally related to the type of business performed by the bonded party, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the surety company to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of a bonded party's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by the bonded party and due to the surety company (e.g., salvage and subrogation efforts), the results of financial restructuring of a bonded party and the availability and cost of replacement contractors, labor and materials.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors
•Type of business of insured
•Policy limit and attachment points
•Third-party claims
•Coverage litigation
•Complexity of claims
•Growth in insureds’ operations

Surety risk factors
•Economic trends, including the general level of construction activity
•Concentration of reserves in a relatively few large claims
•Type of business bonded
•Type of obligation bonded
•Cumulative limits of liability for the bonded party
•Assets available to mitigate loss
•Defective workmanship/latent defects
•Financial strategy of the bonded party
•Changes in statutory obligations
•Geographic spread of business

Fidelity and Surety book of business risk factors
•Changes in policy provisions (e.g., deductibles, limits, endorsements)
•Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -8% (averaging -19%) for the Company, and from -17% to 0% (averaging -10%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.

In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

The Company’s change in reserve estimate for this product line was -12% for 2020, -11% for 2019 and -10% for 2018. The 2020 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015, 2018 and 2019. The 2019 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident year 2017. The 2018 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 and 2016.

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

Bodily injury, property damage liability and no-fault risk factors
•Trends in jury awards
•Changes in the underlying court system and its philosophy
•Changes in case law
•Litigation trends
•Increases in attorney involvement in, or impact on, claims
•Frequency of claims with payment capped by policy limits
•Change in average severity of accidents, or proportion of severe accidents
•Changes in auto safety technology
•Frequency and severity of claims involving distracted drivers and pedestrians
•Subrogation opportunities
•Frequency of visits to health providers
•Number of medical procedures given during visits to health providers
•Types of health providers used
•Types of medical treatments received
•Changes in cost of medical treatments
•Effectiveness of no-fault laws
•Degree of patient responsiveness to treatment
•Changes in claim handling philosophies

Personal automobile book of business risk factors
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
•Changes in underwriting standards
•Changes in the use of permissible data for rating and underwriting

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 3% (averaging 0%) for the Company, and from -3% to 2% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 6% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -2% for 2020, -2% for 2019 and -2% for 2018. The 2020 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2016 through 2018. The 2019 change primarily reflected better than expected loss experience for liability coverages in accident years 2016 through 2018. The 2018 change primarily reflected better than expected loss experience for liability coverages for accident years 2015 through 2017.

Personal Homeowners and Other
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

Homeowners reserves are typically analyzed in two components: non-catastrophe related losses and catastrophe losses.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required homeowners reserves (beyond those included in the general discussion section) include:

Non-catastrophe risk factors
•Salvage opportunities
•Amount of time to return property to residential use
•Changes in weather patterns
•Local building codes
•Construction and building material costs
•Litigation trends
•Trends in jury awards
•Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)
•Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)
•Court or legislative changes to the statute of limitations

Catastrophe risk factors
•Physical concentration of policyholders
•Availability and cost of local contractors
•Local building codes
•Quality of construction of damaged homes
•Amount of time to return property to residential use
•For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services

Homeowners book of business risk factors
•Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)
•Degree of concentration of policyholders
•Changes in underwriting standards
•Changes in the use of permissible data for rating and underwriting

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -23% to 3% (averaging -9%) for the Company, and from -7% to 1% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.

Homeowners and personal lines other reserves represent approximately 4% of the Company’s total claims and claim adjustment expense reserves.
This line combines both liability and property coverages; however, the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because weather-related events in the second half of the year may not be completely resolved until the following year. Reserve estimates associated with major catastrophes, including California wildfires in recent years, may take even longer to resolve.

The Company’s change in reserve estimate for this product line (excluding the umbrella line of business) was -23% for 2020, -3% for 2019 and -2% for 2018. The 2020 change primarily reflected the PG&E subrogation recovery for accident years 2017 and 2018, partially offset by higher than expected loss experience for catastrophe and non-catastrophe losses for accident year 2019. The 2019 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2015, 2016 and 2018. The 2018 change primarily reflected better than expected loss experience for liability coverages for accident years 2014 through 2016, largely offset by higher than expected loss experience for catastrophe losses for accident year 2017.

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

International and other risk factors
•Changes in claim handling procedures, including those of the primary carriers
•Changes in policy provisions or court interpretation of such provision
•Economic trends
•New theories of liability

•Trends in jury awards
•Changes in the propensity to sue
•Changes in statutes of limitations
•Changes in the underlying court system
•Distortions from losses resulting from large single accounts or single issues
•Changes in tort law
•Changes in claim adjuster office structure (causing distortions in the data)
•Changes in foreign currency exchange rates

International and other book of business risk factors
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements, “claims-made” language)
•Changes in underwriting standards
•Product mix (e.g., size of account, industries insured, jurisdiction mix)

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
Impairments
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
•the impact of legislative or regulatory actions or court decisions taken in response to COVID-19 or otherwise;
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2020. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company's investment portfolio at December 31, 2020 and 2019 was $84.42 billion and $77.88 billion, respectively, of which 88% and 87% was invested in fixed maturity securities, respectively. At both December 31, 2020 and 2019, approximately 6.6% of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt, see note 9 of notes to the consolidated financial statements as well as the “Liquidity and Capital Resources” section of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.2% of the total invested assets at both December 31, 2020 and 2019. Invested assets denominated in the British Pound Sterling comprised approximately 1.8% and 1.7% of total invested assets at December 31, 2020 and 2019, respectively. Invested assets denominated in other currencies at December 31, 2020 and 2019 were not material.

There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2020 compared to the year ended December 31, 2019. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2020 and 2019.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2020 and 2019 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.87 billion and $2.07 billion based on a 100 basis point increase in interest rates at December 31, 2020 and 2019, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $555 million and $515 million at December 31, 2020 and 2019, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company's claims and claim adjustment expense reserves balance at December 31, 2020 was $54.5 billion.

We identified the evaluation of the estimate of claims and claim adjustment expense reserves as a critical audit matter. The process of evaluating the estimate of claims and claim adjustment expense reserves involves significant auditor judgment due to the inherent uncertainty in the ultimate amounts and timing of claim payments, which may be affected by a number of internal and external considerations, such as:
•Changes in claims handling procedures;
•Economic inflation and changes in the tort environment; and
•Legislative changes, among others.

Evaluating the impact of these considerations on the ultimate costs of claims and claim adjustment expenses requires specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process for claims and claim adjustment expense reserves. This included controls related to the actuarial analyses and the determination of the Company’s estimate of the claims and claim adjustment expense reserves. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the assumptions and methodologies underlying the Company’s claims and claim adjustment expense reserve estimate;
•Evaluating the Company’s estimates by performing independent analyses of claims and claim adjustment expense reserves for certain lines of business;
•Assessing the Company's internally prepared actuarial analyses in comparison to the Company's internal experience and related industry trends for selected other lines of business; and
•Developing an overall range of reserve estimates and assessing the position of the Company’s recorded reserve relative to the range.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1994.
New York, New York
February 11, 2021

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2020	2019	2018
Revenues
Premiums	$29,044	$28,272	$27,059
Net investment income	2,227	2,468	2,474
Fee income	429	459	432
Net realized investment gains	2	113	114
Other revenues	279	269	203
Total revenues	31,981	31,581	30,282
Claims and expenses
Claims and claim adjustment expenses	19,123	19,133	18,291
Amortization of deferred acquisition costs	4,773	4,601	4,381
General and administrative expenses	4,509	4,365	4,297
Interest expense	339	344	352
Total claims and expenses	28,744	28,443	27,321
Income before income taxes	3,237	3,138	2,961
Income tax expense	540	516	438
Net income	$2,697	$2,622	$2,523
Net income per share
Basic	$10.56	$10.01	$9.37
Diluted	$10.52	$9.92	$9.28
Weighted average number of common shares outstanding
Basic	253.5	260.0	267.4
Diluted	254.6	262.3	269.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the year ended December 31,	2020	2019	2018
Net income	$2,697	$2,622	$2,523
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,331	2,994	(1,489)
Having credit losses recognized in the consolidated statement of income	(9)	(4)	(27)
Net changes in benefit plan assets and obligations	18	33	(56)
Net changes in unrealized foreign currency translation	12	117	(247)
Other comprehensive income (loss) before income taxes	2,352	3,140	(1,819)
Income tax expense (benefit)	490	641	(349)
Other comprehensive income (loss), net of taxes	1,862	2,499	(1,470)
Comprehensive income	$4,559	$5,121	$1,053

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2020	2019
Assets
Fixed maturities, available for sale, at fair value (amortized cost $68,830 and $65,281; allowance for expected credit losses of $2 at December 31, 2020)	$74,003	$68,134
Equity securities, at fair value (cost $387 and $376)	453	425
Real estate investments	1,026	963
Short-term securities	5,511	4,943
Other investments	3,430	3,419
Total investments	84,423	77,884
Cash	721	494
Investment income accrued	603	618
Premiums receivable (net of allowance for expected credit losses of $105 at December 31, 2020)	7,829	7,909
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $146 at December 31, 2020)	8,350	8,235
Ceded unearned premiums	772	689
Deferred acquisition costs	2,358	2,273
Contractholder receivables (net of allowance for expected credit losses of $19 at December 31, 2020)	4,242	4,599
Goodwill	3,976	3,961
Other intangible assets	317	330
Other assets	3,173	3,130
Total assets	$116,764	$110,122
Liabilities
Claims and claim adjustment expense reserves	$54,521	$51,849
Unearned premium reserves	15,222	14,604
Contractholder payables	4,261	4,619
Payables for reinsurance premiums	356	363
Deferred taxes	558	137
Debt	6,550	6,558
Other liabilities	6,095	6,049
Total liabilities	87,563	84,179
Shareholders’ equity
Common stock (1,750.0 shares authorized; 252.4 and 255.5 shares issued and outstanding)	23,743	23,469
Retained earnings	38,771	36,977
Accumulated other comprehensive income	2,502	640
Treasury stock, at cost (527.3 and 522.1 shares)	(35,815)	(35,143)
Total shareholders’ equity	29,201	25,943
Total liabilities and shareholders’ equity	$116,764	$110,122

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2020	2019	2018
Common stock
Balance, beginning of year	$23,469	$23,144	$22,886
Employee share-based compensation	123	180	108
Compensation amortization under share-based plans and other changes	151	145	150
Balance, end of year	23,743	23,469	23,144
Retained earnings		.
Balance, beginning of year	36,977	35,204	33,462
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	(43)	—	—
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	22
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	24
Net income	2,697	2,622	2,523
Dividends	(864)	(848)	(818)
Other	4	(1)	(9)
Balance, end of year	38,771	36,977	35,204
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	640	(1,859)	(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	(24)
Other comprehensive income (loss)	1,862	2,499	(1,470)
Balance, end of year	2,502	640	(1,859)
Treasury stock, at cost
Balance, beginning of year	(35,143)	(33,595)	(32,274)
Treasury stock acquired — share repurchase authorization	(625)	(1,500)	(1,270)
Net shares acquired related to employee share-based compensation plans	(47)	(48)	(51)
Balance, end of year	(35,815)	(35,143)	(33,595)
Total shareholders’ equity	$29,201	$25,943	$22,894
Common shares outstanding
Balance, beginning of year	255.5	263.6	271.4
Treasury stock acquired — share repurchase authorization	(4.9)	(10.8)	(9.6)
Net shares issued under employee share-based compensation plans	1.8	2.7	1.8
Balance, end of year	252.4	255.5	263.6

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2020	2019	2018
Cash flows from operating activities
Net income	$2,697	$2,622	$2,523
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(2)	(113)	(114)
Depreciation and amortization	789	763	803
Deferred federal income tax benefit	(29)	(33)	(13)
Amortization of deferred acquisition costs	4,773	4,601	4,381
Equity in income from other investments	(130)	(251)	(365)
Premiums receivable	94	(384)	(393)
Reinsurance recoverables	(162)	157	(100)
Deferred acquisition costs	(4,854)	(4,747)	(4,488)
Claims and claim adjustment expense reserves	2,622	1,047	1,246
Unearned premium reserves	592	1,008	710
Other	129	535	190
Net cash provided by operating activities	6,519	5,205	4,380
Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,387	6,845	7,086
Proceeds from sales of investments:
Fixed maturities	3,057	2,187	3,546
Equity securities	111	140	178
Real estate investments	—	—	74
Other investments	281	459	511
Purchases of investments:
Fixed maturities	(14,073)	(10,711)	(13,526)
Equity securities	(112)	(94)	(117)
Real estate investments	(113)	(107)	(74)
Other investments	(487)	(497)	(537)
Net sales (purchases) of short-term securities	(566)	(957)	908
Securities transactions in the course of settlement	(47)	158	(56)
Other	(330)	(325)	(322)
Net cash used in investing activities	(4,892)	(2,902)	(2,329)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(625)	(1,500)	(1,270)
Treasury stock acquired — net employee share-based compensation	(47)	(48)	(51)
Dividends paid to shareholders	(861)	(844)	(814)
Payment of debt	(500)	(500)	(600)
Issuance of debt	490	492	591
Issuance of common stock-employee share options	127	213	132
Net cash used in financing activities	(1,416)	(2,187)	(2,012)
Effect of exchange rate changes on cash	16	5	(10)
Net increase in cash	227	121	29
Cash at beginning of year	494	373	344
Cash at end of year	$721	$494	$373
Supplemental disclosure of cash flow information
Income taxes paid	$578	$428	$408
Interest paid	$339	$338	$347

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company).  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2019 and 2018 financial statements to conform to the 2020 presentation.
Adoption of Accounting Standards
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board (FASB) issued updated guidance to address the recognition, measurement, presentation and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. Additionally, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. The updated guidance was effective for the quarter ended March 31, 2018 and early application of certain of the provisions in the updated guidance was allowed. The Company adopted the updated guidance for the quarter ended March 31, 2018 and elected to report changes in the fair value of equity investments in net realized investment gains (losses). The adoption of this guidance resulted in the recognition of $22 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (AOCI) by the same amount.

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

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

In March 2020, the Securities and Exchange Commission (SEC) issued Release No. 33-10762 to adopt amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding, regardless of whether the subsidiary issuer could have suspended its public reporting obligations under the applicable SEC requirements with respect to the securities. In accordance with the amended requirements, a parent guarantor

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
may cease providing the condensed consolidating financial information if the corresponding subsidiary issuer’s public reporting obligation is suspended.

In October 2020, the FASB issued updated guidance to amend and supersede SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762. The amendments to the release became effective on January 4, 2021; however, the SEC permitted voluntary compliance in advance of the effective date.  The Company elected to apply the amended requirements beginning with the quarter ended March 31, 2020, and no longer provides condensed consolidating financial information regarding the registered debt obligations of its subsidiaries, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings Inc., that are disclosed in note 9.

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

The Company adopted the updated guidance for the quarter ended March 31, 2020 and applied the guidance prospectively. The adoption of the updated guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Gains and Losses
Net realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Included in net realized investment gains (losses) are credit impairment losses on invested assets other than those investments accounted for using the equity method of accounting as described in the “Investment Impairments” section that follows.
Investment Impairments
The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments.

Credit Impairments Related to Fixed Maturity Investments

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
Reinsurance Recoverables
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Included in reinsurance recoverables are amounts related to certain structured settlements. The Company reports its reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors.  For structured settlements, the allowance is also based upon the Company’s ongoing review of life insurers’ creditworthiness and estimated amounts of coverage that would be available from state guaranty funds if a life insurer defaults. A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the amount of uncollectible reinsurance due to credit-related factors and the estimate is reported in an allowance for estimated uncollectible reinsurance. The allowance also includes estimated uncollectible amounts related to dispute risk with reinsurers.  Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of claims and claim adjustment expenses.  The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.
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
Contractholder Receivables and Payables
Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in both contractholder payables and contractholder receivables. Contractholder receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology, which reflects current and forecasted economic conditions, is used to estimate the allowance for expected credit losses.
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
As a result of the reviews performed for the years ended December 31, 2020, 2019 and 2018, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2020 and 2019, the Company had a liability of $178 million and $184 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $10 million and $13 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2020, 2019 and 2018.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $69 million and $71 million at December 31, 2020 and 2019, respectively.
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
Premiums and Unearned Premium Reserves
Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium. However, the impact of extended payment terms and non-cancellation concessions granted to customers as a result of the novel coronavirus COVID-19 and related economic conditions is also considered in the Company's evaluation of the allowance.
Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as part of other assets.
Fee Income
Fee income includes revenues from risk and claims management services provided to the Company’s insureds and third-party non-insureds, as well as policy issuance and claims management services to workers' compensation residual market pools. Fee income is earned over the policy period for the services provided to the Company’s insureds, and either over the contract period or as the Company completes its service obligations for the services provided to third-party non-insureds.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Other Revenues
Other revenues include revenues from premium installment charges, which are recognized as collected, gains and losses on dispositions of assets and redemption of debt, and other miscellaneous revenues, including gains recognized as a result of settlements of reinsurance disputes and claim-related legal matters.
Other revenues also include revenues from noninsurance subsidiaries (other than fee income) for insurance-related services and on-line insurance brokerage services and is recognized as the service is provided to the customer.

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
Compensation cost is measured based on the grant-date fair value of an award, utilizing the assumptions discussed in note 14.  Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).  In connection with certain share-based awards, participants are entitled to receive dividends during the vesting period, either in cash or dividend equivalent shares, commensurate with the dividends paid to common shareholders.  Dividends and dividend equivalent shares on awards that are expected to vest are recorded in retained earnings.  Dividends paid on awards that are not expected to vest as part of the Company’s forfeiture estimate are recorded as compensation expense.
Nature of Operations
Business Insurance
Business Insurance offers a broad array of property and casualty insurance and insurance-related services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s.  Business Insurance is organized as follows:
Domestic
•Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers’ compensation, commercial automobile, general liability and commercial property.
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
•National Accounts provides large companies with casualty insurance products and services, including workers’ compensation, commercial automobile and general liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis, as well as risk management, claims administration and other insurance-related services. National Accounts also includes the Company’s commercial residual market business, which primarily offers workers’ compensation claims, policy management and other administrative services related to the involuntary market.
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial trucking industry through Northland Transportation, and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis through Northfield, and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.
International
•International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites six principal businesses — international marine, retail marine, global property, construction & special risks, energy and aviation.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos and environmental liabilities, and the assumed reinsurance and certain other runoff operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2020
Premiums	$15,294	$2,823	$10,927	$29,044
Net investment income	1,633	213	381	2,227
Fee income	405	—	24	429
Other revenues	176	27	76	279
Total segment revenues (1)	$17,508	$3,063	$11,408	$31,979
Amortization and depreciation	$3,069	$579	$1,908	$5,556
Income tax expense	213	107	308	628
Segment income (1)	1,309	473	1,195	2,977
2019
Premiums	$15,300	$2,565	$10,407	$28,272
Net investment income	1,816	233	419	2,468
Fee income	437	—	22	459
Other revenues	155	26	87	268
Total segment revenues (1)	$17,708	$2,824	$10,935	$31,467
Amortization and depreciation	$3,037	$533	$1,787	$5,357
Income tax expense	223	151	195	569
Segment income (1)	1,392	618	824	2,834
2018
Premiums	$14,722	$2,420	$9,917	$27,059
Net investment income	1,833	233	408	2,474
Fee income	412	—	20	432
Other revenues	112	23	66	201
Total segment revenues (1)	$17,079	$2,676	$10,411	$30,166
Amortization and depreciation	$2,943	$515	$1,719	$5,177
Income tax expense	259	198	42	499
Segment income (1)	1,638	793	297	2,728
_________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2020	2019	2018
Business Insurance:
Domestic:
Select Accounts	$2,821	$2,911	$2,828
Middle Market	8,511	8,630	8,214
National Accounts	996	1,051	1,025
National Property and Other	2,086	1,965	1,805
Total Domestic	14,414	14,557	13,872
International	1,017	1,072	1,084
Total Business Insurance	15,431	15,629	14,956
Bond & Specialty Insurance:
Domestic:
Management Liability	1,769	1,605	1,455
Surety	845	866	835
Total Domestic	2,614	2,471	2,290
International	337	268	238
Total Bond & Specialty Insurance	2,951	2,739	2,528
Personal Insurance:
Domestic:
Agency:
Automobile	5,080	5,124	4,972
Homeowners and Other	5,185	4,540	4,148
Total Agency	10,265	9,664	9,120
Direct-to-Consumer	433	412	396
Total Domestic	10,698	10,076	9,516
International	652	707	708
Total Personal Insurance	11,350	10,783	10,224
Total consolidated net written premiums	$29,732	$29,151	$27,708

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2020	2019	2018
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,378	$3,829	$3,899
Commercial automobile	2,761	2,632	2,388
Commercial property	2,087	1,937	1,828
General liability	2,401	2,342	2,181
Commercial multi-peril	3,552	3,453	3,333
Other	54	40	28
Total Domestic	14,233	14,233	13,657
International	1,061	1,067	1,065
Total Business Insurance	15,294	15,300	14,722
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,075	1,036	1,017
General liability	1,219	1,082	1,004
Other	237	216	195
Total Domestic	2,531	2,334	2,216
International	292	231	204
Total Bond & Specialty Insurance	2,823	2,565	2,420
Personal Insurance:
Domestic
Automobile	5,280	5,311	5,097
Homeowners and Other	4,988	4,393	4,135
Total Domestic	10,268	9,704	9,232
International	659	703	685
Total Personal Insurance	10,927	10,407	9,917
Total earned premiums	29,044	28,272	27,059
Net investment income	2,227	2,468	2,474
Fee income	429	459	432
Other revenues	279	268	201
Total segment revenues	31,979	31,467	30,166
Other revenues	—	1	2
Net realized investment gains	2	113	114
Total revenues	$31,981	$31,581	$30,282
Income reconciliation, net of tax
Total segment income	$2,977	$2,834	$2,728
Interest Expense and Other (1)	(291)	(297)	(298)
Core income	2,686	2,537	2,430
Net realized investment gains	11	85	93
Net income	$2,697	$2,622	$2,523
________________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $268 million, $272 million and $278 million in 2020, 2019 and 2018, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2020	2019
Asset reconciliation:
Business Insurance	$88,422	$83,896
Bond & Specialty Insurance	9,420	8,599
Personal Insurance	18,328	17,015
Total assets for reportable segments	116,170	109,510
Other assets (1)	594	612
Total consolidated assets	$116,764	$110,122
___________________________________________
(1)    The primary components of other assets at both December 31, 2020 and 2019, were accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2020	2019	2018
U.S.	$30,123	$29,638	$28,418
Non-U.S.:
Canada	1,278	1,371	1,293
Other Non-U.S.	580	572	571
Total Non-U.S.	1,858	1,943	1,864
Total revenues	$31,981	$31,581	$30,282

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2020, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,111	$—	$38	$—	$2,149
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,289	—	1,370	2	18,657
Revenue	11,806	—	909	—	12,715
State general obligation	1,343	—	101	—	1,444
Pre-refunded	3,325	—	219	—	3,544
Total obligations of states, municipalities and political subdivisions	33,763	—	2,599	2	36,360
Debt securities issued by foreign governments	1,028	—	26	—	1,054
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	—	139	—	2,361
All other corporate bonds	29,683	2	2,382	9	32,054
Redeemable preferred stock	23	—	2	—	25
Total	$68,830	$2	$5,186	$11	$74,003

	Amortized	Gross Unrealized		Fair
(at December 31, 2019, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,076	$19	$—	$2,095
Obligations of states, municipalities and political subdivisions:
Local general obligation	15,490	829	4	16,315
Revenue	9,731	586	2	10,315
State general obligation	1,167	64	—	1,231
Pre-refunded	1,968	88	—	2,056
Total obligations of states, municipalities and political subdivisions	28,356	1,567	6	29,917
Debt securities issued by foreign governments	1,167	8	2	1,173
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,192	91	3	3,280
All other corporate bonds	30,442	1,195	18	31,619
Redeemable preferred stock	48	2	—	50
Total	$65,281	$2,882	$29	$68,134

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

(at December 31, 2020, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,074	$5,127
Due after 1 year through 5 years	18,476	19,660
Due after 5 years through 10 years	18,200	19,936
Due after 10 years	24,858	26,919
	66,608	71,642
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	2,361
Total	$68,830	$74,003

Pre-refunded bonds of $3.54 billion and $2.06 billion at December 31, 2020 and 2019, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2020 and 2019 included $2.36 billion and $3.28 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2020 and 2019 were $1.24 billion and $1.52 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.12 billion and $1.76 billion at December 31, 2020 and 2019, respectively. Approximately 65% and 54% of the Company’s CMO holdings at December 31, 2020 and 2019, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $396 million and $816 million of non-guaranteed CMO holdings at December 31, 2020 and 2019, respectively, was “Aa1” and “Aaa/Aa1,” respectively.  The weighted average credit rating of all of the above securities was "Aaa/Aa1” at both December 31, 2020 and 2019.
At December 31, 2020 and 2019, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.42 billion and $1.51 billion, respectively, which are included in “All other corporate bonds” in the tables above.  At December 31, 2020 and 2019, approximately $392 million and $559 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $1.03 billion and $950 million of non-guaranteed securities at December 31, 2020 and 2019, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa” at both December 31, 2020 and 2019.
At December 31, 2020 and 2019, the Company had $139 million and $404 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from sales of fixed maturities classified as available for sale were $3.06 billion, $2.19 billion and $3.55 billion in 2020, 2019 and 2018, respectively. Gross gains of $70 million, $67 million and $51 million and gross losses of $3 million, $8 million and $18 million were realized on those sales in 2020, 2019 and 2018, respectively.
At December 31, 2020 and 2019, the Company’s insurance subsidiaries had $4.45 billion and $4.34 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $52 million and $54 million at December 31, 2020 and 2019, respectively.  Other

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
investments pledged as collateral securing outstanding letters of credit had a fair value of $1 million at both December 31, 2020 and 2019.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $119 million and $173 million held by a wholly-owned subsidiary at December 31, 2020 and 2019, respectively, and $35 million and $34 million held by TRV at December 31, 2020 and 2019, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Public common stock	$352	$70	$12	$410
Non-redeemable preferred stock	35	8	—	43
Total	$387	$78	$12	$453

(at December 31, 2019, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Public common stock	$341	$45	$3	$383
Non-redeemable preferred stock	35	7	—	42
Total	$376	$52	$3	$425

The Company recognized $25 million and $61 million of net gains on equity securities still held as of December 31, 2020 and 2019, respectively.
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
Proceeds from the sale of real estate investments were not material in 2020, $0 in 2019 and $74 million in 2018. Gross gains of $23 million and gross losses of $0 million were realized on those sales in 2018. Accumulated depreciation on real estate held for investment purposes was $462 million and $422 million at December 31, 2020 and 2019, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $115 million, $101 million, $75 million, $58 million and $38 million for 2021, 2022, 2023, 2024 and 2025, respectively, and $75 million for 2026 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 45 days to maturity at December 31, 2020.  The amortized cost of these securities, which totaled $5.51 billion and $4.94 billion at December 31, 2020 and 2019, respectively, approximated their fair value.
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
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at December 31, 2020 and 2019, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at December 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$92	$—	$—	$—	$92	$—
Obligations of states, municipalities and political subdivisions	245	2	—	—	245	2
Debt securities issued by foreign governments	7	—	—	—	7	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	20	—	1	—	21	—
All other corporate bonds	681	6	97	3	778	9
Total fixed maturities	$1,045	$8	$98	$3	$1,143	$11

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2019, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5	$—	$193	$—	$198	$—
Obligations of states, municipalities and political subdivisions	668	6	12	—	680	6
Debt securities issued by foreign governments	257	1	147	1	404	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	399	2	131	1	530	3
All other corporate bonds	1,571	10	662	8	2,233	18
Total fixed maturities	$2,900	$19	$1,145	$10	$4,045	$29

At December 31, 2020, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

Credit Impairment Charges
Credit impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2020	2019	2018
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
All other corporate bonds	15	4	1
Redeemable preferred stock	—	—	—
Total fixed maturities	15	4	1
Other investments	40	—	—
Total	$55	$4	$1

Net realized investment gains in 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments.
The following table presents a reconciliation of the beginning and ending balances of the allowance for credit losses on fixed maturities classified as available for sale:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Fixed Maturities
(for the twelve months ended December 31, 2020 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, January 1, 2020	$—	$—	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	—	10	10
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(6)	(6)
Reductions due to sales/defaults of credit-impaired securities	—	(2)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, December 31, 2020	$—	$2	$2

 _________________________________________________________
(1)Credit impairment charges recognized in net realized investment gains for the twelve months ended December 31, 2020 included $13 million of credit losses on fixed maturity securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

The following table presents the cumulative amount of, and the changes during the year in, credit losses on fixed maturities held at December 31, 2019 that were recognized in the consolidated statement of income from other-than-temporary impairments (OTTI) and for which a portion of the OTTI was recognized in other comprehensive income (loss) in the consolidated balance sheet:

	Fixed Maturities
(for the twelve months ended December 31, 2019 in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Cumulative OTTI Credit Losses Recognized for Securities Held, December 31, 2018	$15	$42	$57
Additions for OTTI losses on securities where no credit losses were previously recognized	—	—	—
Additions (reductions) for OTTI losses on securities where credit losses were previously recognized	—	—	—
Reductions due to sales/defaults of credit-impaired securities	(9)	(49)	(58)
Adjustments to book value of credit-impaired securities due to changes in cash flows	3	10	13
Cumulative OTTI Credit Losses Recognized for Securities Held, December 31, 2019	$9	$3	$12

Credit losses related to the fixed maturity portfolio for 2020 and 2019 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders' equity on an after-tax basis at both December 31, 2020 and 2019.

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
At December 31, 2020 and 2019, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $1.34 billion and $1.46 billion at December 31, 2020 and 2019, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.
Net Investment Income

(for the year ended December 31, in millions)	2020	2019	2018
Gross investment income
Fixed maturities	$2,011	$2,070	$1,980
Equity securities	15	15	16
Short-term securities	44	105	92
Real estate investments	48	55	48
Other investments	146	263	377
Gross investment income	2,264	2,508	2,513
Investment expenses	37	40	39
Net investment income	$2,227	$2,468	$2,474

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2020	2019	2018
Changes in net unrealized investment gains (losses)
Fixed maturities	$2,322	$2,990	$(1,515)
Other investments	—	—	(1)
Change in net pre-tax unrealized gains (losses) on investment securities	2,322	2,990	(1,516)
Related tax expense (benefit)	494	631	(319)
Change in net unrealized gains (losses) on investment securities	1,828	2,359	(1,197)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	152
Balance, beginning of year	2,246	(113)	954
Balance, end of year	$4,074	$2,246	$(113)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Derivative Financial Instruments
From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At December 31, 2020 and 2019, the Company had no open U.S. Treasury futures contracts. Net realized investment gains and losses related to U.S. Treasury futures contracts in 2020, 2019 and 2018 were not significant.
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. Net realized investment gains and losses related to this put/call option in 2020 and 2019 were not significant.
The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over.  Net realized investment gains and losses related to these derivatives in 2020, 2019 and 2018 were not significant.

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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2020 and 2019.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using either another internal pricing matrix, a present value income approach, or a broker quote (collectively, the other methodologies). The other methodologies include some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information available in the estimation of fair value, the Company includes the fair value estimates for bonds that are valued using the other methodologies in Level 3.

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
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $17 million and $16 million fair value of these investments at December 31, 2020 and 2019, respectively, was disclosed in Level 1.  At December 31, 2020 and 2019, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $35 million and $20 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2020 and 2019 in the amount disclosed in Level 3.
Other Liabilities
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at December 31, 2020 and 2019 was $5 million and $8 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	$2,149	$—	$—
Obligations of states, municipalities and political subdivisions	36,360	—	36,349	11
Debt securities issued by foreign governments	1,054	—	1,054	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,361	—
All other corporate bonds	32,054	—	31,899	155
Redeemable preferred stock	25	3	22	—
Total fixed maturities	74,003	2,152	71,685	166
Equity securities
Public common stock	410	410	—	—
Non-redeemable preferred stock	43	18	25	—
Total equity securities	453	428	25	—
Other investments	52	17	—	35
Total	$74,508	$2,597	$71,710	$201

Other liabilities	$5	$—	$—	$5

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,095	$2,095	$—	$—
Obligations of states, municipalities and political subdivisions	29,917	—	29,905	12
Debt securities issued by foreign governments	1,173	—	1,173	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,280	—	3,280	—
All other corporate bonds	31,619	—	31,530	89
Redeemable preferred stock	50	—	50	—
Total fixed maturities	68,134	2,095	65,938	101
Equity securities
Public common stock	383	383	—	—
Non-redeemable preferred stock	42	13	29	—
Total equity securities	425	396	29	—
Other investments	36	16	—	20
Total	$68,595	$2,507	$65,967	$121

Other liabilities	$8	$—	$—	$8

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2020 and 2019.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2019	$101	$20	$121
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	(1)	—	(1)
Reported in increases in other comprehensive income (loss)	2	—	2
Purchases, sales and settlements/maturities:
Purchases	79	16	95
Sales	—	(1)	(1)
Settlements/maturities	(15)	—	(15)
Gross transfers into Level 3	3	—	3
Gross transfers out of Level 3	(3)	—	(3)
Balance at December 31, 2020	$166	$35	$201
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
The Company also includes in Level 3 the put/call option entered into in connection with a business acquisition that is reported in other liabilities and had a fair value of $5 million at December 31, 2020.

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
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
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

(at December 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,511	$5,511	$630	$4,829	$52
Financial liabilities:
Debt	$6,450	$8,976	$—	$8,976	$—
Commercial paper	100	100	—	100	—

(at December 31, 2019, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,943	$4,943	$685	$4,204	$54
Financial liabilities:
Debt	$6,458	$8,049	$—	$8,049	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at January 1, 2020 and December 31, 2020, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2020.

	At and For the Twelve Months Ended December 31, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$7,909	$49

Current period change for expected credit losses		103
Write-offs of uncollectible premiums receivable		47
Balance, end of period	$7,829	$105

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at January 1, 2020 and December 31, 2020, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2020.

	At and For the Twelve Months Ended December 31, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		53
Current period change for estimated uncollectible reinsurance		1
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$8,350	$146

Of the total reinsurance recoverables at December 31, 2020, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.85 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)
Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at January 1, 2020 and December 31, 2020, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2020.

	At and For the Twelve Months Ended December 31, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,599	$20

Current period change for expected credit losses		1
Write-offs of uncollectible contractholder receivables		2
Balance, end of period	$4,242	$19

6.                                      REINSURANCE
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
Included in reinsurance recoverables are amounts related to involuntary reinsurance arrangements.  The Company is required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers’ compensation and automobile insurance, as well as homeowners’ insurance in certain coastal areas. In addition, the Company provides services for several of these involuntary arrangements (mandatory pools and associations) under which it writes such residual market business directly, then cedes 100% of this business to the mandatory

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
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
The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2020	2019	2018
Written premiums
Direct	$30,762	$30,022	$28,210
Assumed	1,001	1,041	1,042
Ceded	(2,031)	(1,912)	(1,544)
Total net written premiums	$29,732	$29,151	$27,708
Earned premiums
Direct	$29,978	$28,994	$27,536
Assumed	1,010	1,076	1,024
Ceded	(1,944)	(1,798)	(1,501)
Total net earned premiums	$29,044	$28,272	$27,059
Percentage of assumed earned premiums to net earned premiums	3.5%	3.8%	3.8%
Ceded claims and claim adjustment expenses incurred	$1,030	$1,089	$1,293
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2020	2019
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,731	$3,476
Gross structured settlements	2,964	2,965
Mandatory pools and associations	1,801	1,886
Gross reinsurance recoverables	8,496	8,327
Allowance for estimated uncollectible reinsurance	(146)	(92)
Net reinsurance recoverables	$8,350	$8,235

Terrorism Risk Insurance Program
The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.
In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States.  The annual aggregate

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
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
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $2.61 billion for 2021.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year.  There have been no terrorism-related losses that have triggered program coverage since the program was established.  Given that the law establishing the program remains untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program.  In addition, application of the program to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislative action could change or eliminate the program.  Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means.  While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(at December 31, in millions)	2020	2019
Business Insurance	$2,613	$2,601
Bond & Specialty Insurance	550	550
Personal Insurance	787	784
Other	26	26
Total	$3,976	$3,961

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$101	$31	$70
Contract-based (1)	205	184	21
Total subject to amortization	306	215	91
Not subject to amortization	226	—	226
Total	$532	$215	$317

(at December 31, 2019, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$21	$78
Contract-based (1)	205	179	26
Total subject to amortization	304	200	104
Not subject to amortization	226	—	226
Total	$530	$200	$330
___________________________________________
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
Amortization expense of intangible assets was $14 million, $15 million and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $14 million in 2021, $13 million in 2022, $13 million in 2023, $12 million in 2024 and $12 million in 2025. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $4 million in 2021, $3 million in 2022, $3 million in 2023, $2 million in 2024 and $2 million in 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2020	2019
Property-casualty	$54,510	$51,836
Accident and health	11	13
Total	$54,521	$51,849
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2020	2019	2018
Claims and claim adjustment expense reserves at beginning of year	$51,836	$50,653	$49,633
Less reinsurance recoverables on unpaid losses	8,035	8,182	8,123
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	53	—	—
Net reserves at beginning of year	43,854	42,471	41,510
Estimated claims and claim adjustment expenses for claims arising in the current year	19,285	18,854	18,614
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(267)	164	(406)
Total increases	19,018	19,018	18,208
Claims and claim adjustment expense payments for claims arising in:
Current year	7,497	7,734	7,697
Prior years	9,092	10,060	9,363
Total payments	16,589	17,794	17,060
Unrealized foreign exchange loss (gain)	74	106	(187)
Net reserves at end of year	46,357	43,801	42,471
Plus reinsurance recoverables on unpaid losses	8,153	8,035	8,182
Claims and claim adjustment expense reserves at end of year	$54,510	$51,836	$50,653

Gross claims and claim adjustment expense reserves at December 31, 2020 increased by $2.67 billion over December 31, 2019, primarily reflecting the impacts of (i) reduced judicial system and claim settlement activity largely related to COVID-19 and (ii) catastrophe losses in 2020. Gross claims and claim adjustment expense reserves at December 31, 2019 increased by $1.18 billion over December 31, 2018, primarily reflecting the impacts of higher volumes of insured exposures and loss cost trends for the current accident year.
Reinsurance recoverables on unpaid losses at December 31, 2020 increased by $118 million over December 31, 2019, primarily reflecting the impacts of catastrophe losses in 2020, partially offset by a lower level of recoverables from mandatory pools and associations and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020. Reinsurance recoverables on unpaid losses at December 31, 2019 decreased by $147 million from December 31, 2018, primarily reflecting a decrease in recoverables related to mandatory pools and associations.
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
8.                                      INSURANCE CLAIM RESERVES (Continued)
changes, the Company could experience elevated claims frequency and severity for its workers’ compensation line, which could have a material adverse effect on its results of operations.
PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with the terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants have received, and/or will receive, recoveries related to the 2017 and 2018 California wildfires. In 2020, the Company recognized a subrogation benefit related to these claims of $403 million (the Company's estimate of its total recoveries from the trust prior to its expiration in 2025, pre-tax and net of expenses and amounts that inure to the benefit of the Company's reinsurers) and received payments from the trust of $380 million.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at both December 31, 2020 and December 31, 2019.  Total reserves net of the discount were $2.69 billion and $2.48 billion, and the related amount of discount was $1.14 billion and $1.16 billion, at December 31, 2020 and 2019, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $49 million in each of the years ended December 31, 2020, 2019 and 2018.

Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2020
In 2020, estimated claims and claim adjustment expenses incurred included $267 million of net favorable development for claims arising in prior years, including $351 million of net favorable prior year reserve development and $49 million of accretion of discount that impacted the Company's results of operations.
Business Insurance. Net unfavorable prior year reserve development in 2020 totaled $91 million, primarily driven by the following:
•Asbestos reserves - an increase of $295 million, primarily in the segment's domestic general liability product line;
•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for primary and excess coverages for recent accident years, as well as an increase to general liability reserves in the Company's run-off operations related to policies issued more than 20 years ago;

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

•Commercial property (excluding PG&E subrogation recoveries) - better than expected loss experience in the segment's domestic operations for multiple accident years; and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)

•PG&E subrogation recoveries - $81 million of recoveries described above.

Bond & Specialty Insurance. Net unfavorable prior year reserve development in 2020 totaled $1 million, as higher than expected loss experience in the domestic general liability product line for management liability coverages for recent accident years was largely offset by better than expected loss experience in the surety product line for multiple accident years.
Personal Insurance. Net favorable prior year reserve development in 2020 totaled $443 million, primarily driven by $322 million of PG&E subrogation recoveries described above and better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.
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
•Commercial multi-peril - higher than expected loss experience in the segment's domestic operations for recent accident years; and
•Environmental reserves - an increase of $76 million, primarily in the segment's domestic general liability product line,
Partially offset by:
•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and
•Commercial property - better than expected loss experience in the segment's domestic operations for recent accident years.
Bond & Specialty Insurance.  Net favorable prior year reserve development in 2019 totaled $65 million, primarily driven by better than expected loss experience in the segment’s domestic operations in the general liability product line for management liability coverages and in the fidelity and surety product line for multiple accident years.
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
Business Insurance. Net favorable prior year reserve development in 2018 totaled $142 million, primarily driven by the following:
•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years; and
•Commercial property - better than expected loss experience in the segment's domestic operations for recent accident years,
Partially offset by:
•Commercial automobile - higher than expected loss experience for recent accident years;
•Asbestos reserves - an increase of $225 million, primarily in the segment's domestic general liability product line;
•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for both primary and excess coverages for multiple accident years; and
•Environmental reserves - an increase of $55 million, primarily in the segment's domestic general liability product line.
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
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)

(at December 31, 2020, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$8,438	$(143)	$8,295	$891	$9,186
Commercial property	879	—	879	384	1,263
Commercial multi-peril	4,109	—	4,109	245	4,354
Commercial automobile	3,607	—	3,607	283	3,890
Workers’ compensation (1)	16,454	(929)	15,525	717	16,242
Bond & Specialty Insurance
General liability	2,148	—	2,148	122	2,270
Fidelity and surety	439	—	439	5	444
Personal Insurance
Automobile	2,768	—	2,768	448	3,216
Homeowners (excluding Other)	1,405	—	1,405	172	1,577
International - Canada	737	—	737	25	762
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	40,984	(1,072)	39,912	3,292	43,204
Other insurance contracts (2)	4,100	(5)	4,095	1,968	6,063
Unallocated loss adjustment expense reserves	2,240	—	2,240	13	2,253
Structured settlements (3)	—	—	—	2,911	2,911
Other	110	—	110	(31)	79
Total property-casualty	47,434	(1,077)	46,357	8,153	54,510
Accident and health	—	—	—	11	11
Total	$47,434	$(1,077)	$46,357	$8,164	$54,521
___________________________________________
(1)Net discount amount includes discount of $61 million on reinsurance recoverables for long-term disability and annuity claim payments.
(2)Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.
(3)Includes structured settlements in cases where the Company did not receive a release from the claimant.
(4)Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2020 were $8.35 billion.
The claim development tables that follow present, by accident year, incurred and cumulative paid claims and allocated claim adjustment expense on a historical basis.  This claim development information is presented on an undiscounted, net of reinsurance basis for ten years, or the number of years for which claims incurred typically remain outstanding if less than ten years. The claim development tables also provide the historical average annual percentage payout of incurred claims (including the impact of subrogation recoveries from PG&E for accident years 2017 and 2018 in the commercial property, commercial multi-peril and homeowners and other product lines) by age, net of reinsurance, as supplementary information (identified as unaudited in the tables below). For Personal Insurance - International - Canada, the claim development information reflects the acquisition of The Dominion of Canada General Insurance Company (Dominion) in November 2013 on a retrospective basis (includes Dominion data for years prior to the Company’s acquisition of Dominion).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2020	Cumulative Number of Reported Claims
2011	$1,004	$1,074	$1,065	$998	$972	$935	$913	$908	$922	$920	$64	27,636
2012		989	985	935	913	892	905	917	920	941	77	24,995
2013			965	975	958	940	927	933	975	975	92	22,711
2014				976	989	983	948	956	1,013	988	127	22,465
2015					998	956	923	967	1,057	1,087	145	21,531
2016						1,075	1,058	1,087	1,187	1,204	281	20,325
2017							1,133	1,143	1,196	1,234	410	18,736
2018								1,253	1,312	1,344	588	18,200
2019									1,447	1,486	933	16,060
2020										1,467	1,268	8,637
									Total	$11,646

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2011	$47	$187	$355	$539	$660	$725	$762	$799	$819	$826
2012		32	150	295	489	589	699	754	811	831
2013			35	175	363	498	639	745	816	836
2014				37	163	321	515	640	750	805	Liability for Claims
2015					36	137	336	558	740	828	And Allocated Claim
2016						35	191	421	649	758	Adjustment Expenses,
2017							40	180	378	552	Net of Reinsurance
2018								42	202	441
2019									51	233	2011 -	Before
2020										61	2020	2011
									Total	$6,171	$5,475	$2,963
										Total net liability		$8,438

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.6%	12.5%	17.5%	18.2%	12.8%	9.8%	5.7%	4.0%	2.2%	0.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
2016	$896	$863	$820	$809	$813	$14	22,337
2017		1,209	1,177	1,151	1,128	4	25,121
2018			1,093	1,079	1,070	25	25,013
2019				1,069	1,034	(6)	25,185
2020					1,107	160	22,387
				Total	$5,152

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2016	$441	$685	$745	$767	$780	Adjustment Expenses,
2017		618	1,003	1,073	1,094	Net of Reinsurance
2018			561	928	981
2019				610	957	2016 -	Before
2020					580	2020	2016
				Total	$4,392	$760	$119
					Total net liability		$879

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	54.6%	33.0%	6.2%	2.2%	1.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
2011	$2,235	$2,244	$2,269	$2,286	$2,296	$2,287	$2,283	$2,279	$2,272	$2,272	$24	125,994
2012		1,885	1,883	1,903	1,888	1,888	1,867	1,859	1,854	1,853	31	104,964
2013			1,615	1,623	1,620	1,609	1,591	1,600	1,599	1,598	31	83,921
2014				1,663	1,627	1,625	1,617	1,626	1,627	1,627	41	78,388
2015					1,568	1,625	1,593	1,597	1,606	1,593	64	71,812
2016						1,662	1,623	1,598	1,590	1,601	95	69,213
2017							1,872	1,928	1,956	1,919	132	71,967
2018								1,976	2,114	2,092	245	69,513
2019									2,017	2,087	467	64,425
2020										2,142	856	59,815
									Total	$18,784

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2011	$1,060	$1,573	$1,803	$1,979	$2,088	$2,156	$2,193	$2,222	$2,234	$2,239
2012		795	1,246	1,424	1,590	1,699	1,752	1,780	1,804	1,811
2013			644	987	1,167	1,304	1,410	1,475	1,516	1,532
2014				628	956	1,154	1,328	1,448	1,512	1,544	Liability for Claims
2015					595	970	1,144	1,310	1,409	1,452	And Allocated Claim
2016						585	950	1,133	1,278	1,373	Adjustment Expenses,
2017							716	1,199	1,388	1,531	Net of Reinsurance
2018								792	1,302	1,500
2019									707	1,187	2011 -	Before
2020										791	2020	2011
									Total	$14,960	$3,824	$285
										Total net liability		$4,109

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	38.8%	23.0%	10.6%	9.0%	6.1%	3.3%	1.9%	1.2%	0.5%	0.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
2016	$1,278	$1,303	$1,371	$1,409	$1,417	$52	183,313
2017		1,386	1,501	1,524	1,522	113	191,931
2018			1,645	1,742	1,745	251	204,098
2019				1,835	1,951	547	205,355
2020					1,788	1,036	130,725
				Total	$8,423

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2016	$412	$688	$931	$1,158	$1,265	Adjustment Expenses,
2017		456	746	1,027	1,226	Net of Reinsurance
2018			515	848	1,159
2019				539	934	2016 -	Before
2020					437	2020	2016
				Total	$5,021	$3,402	$205
					Total net liability		$3,607

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	28.1%	19.5%	17.8%	14.6%	7.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
2011	$2,284	$2,303	$2,347	$2,350	$2,379	$2,385	$2,363	$2,348	$2,320	$2,295	$285	137,116
2012		2,447	2,456	2,457	2,456	2,445	2,453	2,416	2,387	2,377	340	138,346
2013			2,553	2,545	2,540	2,506	2,463	2,423	2,354	2,321	367	134,518
2014				2,554	2,553	2,547	2,476	2,430	2,393	2,352	434	131,355
2015					2,644	2,585	2,505	2,441	2,372	2,279	511	128,939
2016						2,768	2,690	2,569	2,473	2,372	569	123,652
2017							2,779	2,681	2,584	2,483	729	121,345
2018								2,744	2,687	2,599	922	122,416
2019									2,680	2,714	1,023	118,868
2020										2,559	1,690	86,459
									Total	$24,351

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2011	$420	$911	$1,185	$1,365	$1,487	$1,583	$1,652	$1,696	$1,732	$1,757
2012		443	940	1,217	1,394	1,536	1,629	1,689	1,735	1,768
2013			458	954	1,237	1,413	1,525	1,604	1,659	1,700
2014				455	944	1,224	1,399	1,505	1,581	1,634	Liability for Claims
2015					430	893	1,154	1,310	1,411	1,470	And Allocated Claim
2016						421	873	1,118	1,272	1,367	Adjustment Expenses,
2017							433	890	1,154	1,314	Net of Reinsurance
2018								440	919	1,169
2019									466	951	2011 -	Before
2020										389	2020	2011
									Total	$13,519	$10,832	$5,622
										Total net liability		$16,454

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	17.9%	19.8%	11.2%	7.2%	4.9%	3.5%	2.5%	1.9%	1.5%	1.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
2011	$565	$596	$639	$632	$601	$545	$520	$508	$506	$504	$2	5,219
2012		538	591	614	605	601	599	605	593	581	7	4,869
2013			510	565	606	630	654	607	586	575	3	4,465
2014				549	571	563	518	473	452	450	18	4,367
2015					528	524	486	437	395	414	35	4,217
2016						512	511	504	520	514	53	4,371
2017							534	517	526	493	69	4,544
2018								530	548	585	150	4,693
2019									588	653	317	4,992
2020										772	598	3,450
									Total	$5,541

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2011	$33	$143	$249	$324	$414	$447	$476	$490	$496	$501
2012		38	160	255	342	383	419	436	453	459
2013			34	154	252	352	400	434	451	462
2014				38	150	239	312	367	407	418	Liability for Claims
2015					38	141	234	310	338	348	And Allocated Claim
2016						30	141	233	313	378	Adjustment Expenses,
2017							38	155	262	340	Net of Reinsurance
2018								49	182	290
2019									51	189	2011 -	Before
2020										52	2020	2011
									Total	$3,437	$2,104	$44
										Total net liability		$2,148

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.3%	22.5%	19.4%	16.2%	10.9%	6.0%	3.5%	2.5%	1.1%	1.0%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$226	$239	$205	$208	$215	$13	892
2017		244	271	240	241	21	926
2018			220	235	220	1	886
2019				203	193	45	827
2020					274	189	580
				Total	$1,143

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2016	$54	$121	$142	$149	$174	Adjustment Expenses,
2017		70	166	194	205	Net of Reinsurance
2018			64	171	202
2019				49	121	2016 -	Before
2020					50	2020	2016
				Total	$752	$391	$48
					Total net liability		$439

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	25.3%	39.4%	11.9%	3.9%	11.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$2,779	$2,791	$2,772	$2,752	$2,745	$14	922,219
2017		3,323	3,256	3,221	3,206	57	1,062,577
2018			3,281	3,269	3,233	155	1,050,608
2019				3,362	3,361	368	1,029,935
2020					2,829	807	741,369
				Total	$15,374

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2016	$1,610	$2,203	$2,466	$2,616	$2,686	Adjustment Expenses,
2017		1,912	2,575	2,887	3,046	Net of Reinsurance
2018			1,889	2,582	2,880
2019				1,933	2,650	2016 -	Before
2020					1,571	2020	2016
				Total	$12,833	$2,541	$227
					Total net liability		$2,768

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	58.0%	21.3%	9.5%	5.2%	2.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	IBNR Reserves December 31, 2020	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$1,556	$1,547	$1,525	$1,511	$1,506	$5	144,534
2017		2,312	2,340	2,343	2,170	27	170,114
2018			2,610	2,574	2,381	32	187,093
2019				2,297	2,344	65	179,977
2020					3,019	737	192,501
				Total	$11,420

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2016	$1,049	$1,392	$1,455	$1,479	$1,489	Adjustment Expenses,
2017		1,471	2,059	2,197	2,089	Net of Reinsurance
2018			1,657	2,298	2,255
2019				1,613	2,179	2016 -	Before
2020					2,019	2020	2016
				Total	$10,031	$1,389	$16
					Total net liability		$1,405

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	68.6%	25.2%	2.9%	(1.7)%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2020	Cumulative
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2011	$467	$445	$453	$449	$441	$434	$429	$424	$414	$415	$(2)	55,789
2012		442	420	421	404	403	386	380	368	368	1	51,227
2013			493	486	477	465	452	450	440	435	(4)	54,237
2014				436	452	452	440	433	430	430	(6)	52,290
2015					366	366	366	362	363	363	7	45,205
2016						367	416	416	426	426	8	45,759
2017							352	387	410	410	16	46,808
2018								447	469	471	33	50,558
2019									452	447	60	47,945
2020										353	132	28,763
									Total	$4,118

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2011	$179	$253	$285	$319	$355	$377	$396	$404	$408	$412
2012		168	235	266	292	321	339	348	353	359
2013			197	276	309	342	375	394	411	420
2014				193	270	307	336	368	390	407	Liability for Claims
2015					164	230	258	287	312	327	And Allocated Claim
2016						215	288	315	349	373	Adjustment Expenses,
2017							185	261	301	326	Net of Reinsurance
2018								222	310	346
2019									219	294	2011 -	Before
2020										146	2020	2011
									Total	$3,410	$708	$29
										Total net liability		$737

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	45.7%	17.9%	8.0%	7.5%	7.3%	4.7%	3.7%	1.7%	1.3%	0.9%

The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2020 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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
•The paid loss development method assumes that the future change (positive or negative) in cumulative paid losses for a given cohort of claims will occur in a stable, predictable pattern from year-to-year, consistent with the pattern observed in past cohorts.
•The case incurred development method is the same as the paid loss development method but is based on cumulative case-incurred losses rather than paid losses.
•The Bornhuetter-Ferguson method uses an initial estimate of ultimate losses for a given product line reserve component, typically expressed as a ratio to earned premium.  The method assumes that the ratio of additional claim activity to earned premium for that component is relatively stable and predictable over time and that actual claim activity to date is not a credible predictor of further activity for that component.  The method is used most often for more recent accident years where claim data is sparse and/or volatile, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible.
•The average value analysis combined with the reported claim development method assumes that average claim values are stable and predictable over time for a particular cohort of claims.  It is typically limited to analysis at more granular levels, such as coverage or hazard/peril, where a more homogeneous subset of claims produce a more stable and fairly predictable average value.  The reported claim development method is the same as the paid loss development method but uses changes in cumulative claim counts to produce estimates of ultimate claim counts rather than ultimate dollars.  The resulting estimate of ultimate claim counts by cohort is multiplied by an average value per claim from an average value analysis to obtain estimated ultimate claims and claim adjustment expenses.

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
8.                                      INSURANCE CLAIM RESERVES (Continued)
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
Asbestos and Environmental Reserves
At December 31, 2020 and 2019, the Company’s claims and claim adjustment expense reserves included $1.65 billion and $1.60 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including, without limitation, those which are set forth below.
Asbestos Reserves. Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder with open claims at least annually.  Among the factors the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; the potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
In the third quarter of 2020, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

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

The number of policyholders with open asbestos claims declined slightly while gross asbestos-related payments increased slightly, in each case when compared to 2019. Payments on behalf of these policyholders continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders, and the assumed reinsurance component of reserves, as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves, and the Company’s evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.

The completion of these reviews and analyses in 2020, 2019 and 2018 resulted in $295 million, $220 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in 2020, 2019 and 2018 were $237 million, $224 million and $225 million, respectively. Approximately 1%, 4% and 9% of total net paid losses in 2020, 2019 and 2018, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.
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
8.                                      INSURANCE CLAIM RESERVES (Continued)
resolution process; and the applicable law in each jurisdiction. The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial methods are not used to estimate these reserves.

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2020, 2019 and 2018, the Company increased its net environmental reserves by $54 million, $76 million and $55 million, respectively.

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
Catastrophe Exposure
The Company has geographic exposure to catastrophe losses, which include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events.  Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure.  The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires and cyber attacks may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.
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
8.                                      INSURANCE CLAIM RESERVES (Continued)
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

9.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2020	2019
Short-term:
Commercial paper	$100	$100
3.90% Senior notes due November 1, 2020	—	500
Total short-term debt	100	600
Long-term:
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	700
4.05% Senior notes due March 7, 2048	500	500
4.10% Senior notes due March 4, 2049	500	500
2.55% Senior notes due April 27, 2050	500	—
Total long-term debt	6,504	6,004
Total debt principal	6,604	6,604
Unamortized fair value adjustment	41	43
Unamortized debt issuance costs	(95)	(89)
Total debt	$6,550	$6,558

2020 Debt Issuance. On April 27, 2020, the Company issued $500 million aggregate principal amount of 2.55% senior notes that will mature on April 27, 2050. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $490 million. Interest on the senior notes is payable semi-annually in arrears on April 27 and October 27. Prior to October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding October 27, 2049 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 25 basis points. On or after October 27, 2049, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
2020 Debt Repayment. On November 1, 2020, the Company's $500 million, 3.90% notes matured and were fully paid.

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

2018 Debt Repayment. On May 15, 2018, the Company's $500 million, 5.80% senior notes matured and were fully paid.

Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2020 ranged from 0.12% to 1.62%, and in 2019 ranged from 1.58% to 2.48%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $2 million and $1 million for the years ended December 31, 2020 and 2019, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2020	2019
Junior subordinated debentures	7.625%	Dec. 2027	$10	$11	6.147%
	8.500%	Dec. 2045	14	14	6.362%
	8.312%	Jul. 2046	17	18	6.362%
Total			$41	$43
The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.
Maturities—The Company has no senior notes or junior subordinated debentures that become due during the years 2021 through 2025.
Credit Agreement
The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $12.494 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s Board of Directors.  At December 31, 2020, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s credit ratings.  At December 31, 2020, that cost would have been LIBOR plus 100 basis points, had there been any amounts outstanding under the credit agreement.  In the event that LIBOR is no longer available, the credit agreement provides that the Company and the syndicate of financial institutions use commercially reasonable efforts to jointly agree upon an alternate rate of interest.
Shelf Registration
The Company has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 10, 2022 which permits it to issue securities from time to time at prices and on other terms to be determined at the time of offering.

10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY
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
Restricted Stock

In August 2020, 41,997 shares of restricted stock issued by the Company in August 2017 to certain employees of an acquired business vested and were distributed. The value of the shares was recognized over the vesting period and was included with the share-based compensation cost of awards that are issued under the Company’s share-based incentive compensation plan (see note 14).

Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  In April 2017, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. During 2020, the Company repurchased 4.9 million shares under its share repurchase authorization, for a total of $625 million. The average cost per share repurchased was $127.17. At December 31, 2020, the Company had $1.16 billion of capacity remaining under its share repurchase authorization.
The Company’s Amended and Restated 2004 Stock Incentive Plan and the Amended and Restated 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.  During the years ended December 31, 2020 and 2019, the Company acquired $47 million and $48 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.73 billion is available by the end of 2021 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2021 and/or increase the amount of dividends from its insurance subsidiaries in 2021, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.
In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company’s U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company’s shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 9.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
TRV and its two non-insurance holding company subsidiaries received dividends of $2.00 billion, $2.50 billion and $2.30 billion from their U.S. insurance subsidiaries in 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, TRV declared cash dividends per common share of $3.37, $3.23 and $3.03, respectively, and paid cash dividends of $861 million, $844 million and $814 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $2.98 billion, $2.74 billion and $2.61 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $22.18 billion and $21.33 billion at December 31, 2020 and 2019, respectively.

11.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the years ended December 31, 2020, 2019 and 2018.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$747	$207	$(686)	$(611)	$(343)
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(34)	—	—	—	(34)
Income tax benefit	(12)	—	—	—	(12)
Net of taxes	(22)	—	—	—	(22)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	145	7	(141)	(35)	(24)
Total effect of adoption of new guidance at January 1, 2018, net of tax	123	7	(141)	(35)	(46)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,151)	(21)	(114)	(227)	(1,513)
Amounts reclassified from AOCI, net of tax	(25)	—	68	—	43
Net OCI, current period	(1,176)	(21)	(46)	(227)	(1,470)
Balance, December 31, 2018	(306)	193	(873)	(873)	(1,859)
OCI before reclassifications, net of tax	2,406	(4)	(14)	106	2,494
Amounts reclassified from AOCI, net of tax	(43)	—	41	7	5
Net OCI, current period	2,363	(4)	27	113	2,499
Balance, December 31, 2019	2,057	189	(846)	(760)	640
OCI before reclassifications, net of tax	1,876	(7)	(53)	21	1,837
Amounts reclassified from AOCI, net of tax	(41)	—	67	(1)	25
Net OCI, current period	1,835	(7)	14	20	1,862
Balance, December 31, 2020	$3,892	$182	$(832)	$(740)	$2,502

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                   OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2020	2019	2018
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$2,331	$2,994	$(1,489)
Income tax expense (benefit)	496	631	(313)
Net of taxes	1,835	2,363	(1,176)
Having credit losses recognized in the consolidated statement of income	(9)	(4)	(27)
Income tax benefit	(2)	—	(6)
Net of taxes	(7)	(4)	(21)
Net changes in benefit plan assets and obligations	18	33	(56)
Income tax expense (benefit)	4	6	(10)
Net of taxes	14	27	(46)
Net changes in unrealized foreign currency translation	12	117	(247)
Income tax expense (benefit)	(8)	4	(20)
Net of taxes	20	113	(227)
Total other comprehensive income (loss)	2,352	3,140	(1,819)
Total income tax expense (benefit)	490	641	(349)
Total other comprehensive income (loss), net of taxes	$1,862	$2,499	$(1,470)

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

(for the year ended December 31, in millions)	2020	2019	2018
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(52)	$(55)	$(32)
Income tax expense (2)	(11)	(12)	(7)
Net of taxes	(41)	(43)	(25)
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	35	21	35
General and administrative expenses (3)	50	31	51
Total	85	52	86
Income tax benefit (2)	18	11	18
Net of taxes	67	41	68
Reclassification adjustment related to foreign currency translation (1)	(1)	7	—
Income tax benefit (2)	—	—	—
Net of taxes	(1)	7	—
Total reclassifications	32	4	54
Total income tax (expense) benefit	7	(1)	11
Total reclassifications, net of taxes	$25	$5	$43
___________________________________________
(1)(Increases) decreases net realized investment gains on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2020	2019	2018
Basic and Diluted
Net income, as reported	$2,697	$2,622	$2,523
Participating securities — allocated income	(19)	(19)	(19)
Net income available to common shareholders — basic and diluted	$2,678	$2,603	$2,504
Common Shares
Basic
Weighted average shares outstanding	253.5	260.0	267.4
Diluted
Weighted average shares outstanding	253.5	260.0	267.4
Weighted average effects of dilutive securities:
Stock options and performance shares	1.1	2.3	2.4
Total	254.6	262.3	269.8
Net income Per Common Share	0
Basic	$10.56	$10.01	$9.37
Diluted	$10.52	$9.92	$9.28

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2020	2019	2018
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$532	$546	$424
Foreign	35	7	41
State	4	6	8
Total current tax expense	571	559	473
Deferred benefit:
Federal	(29)	(33)	(13)
Foreign	(2)	(10)	(22)
Total deferred tax benefit	(31)	(43)	(35)
Total income tax expense included in the consolidated statement of income	540	516	438
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	490	641	(349)
Total income tax expense included in the consolidated financial statements	$1,030	$1,157	$89
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2020	2019	2018
Income (loss) before income taxes
U.S.	$3,095	$3,211	$3,039
Foreign	142	(73)	(78)
Total income before income taxes	3,237	3,138	2,961
Effective tax rate
Statutory tax rate	21%	21%	21%
Expected federal income tax expense	680	659	622
Tax effect of:
Nontaxable investment income	(147)	(149)	(150)
Other, net	7	6	(34)
Total income tax expense	$540	$516	$438
Effective tax rate	17%	16%	15%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
The Company paid income taxes of $578 million, $428 million and $408 million during the years ended December 31, 2020, 2019 and 2018, respectively.  The current income tax payable was $131 million and $126 million at December 31, 2020 and 2019, respectively, and was included in other liabilities in the consolidated balance sheet.
Deferred Tax Liability

The net deferred tax liability comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2020	2019
Deferred tax assets
Claims and claim adjustment expense reserves	$575	$551
Unearned premium reserves	560	539
Compensation-related liabilities	110	97
Net operating losses	87	62
Other	180	181
Total gross deferred tax assets	1,512	1,430
Less: valuation allowance	21	27
Adjusted gross deferred tax assets	1,491	1,403
Deferred tax liabilities
Claims and claim adjustment expense reserve discounting (transition rule)	96	115
Deferred acquisition costs	445	427
Investments	1,225	781
Internally developed software	93	94
Depreciation	130	70
Other	60	53
Total gross deferred tax liabilities	2,049	1,540
Net deferred tax liability	$558	$137
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was a decrease of $6 million in 2020, primarily driven by a $10 million decrease resulting from the sale of the Company's consolidated Brazilian subsidiary, partially offset by increases of $2 million in each of the Company's Canadian subsidiary and Republic of Ireland subsidiary.  Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. Any potential U.S. income tax on these amounts is immaterial.

Net Operating Losses
For tax return purposes, as of December 31, 2020, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.  The NOL amounts by jurisdiction and year of expiration are as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)

(in millions)	Amount	Year of expiration
United States	$2	2035 - 2036
Canada	$13	2035 - 2040
Republic of Ireland	$138	None
United Kingdom	$343	None
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Balance at January 1	$37	$31
Additions for tax positions of prior years	16	8
Reductions for tax positions of prior years	—	—
Reductions based on tax positions related to current year	—	—
Expiration of statute of limitations	(4)	(2)
Balance at December 31	$49	$37
Included in the balances at December 31, 2020 and 2019 were $48 million and $34 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $1 million and $3 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $0 million, $(1) million and $(10) million in interest, respectively.  The Company had approximately $13 million accrued for the payment of interest at both December 31, 2020 and 2019.
The IRS is conducting an examination of the Company’s U.S. income tax returns for 2017 and 2018.  The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

14.                                      SHARE-BASED INCENTIVE COMPENSATION
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
The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee.  Each non-employee director may choose to receive all or a portion of his or her annual retainer, committee chair fee and lead director fee, as applicable, in the form of cash or deferred stock units which vest upon grant.  The annual deferred stock awards vest in full one day prior to the date of the Company’s annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. The annual deferred stock awards, including dividend equivalents, accumulate until distribution either in a lump sum six months after termination of service as a director or, if the director so elects, in annual installments beginning at least six months following termination of service as a director. The deferred stock units issued under the Director Compensation Program are awarded under the 2014 Incentive Plan.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

(for the year ended December 31,)	2020	2019	2018
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	15.73%	15.47% - 15.91%	14.94%
Weighted average volatility	15.73%	15.48%	14.94%
Expected annual dividend per share	$3.28	$3.08 - $3.28	$2.88
Risk-free rate	1.37%	1.70% - 2.54%	2.68%
Additional information
Weighted average grant-date fair value of options granted (per share)	$14.41	$16.64	$20.13
Total intrinsic value of options exercised during the year (in millions)	$47	$88	$67
A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2020 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	9,063,274	$113.93
Original grants	2,474,036	132.58
Exercised	(1,282,155)	91.75
Forfeited or expired	(179,397)	130.78
Outstanding, end of year	10,075,758	$121.03	6.4 years	$196
Vested at end of year (1)	7,648,987	$117.47	5.9 years	$176
Exercisable at end of year	4,636,354	$107.71	4.3 years	$152
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
On February 2, 2021, the Company, under the 2014 Incentive Plan, granted 1,594,624 stock option awards with an exercise price of $139.83 per share. The fair value attributable to the stock option awards on the date of grant was $23.30 per share.
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
The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions.  If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2019 and 2020, and 50% to 200% for awards granted in 2021), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.  Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2020, 2019 and 2018 was $127 million, $130 million and $135 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2020 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,137,661		$128.59	668,747		$132.76
Granted	569,747		131.74	370,410		132.58
Vested	(542,207)	(1)	124.33	(293,519)	(2)	140.85
Forfeited	(78,417)		131.93	(48,903)		131.88
Performance-based adjustment	—		—	27,256	(3)	132.80
Nonvested, end of year	1,086,784		$132.12	723,991		$129.45
___________________________________________
(1)Represents awards for which the requisite service has been rendered.
(2)Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(3)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2018 through 2020.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 285 at the beginning of the year and 394 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 22,359 at the beginning of the year and 29,751 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
On February 2, 2021, the Company, under the 2014 Incentive Plan, granted 908,986 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 541,687 shares and the performance share awards totaled 367,299 shares. The fair value per share attributable to the common stock awards on the date of grant was $139.83.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period.  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2020, 2019 and 2018 was $148 million, $142 million and $140 million, respectively. Included in these amounts are compensation cost adjustments of $3 million, $2 million and $3 million, for the years ended December 31, 2020, 2019 and 2018, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $25 million, $26 million and $26 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, there was $133 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $127 million, $213 million and $132 million in 2020, 2019 and 2018, respectively. The tax benefit for tax deductions from employee stock options exercised during 2020, 2019 and 2018 totaled $10 million, $18 million and $14 million, respectively.

15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS
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

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,954	$3,444	$241	$215	$4,195	$3,659
Benefits earned	128	112	5	6	133	118
Interest cost on benefit obligation	109	134	5	7	114	141
Actuarial loss	336	451	20	19	356	470
Benefits paid	(201)	(187)	(11)	(11)	(212)	(198)
Amendment	—	—	1	—	1	—
Foreign currency exchange rate change	—	—	4	5	4	5
Benefit obligation at end of year	$4,326	$3,954	$265	$241	$4,591	$4,195
Change in plan assets:
Fair value of plan assets at beginning of year	$4,270	$3,771	$115	$103	$4,385	$3,874
Actual return on plan assets	562	686	8	10	570	696
Company contributions	—	—	9	8	9	8
Benefits paid	(201)	(187)	(11)	(11)	(212)	(198)
Foreign currency exchange rate change	—	—	4	5	4	5
Fair value of plan assets at end of year	4,631	4,270	125	115	4,756	4,385
Funded status of plan at end of year	$305	$316	$(140)	$(126)	$165	$190
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$305	$316	$1	$1	$306	$317
Accrued under-funded benefit plan liabilities	—	—	(141)	(127)	(141)	(127)
Total	$305	$316	$(140)	$(126)	$165	$190
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,050	$1,094	$63	$49	$1,113	$1,143
Prior service cost (benefit)	(2)	(3)	1	—	(1)	(3)
Total	$1,048	$1,091	$64	$49	$1,112	$1,140

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$171	$203
Benefits earned	—	—
Interest cost on benefit obligation	4	7
Actuarial (gain) loss	5	(31)
Benefits paid	(10)	(9)
Foreign currency exchange rate change	1	1
Benefit obligation at end of year	$171	$171
Change in plan assets:
Fair value of plan assets at beginning of year	$12	$12
Actual return on plan assets	1	1
Company contributions	8	8
Benefits paid	(10)	(9)
Fair value of plan assets at end of year	11	12
Funded status of plan at end of year	$(160)	$(159)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(160)	$(159)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(41)	$(49)
Prior service benefit	(18)	(21)
Total	$(59)	$(70)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $4.40 billion and $4.05 billion at December 31, 2020 and 2019, respectively. The qualified domestic pension plan accounted for $4.15 billion and $3.82 billion of the total accumulated benefit obligation at December 31, 2020 and 2019, respectively, whereas the nonqualified and foreign plans accounted for $0.25 billion and $0.23 billion of the total accumulated benefit obligation at December 31, 2020 and 2019, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $250 million and $228 million at December 31, 2020 and 2019, respectively, and the aggregate plan assets were $109 million and $100 million at December 31, 2020 and 2019, respectively. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $239 million and $218 million at December 31, 2020 and 2019, respectively, and the aggregate plan assets were $109 million and $100 million at December 31, 2020 and 2019, respectively.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $170 million and $171 million at December 31, 2020 and 2019, respectively, and the aggregate plan assets were $11 million and $12 million at December 31, 2020 and 2019, respectively.
The $336 million and $451 million actuarial losses experienced in 2020 and 2019, respectively, for the qualified domestic pension plan were largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2020 and 2019, respectively.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2020, 2019 and 2018, there were no required contributions to the qualified domestic pension plan.  In 2020 and 2019, the Company made no voluntary contributions to the qualified domestic pension plan. In 2018, the Company voluntarily made contributions totaling $200 million to the qualified domestic pension plan.  There is no required contribution to the qualified domestic pension plan during 2021, and the Company has not determined whether or not additional

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
funding will be made during 2021. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2021.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost (Benefit):
Service cost	$133	$118	$133	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	114	141	126	4	7	7
Expected return on plan assets	(275)	(275)	(264)	—	(1)	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(3)	(3)	(4)
Net actuarial (gain) loss	93	56	91	(4)	—	—
Total non-service cost (benefit)	(69)	(79)	(48)	(3)	3	3
Net periodic benefit cost (benefit)	64	39	85	(3)	3	3
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	1	—	—	—	—	—
Net actuarial (gain) loss	61	49	160	4	(31)	(18)
Foreign currency exchange rate change	1	1	(1)	—	—	—
Amortization of prior service benefit	1	1	1	3	3	4
Amortization of net actuarial gain (loss)	(93)	(56)	(91)	4	—	—
Total other changes recognized in other comprehensive income	(29)	(5)	69	11	(28)	(14)
Total other changes recognized in net periodic benefit cost and other comprehensive income	$35	$34	$154	$8	$(25)	$(11)

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2020, 2019 and 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2020	2019	2018	2020	2019	2018
Service Cost:
Net investment income	$1	$1	$1	$—	$—	$—
Claims and claim adjustment expenses	55	48	54	—	—	—
General and administrative expenses	77	69	78	—	—	—
Total service cost	133	118	133	—	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(29)	(33)	(19)	(1)	1	1
General and administrative expenses	(40)	(46)	(29)	(2)	2	2
Total non-service cost (benefit)	(69)	(79)	(48)	(3)	3	3
Net periodic benefit cost (benefit)	$64	$39	$85	$(3)	$3	$3

Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31,)	2020	2019
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	2.60%	3.28%
Nonqualified domestic pension plan	2.44%	3.17%
Domestic postretirement benefit plan	2.27%	3.09%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	3.50%	4.57%
Interest cost	2.84%	4.02%
Nonqualified domestic pension plan:
Service cost	3.30%	4.40%
Interest cost	2.73%	3.95%
Domestic postretirement benefit plan:
Interest cost	2.67%	3.90%
Expected long-term rate of return on assets:
Pension plan	6.75%	7.00%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	6.75%	7.00%
Medical (age 65 and older)	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2026	2026
Medical (age 65 and older)	2027	2026
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$27	$—	$27	$—
Debt securities issued by foreign governments	30	—	30	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	14	—	14	—
All other corporate bonds	712	—	712	—
Total fixed maturities	783	—	783	—
Mutual funds
Equity mutual funds	1,706	1,699	7	—
Bond mutual funds	949	946	3	—
Total mutual funds	2,655	2,645	10	—
Equity securities	1,171	1,171	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Money market mutual funds	26	26	—	—
Other	120	28	92	—
Total cash and short-term securities	146	54	92	—
Total	$4,756	$3,870	$885	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2019, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$3	$—	$3	$—
Debt securities issued by foreign governments	30	—	30	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	30	—	30	—
All other corporate bonds	715	—	715	—
Total fixed maturities	778	—	778	—
Mutual funds
Equity mutual funds	1,585	1,578	7	—
Bond mutual funds	869	866	3	—
Total mutual funds	2,454	2,444	10	—
Equity securities	1,018	1,017	1	—
Other investments	2	—	—	2
Cash and short-term securities
U.S. Treasury securities	20	20	—	—
Money market mutual funds	27	27	—	—
Other	86	17	69	—
Total cash and short-term securities	133	64	69	—
Total	$4,385	$3,525	$858	$2
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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $11 million and $12 million at December 31, 2020 and 2019, respectively, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2021	$264	$11
2022	268	11
2023	276	12
2024	278	11
2025	278	11
2026 through 2030	1,411	52
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee's Savings Plan account, subject to limitations described below. In addition, starting on January 1, 2020, when an eligible U.S. employee makes a payment toward his or her student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company's matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,000, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees participate in separate savings plans.  The total expense related to all of the savings plans was $132 million, $123 million and $118 million for the years ended December 31, 2020, 2019 and 2018, respectively.
All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.

16.                                      LEASES
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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.                                      LEASES (Continued)

(for the year ended December 31, in millions)	2020	2019

Lease cost
Operating leases	$95	$92
Short-term leases (1)	2	10
Lease expense	97	102
Less: sublease income (2)	—	—
Net lease cost	$97	$102

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$109	$104
Right-of-use assets obtained in exchange for new lease liabilities	$67	$60
Weighted average discount rate	2.51%	3.02%
Weighted average remaining lease term	5.0 years	5.1 years
_________________________________________________________

(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

Lease expense was $185 million for the year ended December 31, 2018 for real estate and other operating leases.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

2021	$103
2022	86
2023	67
2024	50
2025	30
Thereafter	51
Total undiscounted lease payments	387
Less: present value adjustment	25
Operating lease liability	$362

17.                                      CONTINGENCIES, COMMITMENTS AND GUARANTEES
Contingencies
The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject are described below.
Asbestos and Environmental Claims and Litigation
In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.                                      CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)
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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others. These commitments totaled $1.76 billion and $1.66 billion at December 31, 2020 and 2019, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2020.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2020, all of which is indemnified by a third party.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements.

18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
There were no material noncash financing or investing activities during the years ended December 31, 2020, 2019 and 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.                                      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2020 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$7,908	$7,401	$8,275	$8,397	$31,981
Total expenses	7,188	7,486	7,289	6,781	28,744
Income (loss) before income taxes	720	(85)	986	1,616	3,237
Income tax expense (benefit)	120	(45)	159	306	540
Net income (loss)	$600	$(40)	$827	$1,310	$2,697
Net income (loss) per share (1):
Basic	$2.34	$(0.16)	$3.24	$5.13	$10.56
Diluted	2.33	(0.16)	3.23	5.10	10.52

2019 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$7,671	$7,834	$8,013	$8,063	$31,581
Total expenses	6,704	7,169	7,581	6,989	28,443
Income before income taxes	967	665	432	1,074	3,138
Income tax expense	171	108	36	201	516
Net income	$796	$557	$396	$873	$2,622
Net income per share (1):
Basic	$3.01	$2.11	$1.52	$3.37	$10.01
Diluted	2.99	2.10	1.50	3.35	9.92
___________________________________________
(1)Due to the use of an average number of shares for each quarter, the sum of the quarterly earnings per share may not equal the total earnings per share for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended December 31, 2020, the Company transitioned its lockbox premium remittance processing for Business Insurance to a new third party vendor, which has resulted in certain changes to business processes and internal control over financial reporting. Other than this vendor transition, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to this vendor transition and concluded they were effective.

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

The Company’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2020. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2020, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
February 11, 2021

Item 9B.    OTHER INFORMATION
Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis - Additional Compensation Information - Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 3, 2020. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s securities trading policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's "named executive officers" (i.e. an executive officer included in the compensation disclosures in the Company's most recent proxy statement) has entered into a Rule 105b-1 trading plan that remains in effect.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 11, 2021.

Name	Age	Office
Alan D. Schnitzer	55	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	72	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	52	Vice Chairman and Chief Legal Officer
Daniel S. Frey	56	Executive Vice President and Chief Financial Officer
Andy F. Bessette	67	Executive Vice President and Chief Administrative Officer
Michael F. Klein	53	Executive Vice President and President, Personal Insurance
Thomas M. Kunkel	62	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	51	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	55	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	56	Executive Vice President, Strategic Development and President, International
Gregory C. Toczydlowski	54	Executive Vice President and President, Business Insurance

Alan D. Schnitzer, 55, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 72, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

Avrohom J. Kess, 52, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.
Daniel S. Frey, 56, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 67, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 53, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Thomas M. Kunkel, 62, has been Executive Vice President and President, Bond & Specialty Insurance since May 2015. He previously served as President of the Bond & Financial Products organization from 2005. Prior to that, Mr. Kunkel held various positions with the Company or its predecessors since 1984, including Regional Chief Underwriting Officer for Bond's Construction Surety business, head of Bond's field management organization, and head of Bond's Commercial Surety business.
Diane Kurtzman, 51, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 55, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 56, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
Gregory C. Toczydlowski, 54, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.
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

Other
The following sections of the Company’s definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2020 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2021 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee” and, if included in the Proxy Statement, “Share Ownership Information - Delinquent Section 16(a) Reports.”

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2020,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2020,” “Option Exercises and Stock Vested in 2020,” “Outstanding Equity Awards at December 31, 2020,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2020 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	13,018,146	(2)	$120.73 per share	(3)	5,954,479	(4)
___________________________________________
(1)In addition to the 2014 Incentive Plan, also included are The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan), which was replaced by the 2014 Incentive Plan, and certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan and the 2014 Incentive Plan.
(2)Total includes (i) 10,190,188 stock options, (ii) 1,017,217 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,541,923 restricted stock units, (iv) 244,783 director deferred stock awards and dividend equivalents accrued thereon and (v) 24,035 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.
(3)The weighted average exercise prices for both the 2004 Incentive Plan and the 2014 Incentive Plan relate only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration and also does not include common stock units credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu of cash compensation at the election of such directors.
(4)These shares are available for grant as of December 31, 2020 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and an additional 3.1 million shares, 2.5 million shares and 4.4 million shares authorized by shareholders in May 2019, May 2017 and May 2016, respectively, and shares subject to awards under the 2004 Incentive Plan and the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The “Governance of Your Company—Transactions with Related Persons,” “Nominees for Election of Directors” and “Governance of Your Company—Director Independence and Independence Determinations” sections of the Proxy Statement are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The “Audit and Non-Audit Fees” section of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of the report:
(1)     Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 121 hereof.
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

4.1	Description of Common Stock was filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference.
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

10.12*
Current Director Compensation Program, effective as of May 21, 2020, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2020, and is incorporated herein by reference.

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

10.15*
The St. Paul Companies, Inc. Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.16*
The St. Paul Companies, Inc. Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

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
10.25*
The St. Paul Companies, Inc. Benefit Equalization Plan-2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.26*
The St. Paul Companies, Inc. Annual Incentive Plan was filed as an exhibit to the Company's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.

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

10.34*
Form of Performance Share Award Notification and Agreement (2020) was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference.

10.35†*	Form of Performance Share Award Notification and Agreement (2021).
10.36†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
21.1†	A list of the subsidiaries of the Company.
23.1†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit reports into Registration Statements of the Company on Form S-8 and Form S-3.

24.1†	Power of Attorney.
31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1†	The following information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheet at December 31, 2020 and 2019; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 11, 2021	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2021
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Daniel S. Frey
By	/s/ DOUGLAS K. RUSSELL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 11, 2021
Douglas K. Russell
By	*	Director	February 11, 2021
Alan L. Beller
By	*	Director	February 11, 2021
Janet M. Dolan
By	*	Director	February 11, 2021
Patricia L. Higgins
By	*	Director	February 11, 2021
William J. Kane
By	*	Director	February 11, 2021
Clarence Otis Jr.
By	*	Director	February 11, 2021
Elizabeth E. Robinson
By	*	Director	February 11, 2021
Philip T. Ruegger III
By	*	Director	February 11, 2021
Todd C. Schermerhorn
By	*	Director	February 11, 2021
Donald J. Shepard
*By	*	Director	February 11, 2021
Laurie J. Thomsen
	/s/ CHRISTINE K. KALLA		February 11, 2021
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2020	2019	2018
Revenues
Net investment income	$19	$41	$32
Net realized investment gains (losses)	27	33	(13)
Total revenues	46	74	19
Expenses
Interest	292	297	304
Other	18	21	20
Total expenses	310	318	324
Loss before income taxes and net income of subsidiaries	(264)	(244)	(305)
Income tax benefit	(61)	(77)	(114)
Loss before net income of subsidiaries	(203)	(167)	(191)
Net income of subsidiaries	2,900	2,789	2,714
Net income	$2,697	$2,622	$2,523

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2020	2019	2018
Net income	$2,697	$2,622	$2,523
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains on investment securities having no credit losses recognized in the consolidated statement of income	3	4	—
Net changes in benefit plan assets and obligations	25	35	(53)
Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	28	39	(53)
Income tax expense (benefit)	9	12	(17)
Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	19	27	(36)
Other comprehensive income (loss) of subsidiaries	1,843	2,472	(1,434)
Other comprehensive income (loss)	1,862	2,499	(1,470)
Comprehensive income	$4,559	$5,121	$1,053

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2020	2019
Assets
Fixed maturities	$94	$91
Equity securities	241	209
Short-term securities	1,646	1,390
Investment in subsidiaries	33,015	30,028
Other assets	330	336
Total assets	$35,326	$32,054
Liabilities
Debt	$5,856	$5,865
Other liabilities	262	239
Total liabilities	6,118	6,104
Shareholders’ equity
Common stock (1,750.0 shares authorized; 252.4 and 255.5 shares issued and outstanding)	23,743	23,469
Retained earnings	38,778	36,984
Accumulated other comprehensive income	2,502	640
Treasury stock, at cost (527.3 and 522.1 shares)	(35,815)	(35,143)
Total shareholders’ equity	29,208	25,950
Total liabilities and shareholders’ equity	$35,326	$32,054

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2020	2019	2018
Cash flows from operating activities
Net income	$2,697	$2,622	$2,523
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,900)	(2,789)	(2,714)
Dividends received from consolidated subsidiaries	1,964	2,459	2,258
Deferred federal income tax expense (benefit)	3	(2)	28
Change in income taxes payable	(6)	3	100
Other	(79)	(79)	(35)
Net cash provided by operating activities	1,679	2,214	2,160
Cash flows from investing activities
Net purchases of short-term securities	(256)	(19)	(141)
Other investments, net	(7)	(8)	(7)
Net cash used in investing activities	(263)	(27)	(148)
Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(625)	(1,500)	(1,270)
Treasury stock acquired—net employee share-based compensation	(47)	(48)	(51)
Dividends paid to shareholders	(861)	(844)	(814)
Payment of debt	(500)	(500)	(600)
Issuance of debt	490	492	591
Issuance of common stock—employee share options	127	213	132
Net cash used in financing activities	(1,416)	(2,187)	(2,012)
Net increase in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$81	$78	$283
Cash paid during the year for interest	$291	$291	$300

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

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2018-2020
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2020
Business Insurance	$1,152	$44,162	$7,556	$15,294	$1,633	$10,804	$2,518	$2,664	$15,431
Bond & Specialty Insurance	328	3,814	2,020	2,823	213	1,464	519	500	2,951
Personal Insurance	878	6,534	5,646	10,927	381	6,855	1,736	1,314	11,350
Total—Reportable Segments	2,358	54,510	15,222	29,044	2,227	19,123	4,773	4,478	29,732
Other	—	11	—	—	—	—	—	370	—
Consolidated	$2,358	$54,521	$15,222	$29,044	$2,227	$19,123	$4,773	$4,848	$29,732
2019
Business Insurance	$1,161	$42,252	$7,540	$15,300	$1,816	$10,963	$2,503	$2,627	$15,629
Bond & Specialty Insurance	309	3,316	1,845	2,565	233	1,094	478	483	2,739
Personal Insurance	803	6,268	5,219	10,407	419	7,076	1,620	1,220	10,783
Total—Reportable Segments	2,273	51,836	14,604	28,272	2,468	19,133	4,601	4,330	29,151
Other	—	13	—	—	—	—	—	379	—
Consolidated	$2,273	$51,849	$14,604	$28,272	$2,468	$19,133	$4,601	$4,709	$29,151
2018
Business Insurance	$1,102	$41,132	$7,112	$14,722	$1,833	$10,171	$2,388	$2,623	$14,956
Bond & Specialty Insurance	277	3,255	1,619	2,420	233	772	454	459	2,528
Personal Insurance	741	6,266	4,824	9,917	408	7,348	1,539	1,185	10,224
Total—Reportable Segments	2,120	50,653	13,555	27,059	2,474	18,291	4,381	4,267	27,708
Other	—	15	—	—	—	—	—	382	—
Consolidated	$2,120	$50,668	$13,555	$27,059	$2,474	$18,291	$4,381	$4,649	$27,708
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
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2020
Reinsurance recoverables (2)	$92	$1	$53	$—	$146
Allowance for uncollectible:
Premiums receivable from underwriting activities	$55	$95	$2	$47	$105
Deductibles	$22	$7	$(2)	$—	$27
2019
Reinsurance recoverables	$110	$—	$—	$18	$92
Allowance for uncollectible:
Premiums receivable from underwriting activities	$54	$59	$—	$58	$55
Deductibles	$24	$(2)	$—	$—	$22
2018
Reinsurance recoverables	$111	$—	$—	$1	$110
Allowance for uncollectible:
Premiums receivable from underwriting activities	$58	$50	$—	$54	$54
Deductibles	$26	$(1)	$—	$1	$24
___________________________________________
(1)    Credited to the related asset account
(2)    The $53 million represents the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2018-2020
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2020	$2,358	$54,510	$1,138	$15,222	$29,044	$2,227	$19,285	$(267)	$4,773	$16,589	$29,732
2019	$2,273	$51,836	$1,155	$14,604	$28,272	$2,468	$18,854	$164	$4,601	$17,794	$29,151
2018	$2,120	$50,653	$1,158	$13,555	$27,059	$2,474	$18,614	$(406)	$4,381	$17,060	$27,708
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.