Form 10-Q
period 2021-03-31
TRAVELERS COMPANIES, INC.
filed 2021-04-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 15, 2021 was 251,465,267.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2021
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenues
Premiums	$7,386	$7,229
Net investment income	701	611
Fee income	101	108
Net realized investment gains (losses)	44	(98)
Other revenues	81	58

Total revenues	8,313	7,908

Claims and expenses
Claims and claim adjustment expenses	4,970	4,789
Amortization of deferred acquisition costs	1,207	1,178
General and administrative expenses	1,163	1,137
Interest expense	82	84
Total claims and expenses	7,422	7,188

Income before income taxes	891	720
Income tax expense	158	120
Net income	$733	$600

Net income per share
Basic	$2.89	$2.34
Diluted	$2.87	$2.33

Weighted average number of common shares outstanding
Basic	252.1	254.4
Diluted	254.1	255.9

Cash dividends declared per common share	$0.85	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020

Net income	$733	$600

Other comprehensive loss
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,596)	(575)
Having credit losses recognized in the consolidated statement of income	—	(6)
Net changes in benefit plan assets and obligations	25	23
Net changes in unrealized foreign currency translation	26	(268)
Other comprehensive loss before income taxes	(1,545)	(826)
Income tax benefit	(334)	(137)
Other comprehensive loss, net of taxes	(1,211)	(689)
Comprehensive loss	$(478)	$(89)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $70,286 and $68,830; allowance for expected credit losses of $2 and $2)	$73,861	$74,003
Equity securities, at fair value (cost $387 and $387)	477	453
Real estate investments	1,018	1,026
Short-term securities	4,987	5,511
Other investments	3,544	3,430
Total investments	83,887	84,423
Cash	663	721
Investment income accrued	569	603
Premiums receivable (net of allowance for expected credit losses of $110 and $105)	8,167	7,829
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $142 and $146)	8,345	8,350
Ceded unearned premiums	1,165	772
Deferred acquisition costs	2,411	2,358
Contractholder receivables (net of allowance for expected credit losses of $19 and $19)	4,271	4,242
Goodwill	4,017	3,976
Other intangible assets	318	317
Other assets	3,219	3,173
Total assets	$117,032	$116,764

Liabilities
Claims and claim adjustment expense reserves	$55,340	$54,521
Unearned premium reserves	15,742	15,222
Contractholder payables	4,290	4,261
Payables for reinsurance premiums	702	356
Deferred taxes	293	558
Debt	6,550	6,550
Other liabilities	5,846	6,095
Total liabilities	88,763	87,563

Shareholders’ equity
Common stock (1,750.0 shares authorized; 251.5 and 252.4 shares issued and outstanding)	23,905	23,743
Retained earnings	39,285	38,771
Accumulated other comprehensive income	1,291	2,502
Treasury stock, at cost (530.0 and 527.3 shares)	(36,212)	(35,815)
Total shareholders’ equity	28,269	29,201
Total liabilities and shareholders’ equity	$117,032	$116,764

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020

Common stock
Balance, beginning of period	$23,743	$23,469
Employee share-based compensation	108	27
Compensation amortization under share-based plans and other changes	54	46
Balance, end of period	23,905	23,542

Retained earnings
Balance, beginning of period	38,771	36,977
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	(43)
Net income	733	600
Dividends	(216)	(210)
Other	(3)	1
Balance, end of period	39,285	37,325

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	2,502	640
Other comprehensive loss	(1,211)	(689)
Balance, end of period	1,291	(49)

Treasury stock, at cost
Balance, beginning of period	(35,815)	(35,143)
Treasury stock acquired — share repurchase authorization	(356)	(425)
Net shares acquired related to employee share-based compensation plans	(41)	(46)
Balance, end of period	(36,212)	(35,614)

Total shareholders’ equity	$28,269	$25,204

Common shares outstanding
Balance, beginning of period	252.4	255.5
Treasury stock acquired — share repurchase authorization	(2.4)	(3.5)
Net shares issued under employee share-based compensation plans	1.5	0.8
Balance, end of period	251.5	252.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$733	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(44)	98
Depreciation and amortization	235	203
Deferred federal income tax expense	56	6
Amortization of deferred acquisition costs	1,207	1,178
Equity in income from other investments	(200)	(67)
Premiums receivable	(333)	(326)
Reinsurance recoverables	12	(15)
Deferred acquisition costs	(1,258)	(1,215)
Claims and claim adjustment expense reserves	777	388
Unearned premium reserves	509	414
Other	(504)	(636)
Net cash provided by operating activities	1,190	628
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,064	1,461
Proceeds from sales of investments:
Fixed maturities	1,238	388
Equity securities	25	33
Other investments	79	64
Purchases of investments:
Fixed maturities	(4,754)	(2,630)
Equity securities	(19)	(35)
Real estate investments	(5)	(16)
Other investments	(97)	(103)
Net sales of short-term securities	524	906
Securities transactions in course of settlement	269	85
Acquisition, net of cash acquired	(38)	—
Other	(60)	(69)
Net cash provided by (used in) investing activities	(774)	84
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(356)	(425)
Treasury stock acquired — net employee share-based compensation	(41)	(46)
Dividends paid to shareholders	(214)	(210)
Issuance of common stock — employee share options	134	31
Net cash used in financing activities	(477)	(650)
Effect of exchange rate changes on cash	3	(12)
Net increase (decrease) in cash	(58)	50
Cash at beginning of year	721	494
Cash at end of period	$663	$544
Supplemental disclosure of cash flow information
Income taxes paid	$58	$15
Interest paid	$59	$60

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the Company’s 2020 Annual Report).

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

 Adoption of Accounting Standards

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (FASB) issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The Company adopted the updated guidance for the quarter ended March 31, 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

For additional information regarding accounting standards that the Company adopted during the periods presented, see note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

2.    SEGMENT INFORMATION

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2021
Premiums	$3,799	$743	$2,844	$7,386
Net investment income	523	59	119	701
Fee income	95	—	6	101
Other revenues	53	5	23	81
Total segment revenues (1)	$4,470	$807	$2,992	$8,269
Segment income (1)	$317	$137	$314	$768

2020
Premiums	$3,864	$667	$2,698	$7,229
Net investment income	453	55	103	611
Fee income	102	—	6	108
Other revenues	31	5	22	58
Total segment revenues (1)	$4,450	$727	$2,829	$8,006
Segment income (1)	$289	$122	$336	$747
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$811	$899
Commercial automobile	695	684
Commercial property	531	508
General liability	607	601
Commercial multi-peril	870	886
Other	14	12
Total Domestic	3,528	3,590
International	271	274
Total Business Insurance	3,799	3,864
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	266	257
General liability	331	287
Other	56	58
Total Domestic	653	602
International	90	65
Total Bond & Specialty Insurance	743	667
Personal Insurance:
Domestic:
Automobile	1,370	1,351
Homeowners and Other	1,308	1,176
Total Domestic	2,678	2,527
International	166	171
Total Personal Insurance	2,844	2,698
Total earned premiums	7,386	7,229
Net investment income	701	611
Fee income	101	108
Other revenues	81	58
Total segment revenues	8,269	8,006
Other revenues	—	—
Net realized investment gains (losses)	44	(98)
Total revenues	$8,313	$7,908
Income reconciliation, net of tax
Total segment income	$768	$747
Interest Expense and Other (1)	(69)	(71)
Core income	699	676
Net realized investment gains (losses)	34	(76)
Net income	$733	$600
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $65 million and $66 million for the three months ended March 31, 2021 and 2020, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2021	December 31, 2020
Asset reconciliation
Business Insurance	$88,657	$88,422
Bond & Specialty Insurance	9,488	9,420
Personal Insurance	18,279	18,328
Total assets by reportable segment	116,424	116,170
Other assets (1)	608	594
Total consolidated assets	$117,032	$116,764
 _________________________________________________________
(1)The primary components of other assets at both March 31, 2021 and December 31, 2020 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at March 31, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,530	$—	$32	$18	$2,544
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,719	—	1,079	84	18,714
Revenue	11,748	—	699	44	12,403
State general obligation	1,337	—	81	4	1,414
Pre-refunded	3,365	—	204	—	3,569
Total obligations of states, municipalities and political subdivisions	34,169	—	2,063	132	36,100
Debt securities issued by foreign governments	962	—	18	4	976
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,939	—	107	1	2,045
All other corporate bonds	30,663	2	1,651	141	32,171
Redeemable preferred stock	23	—	2	—	25
Total	$70,286	$2	$3,873	$296	$73,861

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,111	$—	$38	$—	$2,149
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,289	—	1,370	2	18,657
Revenue	11,806	—	909	—	12,715
State general obligation	1,343	—	101	—	1,444
Pre-refunded	3,325	—	219	—	3,544
Total obligations of states, municipalities and political subdivisions	33,763	—	2,599	2	36,360
Debt securities issued by foreign governments	1,028	—	26	—	1,054
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	—	139	—	2,361
All other corporate bonds	29,683	2	2,382	9	32,054
Redeemable preferred stock	23	—	2	—	25
Total	$68,830	$2	$5,186	$11	$74,003

Pre-refunded bonds of $3.57 billion and $3.54 billion at March 31, 2021 and December 31, 2020, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.24 billion and $388 million during the three months ended March 31, 2021 and 2020, respectively. Gross gains of $15 million and gross losses of $1 million were realized on those sales during each of the three months ended March 31, 2021 and 2020.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at March 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$352	$87	$7	$432
Non-redeemable preferred stock	35	10	—	45
Total	$387	$97	$7	$477

				Fair
(at December 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$352	$70	$12	$410
Non-redeemable preferred stock	35	8	—	43
Total	$387	$78	$12	$453

For the three months ended March 31, 2021 and 2020, the Company recognized $23 million and $(79) million of net gains (losses) on equity securities still held as of March 31, 2021 and 2020, respectively. Net realized losses on equity securities still held for the first quarter of 2020 were driven by the impact of changes in fair value attributable to the disruption in global financial markets associated with the global pandemic beginning in March 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at March 31, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at March 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$854	$18	$—	$—	$854	$18
Obligations of states, municipalities and political subdivisions	4,654	132	—	—	4,654	132
Debt securities issued by foreign governments	158	4	—	—	158	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	50	1	1	—	51	1
All other corporate bonds	3,494	137	125	4	3,619	141
Total	$9,210	$292	$126	$4	$9,336	$296

	Less than 12 months		12 months or longer		Total
(at December 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$92	$—	$—	$—	$92	$—
Obligations of states, municipalities and political subdivisions	245	2	—	—	245	2
Debt securities issued by foreign governments	7	—	—	—	7	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	20	—	1	—	21	—
All other corporate bonds	681	6	97	3	778	9
Total	$1,045	$8	$98	$3	$1,143	$11

At March 31, 2021, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale:

Fixed Maturities
(for the three months ended March 31, 2021, in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, December 31, 2020	$—	$2	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, March 31, 2021	$—	$2	$2

(1)Credit impairment charges recognized in net realized investment gains (losses) for the three months ended March 31, 2021 included no credit losses on fixed maturity securities which the Company had the intent to sell.

	Fixed Maturities
(for the twelve months ended December 31, 2020, in millions)	Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities	All Other Corporate Bonds	Total

Balance, January 1, 2020	$—	$—	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	—	10	10
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(6)	(6)
Reductions due to sales/defaults of credit-impaired securities	—	(2)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—	—
Balance, December 31, 2020	$—	$2	$2

(1)Credit impairment charges recognized in net realized investment gains for the twelve months ended December 31, 2020 included $13 million of credit losses on fixed maturity securities which the Company had the intent to sell. An allowance for expected credit losses was not previously recorded for these securities.

Total net credit impairment charges (recoveries) included in net realized investment gains (losses) in the consolidated statement of income were $0 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. Credit losses related to the fixed maturity portfolio for the three months ended March 31, 2021 and 2020 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Other Investments

Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2021 and December 31, 2020.

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

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call option at both March 31, 2021 and December 31, 2020 was $5 million, which was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call option in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,544	$2,544	$—	$—
Obligations of states, municipalities and political subdivisions	36,100	—	36,089	11
Debt securities issued by foreign governments	976	—	976	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,045	—	2,045	—
All other corporate bonds	32,171	4	32,009	158
Redeemable preferred stock	25	3	22	—
Total fixed maturities	73,861	2,551	71,141	169
Equity securities
Public common stock	432	432	—	—
Non-redeemable preferred stock	45	38	7	—
Total equity securities	477	470	7	—
Other investments	52	17	—	35
Total	$74,390	$3,038	$71,148	$204

Other liabilities	$5	$—	$—	$5

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	$2,149	$—	$—
Obligations of states, municipalities and political subdivisions	36,360	—	36,349	11
Debt securities issued by foreign governments	1,054	—	1,054	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,361	—
All other corporate bonds	32,054	—	31,899	155
Redeemable preferred stock	25	3	22	—
Total fixed maturities	74,003	2,152	71,685	166
Equity securities
Public common stock	410	410	—	—
Non-redeemable preferred stock	43	18	25	—
Total equity securities	453	428	25	—
Other investments	52	17	—	35
Total	$74,508	$2,597	$71,710	$201

Other liabilities	$5	$—	$—	$5

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

(at March 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,987	$4,987	$630	$4,306	$51
Financial liabilities
Debt	$6,450	$7,994	$—	$7,994	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,511	$5,511	$630	$4,829	$52
Financial liabilities
Debt	$6,450	$8,976	$—	$8,976	$—
Commercial paper	$100	$100	$—	$100	$—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2021 or the year ended December 31, 2020.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2021 and December 31, 2020, and the changes in the allowance for expected credit losses for the three months ended March 31, 2021 and the twelve months ended December 31, 2020.

	At and For the Three Months Ended March 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$7,829	$105	$7,909	$49

Current period change for expected credit losses		16		103
Write-offs of uncollectible premiums receivable		11		47

Balance, end of period	$8,167	$110	$7,829	$105

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2021 and December 31, 2020, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2021 and the twelve months ended December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Three Months Ended March 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,350	$146	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		(4)		1
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,345	$142	$8,350	$146

Of the total reinsurance recoverables at March 31, 2021, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.83 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 6% related to balances of companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at March 31, 2021 and December 31, 2020, and the changes in the allowance for expected credit losses for the three months ended March 31, 2021 and the twelve months ended December 31, 2020.

	At and For the Three Months Ended March 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,242	$19	$4,599	$20

Current period change for expected credit losses		—		1
Write-offs of uncollectible contractholder receivables		—		2
Balance, end of period	$4,271	$19	$4,242	$19

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(in millions)	March 31, 2021	December 31, 2020
Business Insurance	$2,618	$2,613
Bond & Specialty Insurance	550	550
Personal Insurance (1)	823	787
Other	26	26
Total	$4,017	$3,976
 _________________________________________________________

(1) Goodwill at March 31, 2021 included approximately $33 million associated with a business acquired in the first quarter of 2021, which is deductible for tax purposes.

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$105	$34	$71
Contract-based (1)	205	185	20
Total subject to amortization	310	219	91
Not subject to amortization	227	—	227
Total	$537	$219	$318

(at December 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$101	$31	$70
Contract-based (1)	205	184	21
Total subject to amortization	306	215	91
Not subject to amortization	226	—	226
Total	$532	$215	$317
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

Amortization expense of intangible assets was $4 million for each of the three months ended March 31, 2021 and 2020.  Amortization expense for all intangible assets subject to amortization is estimated to be $11 million for the remainder of 2021, $14 million in 2022, $13 million in 2023, $13 million in 2024 and $12 million in 2025. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $3 million for the remainder of 2021, $3 million in 2022, $3 million in 2023, $2 million in 2024 and $2 million in 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2021	December 31, 2020
Property-casualty	$55,330	$54,510
Accident and health	10	11
Total	$55,340	$54,521

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2021	2020
Claims and claim adjustment expense reserves at beginning of year	$54,510	$51,836
Less reinsurance recoverables on unpaid losses	8,153	8,035
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	53
Net reserves at beginning of year	46,357	43,854

Estimated claims and claim adjustment expenses for claims arising in the current year	5,242	4,763
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(294)	(3)
Total increases	4,948	4,760

Claims and claim adjustment expense payments for claims arising in:
Current year	1,059	947
Prior years	3,012	3,439
Total payments	4,071	4,386
Unrealized foreign exchange (gain) loss	28	(210)
Net reserves at end of period	47,262	44,018
Plus reinsurance recoverables on unpaid losses	8,068	7,926
Claims and claim adjustment expense reserves at end of period	$55,330	$51,944

Gross claims and claim adjustment expense reserves at March 31, 2021 increased by $820 million from December 31, 2020, primarily reflecting the impacts of (i) catastrophe losses in the first three months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at March 31, 2021 decreased by $85 million from December 31, 2020, primarily reflecting the impacts of cash collections in the first three months of 2021, partially offset by catastrophe losses in the same period.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2021 and 2020, estimated claims and claim adjustment expenses incurred included $294 million and $3 million, respectively, of net favorable development for claims arising in prior years, including $317 million and $27 million, respectively, of net favorable prior year reserve development, and $12 million of accretion of discount in each period that impacted the Company's results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net favorable prior year reserve development in the first quarter of 2021 totaled $134 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation product line for multiple accident years, partially offset by an increase to environmental reserves. Net favorable prior year reserve development in the first quarter of 2021 included a subrogation benefit of $10 million from Southern California Edison Company related to the 2018 Woolsey wildfire in California. Net favorable prior year reserve development in the first quarter of 2020 totaled $5 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation and commercial property product lines for multiple accident years, largely offset by higher than expected loss experience in the commercial automobile product line for recent accident years.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2021 totaled $15 million, primarily driven by better than expected loss experience in the domestic surety product line for multiple accident years, partially offset by higher than expected loss experience in the domestic general liability product line for management liability coverages for multiple accident years. There was no net prior year reserve development in the first quarter of 2020.

Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2021 totaled $168 million, primarily driven by better than expected loss experience in domestic operations in both the homeowners and other and automobile product lines for recent accident years. Included in net favorable prior year reserve development in the first quarter of 2021 was a subrogation benefit of $62 million from Southern California Edison Company related to the 2018 Woolsey wildfire in California. Net favorable prior year reserve development in the first quarter of 2020 totaled $22 million, primarily driven by better than expected loss experience in domestic operations in both the homeowners and other and automobile product lines for multiple accident years.

8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2021.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2020	$3,892	$182	$(832)	$(740)	$2,502

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,246)	—	—	26	(1,220)
Amounts reclassified from AOCI, net of tax	(11)	—	20	—	9
Net OCI, current period	(1,257)	—	20	26	(1,211)
Balance, March 31, 2021	$2,635	$182	$(812)	$(714)	$1,291

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive loss and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2021	2020

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,596)	$(575)
Income tax benefit	(339)	(118)
Net of taxes	(1,257)	(457)

Having credit losses recognized in the consolidated statement of income	—	(6)
Income tax benefit	—	(2)
Net of taxes	—	(4)

Net changes in benefit plan assets and obligations	25	23
Income tax expense	5	5
Net of taxes	20	18

Net changes in unrealized foreign currency translation	26	(268)
Income tax benefit	—	(22)
Net of taxes	26	(246)

Total other comprehensive loss	(1,545)	(826)
Total income tax benefit	(334)	(137)
Total other comprehensive loss, net of taxes	$(1,211)	$(689)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended March 31,
(in millions)	2021	2020

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(14)	$2
Income tax expense (2)	(3)	—
Net of taxes	(11)	2

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	10	9
General and administrative expenses (3)	15	12
Total	25	21
Income tax benefit (2)	5	4
Net of taxes	20	17

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	11	23
Total income tax benefit	2	4
Total reclassifications, net of taxes	$9	$19
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES

During the three months ended March 31, 2021, the Company repurchased 2.4 million common shares under its share repurchase authorization for total cost of $356 million. The average cost per share repurchased was $147.87.  In addition, the Company acquired 0.3 million shares for a total cost of approximately $41 million during the three months ended March 31, 2021 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at March 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020

Basic and Diluted
Net income, as reported	$733	$600
Participating share-based awards — allocated income	(5)	(5)
Net income available to common shareholders — basic and diluted	$728	$595

Common Shares
Basic
Weighted average shares outstanding	252.1	254.4

Diluted
Weighted average shares outstanding	252.1	254.4
Weighted average effects of dilutive securities — stock options and performance shares	2.0	1.5
Total	254.1	255.9

Net Income per Common Share
Basic	$2.89	$2.34
Diluted	$2.87	$2.33

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2021:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,045,981	$122.61	6.5 years	$224
Exercisable at end of period	4,930,089	$116.37	5.0 years	$168
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $53 million and $46 million for the three months ended March 31, 2021 and 2020, respectively. The related tax benefits recognized in earnings were $9 million and $8 million for the three months ended March 31, 2021 and 2020, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2021 was $240 million, which is expected to be recognized over a weighted-average period of 2.2 years.

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2021 and 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2021	2020	2021	2020

Net Periodic Benefit Cost (Benefit):
Service cost	$35	$33	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$21	$29	$1	$1
Expected return on plan assets	(69)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(2)
Net actuarial (gain) loss	27	23	(1)	—
Total non-service cost (benefit)	(21)	(17)	(1)	(1)
Net periodic benefit cost (benefit)	$14	$16	$(1)	$(1)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2021	2020	2021	2020
Service Cost:
Claims and claim adjustment expenses	$14	$14	$—	$—
General and administrative expenses	21	19	—	—
Total service cost	35	33	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(9)	(7)	—	—
General and administrative expenses	(12)	(10)	(1)	(1)
Total non-service cost (benefit)	(21)	(17)	(1)	(1)
Net periodic benefit cost (benefit)	$14	$16	$(1)	$(1)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued

	Three Months Ended March 31,
(in millions)	2021	2020

Lease cost
Operating leases	$23	$24
Short-term leases (1)	—	—
Lease expense	23	24
Less: sublease income (2)	—	—
Net lease cost	$23	$24

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$26	$27
Right-of-use assets obtained in exchange for new lease liabilities	$12	$14
Weighted average discount rate	2.46%	2.97%
Weighted average remaining lease term	4.9 years	5.0 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.66 billion and $1.76 billion at March 31, 2021 and December 31, 2020, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at March 31, 2021.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2021, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2021 First Quarter Consolidated Results of Operations

•Net income of $733 million, or $2.89 per share basic and $2.87 per share diluted
•Net earned premiums of $7.39 billion
•Catastrophe losses of $835 million ($659 million after-tax)
•Net favorable prior year reserve development of $317 million ($249 million after-tax)
•Combined ratio of 96.6%
•Net investment income of $701 million ($590 million after-tax)
•Net realized investment gains of $44 million ($34 million after-tax)
•Operating cash flows of $1.19 billion

2021 First Quarter Consolidated Financial Condition

•Total investments of $83.89 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $117.03 billion
•Total debt of $6.55 billion, resulting in a debt-to-total capital ratio of 18.8% (20.5% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $613 million, comprising $397 million of share repurchases and $216 million of dividends
•Share repurchase authorization increased by $5.0 billion on April 20, 2021
•Shareholders’ equity of $28.27 billion
•Net unrealized investment gains of $3.58 billion ($2.82 billion after-tax)
•Book value per common share of $112.42
•Holding company liquidity of $1.76 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2021	2020

Revenues
Premiums	$7,386	$7,229
Net investment income	701	611
Fee income	101	108
Net realized investment gains (losses)	44	(98)
Other revenues	81	58
Total revenues	8,313	7,908

Claims and expenses
Claims and claim adjustment expenses	4,970	4,789
Amortization of deferred acquisition costs	1,207	1,178
General and administrative expenses	1,163	1,137
Interest expense	82	84
Total claims and expenses	7,422	7,188
Income before income taxes	891	720
Income tax expense	158	120
Net income	$733	$600

Net income per share
Basic	$2.89	$2.34
Diluted	$2.87	$2.33

Combined ratio
Loss and loss adjustment expense ratio	66.7%	65.5%
Underwriting expense ratio	29.9	30.0
Combined ratio	96.6%	95.5%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.87 in the first quarter of 2021 increased by 23% over diluted net income per share of $2.33 in the same period of 2020.  Net income of $733 million in the first quarter of 2021 increased by 22% over net income of $600 million in the same period of 2020.  The slightly higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) net realized investment gains compared to net realized investment losses in the same period of 2020, (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") and (iv) higher net investment income, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in the first quarters of 2021 and 2020 was $317 million and $27 million, respectively. Catastrophe losses in the first quarters of 2021 and 2020 were $835 million and $333 million, respectively. The higher underlying underwriting margins in the first quarter of 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in the first quarter of 2021 reflected a net favorable impact from COVID-19 and related economic conditions, compared with net charges associated with COVID-19 and related economic conditions in the same period of 2020. Income tax expense in the first quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For discussion regarding the impact of COVID-19 and related economic conditions on the Company's results for the year ended December 31, 2020, see “Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see “Outlook” herein and “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months ended March 31, 2021 and 2020, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2021 were $7.39 billion, $157 million or 2% higher than in the same period of 2020.  In Business Insurance, earned premiums in the first quarter of 2021 decreased by 2% from the same period of 2020. Earned premiums in Business Insurance in the first quarter of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case driven by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in the first quarter of 2021 increased by 11% over the same period of 2020. In Personal Insurance, earned premiums in the first quarter of 2021 increased by 5% over the same period of 2020. Earned premiums in Bond & Specialty Insurance and Personal Insurance in the first quarters of both 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Average investments (1)	$81,209	$76,191
Pre-tax net investment income	701	611
After-tax net investment income	590	519
Average pre-tax yield (2)	3.5%	3.2%
Average after-tax yield (2)	2.9%	2.7%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2021 was $701 million, $90 million or 15% higher than in the same period of 2020. Net investment income from fixed maturity investments in the first quarter of 2021 was $491 million, $20 million lower than in the same period of 2020, primarily resulting from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2021 was $3 million, $19 million lower than in the same period of 2020, primarily resulting from lower short-term interest rates. Net investment income generated by the Company's remaining investment portfolios in the first quarter of 2021 was $218 million, $130 million higher than in the same period of 2020, primarily reflecting higher returns from private equity partnerships. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
Fee income in the first quarter of 2021 was $101 million, $7 million lower than in the same period of 2020. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2021	2020
Credit impairment gains (losses)	$—	$(16)
Net realized investment gains (losses) on equity securities still held	23	(79)
Other net realized investment gains (losses), including from sales	21	(3)
Total	$44	$(98)

Net realized investment gains on equity securities still held of $23 million in the first quarter of 2021 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized losses on equity securities still held for the first quarter of 2020 were driven by the impact of changes in fair value attributable to the disruption in global financial markets associated with the global pandemic beginning in March 2020 related to the novel coronavirus COVID-19.

Other Revenues
Other revenues in the first quarters of 2021 and 2020 included revenues from Simply Business and installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2021 were $4.97 billion, $181 million or 4% higher than in the same period of 2020, primarily reflecting (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher losses in the homeowners and other product line in Personal Insurance, primarily attributable to a comparison to a low level of non-catastrophe weather-related losses in the first quarter of 2020, and (iv) higher business volumes, partially offset by (v) higher net favorable prior year reserve development, (vi) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven primarily attributable to COVID-19 and related economic conditions and (vii) a net charge associated with COVID-19 and related economic conditions in Business Insurance in the first quarter of 2020. Catastrophe losses in the first quarter of 2021 primarily resulted from winter storms and wind storms in several regions of the United States. Catastrophe losses in the first quarter of 2020 primarily resulted from tornado activity in Tennessee and other wind storms and winter storms in several regions of the United States. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses are discussed in more detail in the segment discussions that follow.

Factors contributing to net favorable prior year reserve development during the first quarters of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2021 and 2020, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2021 and 2020 for significant catastrophes that occurred in 2020 and 2019, and the estimate of ultimate losses for those catastrophes at March 31, 2021 and December 31, 2020. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2021 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2021	2020	March 31, 2021	December 31, 2020

2019
PCS Serial Number:
33 — Severe wind storms	(1)	5	257	258
61 — Severe wind storms and tornadoes	(8)	—	109	117

2020
PCS Serial Number:
16 — Tennessee tornado activity	(1)	182	150	151
19 — Severe storms	(5)	n/a	129	134
20 — Severe storms	(5)	n/a	160	165
33 — Civil unrest	—	n/a	100	100
44 — Tropical Storm Isaias	(1)	n/a	139	140
46 — Midwest derecho	(5)	n/a	207	212
68 — California wildfire - Glass fire	(7)	n/a	138	145

2021
PCS Serial Number:
15 — Winter storms	223	n/a	223	n/a
17 — Winter storms	480	n/a	480	n/a
_________________________________________________________

(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2020 and 2019 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties, the terms of which are described in "Part I—Item 1—Business" in the Company's 2020 Annual Report. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2020 through and including December 31, 2020, and the period January 1, 2019 through and including December 31, 2019, respectively. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2021 was $1.21 billion, $29 million or 2% higher than in the same period of 2020, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2021 were $1.16 billion, $26 million or 2% higher than in the same period of 2020, primarily reflecting the impact of costs associated with higher business volumes, partially offset by lower net expenses related to COVID-19 and related economic conditions. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the first quarters of 2021 and 2020 was $82 million and $84 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the first quarter of 2021 was $158 million, $38 million or 32% higher than in the same period of 2020, primarily reflecting the $171 million increase in income before income taxes in the first quarter of 2021.

The Company’s effective tax rate was 18% and 17% in the first quarters of 2021 and 2020, respectively.  The effective tax rates in both periods were lower than the statutory rate of 21%, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 96.6% in the first quarter of 2021 was 1.1 points higher than the combined ratio of 95.5% in the same period of 2020.  The loss and loss adjustment expense ratio of 66.7% in the first quarter of 2021 was 1.2 points higher than in the loss and loss adjustment expense ratio of 65.5% in the same period of 2020.  The underwriting expense ratio of 29.9% for the first quarter of 2021 was 0.1 points lower than the underwriting expense ratio of 30.0% in the same period of 2020.

Catastrophe losses in the first quarters of 2021 and 2020 accounted for 11.3 points and 4.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2021 and 2020 provided 4.2 points and 0.4 points, respectively, of benefit to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2021 was 1.8 points lower than the 2020 ratio on the same basis, primarily reflecting (i) lower losses in the automobile product line in Personal Insurance due to a decrease in miles driven primarily attributable to COVID-19 and related economic conditions, (ii) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance and (iii) a net charge associated with COVID-19 and related economic conditions in Business Insurance in the first quarter of 2020, partially offset by (iv) higher losses in the homeowners and other product line in Personal Insurance, primarily attributable to a comparison to a low level of non-catastrophe weather-related losses in the first quarter of 2020.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020
Business Insurance	$4,776	$4,794
Bond & Specialty Insurance	834	750
Personal Insurance	2,797	2,608
Total	$8,407	$8,152

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020
Business Insurance	$4,125	$4,190
Bond & Specialty Insurance	723	663
Personal Insurance	2,657	2,493
Total	$7,505	$7,346

Gross and net written premiums in the first quarter of 2021 increased by 3% and 2%, respectively, over the same period of 2020. In Business Insurance, gross written premiums were comparable with the same period of 2020, and net written premiums decreased by 2% from the same period of 2020. Gross and net written premiums in Business Insurance in the first quarter of 2021 were negatively impacted by lower exposures in the workers' compensation product line due to the impact of COVID-19 and related economic conditions on payrolls. Gross and net written premiums in the first quarter of 2021 in Bond & Specialty Insurance increased by 11% and 9%, respectively, over the same period of 2020. Gross and net written premiums in Bond &

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Specialty Insurance in the first quarter of 2021 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in the first quarter of 2021 both increased by 7% over the same period of 2020, primarily driven by increases in the homeowners and other product line. Gross and net written premiums in Personal Insurance in the first quarter of 2021 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Revenues
Earned premiums	$3,799	$3,864
Net investment income	523	453
Fee income	95	102
Other revenues	53	31
Total revenues	4,470	4,450

Total claims and expenses	4,098	4,112

Segment income before income taxes	372	338
Income tax expense	55	49
Segment income	$317	$289

Loss and loss adjustment expense ratio	72.2%	70.9%
Underwriting expense ratio	31.3	31.3
Combined ratio	103.5%	102.2%

Overview
Segment income in the first quarter of 2021 was $317 million, $28 million or 10% higher than segment income of $289 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first quarters of 2021 and 2020 was $134 million and $5 million, respectively. Catastrophe losses in the first quarters of 2021 and 2020 were $506 million and $195 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends in the first quarter of 2021 and (ii) a net charge associated with COVID-19 and related economic conditions in the first quarter of 2020. Income tax expense in the first quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2021 of $3.80 billion decreased by 2% from the same period of 2020. Earned premiums in the first quarter of 2021 were impacted by a decrease in net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions. Earned premiums in the first quarter of 2020 were negatively impacted by a reduction in the Company's estimate of ultimate audit premiums receivable, including the effect of COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the first quarter of 2021 was $523 million, $70 million or 15% higher than in the same period of 2020.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2021 compared with the same period of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the first quarter of 2021 was $95 million, $7 million or 7% lower than in the same period of 2020, primarily reflecting lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the first quarter of 2021 were $53 million, $22 million or 71% higher than in the same period of 2020, primarily reflecting growth in revenues from Simply Business. Other revenues also included installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2021 were $2.79 billion, comparable with the same period of 2020, as the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions, and (ii) higher net favorable prior year reserve development were largely offset by (iii) higher catastrophe losses and (iv) loss cost trends. Claims and claim adjustment expenses in the first quarter of 2020 were unfavorably impacted by modestly higher loss estimates in certain product lines associated with COVID-19 and related economic conditions.

Factors contributing to net favorable prior year reserve development during the first quarters of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2021 was $627 million, $9 million or 1% lower than in the same period of 2020, generally consistent with the decrease in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2021 were $683 million, comparable with the same period of 2020. General and administrative expenses in the first quarter of 2021 included the benefit of lower travel-related expenses related to COVID-19 and related economic conditions. General and administrative expenses in the first quarter of 2020 included an increase in the allowance for expected credit losses on premiums receivable attributable to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the first quarter of 2021 was $55 million, $6 million or 12% higher than in the same period of 2020, primarily reflecting the impact of the $34 million increase in income before income taxes.

Combined Ratio

The combined ratio of 103.5% in the first quarter of 2021 was 1.3 points higher than the combined ratio of 102.2% in the same period of 2020.  The loss and loss adjustment expense ratio of 72.2% in the first quarter of 2021 was 1.3 points higher than the loss and loss adjustment expense ratio of 70.9% in the same period of 2020. The underwriting expense ratio of 31.3% for the first quarter of 2021 was level with the underwriting expense ratio in the same period of 2020.

Catastrophe losses in the first quarters of 2021 and 2020 accounted for 13.3 points and 5.0 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarters of 2021 and 2020 provided 3.5 points and 0.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2021 was 3.6 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

first quarter of 2021 and (ii) a net charge associated with COVID-19 and related economic conditions in the first quarter of 2020.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020
Domestic:
Select Accounts	$751	$821
Middle Market	2,565	2,569
National Accounts	497	508
National Property and Other	600	556
Total Domestic	4,413	4,454
International	363	340
Total Business Insurance	$4,776	$4,794

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020
Domestic:
Select Accounts	$729	$799
Middle Market	2,384	2,408
National Accounts	290	301
National Property and Other	445	428
Total Domestic	3,848	3,936
International	277	254
Total Business Insurance	$4,125	$4,190

Gross written premiums in the first quarter of 2021 were comparable with the same period of 2020. Net written premiums in the first quarter of 2021 decreased by 2% from the same period of 2020. Gross and net written premiums in the first quarter of 2021 were negatively impacted by lower net written premiums in the workers' compensation product line due to the impact of COVID-19 and related economic conditions on payrolls.

Select Accounts.  Net written premiums of $729 million in the first quarter of 2021 decreased by 9% from the same period of 2020. Retention rates remained strong in the first quarter of 2021 but declined from the same period of 2020.  Renewal premium changes in the first quarter of 2021 remained positive and were higher than in the same period of 2020.  New business premiums in the first quarter of 2021 decreased from the same period of 2020.

Middle Market.  Net written premiums of $2.38 billion in the first quarter of 2021 decreased by 1% from the same period of 2020. Retention rates remained strong in the first quarter of 2021.  Renewal premium changes in the first quarter of 2021 remained positive and were higher than in the same period of 2020.  New business premiums in the first quarter of 2021 decreased from the same period of 2020.

National Accounts.  Net written premiums of $290 million in the first quarter of 2021 decreased by 4% from the same period of 2020.  Retention rates remained strong in the first quarter of 2021.  Renewal premium changes were flat in the first quarter of 2021 and lower than in the same period of 2020. New business premiums in the first quarter of 2021 increased over the same period of 2020.

National Property and Other.  Net written premiums of $445 million in the first quarter of 2021 increased by 4% over the same period of 2020.  Retention rates remained strong in the first quarter of 2021.  Renewal premium changes in the first quarter of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

2021 remained positive and were slightly higher than in the same period of 2020. New business premiums in the first quarter of 2021 decreased from the same period of 2020.

International.  Net written premiums of $277 million in the first quarter of 2021 increased by 9% over the same period of 2020, primarily driven by changes in foreign currency exchange rates and the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Revenues
Earned premiums	$743	$667
Net investment income	59	55
Other revenues	5	5
Total revenues	807	727

Total claims and expenses	638	576

Segment income before income taxes	169	151
Income tax expense	32	29
Segment income	$137	$122

Loss and loss adjustment expense ratio	49.9%	48.8%
Underwriting expense ratio	35.3	37.1
Combined ratio	85.2%	85.9%

Overview
Segment income in the first quarter of 2021 was $137 million, $15 million or 12% higher than segment income of $122 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) net favorable prior year reserve development, compared with no net prior year reserve development in the same period of 2020, partially offset by (iii) higher catastrophe losses. Net favorable prior year reserve development in the first quarter of 2021 was $15 million. Catastrophe losses in the first quarters of 2021 and 2020 were $24 million and $1 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends and (ii) higher business volumes, partially offset by (iii) other loss activity, including the impact of COVID-19 and related economic conditions. Income tax expense in the first quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in the first quarter of 2021 were $743 million, $76 million or 11% higher than in the same period of 2020, primarily reflecting the increase in net written premiums over the preceding twelve months. Earned premiums in the first quarters of both 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the first quarter of 2021 was $59 million, $4 million or 7% higher than in the same period of 2020. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the first quarter of 2021 compared with the same period of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2021 were $374 million, $47 million or 14% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) other loss activity, including the impact of COVID-19 and related economic conditions, partially offset by (iv) net favorable prior year reserve development, compared with no net prior year reserve development in the same period of 2020.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2021 was $134 million, $10 million or 8% higher than in the same period of 2020.  The increase was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2021 were $130 million, $5 million or 4% higher than in the same period of 2020. The increase primarily reflected the impacts of higher business volumes, partially offset by lower travel-related expenses related to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the first quarter of 2021 was $32 million, $3 million or 10% higher than in the same period of 2020, primarily reflecting the impact of the $18 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 85.2% in the first quarter of 2021 was 0.7 points lower than the combined ratio of 85.9% in the same period of 2020.  The loss and loss adjustment expense ratio of 49.9% in the first quarter of 2021 was 1.1 points higher than the loss and loss adjustment expense ratio of 48.8% in the same period of 2020. The underwriting expense ratio of 35.3% in the first quarter of 2021 was 1.8 points lower than the underwriting expense ratio of 37.1% in the same period of 2020.

Catastrophe losses in the first quarters of 2021 and 2020 accounted for 3.1 points and 0.2 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarter of 2021 provided 2.1 points of benefit to the combined ratio. There was no prior year reserve development in the first quarter of 2020. The underlying combined ratio in the first quarter of 2021 was 1.5 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a lower expense ratio resulting primarily from higher premium volumes, partially offset by (iii) other loss activity, including the impact of COVID-19 and related economic conditions.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020

Domestic:
Management Liability	$502	$438
Surety	235	250
Total Domestic	737	688
International	97	62
Total Bond & Specialty Insurance	$834	$750

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020

Domestic:
Management Liability	$444	$401
Surety	200	215
Total Domestic	644	616
International	79	47
Total Bond & Specialty Insurance	$723	$663

Gross and net written premiums in the first quarter of 2021 increased by 11% and 9%, respectively, over the same period of 2020. Gross and net written premiums in the first quarter of 2021 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic.  Net written premiums of $644 million in the first quarter of 2021 increased by 5% over the same period of 2020.   Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2021.  Renewal premium changes in the first quarter of 2021 remained positive and were higher than in the same period of 2020. New business premiums in the first quarter of 2021 decreased from the same period of 2020.

International.  Net written premiums of $79 million in the first quarter of 2021 increased by 68% over the same period of 2020, primarily driven by increases in the United Kingdom and Canada.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Revenues
Earned premiums	$2,844	$2,698
Net investment income	119	103
Fee income	6	6
Other revenues	23	22
Total revenues	2,992	2,829

Total claims and expenses	2,598	2,409

Segment income before income taxes	394	420
Income tax expense	80	84
Segment income	$314	$336

Loss and loss adjustment expense ratio	63.6%	61.9%
Underwriting expense ratio	26.7	26.3
Combined ratio	90.3%	88.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the first quarter of 2021 was $314 million, $22 million or 7% lower than segment income of $336 million in the same period of 2020. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower underlying underwriting margins, partially offset by (iii) higher net favorable prior year reserve development and (iv) higher net investment income. Catastrophe losses in the first quarters of 2021 and 2020 were $305 million and $137 million, respectively. Net favorable prior year reserve development in the first quarters of 2021 and 2020 was $168 million and $22 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the homeowners and other product line, primarily attributable to a comparison to a low level of non-catastrophe weather-related losses in the first quarter of 2020, partially offset by (ii) lower losses in the automobile product line due to a decrease in miles driven primarily attributable to COVID-19 and related economic conditions and (iii) higher business volumes. Income tax expense in the first quarter of 2021 was lower than in the same period of 2020, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2021 were $2.84 billion, $146 million or 5% higher than in the same period of 2020, primarily reflecting the increase in net written premiums over the preceding twelve months. Earned premiums in the first quarters of both 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the first quarter of 2021 was $119 million, $16 million or 16% higher than in the same period of 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2021 compared with the same period of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the first quarters of 2021 and 2020 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2021 were $1.81 billion, $137 million or 8% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher losses in the homeowners and other product line, primarily attributable to a comparison to a low level of non-catastrophe weather-related losses in the first quarter of 2020, and (iv) higher business volumes, partially offset by (v) higher net favorable prior year reserve development and (vi) lower losses in the automobile product line due to a decrease in miles driven primarily attributable to COVID-19 and related economic conditions.

Factors contributing to net favorable prior year reserve development during the first quarters of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2021 was $446 million, $28 million or 7% higher than in the same period of 2020. The increase in 2021 was generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2021 were $344 million, $24 million or 8% higher than in the same period of 2020. The increase in 2021 primarily reflected the impacts of higher business volumes and normal variability in expenses.

Income Tax Expense
Income tax expense in the first quarter of 2021 was $80 million, $4 million or 5% lower than in same period of 2020, primarily reflecting the impact of the $26 million decrease in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 90.3% in the first quarter of 2021 was 2.1 points higher than the combined ratio of 88.2% in the same period of 2020.  The loss and loss adjustment expense ratio of 63.6% in the first quarter of 2021 was 1.7 points higher than the loss and loss adjustment expense ratio of 61.9% in the same period of 2020.  The underwriting expense ratio of 26.7% for the first quarter of 2021 was 0.4 points higher than the underwriting expense ratio of 26.3% in the same period of 2020.

Catastrophe losses in the first quarters of 2021 and 2020 accounted for 10.8 points and 5.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2021 and 2020 provided 5.9 points and 0.8 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the first quarter of 2021 was 1.4 points higher than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) higher losses in the homeowners and other product line, primarily attributable to a comparison to a low level of non-catastrophe weather-related losses in the first quarter of 2020, partially offset by (ii) lower losses in the automobile product line due to a decrease in miles driven primarily attributable to COVID-19 and related economic conditions.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020

Domestic:
Automobile	$1,387	$1,346
Homeowners and Other	1,268	1,116
Total Domestic	2,655	2,462
International	142	146
Total Personal Insurance	$2,797	$2,608

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2021	2020

Domestic:
Automobile	$1,375	$1,333
Homeowners and Other	1,144	1,017
Total Domestic	2,519	2,350
International	138	143
Total Personal Insurance	$2,657	$2,493

Gross and net written premiums in the first quarter of 2021 both increased by 7% over the same period of 2020.

Domestic
Automobile net written premiums of $1.38 billion in the first quarter of 2021 increased by 3% over the same period of 2020. Retention rates remained strong in the first quarter of 2021.  Renewal premium changes in the first quarter of 2021 were not significant and were lower than in the same period of 2020.  New business premiums in the first quarter of 2021 increased over the same period of 2020.

Homeowners and Other net written premiums of $1.14 billion in the first quarter of 2021 increased by 12% over the same period of 2020.  Retention rates remained strong in the first quarter of 2021.  Renewal premium changes in the first quarter of 2021 remained positive and were slightly higher than in the same period of 2020.  New business premiums in the first quarter of 2021 increased over the same period of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its Domestic business, Personal Insurance had approximately 8.5 million and 8.0 million active policies at March 31, 2021 and 2020, respectively.

International
International net written premiums of $138 million in the first quarter of 2021 decreased by 3% from the same period of 2020, due to lower net written premiums in the automobile product line.

For its International business, Personal Insurance had approximately 490,000 and 518,000 active policies at March 31, 2021 and 2020, respectively.
Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2021	2020
Income (loss)	$(69)	$(71)

The Income (loss) for Interest Expense and Other in the first quarters of 2021 and 2020 was $(69) million and $(71) million, respectively.  Pre-tax interest expense in the first quarters of 2021 and 2020 was $82 million and $84 million, respectively. After-tax interest expense in the first quarters of 2021 and 2020 was $65 million and $66 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first three months of 2021 and 2020 were $49 million and $63 million, respectively. Net asbestos reserves were $1.29 billion and $1.21 billion at March 31, 2021 and March 31, 2020, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2021	2020
Beginning reserves:
Gross	$1,668	$1,601
Ceded	(330)	(322)
Net	1,338	1,279

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	52	69
Ceded	(3)	(6)
Net	49	63

Foreign exchange and other:
Gross	—	(2)
Ceded	—	—
Net	—	(2)

Ending reserves:
Gross	1,616	1,530
Ceded	(327)	(316)
Net	$1,289	$1,214
_________________________________________________________
See “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company has received and continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of the alleged storage, emissions or disposal of toxic substances, frequently under policies issued prior to the mid-1980s. These claims are mainly brought pursuant to various state or federal statutes that require a liable party to undertake or pay for environmental remediation. For example, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under these statutes may be joint and several with other responsible parties. The Company has also been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions pertaining to environmental claims have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders.

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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $33 million and $17 million in the first three months of 2021 and 2020, respectively. Net environmental paid loss and loss expenses in the first three months of 2021 and 2020 were $23 million and $14 million, respectively. Net environmental reserves were $316 million and $323 million at March 31, 2021 and March 31, 2020, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2021 were $83.89 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2021 was $73.86 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2021 and December 31, 2020.  Below investment grade securities represented 1.8% of the total fixed maturity investment portfolio at both March 31, 2021 and December 31, 2020. The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at March 31, 2021 and 3.8 (4.0 excluding short-term securities) at December 31, 2020.

 Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2021 and December 31, 2020 included $36.10 billion and $36.36 billion, respectively, of securities that are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2021 and December 31, 2020 were $3.57 billion and $3.54 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both March 31, 2021 and December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2021 and December 31, 2020 included $2.05 billion and $2.36 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2021 and December 31, 2020 were $1.12 billion and $1.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $927 million and $1.12 billion at March 31, 2021 and December 31, 2020, respectively. Approximately 69% and 65% of the Company’s CMO holdings at March 31, 2021 and December 31, 2020, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $284 million and $396 million of non-guaranteed CMO holdings at both March 31, 2021 and December 31, 2020 was "Aa1." The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both March 31, 2021 and December 31, 2020.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2020 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At March 31, 2021 and December 31, 2020, the carrying value of the Company’s other investments was $3.54 billion and $3.43 billion, respectively.

Investments in private equity, hedge fund and real estate partnerships are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2020 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2021	December 31, 2020
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,750	$3,731
Gross structured settlements	2,920	2,964
Mandatory pools and associations	1,817	1,801
Gross reinsurance recoverables	8,487	8,496
Allowance for estimated uncollectible reinsurance	(142)	(146)
Net reinsurance recoverables	$8,345	$8,350

Net reinsurance recoverables at March 31, 2021 decreased by $5 million from December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results for the remainder of 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.

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

As a result of COVID-19, economic conditions in the United States and other countries around the world deteriorated significantly in 2020. The decreased levels of economic activity, together with the related premium refund programs, negatively impacted premium volumes in 2020 and the first quarter of 2021. This impact may persist for the remainder of 2021, and the degree of the impact will depend on the extent and duration of the challenging economic circumstances and could be material.

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
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2021 for new business.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

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

It is possible that changes in economic conditions and steps taken by federal, state and/or local governments and the Federal Reserve in response to COVID-19 or other circumstances could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company's 2020 Annual Report.

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could continue to be affected by COVID-19, such as the reopening of the economy, financial market turmoil, supply chain disruptions, extraordinary monetary and fiscal policy measures, fluctuations in interest rates and foreign currency exchange rates, changes in tariffs or other international trade regulations, the United Kingdom’s withdrawal from the European Union, the political and regulatory environment, changes to the U.S. Federal budget and further potential changes in tax laws or health care legislation in the United States.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at March 31, 2021.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2021, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities; real estate; private equity, hedge fund and real estate partnerships; and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 31% of the fixed maturity portfolio is expected to mature over the three-year period ended December 31, 2023 (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $420 million to $430 million for each remaining quarter of 2021. This expectation could be impacted by further disruptions in global financial markets associated with the continuing impact of COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Further changes in global financial markets could impact the Company’s net investment income in future periods from its non-fixed income investment portfolio, positively or negatively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had net pre-tax realized investment gains of $44 million in the first quarter of 2021. Changes in global financial markets due to the continuing impact of COVID-19 could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $3.58 billion ($2.82 billion after-tax) in its fixed maturity investment portfolio at March 31, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets associated with the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2020 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2020 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2020 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2020 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below, including the impact of COVID-19 and related economic conditions.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company’s common share repurchases in 2021, see “Liquidity and Capital Resources.”

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders' equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2020 Annual Report.

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first three months of 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “Outlook” herein and “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2020 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2021, TRV held total cash and short-term invested assets in the United States aggregating $1.76 billion and having a weighted average maturity of 51 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.21 billion).  TRV’s holding company liquidity of $1.76 billion at March 31, 2021 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2021.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At March 31, 2021, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $249 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2021. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first three months of 2021 and 2020 was $1.19 billion and $628 million, respectively. The increase in cash flows in the first three months of 2021 primarily reflected the impacts of higher levels of cash received for premiums and lower levels of payments for claims and claim adjustment expenses. The lower levels of payments for claims and claim adjustment expenses included the impacts of (i) COVID-19 and related economic conditions, such as lower loss payments in the automobile product line due to a decrease in miles driven and reduced claim settlement activity largely due to the disruptions in the judicial system, partially offset by (ii) payments related to higher catastrophe losses in the first three months of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investing Activities
Net cash used in investing activities in the first three months of 2021 was $774 million compared with net cash provided by investing activities of $84 million in the same period of 2020.  The Company’s consolidated total investments at March 31, 2021 decreased by $536 million, or 1% from year-end 2020, primarily reflecting the impacts of (i) a decrease in net unrealized gains on investments at March 31, 2021 as compared with December 31, 2020, due to the impact of higher interest rates during the first three months of 2021, and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.

Financing Activities
Net cash used in financing activities in the first three months of 2021 and 2020 was $477 million and $650 million, respectively.  The totals in both 2021 and 2020 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2021 and 2020 were $397 million and $471 million, respectively.

Dividends.  Dividends paid to shareholders were $214 million and $210 million in the first three months of 2021 and 2020, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 20, 2021, the Company announced that it would increase its regular quarterly dividend from $0.85 per share to $0.88 per share, a 4% increase. The increased dividend is payable June 30, 2021 to shareholders of record on June 10, 2021.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2021, the Company repurchased 2.4 million common shares under its share repurchase authorization for a total cost of $356 million. The average cost per share repurchased was $147.87.  On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at March 31, 2021.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Debt:
Short-term	$100	$100
Long-term	6,504	6,504
Net unamortized fair value adjustments and debt issuance costs	(54)	(54)
Total debt	6,550	6,550

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	26,978	26,699
Accumulated other comprehensive income	1,291	2,502
Total shareholders’ equity	28,269	29,201
Total capitalization	$34,819	$35,751

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	March 31, 2021	December 31, 2020
Total capitalization	$34,819	$35,751
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	2,817	4,074
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$32,002	$31,677
Debt-to-total capital ratio	18.8%	18.3%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	20.5%	20.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 20.5% at March 31, 2021 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). There have been no rating agency actions taken with respect to the Company since February 11, 2021, the date on which the Company's 2020 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2020 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2020 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2020.

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.97 billion at March 31, 2021) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2021			December 31, 2020
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,168	$8,313	$13,481	$5,267	$8,098	$13,365
Commercial property	1,044	589	1,633	1,006	366	1,372
Commercial multi-peril	2,434	2,465	4,899	2,354	2,311	4,665
Commercial automobile	2,550	2,297	4,847	2,551	2,231	4,782
Workers’ compensation	10,213	9,567	19,780	10,271	9,514	19,785
Fidelity and surety	205	359	564	215	317	532
Personal automobile	1,892	1,492	3,384	1,901	1,514	3,415
Personal homeowners and other	943	1,220	2,163	901	1,168	2,069
International and other	2,544	2,035	4,579	2,565	1,960	4,525
Property-casualty	26,993	28,337	55,330	27,031	27,479	54,510
Accident and health	10	—	10	11	—	11
Claims and claim adjustment expense reserves	$27,003	$28,337	$55,340	$27,042	$27,479	$54,521

The $819 million increase in gross claims and claim adjustment expense reserves since December 31, 2020 primarily reflected the impacts of (i) catastrophe losses in the first three months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2020 Annual Report for a discussion of recently issued accounting pronouncements.

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

Insurance-Related Risks

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
•if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, the Company’s financial results could be materially and adversely affected;
•the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; and
•the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative changes that take place after the Company issues its policies can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations.

Financial, Economic and Credit Risks

•during or following a period of financial market disruption or an economic downturn, the Company’s business could be materially and adversely affected;

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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
•a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs; and
•the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations, pay future shareholder dividends and/or make future share repurchases.

Business and Operational Risks

•the impact of COVID-19 and related risks could materially affect the Company's results of operations, financial position and/or liquidity, including with respect to revenues, claims and claim adjustment expenses, general and administrative expenses, investments, inflation, adverse legislative and/or regulatory action, operational disruptions and heightened cyber security risks and foreign currency exchange rate changes;
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
•the Company’s efforts to develop new products, expand in targeted markets, improve business processes and workflows or make acquisitions may not be successful and may create enhanced risks;
•the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;
•the Company is subject to additional risks associated with its business outside the United States; and
•loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability.

Technology and Intellectual Property Risks

•the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as its business processes become more digital;
•if the Company experiences difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted; and
•intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing the intellectual property of others.

Regulatory and Compliance Risks

•the Company's businesses are heavily regulated by the states and countries in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce the Company's profitability and limit its growth; and
•the Company could be adversely affected if its controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
opportunities (including mergers and acquisitions and related financings), market conditions and other factors, including the ongoing level of uncertainty related to COVID-19.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@Travelers) at https://twitter.com/Travelers.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Notifications” section under the “Investor Toolkit” section at http://investor.travelers.com.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2020 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2020 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report and "Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2020 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2021	January 31, 2021	367,541	$141.63	367,511	$1,109
February 1, 2021	February 28, 2021	1,487,803	$145.68	1,205,761	$933
March 1, 2021	March 31, 2021	833,574	$154.00	832,835	$805
Total		2,688,918	$147.71	2,406,107	$805

Additional authorization on April 20, 2021					$5,000

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at March 31, 2021.

The Company acquired 282,811 shares for a total cost of $41 million during the three months ended March 31, 2021 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Additional

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued

Compensation Information—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 2, 2021. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company's "named executive officers" (i.e. an executive officer included in the compensation disclosures in the Company's most recent proxy statement) has entered into a Rule 10b5-1 trading plan that remains in effect.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2021 and 2020; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheet at March 31, 2021 and December 31, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
________________________________________________________
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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 20, 2021	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 20, 2021	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)