Form 10-Q
period 2021-06-30
TRAVELERS COMPANIES, INC.
filed 2021-07-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 15, 2021 was 249,492,900.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2021
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Premiums	$7,616	$6,955	$15,002	$14,184
Net investment income	818	268	1,519	879
Fee income	104	114	205	222
Net realized investment gains (losses)	61	13	105	(85)
Other revenues	88	51	169	109

Total revenues	8,687	7,401	17,000	15,309

Claims and expenses
Claims and claim adjustment expenses	5,045	5,107	10,015	9,896
Amortization of deferred acquisition costs	1,254	1,173	2,461	2,351
General and administrative expenses	1,174	1,121	2,337	2,258
Interest expense	83	85	165	169
Total claims and expenses	7,556	7,486	14,978	14,674

Income (loss) before income taxes	1,131	(85)	2,022	635
Income tax expense (benefit)	197	(45)	355	75
Net income (loss)	$934	$(40)	$1,667	$560

Net income (loss) per share
Basic	$3.70	$(0.16)	$6.58	$2.19
Diluted	$3.66	$(0.16)	$6.53	$2.19

Weighted average number of common shares outstanding
Basic	250.7	251.6	251.4	253.6
Diluted	253.1	251.6	253.6	254.7

Cash dividends declared per common share	$0.88	$0.85	$1.73	$1.67

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$934	$(40)	$1,667	$560

Other comprehensive income (loss)
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	533	2,359	(1,063)	1,784
Having credit losses recognized in the consolidated statement of income (loss)	—	3	—	(3)
Net changes in benefit plan assets and obligations	26	21	51	44
Net changes in unrealized foreign currency translation	40	52	66	(216)
Other comprehensive income (loss) before income taxes	599	2,435	(946)	1,609
Income tax expense (benefit)	121	504	(213)	367
Other comprehensive income (loss), net of taxes	478	1,931	(733)	1,242
Comprehensive income	$1,412	$1,891	$934	$1,802

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $71,465 and $68,830; allowance for expected credit losses of $2 and $2)	$75,576	$74,003
Equity securities, at fair value (cost $394 and $387)	513	453
Real estate investments	1,015	1,026
Short-term securities	5,703	5,511
Other investments	3,738	3,430
Total investments	86,545	84,423
Cash	689	721
Investment income accrued	608	603
Premiums receivable (net of allowance for expected credit losses of $105 and $105)	8,555	7,829
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $135 and $146)	8,209	8,350
Ceded unearned premiums	1,080	772
Deferred acquisition costs	2,501	2,358
Contractholder receivables (net of allowance for expected credit losses of $19 and $19)	4,016	4,242
Goodwill	4,020	3,976
Other intangible assets	314	317
Other assets	3,222	3,173
Total assets	$119,759	$116,764

Liabilities
Claims and claim adjustment expense reserves	$55,906	$54,521
Unearned premium reserves	16,210	15,222
Contractholder payables	4,035	4,261
Payables for reinsurance premiums	638	356
Deferred taxes	415	558
Debt	7,290	6,550
Other liabilities	6,109	6,095
Total liabilities	90,603	87,563

Shareholders’ equity
Common stock (1,750.0 shares authorized; 249.5 and 252.4 shares issued and outstanding)	24,002	23,743
Retained earnings	39,998	38,771
Accumulated other comprehensive income	1,769	2,502
Treasury stock, at cost (532.6 and 527.3 shares)	(36,613)	(35,815)
Total shareholders’ equity	29,156	29,201
Total liabilities and shareholders’ equity	$119,759	$116,764

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Common stock
Balance, beginning of period	$23,905	$23,542	$23,743	$23,469
Employee share-based compensation	61	29	169	56
Compensation amortization under share-based plans and other changes	36	35	90	81
Balance, end of period	24,002	23,606	24,002	23,606

Retained earnings
Balance, beginning of period	39,285	37,325	38,771	36,977
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	—	(43)
Net income (loss)	934	(40)	1,667	560
Dividends	(224)	(218)	(440)	(428)
Other	3	2	—	3
Balance, end of period	39,998	37,069	39,998	37,069

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	1,291	(49)	2,502	640
Other comprehensive income (loss)	478	1,931	(733)	1,242
Balance, end of period	1,769	1,882	1,769	1,882

Treasury stock, at cost
Balance, beginning of period	(36,212)	(35,614)	(35,815)	(35,143)
Treasury stock acquired — share repurchase authorizations	(400)	—	(756)	(425)
Net shares acquired related to employee share-based compensation plans	(1)	—	(42)	(46)
Balance, end of period	(36,613)	(35,614)	(36,613)	(35,614)

Total shareholders’ equity	$29,156	$26,943	$29,156	$26,943

Common shares outstanding
Balance, beginning of period	251.5	252.8	252.4	255.5
Treasury stock acquired — share repurchase authorizations	(2.6)	—	(5.0)	(3.5)
Net shares issued under employee share-based compensation plans	0.6	0.4	2.1	1.2
Balance, end of period	249.5	253.2	249.5	253.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$1,667	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(105)	85
Depreciation and amortization	450	391
Deferred federal income tax expense (benefit)	57	(71)
Amortization of deferred acquisition costs	2,461	2,351
Equity in (income) loss from other investments	(513)	186
Premiums receivable	(718)	(571)
Reinsurance recoverables	154	60
Deferred acquisition costs	(2,601)	(2,453)
Claims and claim adjustment expense reserves	1,313	1,455
Unearned premium reserves	968	643
Other	(94)	(344)
Net cash provided by operating activities	3,039	2,292
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,347	3,071
Proceeds from sales of investments:
Fixed maturities	2,482	1,220
Equity securities	45	54
Other investments	195	139
Purchases of investments:
Fixed maturities	(9,462)	(4,790)
Equity securities	(41)	(59)
Real estate investments	(14)	(24)
Other investments	(221)	(228)
Net purchases of short-term securities	(194)	(1,147)
Securities transactions in course of settlement	229	94
Acquisition, net of cash acquired	(38)	—
Other	(113)	(144)
Net cash used in investing activities	(2,785)	(1,814)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(756)	(425)
Treasury stock acquired — net employee share-based compensation	(42)	(46)
Dividends paid to shareholders	(436)	(426)
Issuance of debt	739	490
Issuance of common stock — employee share options	206	65
Net cash used in financing activities	(289)	(342)
Effect of exchange rate changes on cash	3	(7)
Net increase (decrease) in cash	(32)	129
Cash at beginning of year	721	494
Cash at end of period	$689	$623
Supplemental disclosure of cash flow information
Income taxes paid	$342	$17
Interest paid	$163	$166

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2021
Premiums	$3,880	$776	$2,960	$7,616
Net investment income	615	64	139	818
Fee income	97	—	7	104
Other revenues	57	7	24	88
Total segment revenues (1)	$4,649	$847	$3,130	$8,626
Segment income (1)	$643	$187	$121	$951

2020
Premiums	$3,735	$693	$2,527	$6,955
Net investment income	180	42	46	268
Fee income	108	—	6	114
Other revenues	36	5	10	51
Total segment revenues (1)	$4,059	$740	$2,589	$7,388
Segment income (loss) (1)	$(58)	$72	$10	$24
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

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2021
Premiums	$7,679	$1,519	$5,804	$15,002
Net investment income	1,138	123	258	1,519
Fee income	192	—	13	205
Other revenues	110	12	47	169
Total segment revenues (1)	$9,119	$1,654	$6,122	$16,895
Segment income (1)	$960	$324	$435	$1,719

2020
Premiums	$7,599	$1,360	$5,225	$14,184
Net investment income	633	97	149	879
Fee income	210	—	12	222
Other revenues	67	10	32	109
Total segment revenues (1)	$8,509	$1,467	$5,418	$15,394
Segment income (1)	$231	$194	$346	$771
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$810	$818	$1,621	$1,717
Commercial automobile	709	676	1,404	1,360
Commercial property	556	514	1,087	1,022
General liability	618	580	1,225	1,181
Commercial multi-peril	899	883	1,769	1,769
Other	14	11	28	23
Total Domestic	3,606	3,482	7,134	7,072
International	274	253	545	527
Total Business Insurance	3,880	3,735	7,679	7,599
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	276	271	542	528
General liability	347	296	678	583
Other	55	60	111	118
Total Domestic	678	627	1,331	1,229
International	98	66	188	131
Total Bond & Specialty Insurance	776	693	1,519	1,360
Personal Insurance:
Domestic:
Automobile	1,405	1,154	2,775	2,505
Homeowners and Other	1,377	1,221	2,685	2,397
Total Domestic	2,782	2,375	5,460	4,902
International	178	152	344	323
Total Personal Insurance	2,960	2,527	5,804	5,225
Total earned premiums	7,616	6,955	15,002	14,184
Net investment income	818	268	1,519	879
Fee income	104	114	205	222
Other revenues	88	51	169	109
Total segment revenues	8,626	7,388	16,895	15,394
Other revenues	—	—	—	—
Net realized investment gains (losses)	61	13	105	(85)
Total revenues	$8,687	$7,401	$17,000	$15,309
Income reconciliation, net of tax
Total segment income	$951	$24	$1,719	$771
Interest Expense and Other (1)	(72)	(74)	(141)	(145)
Core income (loss)	879	(50)	1,578	626
Net realized investment gains (losses)	47	10	81	(66)
Impact of changes in tax laws and/or tax rates (2)	8	—	8	—
Net income (loss)	$934	$(40)	$1,667	$560
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $65 million and $67 million for the three months ended June 30, 2021 and 2020, respectively, and $130 million and $133 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2021	December 31, 2020
Asset reconciliation
Business Insurance	$90,219	$88,422
Bond & Specialty Insurance	10,073	9,420
Personal Insurance	18,846	18,328
Total assets by reportable segment	119,138	116,170
Other assets (1)	621	594
Total consolidated assets	$119,759	$116,764
 _________________________________________________________
(1)The primary components of other assets at both June 30, 2021 and December 31, 2020 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at June 30, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,560	$—	$38	$8	$3,590
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,590	—	1,188	24	18,754
Revenue	11,048	—	787	12	11,823
State general obligation	1,324	—	85	1	1,408
Pre-refunded	3,482	—	205	—	3,687
Total obligations of states, municipalities and political subdivisions	33,444	—	2,265	37	35,672
Debt securities issued by foreign governments	1,024	—	15	3	1,036
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,722	—	99	1	1,820
All other corporate bonds	31,703	2	1,813	70	33,444
Redeemable preferred stock	12	—	2	—	14
Total	$71,465	$2	$4,232	$119	$75,576

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,111	$—	$38	$—	$2,149
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,289	—	1,370	2	18,657
Revenue	11,806	—	909	—	12,715
State general obligation	1,343	—	101	—	1,444
Pre-refunded	3,325	—	219	—	3,544
Total obligations of states, municipalities and political subdivisions	33,763	—	2,599	2	36,360
Debt securities issued by foreign governments	1,028	—	26	—	1,054
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	—	139	—	2,361
All other corporate bonds	29,683	2	2,382	9	32,054
Redeemable preferred stock	23	—	2	—	25
Total	$68,830	$2	$5,186	$11	$74,003

Pre-refunded bonds of $3.69 billion and $3.54 billion at June 30, 2021 and December 31, 2020, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $2.48 billion and $1.22 billion during the six months ended June 30, 2021 and 2020, respectively. Gross gains of $43 million and $31 million and gross losses of $5 million and $1 million were realized on those sales during the six months ended June 30, 2021 and 2020, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at June 30, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$359	$111	$3	$467
Non-redeemable preferred stock	35	11	—	46
Total	$394	$122	$3	$513

				Fair
(at December 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$352	$70	$12	$410
Non-redeemable preferred stock	35	8	—	43
Total	$387	$78	$12	$453

For the six months ended June 30, 2021 and 2020, the Company recognized $51 million and $(33) million of net gains (losses) on equity securities still held as of June 30, 2021 and 2020, respectively. Net realized losses on equity securities still held for the first six months of 2020 were driven by the impact of changes in fair value attributable to the disruption in global financial markets associated with the global pandemic beginning in March 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at June 30, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at June 30, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$451	$8	$—	$—	$451	$8
Obligations of states, municipalities and political subdivisions	2,719	37	—	—	2,719	37
Debt securities issued by foreign governments	273	3	—	—	273	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	45	1	1	—	46	1
All other corporate bonds	3,007	68	64	2	3,071	70
Total	$6,495	$117	$65	$2	$6,560	$119

	Less than 12 months		12 months or longer		Total
(at December 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$92	$—	$—	$—	$92	$—
Obligations of states, municipalities and political subdivisions	245	2	—	—	245	2
Debt securities issued by foreign governments	7	—	—	—	7	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	20	—	1	—	21	—
All other corporate bonds	681	6	97	3	778	9
Total	$1,045	$8	$98	$3	$1,143	$11

At June 30, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of All Other Corporate Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	At and For the Three Months Ended June 30, 2021	At and For the Three Months Ended June 30, 2020
(in millions)	All Other Corporate Bonds	All Other Corporate Bonds

Balance, beginning of period	$2	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	1	4
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1)	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$2	$8
(1)Credit impairment charges recognized in net realized investment gains (losses) for the three months ended June 30, 2021 and 2020 included $0 million and $2 million, respectively, of credit losses on fixed maturity securities which the Company had the intent to sell. An allowance for expected credit losses was not previously recorded for these securities.

	Fixed Maturities
	At and For the Six Months Ended June 30, 2021	At and For the Six Months Ended June 30, 2020
(in millions)	All Other Corporate Bonds	All Other Corporate Bonds

Balance, beginning of period	$2	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	1	8
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1)	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$2	$8
(1)Credit impairment charges recognized in net realized investment gains (losses) for the six months ended June 30, 2021 and 2020 included $0 million and $14 million, respectively, of credit losses on fixed maturity securities which the Company had the intent to sell. An allowance for expected credit losses was not previously recorded for these securities.

Total net credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income (loss) were $0 million and $46 million for the three months ended June 30, 2021 and 2020, respectively and $0 million and $62 million for the six months ended June 30, 2021 and 2020, respectively. Credit losses related to the fixed maturity portfolio for the three months and six months ended June 30, 2021 and 2020 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2021 and December 31, 2020.

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

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call option at June 30, 2021 and December 31, 2020 was $4 million and $5 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call option in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,590	$3,590	$—	$—
Obligations of states, municipalities and political subdivisions	35,672	—	35,668	4
Debt securities issued by foreign governments	1,036	—	1,036	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,820	—	1,806	14
All other corporate bonds	33,444	—	33,299	145
Redeemable preferred stock	14	—	14	—
Total fixed maturities	75,576	3,590	71,823	163
Equity securities
Public common stock	467	467	—	—
Non-redeemable preferred stock	46	21	25	—
Total equity securities	513	488	25	—
Other investments	53	18	—	35
Total	$76,142	$4,096	$71,848	$198

Other liabilities	$4	$—	$—	$4

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	$2,149	$—	$—
Obligations of states, municipalities and political subdivisions	36,360	—	36,349	11
Debt securities issued by foreign governments	1,054	—	1,054	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,361	—
All other corporate bonds	32,054	—	31,899	155
Redeemable preferred stock	25	3	22	—
Total fixed maturities	74,003	2,152	71,685	166
Equity securities
Public common stock	410	410	—	—
Non-redeemable preferred stock	43	18	25	—
Total equity securities	453	428	25	—
Other investments	52	17	—	35
Total	$74,508	$2,597	$71,710	$201

Other liabilities	$5	$—	$—	$5

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2021 or the year ended December 31, 2020.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at June 30, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,703	$5,703	$831	$4,814	$58
Financial liabilities
Debt	$7,190	$9,258	$—	$9,258	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,511	$5,511	$630	$4,829	$52
Financial liabilities
Debt	$6,450	$8,976	$—	$8,976	$—
Commercial paper	$100	$100	$—	$100	$—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2021 or the year ended December 31, 2020.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2021 and 2020, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2021 and 2020.

	At and For the Three Months Ended June 30, 2021		At and For the Three Months Ended June 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,167	$110	$8,202	$78

Current period change for expected credit losses		14		24
Write-offs of uncollectible premiums receivable		19		8

Balance, end of period	$8,555	$105	$8,459	$94

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Six Months Ended June 30, 2021		At and For the Six Months Ended June 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$7,829	$105	$7,909	$49

Current period change for expected credit losses		30		67
Write-offs of uncollectible premiums receivable		30		22

Balance, end of period	$8,555	$105	$8,459	$94

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2021 and 2020, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2021 and 2020.

	At and For the Three Months Ended June 30, 2021		At and For the Three Months Ended June 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,345	$142	$8,152	$149

Current period change for estimated uncollectible reinsurance		(7)		7
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,209	$135	$8,093	$156

	At and For the Six Months Ended June 30, 2021		At and For the Six Months Ended June 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,350	$146	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		(11)		11
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,209	$135	$8,093	$156

Of the total reinsurance recoverables at June 30, 2021, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.72 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
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

Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at June 30, 2021 and 2020, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2021 and 2020.

	At and For the Three Months Ended June 30, 2021		At and For the Three Months Ended June 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,271	$19	$4,634	$20

Current period change for expected credit losses		—		2
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$4,016	$19	$4,314	$22

	At and For the Six Months Ended June 30, 2021		At and For the Six Months Ended June 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,242	$19	$4,599	$20

Current period change for expected credit losses		—		2
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$4,016	$19	$4,314	$22

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

(in millions)	June 30, 2021	December 31, 2020
Business Insurance	$2,619	$2,613
Bond & Specialty Insurance	550	550
Personal Insurance (1)	825	787
Other	26	26
Total	$4,020	$3,976
 _________________________________________________________

(1) Goodwill at June 30, 2021 included approximately $33 million associated with a business acquired in the first quarter of 2021, which is deductible for tax purposes.

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$105	$37	$68
Contract-based (1)	205	186	19
Total subject to amortization	310	223	87
Not subject to amortization	227	—	227
Total	$537	$223	$314

(at December 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$101	$31	$70
Contract-based (1)	205	184	21
Total subject to amortization	306	215	91
Not subject to amortization	226	—	226
Total	$532	$215	$317
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Amortization expense of intangible assets was $3 million for each of the three months ended June 30, 2021 and 2020, and $7 million for each of the six months ended June 30, 2021 and 2020.  Amortization expense for all intangible assets subject to amortization is estimated to be $7 million for the remainder of 2021, $14 million in 2022, $13 million in 2023, $13 million in 2024 and $12 million in 2025. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $2 million for the remainder of 2021, $3 million in 2022, $3 million in 2023, $2 million in 2024 and $2 million in 2025.

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2021	December 31, 2020
Property-casualty	$55,895	$54,510
Accident and health	11	11
Total	$55,906	$54,521

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2021	2020
Claims and claim adjustment expense reserves at beginning of year	$54,510	$51,836
Less reinsurance recoverables on unpaid losses	8,153	8,035
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	53
Net reserves at beginning of year	46,357	43,854

Estimated claims and claim adjustment expenses for claims arising in the current year	10,430	9,826
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(459)	16
Total increases	9,971	9,842

Claims and claim adjustment expense payments for claims arising in:
Current year	3,113	2,664
Prior years	5,274	5,674
Total payments	8,387	8,338
Unrealized foreign exchange (gain) loss	53	(137)
Net reserves at end of period	47,994	45,221
Plus reinsurance recoverables on unpaid losses	7,901	7,876
Claims and claim adjustment expense reserves at end of period	$55,895	$53,097

Gross claims and claim adjustment expense reserves at June 30, 2021 increased by $1.39 billion from December 31, 2020, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at June 30, 2021 decreased by $252 million from December 31, 2020, primarily reflecting the impacts of cash collections in the first six months of 2021, partially offset by catastrophe losses in the same period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2021 and 2020, estimated claims and claim adjustment expenses incurred included $459 million and $(16) million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $499 million and $29 million, respectively, of net favorable prior year reserve development, and $24 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the second quarter of 2021 totaled $73 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation product line for multiple accident years, partially offset by an increase in reserves related to run-off operations. There was no net prior year reserve development in the second quarter of 2020, which reflected better than expected loss experience in domestic operations in the workers' compensation and commercial property product lines for multiple accident years, offset by higher than expected loss experience in domestic operations for primary and excess coverages in the general liability (excluding asbestos and environmental) product line for multiple accident years and higher than expected loss experience in domestic operations in the commercial multi-peril product line for recent accident years.

Net favorable prior year reserve development in the first six months of 2021 totaled $207 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation product line for multiple accident years and in the commercial property and commercial automobile product lines for recent accident years, partially offset by an increase in reserves related to run-off operations and an increase to environmental reserves. Net favorable prior year reserve development in the first six months of 2020 totaled $5 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation and commercial property product lines for multiple accident years, largely offset by higher than expected loss experience in domestic operations in the commercial automobile and commercial multi-peril product lines for recent accident years and higher than expected loss experience in domestic operations for primary and excess coverages in the general liability (excluding asbestos and environmental) product line for multiple accident years.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2021 totaled $44 million and $59 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in the fidelity and surety product lines for recent accident years. Net unfavorable prior year reserve development in both of the second quarter and first six months of 2020 was $33 million, primarily driven by higher than expected loss experience in domestic operations in the general liability product line for recent accident years.

Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2021 totaled $65 million and $233 million, respectively, primarily driven by better than expected loss experience in the segment's domestic operations in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2020 totaled $35 million and $57 million, respectively, primarily driven by better than expected loss experience in domestic operations in both the automobile and homeowners and other product lines for multiple accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2021.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, March 31, 2021	$2,635	$182	$(812)	$(714)	$1,291

Other comprehensive income (OCI) before reclassifications, net of tax	441	—	—	36	477
Amounts reclassified from AOCI, net of tax	(19)	—	20	—	1
Net OCI, current period	422	—	20	36	478
Balance, June 30, 2021	$3,057	$182	$(792)	$(678)	$1,769

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2020	$3,892	$182	$(832)	$(740)	$2,502

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(805)	—	—	62	(743)
Amounts reclassified from AOCI, net of tax	(30)	—	40	—	10
Net OCI, current period	(835)	—	40	62	(733)
Balance, June 30, 2021	$3,057	$182	$(792)	$(678)	$1,769

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	$533	$2,359	$(1,063)	$1,784
Income tax expense (benefit)	111	500	(228)	382
Net of taxes	422	1,859	(835)	1,402

Having credit losses recognized in the consolidated statement of income (loss)	—	3	—	(3)
Income tax expense (benefit)	—	1	—	(1)
Net of taxes	—	2	—	(2)

Net changes in benefit plan assets and obligations	26	21	51	44
Income tax expense	6	4	11	9
Net of taxes	20	17	40	35

Net changes in unrealized foreign currency translation	40	52	66	(216)
Income tax expense (benefit)	4	(1)	4	(23)
Net of taxes	36	53	62	(193)

Total other comprehensive income (loss)	599	2,435	(946)	1,609
Total income tax expense (benefit)	121	504	(213)	367
Total other comprehensive income (loss), net of taxes	$478	$1,931	$(733)	$1,242

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss) (1)	$(24)	$(10)	$(38)	$(8)
Income tax expense (2)	(5)	(2)	(8)	(2)
Net of taxes	(19)	(8)	(30)	(6)

Having credit losses recognized in the consolidated statement of income (loss) (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	11	9	21	18
General and administrative expenses (3)	15	13	30	25
Total	26	22	51	43
Income tax benefit (2)	6	5	11	9
Net of taxes	20	17	40	34

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	2	12	13	35
Total income tax benefit	1	3	3	7
Total reclassifications, net of taxes	$1	$9	$10	$28
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income (loss).
(2)   (Increases) decreases income tax expense on the consolidated statement of income (loss).
(3)    Increases (decreases) expenses on the consolidated statement of income (loss).

9.     DEBT

Debt Issuance.  On June 8, 2021, the Company issued $750 million aggregate principal amount of 3.05% senior notes that will mature on June 8, 2051.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $739 million.  Interest on the senior notes is payable semi-annually in arrears on June 8 and December 8.  Prior to December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding December 8, 2050 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points.  On or after

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
10.     COMMON SHARE REPURCHASES

During the three and six months ended June 30, 2021, the Company repurchased 2.6 million and 5.0 million common shares, respectively, under its share repurchase authorizations for total cost of $400 million and $756 million, respectively. The average cost per share repurchased was $157.18 and $152.65, respectively.  In addition, the Company acquired 917 shares and 0.3 million shares for a total cost of approximately $144,000 and $42 million during the three and six months ended June 30, 2021, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. At June 30, 2021, the Company had $5.41 billion of capacity remaining under its share repurchase authorizations.

11.     EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the income (loss) and share data used in the basic and diluted earnings (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020

Basic and Diluted
Net income (loss), as reported	$934	$(40)	$1,667	$560
Participating share-based awards — allocated income	(7)	(1)	(12)	(3)
Net income (loss) available to common shareholders — basic and diluted	$927	$(41)	$1,655	$557

Common Shares
Basic
Weighted average shares outstanding	250.7	251.6	251.4	253.6

Diluted
Weighted average shares outstanding	250.7	251.6	251.4	253.6
Weighted average effects of dilutive securities — stock options and performance shares	2.4	—	2.2	1.1
Total	253.1	251.6	253.6	254.7

Net Income (Loss) per Common Share
Basic	$3.70	$(0.16)	$6.58	$2.19
Diluted	$3.66	$(0.16)	$6.53	$2.19
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2021:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,604,850	$123.90	6.4 years	$196
Exercisable at end of period	4,401,105	$117.65	4.9 years	$141
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $36 million and $34 million for the three months ended June 30, 2021 and 2020, respectively, and $89 million and $80 million for the six months ended June 30, 2021 and 2020, respectively. The related tax benefits recognized in the consolidated statement of income (loss) were $6 million for each of the three months ended June 30, 2021 and 2020, and $15 million and $14 million for the six months ended June 30, 2021 and 2020, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2021 was $212 million, which is expected to be recognized over a weighted-average period of 2.0 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the three months ended June 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2021	2020	2021	2020

Net Periodic Benefit Cost (Benefit):
Service cost	$36	$33	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$20	$28	$—	$1
Expected return on plan assets	(68)	(68)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial (gain) loss	27	23	—	(1)
Total non-service cost (benefit)	(21)	(17)	(1)	—
Net periodic benefit cost (benefit)	$15	$16	$(1)	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the three months ended June 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2021	2020	2021	2020
Service Cost:
Claims and claim adjustment expenses	$15	$14	$—	$—
General and administrative expenses	21	19	—	—
Total service cost	36	33	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(8)	(7)	(1)	—
General and administrative expenses	(13)	(10)	—	—
Total non-service cost (benefit)	(21)	(17)	(1)	—
Net periodic benefit cost (benefit)	$15	$16	$(1)	$—

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the six months ended June 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2021	2020	2021	2020
Net Periodic Benefit Cost (Benefit):
Service cost	$71	$66	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	41	57	1	2
Expected return on plan assets	(137)	(137)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	54	46	(1)	(1)
Total non-service cost (benefit)	(42)	(34)	(2)	(1)
Net periodic benefit cost (benefit)	$29	$32	$(2)	$(1)

The following table indicates the line items in which the respective service cost and non-service benefit cost (benefit) are presented in the consolidated statement of income (loss) for the six months ended June 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2021	2020	2021	2020
Service Cost:
Claims and claim adjustment expenses	$29	$28	$—	$—
General and administrative expenses	42	38	—	—
Total service cost	71	66	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(17)	(14)	(1)	—
General and administrative expenses	(25)	(20)	(1)	(1)
Total non-service cost (benefit)	(42)	(34)	(2)	(1)
Net periodic benefit cost (benefit)	$29	$32	$(2)	$(1)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income (loss). Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Lease cost
Operating leases	$22	$24	$45	$48
Short-term leases (1)	1	1	1	1
Lease expense	23	25	46	49
Less: sublease income (2)	—	—	—	—
Net lease cost	$23	$25	$46	$49

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$27	$28	$53	$55
Right-of-use assets obtained in exchange for new lease liabilities	$7	$4	$19	$18
Weighted average discount rate	2.41%	2.94%	2.41%	2.94%
Weighted average remaining lease term	4.8 years	4.9 years	4.8 years	4.9 years
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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.65 billion and $1.76 billion at June 30, 2021 and December 31, 2020, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at June 30, 2021.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2021, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2021 Second Quarter Consolidated Results of Operations

•Net income of $934 million, or $3.70 per share basic and $3.66 per share diluted
•Net earned premiums of $7.62 billion
•Catastrophe losses of $475 million ($376 million after-tax)
•Net favorable prior year reserve development of $182 million ($144 million after-tax)
•Combined ratio of 95.3%
•Net investment income of $818 million ($682 million after-tax)
•Net realized investment gains of $61 million ($47 million after-tax)
•Operating cash flows of $1.85 billion

2021 Second Quarter Consolidated Financial Condition

•Total investments of $86.55 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $119.76 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 20.0% (22.0% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $625 million, comprising $401 million of share repurchases and $224 million of dividends
•Shareholders’ equity of $29.16 billion
•Net unrealized investment gains of $4.11 billion ($3.24 billion after-tax)
•Book value per common share of $116.86
•Holding company liquidity of $2.43 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2021	2020	2021	2020

Revenues
Premiums	$7,616	$6,955	$15,002	$14,184
Net investment income	818	268	1,519	879
Fee income	104	114	205	222
Net realized investment gains (losses)	61	13	105	(85)
Other revenues	88	51	169	109
Total revenues	8,687	7,401	17,000	15,309

Claims and expenses
Claims and claim adjustment expenses	5,045	5,107	10,015	9,896
Amortization of deferred acquisition costs	1,254	1,173	2,461	2,351
General and administrative expenses	1,174	1,121	2,337	2,258
Interest expense	83	85	165	169
Total claims and expenses	7,556	7,486	14,978	14,674
Income (loss) before income taxes	1,131	(85)	2,022	635
Income tax expense (benefit)	197	(45)	355	75
Net income (loss)	$934	$(40)	$1,667	$560

Net income (loss) per share
Basic	$3.70	$(0.16)	$6.58	$2.19
Diluted	$3.66	$(0.16)	$6.53	$2.19

Combined ratio
Loss and loss adjustment expense ratio	65.6%	72.7%	66.1%	69.0%
Underwriting expense ratio	29.7	31.0	29.8	30.5
Combined ratio	95.3%	103.7%	95.9%	99.5%

The following discussions of the Company’s net income (loss) and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.

Overview
Diluted net income per share was $3.66 in the second quarter of 2021, compared to a diluted net loss per share of $0.16 in the same period of 2020.  Net income was $934 million in the second quarter of 2021, compared to a net loss of $40 million in the same period of 2020.  Income before income taxes in the second quarter of 2021 primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) lower catastrophe losses, (iii) higher net favorable prior year reserve development, (iv) higher net realized investment gains and (v) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"). Catastrophe losses in the second quarters of 2021 and 2020 were $475 million and $854 million, respectively. Net favorable prior year reserve development in the second quarters of 2021 and 2020 was $182 million and $2 million, respectively. The higher underlying underwriting margins in the second quarter of 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in the second quarters of both 2021 and 2020 included a net favorable impact from COVID-19 and related economic conditions. The Company recorded income tax expense in the second quarter of 2021 compared with an income tax benefit in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $6.53 in the first six months of 2021 increased by 198% over diluted net income per share of $2.19 in the same period of 2020.  Net income of $1.67 billion in the first six months of 2021 increased by 198% over net income of $560 million in the same period of 2020.  The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher net favorable prior year reserve development, (iii) net realized investment gains compared to net realized investment losses in the same period of 2020 and (iv) higher underlying underwriting margins, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in the first six months of 2021 and 2020 was $499 million and $29 million, respectively. Catastrophe losses in the first six months of 2021 and 2020 were $1.31 billion and $1.19 billion, respectively. The higher underlying underwriting margins in the first six months of 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in the first six months of 2021 reflected a net favorable impact from COVID-19 and related economic conditions, compared with net charges associated with COVID-19 and related economic conditions in the same period of 2020. Income tax expense in the first six months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

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

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and six months ended June 30, 2021 and 2020, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2021 were $7.62 billion, $661 million or 10% higher than in the same period of 2020.  Earned premiums in the first six months of 2021 were $15.00 billion, $818 million or 6% higher than in the same period of 2020. In Business Insurance, earned premiums in the second quarter and first six months of 2021 increased by 4% and 1%, respectively, from the same periods of 2020. Earned premiums in Business Insurance in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case driven by COVID-19 and related economic conditions. Earned premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. In Bond & Specialty Insurance, earned premiums in each of the second quarter and first six months of 2021 increased by 12% over the same periods of 2020. Earned premiums in Bond & Specialty Insurance in both periods of 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in the second quarter and first six months of 2021 increased by 17% and 11%, respectively, over the same periods of 2020.  Earned premiums in Personal Insurance in both periods of 2021 were not materially impacted by COVID-19 and related economic conditions. Earned premiums in Personal Insurance in both periods of 2020 were reduced by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Average investments (1)	$82,594	$76,635	$81,954	$76,508
Pre-tax net investment income	818	268	1,519	879
After-tax net investment income	682	251	1,272	770
Average pre-tax yield (2)	4.0%	1.4%	3.7%	2.3%
Average after-tax yield (2)	3.3%	1.3%	3.1%	2.0%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2021 was $818 million, $550 million or 205% higher than in the same period of 2020.  Net investment income in the first six months of 2021 was $1.52 billion, $640 million or 73% higher than in the same period of 2020. Net investment income from fixed maturity investments in the second quarter and first six months of 2021 was $493 million and $984 million, respectively, $5 million and $25 million lower, respectively, than in the same periods of 2020. The decreases primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter and first six months of 2021 was $1 million and $4 million, respectively, $12 million and $31 million lower, respectively, than in the same periods of 2020. The decreases in both periods of 2021 primarily resulted from lower short-term interest rates. The Company's remaining investment portfolios had net investment income of $335 million and $553 million in the second quarter and first six months of 2021, respectively, compared with losses of $234 million and $146 million, respectively, in the same periods of 2020. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. The losses from these investments in both periods of 2020 was related to the disruption in global financial markets associated with COVID-19.

Fee Income
Fee income in the second quarter and first six months of 2021 was $104 million and $205 million, respectively, $10 million and $17 million lower, respectively, than in the same periods of 2020. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Credit impairment gains (losses):
Fixed maturities	$—	$(6)	$—	$(22)
Other investments	—	(40)	—	(40)
Net realized investment gains (losses) on equity securities still held	28	46	51	(33)
Other net realized investment gains, including from sales	33	13	54	10
Total	$61	$13	$105	$(85)

Net realized investment gains on equity securities still held of $28 million and $51 million in the second quarter and first six months of 2021 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains (losses) on equity securities still held of $46 million and $(33) million in the second quarter and first six months of 2020 were driven by the impact of changes in fair value attributable to the volatility in global financial markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.

Other Revenues
Other revenues in the second quarters and first six months of both 2021 and 2020 included revenues from Simply Business and installment premium charges. Installment premium charges in both periods of 2020 were reduced by billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2021 were $5.05 billion, $62 million or 1% lower than in the same period of 2020, primarily reflecting (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development, (iii) lower non-catastrophe weather-related losses in Business Insurance and (iv) a net charge associated with COVID-19 and related economic conditions in Business Insurance in the second quarter of 2020, largely offset by (v) loss cost trends, (vi) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic, (vii) higher losses in the homeowners and other product line in Personal Insurance and (viii) higher business volumes. Catastrophe losses in the second quarter of 2021 primarily resulted from severe storms in several regions of the United States. Catastrophe losses in the second quarter of 2020 primarily resulted from severe storms in several regions of the United States and civil unrest. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses are discussed in more detail in the segment discussions that follow.

Claims and claim adjustment expenses in the first six months of 2021 were $10.02 billion, $119 million or 1% higher than in the same period of 2020, primarily reflecting (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher business volumes, (iv) higher losses in the homeowners and other product line in Personal Insurance and (v) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in the prior year period as a result of the pandemic, partially offset by (vi) higher net favorable prior year reserve development and (vii) a net charge associated with COVID-19 and related economic conditions in Business Insurance in the first six months of 2020. Catastrophe losses in the first six months of 2021 included the second quarter events described above, as well as winter storms and wind storms in several regions of the United States in the first quarter of 2021. Catastrophe losses in the first six months of 2020 included the second quarter events described above, as well as tornado activity in Tennessee and other wind storms and winter storms in several regions of the United States in the first quarter of 2020. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses are discussed in more detail in the segment discussions that follow.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2021 and 2020, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2021 and 2020 for significant catastrophes that occurred in 2020 and 2019, and the estimate of ultimate losses for those catastrophes at June 30, 2021 and December 31, 2020. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2021 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2021	2020	2021	2020	June 30, 2021	December 31, 2020
			'
2019
PCS Serial Number:
33 — Severe wind storms	(1)	2	(2)	7	256	258
61 — Severe wind storms and tornadoes	—	11	(8)	11	109	117

2020
PCS Serial Number:
16 — Tennessee tornado activity	(2)	(11)	(3)	171	148	151
19 — Severe storms	(6)	121	(11)	121	123	134
20 — Severe storms	(9)	189	(14)	189	151	165
33 — Civil unrest	(2)	91	(2)	91	98	100
44 — Tropical Storm Isaias	(13)	n/a	(14)	n/a	126	140
46 — Midwest derecho	(5)	n/a	(10)	n/a	202	212
68 — California wildfire - Glass fire	(1)	n/a	(8)	n/a	137	145

2021
PCS Serial Number:
15 — Winter storms	(10)	n/a	213	n/a	213	n/a
17 — Winter storms	15	n/a	495	n/a	495	n/a
29 — Severe wind storms	151	n/a	151	n/a	151	n/a
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

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2021 was $1.25 billion, $81 million or 7% higher than in the same period of 2020.  Amortization of deferred acquisition costs in the first six months of 2021 was $2.46 billion, $110 million or 5% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2021 were $1.17 billion, $53 million or 5% higher than in the same period of 2020. General and administrative expenses in the first six months of 2021 were $2.34 billion, $79 million or 3% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impact of costs associated with higher business volumes, partially offset by lower net expenses related to COVID-19 and related economic conditions. General and administrative expenses are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense
Interest expense in the second quarter and first six months of 2021 was $83 million and $165 million, respectively, compared with $85 million and $169 million, respectively, in the same periods of 2020.

Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2021 was $197 million, compared to an income tax benefit of $45 million in the same period of 2020, primarily reflecting the $1.22 billion increase in income before income taxes in the second quarter of 2021. Income tax expense in the first six months of 2021 was $355 million, $280 million or 373% higher than in the same period of 2020, primarily reflecting the impact of the $1.39 billion increase in income before income taxes in the first six months of 2021.

The Company’s effective tax rate was 17% and (53%) in the second quarters of 2021 and 2020, respectively.  The Company's effective tax rate was 18% and 12% in the first six months of 2021 and 2020, respectively. The effective tax rates were lower than the statutory rate of 21% in all periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 95.3% in the second quarter of 2021 was 8.4 points lower than the combined ratio of 103.7% in the same period of 2020.  The loss and loss adjustment expense ratio of 65.6% in the second quarter of 2021 was 7.1 points lower than in the loss and loss adjustment expense ratio of 72.7% in the same period of 2020.  The underwriting expense ratio of 29.7% for the second quarter of 2021 was 1.3 points lower than the underwriting expense ratio of 31.0% in the same period of 2020.

Catastrophe losses in the second quarters of 2021 and 2020 accounted for 6.3 points and 12.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarter of 2021 provided 2.4 points of benefit to the combined ratio. Net favorable prior year reserve development in the second quarter of 2020 had no impact on the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2021 was comparable to the 2020 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance, (ii) a lower expense ratio resulting primarily from higher premium volumes, (iii) lower non-catastrophe weather-related losses in Business Insurance and (iv) a net charge associated with COVID-19 and related economic conditions in Business Insurance in the second quarter of 2020, offset by (v) higher losses in the homeowners and other product line in Personal Insurance and (vi) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity (net of premium refunds) in the prior year quarter as a result of the pandemic.

The combined ratio of 95.9% in the first six months of 2021 was 3.6 points lower than the combined ratio of 99.5% in the same period of 2020. The loss and loss adjustment expense ratio of 66.1% for the first six months of 2021 was 2.9 points lower than the loss and loss adjustment expense ratio of 69.0% in the same period of 2020.  The underwriting expense ratio of 29.8% for the first six months of 2021 was 0.7 points lower than the underwriting expense ratio of 30.5% in the same period of 2020.

Catastrophe losses in the first six months of 2021 and 2020 accounted for 8.7 points and 8.4 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2021 and 2020 provided 3.3 points and 0.2 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the first six months of 2021 was 0.8 points lower than the 2020 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance and (ii) a lower expense ratio resulting primarily from higher premium volumes, partially offset by (iii) higher losses in the homeowners and other product line in Personal Insurance.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Business Insurance	$4,356	$4,127	$9,132	$8,921
Bond & Specialty Insurance	919	770	1,753	1,520
Personal Insurance	3,322	2,854	6,119	5,462
Total	$8,597	$7,751	$17,004	$15,903

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Business Insurance	$3,980	$3,777	$8,105	$7,967
Bond & Specialty Insurance	854	734	1,577	1,397
Personal Insurance	3,301	2,835	5,958	5,328
Total	$8,135	$7,346	$15,640	$14,692

Gross and net written premiums in the second quarter of 2021 both increased by 11% over the same period of 2020. Gross and net written premiums in the first six months of 2021 increased by 7% and 6%, respectively, over the same period of 2020. Gross and net written premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures, reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. Gross and net written premiums in Bond & Specialty Insurance in both periods of 2021 and 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in both periods of 2021 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in both periods of 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$3,880	$3,735	$7,679	$7,599
Net investment income	615	180	1,138	633
Fee income	97	108	192	210
Other revenues	57	36	110	67
Total revenues	4,649	4,059	9,119	8,509

Total claims and expenses	3,869	4,158	7,967	8,270

Segment income (loss) before income taxes	780	(99)	1,152	239
Income tax expense (benefit)	137	(41)	192	8
Segment income (loss)	$643	$(58)	$960	$231

Loss and loss adjustment expense ratio	64.3%	75.8%	68.2%	73.3%
Underwriting expense ratio	31.0	31.3	31.1	31.3
Combined ratio	95.3%	107.1%	99.3%	104.6%

Overview
Segment income in the second quarter of 2021 was $643 million, compared with a segment loss of $58 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) lower catastrophe losses, (iii) higher underlying underwriting margins and (iv) net favorable prior year reserve development compared to no net prior year reserve development in the same period of 2020. Catastrophe losses in the second quarters of 2021 and 2020 were $149 million and $377 million, respectively. Net favorable prior year reserve development in the second quarter of 2021 was $73 million. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) lower non-catastrophe weather-related losses, (iii) higher business volumes and (iv) a modest net charge associated with COVID-19 and related economic conditions in the second quarter of 2020. The segment recorded income tax expense in the second quarter of 2021 compared with an income tax benefit in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first six months of 2021 was $960 million, $729 million or 316% higher than segment income of $231 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first six months of 2021 and 2020 was $207 million and $5 million, respectively. Catastrophe losses in the first six months of 2021 and 2020 were $655 million and $572 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends in the first six months of 2021 and (ii) a net charge associated with COVID-19 and related economic conditions in the first six months of 2020. Income tax expense in the first six months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the second quarter of 2021 of $3.88 billion increased by 4% from the same period of 2020. Earned premiums in the first six months of 2021 of $7.68 billion increased by 1% from the same period of 2020. Earned premiums in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case driven by COVID-19 and related economic conditions. Earned premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels.

Net Investment Income
Net investment income in the second quarter of 2021 was $615 million, $435 million or 242% higher than in the same period of 2020.  Net investment income in the first six months of 2021 was $1.14 billion, $505 million or 80% higher than in the same period of 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2021 compared with the same periods of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the second quarter of 2021 was $97 million, $11 million or 10% lower than in the same period of 2020. Fee income in the first six months of 2021 was $192 million, $18 million or 9% lower than in the same period of 2020. The decreases in both periods of 2021 reflected lower claim volume under administration associated with its service businesses.

Other Revenues
Other revenues in the second quarter and first six months of 2021 were $57 million and $110 million, respectively, $21 million and $43 million higher, respectively, than in the same periods of 2020, primarily reflecting growth in revenues from Simply Business. Other revenues also included installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2021 were $2.54 billion, $341 million or 12% lower than in the same period of 2020, primarily reflecting the impacts of (i) lower catastrophes, (ii) reduced exposures, including the impact of COVID-19 and related economic conditions, (iii) net favorable prior year reserve development compared to no net prior year reserve development in the same period of 2020 and (iv) lower non-catastrophe weather-related losses, partially offset by (v) loss cost trends. Claims and claim adjustment expenses in the second quarter of 2020 were unfavorably impacted by modestly higher loss estimates in certain product lines associated with COVID-19 and related economic conditions.

Claims and claim adjustment expenses in the first six months of 2021 were $5.33 billion, $344 million or 6% lower than in the same period of 2020, primarily reflecting the impact of (i) reduced exposures, including the impact of COVID-19 and related economic conditions and (ii) higher net favorable prior year reserve development, partially offset by (iii) loss cost trends and (iv) higher catastrophe losses. Claims and claim adjustment expenses in the first six months of 2020 were unfavorably impacted by modestly higher loss estimates in certain product lines associated with COVID-19 and related economic conditions.

Factors contributing to net prior year reserve development during the second quarters and first six months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2021 was $642 million, $20 million or 3% higher than the same period of 2020. Amortization of deferred acquisition costs in the first six months of 2021 was $1.27 billion, $11 million or 1% higher than the same period of 2020. The changes in both periods of 2021 were generally consistent with the changes in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2021 were $688 million, $32 million or 5% higher than in the same period of 2020. General and administrative expenses in the first six months of 2021 were $1.37 billion, $30 million or 2% higher than in the same period of 2020. The increases in both periods of 2021 were primarily in support of business growth. General and administrative expenses in the second quarters and first six months of both 2021 and 2020 included the benefit of lower travel-related expenses attributable to COVID-19 and related economic conditions. General and administrative expenses in the second quarter and first six months of 2020 also included an increased allowance for expected credit losses on premiums receivable attributable to COVID-19 and related economic conditions.

Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2021 was $137 million, compared with an income tax benefit of $41 million in the same period of 2020, primarily reflecting the impact of the $879 million increase in income before income taxes. Income tax expense in the first six months of 2021 was $192 million, $184 million higher than in the same period of 2020, primarily reflecting the impact of the $913 million increase in income before income taxes.

Combined Ratio

The combined ratio of 95.3% in the second quarter of 2021 was 11.8 points lower than the combined ratio of 107.1% in the same period of 2020.  The loss and loss adjustment expense ratio of 64.3% in the second quarter of 2021 was 11.5 points lower than the loss and loss adjustment expense ratio of 75.8% in the same period of 2020. The underwriting expense ratio of 31.0% for the second quarter of 2021 was 0.3 points lower than the underwriting expense ratio of 31.3% in the same period of 2020.

Catastrophe losses in the second quarters of 2021 and 2020 accounted for 3.9 points and 10.1 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarter of 2021 provided 1.9 points of benefit to the combined ratio. There was no net prior year reserve development in the second quarter of 2020. The underlying combined ratio in the second quarter of 2021 was 3.7 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends, (ii) lower non-catastrophe weather-related losses and (iii) a modest net charge associated with COVID-19 and related economic conditions in the second quarter of 2020.

The combined ratio of 99.3% in the first six months of 2021 was 5.3 points lower than the combined ratio of 104.6% in the same period of 2020. The loss and loss adjustment expense ratio of 68.2% in the first six months of 2021 was 5.1 points lower than the loss and loss adjustment expense ratio of 73.3% in the same period of 2020.  The underwriting expense ratio of 31.1% for the first six months of 2021 was 0.2 points lower than the underwriting expense ratio of 31.3% in the same period of 2020.

Catastrophe losses in the first six months of 2021 and 2020 accounted for 8.5 points and 7.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2021 and 2020 provided 2.7 points and 0.0 points of benefit to the combined ratio.  The underlying combined ratio in the first six months of 2021 was 3.6 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in the first six months of 2021 and (ii) a net charge associated with COVID-19 and related economic conditions in the first six months of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Domestic:
Select Accounts	$727	$736	$1,478	$1,557
Middle Market	2,243	2,107	4,808	4,676
National Accounts	314	319	811	827
National Property and Other	713	639	1,313	1,195
Total Domestic	3,997	3,801	8,410	8,255
International	359	326	722	666
Total Business Insurance	$4,356	$4,127	$9,132	$8,921

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Domestic:
Select Accounts	$726	$734	$1,455	$1,533
Middle Market	2,087	1,960	4,471	4,368
National Accounts	213	215	503	516
National Property and Other	647	585	1,092	1,013
Total Domestic	3,673	3,494	7,521	7,430
International	307	283	584	537
Total Business Insurance	$3,980	$3,777	$8,105	$7,967

Gross written premiums in the second quarter and first six months of 2021 increased by 6% and 2%, respectively, from the same periods of 2020. Net written premiums in the second quarter and first six months of 2021 increased by 5% and 2%, respectively, from the same periods of 2020.

Select Accounts.  Net written premiums of $726 million in the second quarter of 2021 decreased by 1% from the same period of 2020. Net written premiums of $1.46 billion in the first six months of 2021 decreased by 5% from the same period of 2020. Retention rates remained strong in the second quarter and first six months of 2021 but declined from the same periods of 2020. Renewal premium changes in the second quarter and first six months of 2021 remained positive and were higher than in the same periods of 2020.  New business premiums in the second quarter of 2021 increased over the same period of 2020. New business premiums in the first six months of 2021 decreased from the same period of 2020.

Middle Market.  Net written premiums of $2.09 billion in the second quarter of 2021 increased by 6% from the same period of 2020. Net written premiums of $4.47 billion in the first six months of 2021 increased by 2% from the same period of 2020. Retention rates remained strong in the second quarter and first six months of 2021.  Renewal premium changes in the second quarter and first six months of 2021 remained positive and were higher than in the same periods of 2020.  New business premiums in the second quarter and first six months of 2021 increased over the same periods of 2020.

National Accounts.  Net written premiums of $213 million in the second quarter of 2021 decreased by 1% from the same period of 2020.  Net written premiums of $503 million in the first six months of 2021 decreased by 3% from the same period of 2020. Retention rates remained strong in the second quarter and first six months of 2021.  Renewal premium changes in the second quarter of 2021 remained positive and were higher than in the same period of 2020. Renewal premium changes in the first six months of 2021 remained positive and were slightly lower than in the same period of 2020. New business premiums in the second quarter of 2021 were comparable with the same period of 2020. New business premiums in the first six months of 2021 increased over the same period of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Property and Other.  Net written premiums of $647 million in the second quarter of 2021 increased by 11% over the same period of 2020.  Net written premiums of $1.09 billion in the first six months of 2021 increased by 8% over the same period of 2020.  Retention rates remained strong in the second quarter and first six months of 2021 and increased over the same periods of 2020.  Renewal premium changes in the second quarter and first six months of 2021 remained positive and were lower than in the same periods of 2020. New business premiums in the second quarter and first six months of 2021 decreased from the same periods of 2020.

International.  Net written premiums of $307 million in the second quarter of 2021 increased by 8% over the same period of 2020. Net written premiums of $584 million in the first six months of 2021 increased by 9% over the same period of 2020. The increases in both periods of 2021 were primarily driven by changes in foreign currency exchange rates and the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$776	$693	$1,519	$1,360
Net investment income	64	42	123	97
Other revenues	7	5	12	10
Total revenues	847	740	1,654	1,467

Total claims and expenses	612	654	1,250	1,230

Segment income before income taxes	235	86	404	237
Income tax expense	48	14	80	43
Segment income	$187	$72	$324	$194

Loss and loss adjustment expense ratio	42.6%	57.8%	46.2%	53.4%
Underwriting expense ratio	35.5	36.0	35.4	36.5
Combined ratio	78.1%	93.8%	81.6%	89.9%

Overview
Segment income in the second quarter of 2021 was $187 million, $115 million or 160% higher than segment income of $72 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) net favorable prior year reserve development compared with net unfavorable prior year reserve development in the same period of 2020, (ii) higher underlying underwriting margins and (iii) higher net investment income. Net favorable prior year reserve development in the second quarter of 2021 was $44 million, as compared to net unfavorable prior year reserve development in the second quarter of 2020 of $33 million. Catastrophe losses in the second quarters of 2021 and 2020 were $3 million and $7 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends and (ii) higher business volumes. Underlying underwriting margins in the second quarters of both 2021 and 2020 included comparable loss activity related to the impact of COVID-19 and related economic conditions. Income tax expense in the second quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first six months of 2021 was $324 million, $130 million or 67% higher than segment income of $194 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first six months of 2021 was $59 million, as compared to net unfavorable prior year reserve development in the first six months of 2020 of $33 million.  Catastrophe losses in the first six months of 2021 and 2020 were $27 million and $8 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends and (ii) higher business volumes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Underlying underwriting margins in the first six months of both 2021 and 2020 included comparable loss activity related to the impact of COVID-19 and related economic conditions. Income tax expense in the first six months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in the second quarter of 2021 were $776 million, $83 million or 12% higher than in the same period of 2020. Earned premiums in the first six months of 2021 were $1.52 billion, $159 million or 12% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the second quarter of 2021 was $64 million, $22 million or 52% higher than in the same period of 2020. Net investment income in the first six months of 2021 was $123 million, $26 million or 27% higher than in the same period of 2020. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the second quarter of 2021 compared with the same period of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2021 were $335 million, $68 million or 17% lower than in the same period of 2020, primarily reflecting the impacts of (i) net favorable prior year reserve development compared with net unfavorable prior year reserve development in the same period of 2020 and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes. Claims and claim adjustment expenses in the second quarters of both 2021 and 2020 included comparable loss activity related to the impact of COVID-19 and related economic conditions.

Claims and claim adjustment expenses in the first six months of 2021 were $709 million, $21 million or 3% lower than in the same period of 2020, primarily reflecting the impact of (i) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020, partially offset by (ii) higher business volumes and (iii) higher catastrophe losses. Claims and claim adjustment expenses in the first six months of both 2021 and 2020 included comparable loss activity related to the impact of COVID-19 and related economic conditions.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2021 was $142 million, $14 million or 11% higher than in the same period of 2020.  Amortization of deferred acquisition costs in the first six months of 2021 was $276 million, $24 million or 10% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2021 were $135 million, $12 million or 10% higher than in the same period of 2020. General and administrative expenses in the first six months of 2021 were $265 million, $17 million or 7% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impacts of higher business volumes. The benefit of lower travel-related expenses related to COVID-19 and related economic conditions in the first six months of 2021 was higher compared to the benefit in the same period of 2020.

Income Tax Expense
Income tax expense in the second quarter of 2021 was $48 million, $34 million or 243% higher than in the same period of 2020, primarily reflecting the impact of the $149 million increase in segment income before income taxes. Income tax expense in the first six months of 2021 was $80 million, $37 million or 86% higher than in the same period of 2020, primarily reflecting the impact of the $167 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 78.1% in the second quarter of 2021 was 15.7 points lower than the combined ratio of 93.8% in the same period of 2020.  The loss and loss adjustment expense ratio of 42.6% in the second quarter of 2021 was 15.2 points lower than the loss and loss adjustment expense ratio of 57.8% in the same period of 2020. The underwriting expense ratio of 35.5% in the second quarter of 2021 was 0.5 points lower than the underwriting expense ratio of 36.0% in the same period of 2020.

Net favorable prior year reserve development in the second quarter of 2021 provided 5.7 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the second quarter of 2020 accounted for 4.7 points of the combined ratio. Catastrophe losses in the second quarters of 2021 and 2020 accounted for 0.4 points and 1.0 points, respectively, of the combined ratio. The underlying combined ratio in the second quarter of 2021 was 4.7 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a lower expense ratio resulting primarily from higher premium volumes. The underlying combined ratio in the second quarters of both 2021 and 2020 included comparable loss activity related to COVID-19 and related economic conditions.

The combined ratio of 81.6% in the first six months of 2021 was 8.3 points lower than the combined ratio of 89.9% in the same period of 2020. The loss and loss adjustment expense ratio of 46.2% in the first six months of 2021 was 7.2 points lower than the loss and loss adjustment expense ratio of 53.4% in the same period of 2020.  The underwriting expense ratio of 35.4% in the first six months of 2021 was 1.1 points lower than the underwriting expense ratio of 36.5% in the same period of 2020.

Net favorable prior year reserve development in the first six months of 2021 provided 3.9 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first six months of 2020 accounted for 2.4 points of the combined ratio.  Catastrophe losses in the first six months of 2021 and 2020 accounted for 1.7 points and 0.6 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2021 was 3.1 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a lower expense ratio resulting primarily from higher premium volumes. The underlying combined ratio in the first six months of both 2021 and 2020 included comparable loss activity related to COVID-19 and related economic conditions.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Domestic:
Management Liability	$553	$466	$1,055	$904
Surety	239	228	474	478
Total Domestic	792	694	1,529	1,382
International	127	76	224	138
Total Bond & Specialty Insurance	$919	$770	$1,753	$1,520

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Domestic:
Management Liability	$497	$438	$941	$839
Surety	232	220	432	435
Total Domestic	729	658	1,373	1,274
International	125	76	204	123
Total Bond & Specialty Insurance	$854	$734	$1,577	$1,397

Gross and net written premiums in the second quarter of 2021 increased by 19% and 16%, respectively, over the same period of 2020. Gross and net written premiums in the first six months of 2021 increased by 15% and 13%, respectively, over the same

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

period of 2020. Gross and net written premiums in both periods of 2021 and 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic.  Net written premiums of $729 million in the second quarter of 2021 increased by 11% over the same period of 2020. Net written premiums of $1.37 billion in the first six months of 2021 increased by 8% over the same period of 2020.  Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter and first six months of 2021 but declined from the same periods of 2020. Renewal premium changes in the second quarter and first six months of 2021 remained positive and were higher than in the same periods of 2020. New business premiums in the second quarter of 2021 increased over the same period of 2020. New business premiums in the first six months of 2021 decreased from the same period of 2020.

International.  Net written premiums of $125 million and $204 million in the second quarter and first six months of 2021, respectively, increased by 64% and 66%, respectively, over the same periods of 2020. The increases in both periods of 2021 were primarily driven by increases in the United Kingdom and Canada, including the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$2,960	$2,527	$5,804	$5,225
Net investment income	139	46	258	149
Fee income	7	6	13	12
Other revenues	24	10	47	32
Total revenues	3,130	2,589	6,122	5,418

Total claims and expenses	2,984	2,580	5,582	4,989

Segment income before income taxes	146	9	540	429
Income tax expense (benefit)	25	(1)	105	83
Segment income	$121	$10	$435	$346

Loss and loss adjustment expense ratio	73.3%	72.2%	68.6%	66.9%
Underwriting expense ratio	26.4	29.1	26.5	27.6
Combined ratio	99.7%	101.3%	95.1%	94.5%

Overview
Segment income in the second quarter of 2021 was $121 million, $111 million higher than segment income of $10 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) lower underlying underwriting margins. Catastrophe losses in the second quarters of 2021 and 2020 were $323 million and $470 million, respectively. Net favorable prior year reserve development in the second quarters of 2021 and 2020 was $65 million and $35 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the homeowners and other product line and (ii) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in the prior year quarter as a result of the pandemic, partially offset by (iii) higher business volumes. Income tax expense in the second quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first six months of 2021 was $435 million, $89 million or 26% higher than segment income of $346 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins. Net favorable prior year reserve development in the first six months of 2021 and 2020 was $233 million and $57 million, respectively. Catastrophe losses in the first six months of 2021 and 2020 were $628 million and $607 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the homeowners and other product line, partially offset by (ii) higher business volumes. Income tax expense in the first six months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2021 were $2.96 billion, $433 million or 17% higher than in the same period of 2020.  Earned premiums in the first six months of 2021 were $5.80 billion, $579 million or 11% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the increase in net written premiums over the preceding twelve months. Net written and earned premiums in both periods of 2021 were not materially impacted by COVID-19 and related economic conditions. Net written and earned premiums in both periods of 2020 were reduced by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the second quarter of 2021 was $139 million, $93 million or 202% higher than in the same period of 2020. Net investment income in the first six months of 2021 was $258 million, $109 million or 73% higher than in the same period of 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2021 compared with the same periods of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the second quarters and first six months of 2021 and 2020 primarily consisted of installment premium charges. Installment premium charges in both periods of 2021 were higher than in the same periods of 2020, primarily attributed to the impact of billing relief actions offered to customers as a result of COVID-19 in the second quarter of 2020.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2021 were $2.17 billion, $347 million or 19% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic, (ii) higher losses in the homeowners and other product line, (iii) higher business volumes and (iv) loss cost trends, partially offset by (v) lower catastrophe losses and (vi) higher net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2021 were $3.98 billion, $484 million or 14% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher losses in the homeowners and other product line, (ii) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year period as a result of the pandemic, (iii) higher business volumes and (iv) loss cost trends, partially offset by (v) higher net favorable prior year reserve development.

Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2021 was $470 million, $47 million or 11% higher than in the same period of 2020. Amortization of deferred acquisition costs in the first six months of 2021 was $916 million, $75 million or 9% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2021 were $343 million, $10 million or 3% higher than in the same period of 2020. General and administrative expenses in the first six months of 2021 were $687 million, $34 million or 5% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impacts of higher business volumes and normal variability in expenses. The totals in both periods of 2020 included higher contingent commissions and an increased allowance for expected credit losses on premiums receivable, in each case due to the impact of COVID-19 and related economic conditions.

Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2021 was $25 million, compared with an income tax benefit of $1 million in same period of 2020, primarily reflecting the impact of the $137 million increase in segment income before income taxes. Income tax expense in the first six months of 2021 was $105 million, $22 million or 27% higher than in the same period of 2020, primarily reflecting the $111 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 99.7% in the second quarter of 2021 was 1.6 points lower than the combined ratio of 101.3% in the same period of 2020.  The loss and loss adjustment expense ratio of 73.3% in the second quarter of 2021 was 1.1 points higher than the loss and loss adjustment expense ratio of 72.2% in the same period of 2020.  The underwriting expense ratio of 26.4% for the second quarter of 2021 was 2.7 points lower than the underwriting expense ratio of 29.1% in the same period of 2020.

Catastrophe losses in the second quarters of 2021 and 2020 accounted for 10.9 points and 18.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2021 and 2020 provided 2.2 points and 1.3 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2021 was 7.0 points higher than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) higher losses in the homeowners and other product line and (ii) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in the prior year quarter as a result of the pandemic.

The combined ratio of 95.1% in the first six months of 2021 was 0.6 points higher than the combined ratio of 94.5% in the same period of 2020. The loss and loss adjustment expense ratio of 68.6% in the first six months of 2021 was 1.7 points higher than the loss and loss adjustment expense ratio of 66.9% in the same period of 2020.  The underwriting expense ratio of 26.5% in the first six months of 2021 was 1.1 points lower than the underwriting expense ratio of 27.6% in the same period of 2020.

Catastrophe losses in the first six months of 2021 and 2020 accounted for 10.8 points and 11.6 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2021 and 2020 provided 4.0 points and 1.1 points, respectively, of benefit to the combined ratio.  The underlying combined ratio in the first six months of 2021 was 4.3 points higher than the 2020 ratio on the same basis, primarily reflecting the impact of higher losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Domestic:
Automobile	$1,472	$1,207	$2,859	$2,553
Homeowners and Other	1,648	1,471	2,916	2,587
Total Domestic	3,120	2,678	5,775	5,140
International	202	176	344	322
Total Personal Insurance	$3,322	$2,854	$6,119	$5,462

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020

Domestic:
Automobile	$1,467	$1,204	$2,842	$2,537
Homeowners and Other	1,634	1,458	2,778	2,475
Total Domestic	3,101	2,662	5,620	5,012
International	200	173	338	316
Total Personal Insurance	$3,301	$2,835	$5,958	$5,328

Gross and net written premiums in the second quarter of 2021 both increased by 16% over the same period of 2020. Gross and net written premiums in the first six months of 2021 both increased by 12% over the same period of 2020. Gross and net written premiums in both periods of 2020 were negatively impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Domestic
Automobile net written premiums of $1.47 billion and $2.84 billion in the second quarter and first six months of 2021, respectively, increased by 22% and 12%, respectively, over the same periods of 2020. Net written premiums in both periods of 2020 were negatively impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Retention rates remained strong in the second quarter and first six months of 2021.  Renewal premium changes in the second quarter and first six months of 2021 were not significant and were lower than in the same periods of 2020.  New business premiums in the second quarter and first six months of 2021 increased over the same periods of 2020.

Homeowners and Other net written premiums of $1.63 billion and $2.78 billion in the second quarter and first six months of 2021 both increased by 12% over the same periods of 2020.  Retention rates remained strong in the second quarter and first six months of 2021.  Renewal premium changes in the second quarter and first six months of 2021 remained positive and were slightly higher than in the same periods of 2020.  New business premiums in the second quarter and first six months of 2021 increased over the same periods of 2020.

For its Domestic business, Personal Insurance had approximately 8.7 million and 8.2 million active policies at June 30, 2021 and 2020, respectively.

International
International net written premiums of $200 million and $338 million in the second quarter and first six months of 2021, respectively, increased by 16% and 7%, respectively, from the same periods of 2020, primarily driven by changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its International business, Personal Insurance had approximately 486,000 and 505,000 active policies at June 30, 2021 and 2020, respectively.
Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income (loss)	$(72)	$(74)	$(141)	$(145)

The Income (loss) for Interest Expense and Other in the second quarters of 2021 and 2020 was $(72) million and $(74) million, respectively.  Pre-tax interest expense in the second quarters of 2021 and 2020 was $83 million and $85 million respectively. After-tax interest expense in the second quarters of 2021 and 2020 was $65 million and $67 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2021 and 2020 was $(141) million and $(145) million, respectively. Pre-tax interest expense in the first six months of 2021 and 2020 was $165 million and $169 million, respectively. After-tax interest expense in the first six months of 2021 and 2020 was $130 million and $133 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first six months of 2021 and 2020 were $88 million and $108 million, respectively. Net asbestos reserves were $1.25 billion and $1.17 billion at June 30, 2021 and June 30, 2020, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2021	2020
Beginning reserves:
Gross	$1,668	$1,601
Ceded	(330)	(322)
Net	1,338	1,279

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	103	129
Ceded	(15)	(21)
Net	88	108

Foreign exchange and other:
Gross	—	(2)
Ceded	—	—
Net	—	(2)

Ending reserves:
Gross	1,565	1,470
Ceded	(315)	(301)
Net	$1,250	$1,169
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $19 million and $52 million in the second quarter and first six months of 2021, respectively, and $17 million and $34 million in the second quarter and first six months of 2020, respectively. Net environmental paid loss and loss expenses in the first six months of 2021 and 2020 were $35 million and $24 million, respectively. Net environmental reserves were $323 million and $330 million at June 30, 2021 and June 30, 2020, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2021 were $86.55 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2021 was $75.58 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2021 and December 31, 2020.  Below investment grade securities represented 1.6% and 1.8% of the total fixed maturity investment portfolio at June 30, 2021 and December 31, 2020, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at June 30, 2021 and 3.8 (4.0 excluding short-term securities) at December 31, 2020.

 Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2021 and December 31, 2020 included $35.67 billion and $36.36 billion, respectively, of securities that are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2021 and December 31, 2020 were $3.69 billion and $3.54 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both June 30, 2021 and December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2021 and December 31, 2020 included $1.82 billion and $2.36 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2021 and December 31, 2020 were $1.01 billion and $1.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $812 million and $1.12 billion at June 30, 2021 and December 31, 2020, respectively. Approximately 71% and 65% of the Company’s CMO holdings at June 30, 2021 and December 31, 2020, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $238 million and $396 million of non-guaranteed CMO holdings at June 30, 2021 and December 31, 2020 was "Aa2" and "Aa1", respectively. The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both June 30, 2021 and December 31, 2020.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2020 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At June 30, 2021 and December 31, 2020, the carrying value of the Company’s other investments was $3.74 billion and $3.43 billion, respectively.

Investments in private equity, hedge fund and real estate partnerships are accounted for under the equity method of accounting and typically report their financial statement information to the Company one to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

CATASTROPHE REINSURANCE COVERAGE

The Company's catastrophe reinsurance coverage is discussed in the "Catastrophe Reinsurance" section of "Part I - Item 1 - Business" in the Company's 2020 Annual Report. Except as discussed below, there have been no material changes to the Company's catastrophe reinsurance coverage from that reported in the Company's 2020 Annual Report.

Catastrophe Bonds. Consistent with the terms of the Company’s indemnity reinsurance agreement with Long Point Re III Ltd., the attachment point and maximum limit were reset to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2021 through and including May 24, 2022, the Company will be entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an attachment amount of $1.980 billion. The full $500 million coverage amount is available until such covered losses reach a maximum of $2.480 billion.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2021 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion this treaty provides 71 cents of coverage), for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances and coverage for communicable

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period July 1, 2021 through and including June 30, 2022. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $253 million part of $275 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $375 million this treaty provides 92 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2021 through and including June 30, 2022. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$81 million at June 30, 2021), up to C$200 million (US$161 million at June 30, 2021) and for 100% of losses in excess of C$200 million (US$161 million at June 30, 2021), up to C$600 million (US$484 million at June 30, 2021), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period July 1, 2021 through and including June 30, 2022.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2020 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2021	December 31, 2020
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,702	$3,731
Gross structured settlements	2,885	2,964
Mandatory pools and associations	1,757	1,801
Gross reinsurance recoverables	8,344	8,496
Allowance for estimated uncollectible reinsurance	(135)	(146)
Net reinsurance recoverables	$8,209	$8,350

Net reinsurance recoverables at June 30, 2021 decreased by $141 million from December 31, 2020.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be uncertain and are outside the Company’s control. As a result, it is difficult to anticipate its impact on the Company's results for the remainder of 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. When

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

As a result of improvements in economic conditions, particularly in the United States, the impact on premiums related to COVID-19 in the second quarter of 2021 was less significant than recent prior periods. While we expect some negative impacts on premiums related to COVID-19 to continue for the remainder of 2021 and beyond, such as the impact on audit premiums related to policies written in 2020, we believe such impacts should continue to decrease over time to the extent the COVID-19 environment remains stable and the economic environment continues to improve.

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2021.

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

It is possible that changes in economic conditions and steps taken by federal, state and/or local governments and the Federal Reserve in response to COVID-19 or other circumstances could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. In addition, labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials have adversely impacted severity in our

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

auto and property businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company's 2020 Annual Report.

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

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at June 30, 2021.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2021, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

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

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $425 million to $435 million for each remaining quarter of 2021. This expectation could be impacted by further disruptions in global financial markets associated with the continuing impact of COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Further changes in global financial markets could impact the Company’s net investment income in future periods from its non-fixed income investment portfolio, positively or negatively.

The Company had net pre-tax realized investment gains of $105 million in the first six months of 2021. Changes in global financial markets due to the continuing impact of COVID-19 could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $4.11 billion ($3.24 billion after-tax) in its fixed maturity investment portfolio at June 30, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, further disruptions in global financial markets associated with the continuing impact of COVID-19 could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2020 Annual Report.

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

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first six months of 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “Outlook” herein and “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2021, TRV held total cash and short-term invested assets in the United States aggregating $2.43 billion and having a weighted average maturity of 46 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.21 billion).  TRV’s holding company liquidity of $2.43 billion at June 30, 2021 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2021.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At June 30, 2021, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $249 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2021. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first six months of 2021 and 2020 was $3.04 billion and $2.29 billion, respectively. The increase in cash flows in the first six months of 2021 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of income taxes paid. Cash received for premiums in the prior year period was adversely impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Investing Activities
Net cash used in investing activities in the first six months of 2021 and 2020 was $2.79 billion and $1.81 billion, respectively.  The Company’s consolidated total investments at June 30, 2021 increased by $2.12 billion, or 3% from year-end 2020, primarily reflecting the impacts of (i) net cash flows provided by operating activities, partially offset by (ii) a decrease in net unrealized gains on investments at June 30, 2021 as compared with December 31, 2020, due to the impact of higher interest rates during the first six months of 2021, and (iii) net cash used in financing activities.

Financing Activities
Net cash used in financing activities in the first six months of 2021 and 2020 was $289 million and $342 million, respectively.  The totals in both 2021 and 2020 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. Common share repurchases in the first six months of 2021 and 2020 were $798 million and $471 million, respectively.

Dividends.  Dividends paid to shareholders were $436 million and $426 million in the first six months of 2021 and 2020, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 20,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

2021, the Company announced that it declared a regular quarterly dividend of $0.88 per share, payable September 30, 2021 to shareholders of record on September 10, 2021.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three and six months ended June 30, 2021, the Company repurchased 2.6 million and 5.0 million common shares under its share repurchase authorizations for a total cost of $400 million and $756 million, respectively. The average cost per share repurchased was $157.18 and $152.65, respectively.  On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at that date. At June 30, 2021, the Company had $5.41 billion of capacity remaining under its share repurchase authorizations.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Debt:
Short-term	$100	$100
Long-term	7,254	6,504
Net unamortized fair value adjustments and debt issuance costs	(64)	(54)
Total debt	7,290	6,550

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,387	26,699
Accumulated other comprehensive income	1,769	2,502
Total shareholders’ equity	29,156	29,201
Total capitalization	$36,446	$35,751

On June 8, 2021, the Company issued $750 million aggregate principal amount of 3.05% senior notes that will mature on June 8, 2051. The Company intends to use the net proceeds of the notes for general corporate purposes. See note 9 of notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	June 30, 2021	December 31, 2020
Total capitalization	$36,446	$35,751
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	3,239	4,074
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$33,207	$31,677
Debt-to-total capital ratio	20.0%	18.3%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	22.0%	20.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 22.0% at June 30, 2021 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). The following rating agency action was taken with respect to the Company since April 20, 2021, the date on which the Company's Form 10-Q for the quarter ended March 31, 2021 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2020 Annual Report.

•On May 5, 2021, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.93 billion at June 30, 2021) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2021			December 31, 2020
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,324	$8,484	$13,808	$5,267	$8,098	$13,365
Commercial property	1,137	411	1,548	1,006	366	1,372
Commercial multi-peril	2,431	2,453	4,884	2,354	2,311	4,665
Commercial automobile	2,566	2,343	4,909	2,551	2,231	4,782
Workers’ compensation	10,193	9,543	19,736	10,271	9,514	19,785
Fidelity and surety	195	378	573	215	317	532
Personal automobile	1,937	1,546	3,483	1,901	1,514	3,415
Personal homeowners and other	976	1,357	2,333	901	1,168	2,069
International and other	2,524	2,097	4,621	2,565	1,960	4,525
Property-casualty	27,283	28,612	55,895	27,031	27,479	54,510
Accident and health	11	—	11	11	—	11
Claims and claim adjustment expense reserves	$27,294	$28,612	$55,906	$27,042	$27,479	$54,521

The $1.39 billion increase in gross claims and claim adjustment expense reserves since December 31, 2020 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

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
•loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability; and
•the Company is subject to additional risks associated with its business outside the United States.

Technology and Intellectual Property Risks

•if, as a result of cyber attacks or otherwise, the Company experiences difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;
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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

During the quarter ended June 30, 2021, the Company transitioned its lockbox premium remittance processing for Personal Insurance to a new third-party vendor and implemented a cloud-based technology to utilize a software-assisted account reconciliation process across the Company. The change in lockbox vendor resulted in certain changes to business processes and, along with the new account reconciliation process, changes in internal control over financial reporting. Other than these two items, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to these two items and concluded they were effective.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2021	April 30, 2021	258	$150.05	—	$5,805
May 1, 2021	May 31, 2021	1,355,484	$158.51	1,354,825	$5,590
June 1, 2021	June 30, 2021	1,190,235	$155.66	1,190,235	$5,405
Total		2,545,977	$157.18	2,545,060	$5,405

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 20, 2021 and added $5.0 billion of repurchase capacity to the $805 million capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.

The Company acquired 917 shares for a total cost of approximately $144,000 during the three months ended June 30, 2021 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Additional
Compensation Information—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 2, 2021. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued
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

10.1*
The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 25, 2021 and is incorporated herein by reference.

10.2†*	Current Director Compensation Program, effective as of May 20, 2021.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2021 and 2020; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020; (iii) Consolidated Balance Sheet at June 30, 2021 and December 31, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2021 and 2020; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 20, 2021	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 20, 2021	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)