Form 10-Q
period 2021-09-30
TRAVELERS COMPANIES, INC.
filed 2021-10-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 14, 2021 was 246,008,687.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2021
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Premiums	$7,829	$7,380	$22,831	$21,564
Net investment income	771	671	2,290	1,550
Fee income	97	101	302	323
Net realized investment gains (losses)	8	37	113	(48)
Other revenues	100	86	269	195

Total revenues	8,805	8,275	25,805	23,584

Claims and expenses
Claims and claim adjustment expenses	5,464	4,886	15,479	14,782
Amortization of deferred acquisition costs	1,281	1,207	3,742	3,558
General and administrative expenses	1,187	1,109	3,524	3,367
Interest expense	87	87	252	256
Total claims and expenses	8,019	7,289	22,997	21,963

Income before income taxes	786	986	2,808	1,621
Income tax expense	124	159	479	234
Net income	$662	$827	$2,329	$1,387

Net income per share
Basic	$2.65	$3.24	$9.24	$5.44
Diluted	$2.62	$3.23	$9.16	$5.41

Weighted average number of common shares outstanding
Basic	247.7	253.3	250.1	253.5
Diluted	250.1	254.3	252.4	254.5

Cash dividends declared per common share	$0.88	$0.85	$2.61	$2.52

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$662	$827	$2,329	$1,387

Other comprehensive income (loss)
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(686)	217	(1,749)	2,001
Having credit losses recognized in the consolidated statement of income	—	(7)	—	(10)
Net changes in benefit plan assets and obligations	26	20	77	64
Net changes in unrealized foreign currency translation	(91)	79	(25)	(137)
Other comprehensive income (loss) before income taxes	(751)	309	(1,697)	1,918
Income tax expense (benefit)	(148)	53	(361)	420
Other comprehensive income (loss), net of taxes	(603)	256	(1,336)	1,498
Comprehensive income	$59	$1,083	$993	$2,885

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $73,614 and $68,830; allowance for expected credit losses of $2 and $2)	$77,040	$74,003
Equity securities, at fair value (cost $398 and $387)	509	453
Real estate investments	1,004	1,026
Short-term securities	4,754	5,511
Other investments	4,199	3,430
Total investments	87,506	84,423
Cash	818	721
Investment income accrued	565	603
Premiums receivable (net of allowance for expected credit losses of $102 and $105)	8,289	7,829
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $142 and $146)	8,329	8,350
Ceded unearned premiums	1,084	772
Deferred acquisition costs	2,570	2,358
Contractholder receivables (net of allowance for expected credit losses of $19 and $19)	4,024	4,242
Goodwill	4,005	3,976
Other intangible assets	309	317
Other assets	3,207	3,173
Total assets	$120,706	$116,764

Liabilities
Claims and claim adjustment expense reserves	$56,805	$54,521
Unearned premium reserves	16,677	15,222
Contractholder payables	4,043	4,261
Payables for reinsurance premiums	621	356
Deferred taxes	274	558
Debt	7,290	6,550
Other liabilities	6,522	6,095
Total liabilities	92,232	87,563

Shareholders’ equity
Common stock (1,750.0 shares authorized; 246.0 and 252.4 shares issued and outstanding)	24,084	23,743
Retained earnings	40,438	38,771
Accumulated other comprehensive income	1,166	2,502
Treasury stock, at cost (536.4 and 527.3 shares)	(37,214)	(35,815)
Total shareholders’ equity	28,474	29,201
Total liabilities and shareholders’ equity	$120,706	$116,764

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Common stock
Balance, beginning of period	$24,002	$23,606	$23,743	$23,469
Employee share-based compensation	45	8	214	64
Compensation amortization under share-based plans and other changes	37	32	127	113
Balance, end of period	24,084	23,646	24,084	23,646

Retained earnings
Balance, beginning of period	39,998	37,069	38,771	36,977
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	—	(43)
Net income	662	827	2,329	1,387
Dividends	(220)	(218)	(660)	(646)
Other	(2)	1	(2)	4
Balance, end of period	40,438	37,679	40,438	37,679

Accumulated other comprehensive income, net of tax
Balance, beginning of period	1,769	1,882	2,502	640
Other comprehensive income (loss)	(603)	256	(1,336)	1,498
Balance, end of period	1,166	2,138	1,166	2,138

Treasury stock, at cost
Balance, beginning of period	(36,613)	(35,614)	(35,815)	(35,143)
Treasury stock acquired — share repurchase authorizations	(600)	—	(1,356)	(425)
Net shares acquired related to employee share-based compensation plans	(1)	—	(43)	(46)
Balance, end of period	(37,214)	(35,614)	(37,214)	(35,614)

Total shareholders’ equity	$28,474	$27,849	$28,474	$27,849

Common shares outstanding
Balance, beginning of period	249.5	253.2	252.4	255.5
Treasury stock acquired — share repurchase authorizations	(3.8)	—	(8.8)	(3.5)
Net shares issued under employee share-based compensation plans	0.3	0.1	2.4	1.3
Balance, end of period	246.0	253.3	246.0	253.3

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$2,329	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(113)	48
Depreciation and amortization	662	577
Deferred federal income tax expense (benefit)	61	(67)
Amortization of deferred acquisition costs	3,742	3,558
Equity in (income) loss from other investments	(774)	32
Premiums receivable	(462)	(324)
Reinsurance recoverables	20	(150)
Deferred acquisition costs	(3,955)	(3,694)
Claims and claim adjustment expense reserves	2,299	2,673
Unearned premium reserves	1,460	960
Other	313	(382)
Net cash provided by operating activities	5,582	4,618
Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,523	5,241
Proceeds from sales of investments:
Fixed maturities	2,864	1,994
Equity securities	74	76
Real estate investments	7	—
Other investments	275	184
Purchases of investments:
Fixed maturities	(14,356)	(9,951)
Equity securities	(68)	(80)
Real estate investments	(22)	(33)
Other investments	(643)	(321)
Net sales (purchases) of short-term securities	754	(1,387)
Securities transactions in course of settlement	407	522
Acquisition, net of cash acquired	(38)	—
Other	(199)	(222)
Net cash used in investing activities	(4,422)	(3,977)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,356)	(425)
Treasury stock acquired — net employee share-based compensation	(43)	(46)
Dividends paid to shareholders	(655)	(643)
Issuance of debt	739	490
Issuance of common stock — employee share options	256	72
Net cash used in financing activities	(1,059)	(552)
Effect of exchange rate changes on cash	(4)	—
Net increase in cash	97	89
Cash at beginning of year	721	494
Cash at end of period	$818	$583
Supplemental disclosure of cash flow information
Income taxes paid	$543	$413
Interest paid	$222	$226

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2021
Premiums	$3,970	$806	$3,053	$7,829
Net investment income	575	63	133	771
Fee income	90	—	7	97
Other revenues	69	5	26	100
Total segment revenues (1)	$4,704	$874	$3,219	$8,797
Segment income (loss) (1)	$558	$174	$(2)	$730

2020
Premiums	$3,841	$723	$2,816	$7,380
Net investment income	498	58	115	671
Fee income	95	—	6	101
Other revenues	58	7	21	86
Total segment revenues (1)	$4,492	$788	$2,958	$8,238
Segment income (1)	$365	$115	$392	$872
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

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2021
Premiums	$11,649	$2,325	$8,857	$22,831
Net investment income	1,713	186	391	2,290
Fee income	282	—	20	302
Other revenues	179	17	73	269
Total segment revenues (1)	$13,823	$2,528	$9,341	$25,692
Segment income (1)	$1,518	$498	$433	$2,449

2020
Premiums	$11,440	$2,083	$8,041	$21,564
Net investment income	1,131	155	264	1,550
Fee income	305	—	18	323
Other revenues	125	17	53	195
Total segment revenues (1)	$13,001	$2,255	$8,376	$23,632
Segment income (1)	$596	$309	$738	$1,643
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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$789	$851	$2,410	$2,568
Commercial automobile	718	698	2,122	2,058
Commercial property	582	522	1,669	1,544
General liability	662	605	1,887	1,786
Commercial multi-peril	939	891	2,708	2,660
Other	17	15	45	38
Total Domestic	3,707	3,582	10,841	10,654
International	263	259	808	786
Total Business Insurance	3,970	3,841	11,649	11,440
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	277	277	819	805
General liability	365	310	1,043	893
Other	54	60	165	178
Total Domestic	696	647	2,027	1,876
International	110	76	298	207
Total Bond & Specialty Insurance	806	723	2,325	2,083
Personal Insurance:
Domestic:
Automobile	1,445	1,391	4,220	3,896
Homeowners and Other	1,437	1,262	4,122	3,659
Total Domestic	2,882	2,653	8,342	7,555
International	171	163	515	486
Total Personal Insurance	3,053	2,816	8,857	8,041
Total earned premiums	7,829	7,380	22,831	21,564
Net investment income	771	671	2,290	1,550
Fee income	97	101	302	323
Other revenues	100	86	269	195
Total segment revenues	8,797	8,238	25,692	23,632
Net realized investment gains (losses)	8	37	113	(48)
Total revenues	$8,805	$8,275	$25,805	$23,584
Income reconciliation, net of tax
Total segment income	$730	$872	$2,449	$1,643
Interest Expense and Other (1)	(75)	(74)	(216)	(219)
Core income	655	798	2,233	1,424
Net realized investment gains (losses)	7	29	88	(37)
Impact of changes in tax laws and/or tax rates (2)	—	—	8	—
Net income	$662	$827	$2,329	$1,387
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $69 million for both the three months ended September 30, 2021 and 2020 and $199 million and $202 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2021	December 31, 2020
Asset reconciliation
Business Insurance	$90,661	$88,422
Bond & Specialty Insurance	10,313	9,420
Personal Insurance	19,028	18,328
Total assets by reportable segment	120,002	116,170
Other assets (1)	704	594
Total consolidated assets	$120,706	$116,764
 _________________________________________________________
(1)The primary components of other assets at both September 30, 2021 and December 31, 2020 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at September 30, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,908	$—	$27	$20	$3,915
Obligations of states, municipalities and political subdivisions:
Local general obligation	18,064	—	1,022	72	19,014
Revenue	10,785	—	660	36	11,409
State general obligation	1,170	—	66	3	1,233
Pre-refunded	3,885	—	218	—	4,103
Total obligations of states, municipalities and political subdivisions	33,904	—	1,966	111	35,759
Debt securities issued by foreign governments	1,037	—	12	5	1,044
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,727	—	89	1	1,815
All other corporate bonds	33,026	2	1,598	129	34,493
Redeemable preferred stock	12	—	2	—	14
Total	$73,614	$2	$3,694	$266	$77,040

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2020, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,111	$—	$38	$—	$2,149
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,289	—	1,370	2	18,657
Revenue	11,806	—	909	—	12,715
State general obligation	1,343	—	101	—	1,444
Pre-refunded	3,325	—	219	—	3,544
Total obligations of states, municipalities and political subdivisions	33,763	—	2,599	2	36,360
Debt securities issued by foreign governments	1,028	—	26	—	1,054
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	—	139	—	2,361
All other corporate bonds	29,683	2	2,382	9	32,054
Redeemable preferred stock	23	—	2	—	25
Total	$68,830	$2	$5,186	$11	$74,003

Pre-refunded bonds of $4.10 billion and $3.54 billion at September 30, 2021 and December 31, 2020, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $2.86 billion and $1.99 billion during the nine months ended September 30, 2021 and 2020, respectively. Gross gains of $56 million and $52 million and gross losses of $5 million and $3 million were realized on those sales during the nine months ended September 30, 2021 and 2020, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at September 30, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$367	$105	$5	$467
Non-redeemable preferred stock	31	11	—	42
Total	$398	$116	$5	$509

				Fair
(at December 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Value
Public common stock	$352	$70	$12	$410
Non-redeemable preferred stock	35	8	—	43
Total	$387	$78	$12	$453

For the nine months ended September 30, 2021 and 2020, the Company recognized $45 million and $(14) million of net gains (losses) on equity securities still held as of September 30, 2021 and 2020, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at September 30, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at September 30, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,804	$20	$5	$—	$1,809	$20
Obligations of states, municipalities and political subdivisions	5,143	107	116	4	5,259	111
Debt securities issued by foreign governments	391	5	2	—	393	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	233	1	1	—	234	1
All other corporate bonds	5,831	121	189	8	6,020	129
Total	$13,402	$254	$313	$12	$13,715	$266

	Less than 12 months		12 months or longer		Total
(at December 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$92	$—	$—	$—	$92	$—
Obligations of states, municipalities and political subdivisions	245	2	—	—	245	2
Debt securities issued by foreign governments	7	—	—	—	7	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	20	—	1	—	21	—
All other corporate bonds	681	6	97	3	778	9
Total	$1,045	$8	$98	$3	$1,143	$11

At September 30, 2021, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was not significant.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of All Other Corporate Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	At and For the Three Months Ended September 30, 2021	At and For the Three Months Ended September 30, 2020
(in millions)	All Other Corporate Bonds	All Other Corporate Bonds

Balance, beginning of period	$2	$8
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	1	(3)
Reductions due to sales/defaults of credit-impaired securities	(1)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$2	$4
(1)Credit impairment charges recognized in net realized investment gains (losses) for each of the three months ended September 30, 2021 and 2020 included $0 million of credit losses on fixed maturity securities which the Company had the intent to sell. An allowance for expected credit losses was not previously recorded for these securities.

	Fixed Maturities
	At and For the Nine Months Ended September 30, 2021	At and For the Nine Months Ended September 30, 2020
(in millions)	All Other Corporate Bonds	All Other Corporate Bonds

Balance, beginning of period	$2	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	1	9
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(3)
Reductions due to sales/defaults of credit-impaired securities	(1)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$2	$4
(1)Credit impairment charges recognized in net realized investment gains (losses) for the nine months ended September 30, 2021 and 2020 included $0 million and $14 million, respectively, of credit losses on fixed maturity securities which the Company had the intent to sell. An allowance for expected credit losses was not previously recorded for these securities.

Total net credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $1 million and $(4) million for the three months ended September 30, 2021 and 2020, respectively, and $1 million and $58 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, net realized investment gains (losses) in the first nine months of 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments. Credit losses related to the fixed maturity portfolio for both the three months and nine months ended September 30, 2021 and 2020 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2021 and December 31, 2020.

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

Additionally, the Company held investments in non-public common and preferred equity securities that are reported in other investments. Fair value estimates for these investments are determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment’s equity, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the fair value estimate of $343 million and $35 million for these investments at September 30, 2021 and December 31, 2020, respectively, in the amounts disclosed in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call option at September 30, 2021 and December 31, 2020 was $4 million and $5 million, respectively, and was determined using an internal model and is

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call option in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at September 30, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,915	$3,915	$—	$—
Obligations of states, municipalities and political subdivisions	35,759	5	35,750	4
Debt securities issued by foreign governments	1,044	—	1,044	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,815	—	1,734	81
All other corporate bonds	34,493	4	34,346	143
Redeemable preferred stock	14	—	14	—
Total fixed maturities	77,040	3,924	72,888	228
Equity securities
Public common stock	467	467	—	—
Non-redeemable preferred stock	42	16	26	—
Total equity securities	509	483	26	—
Other investments	361	18	—	343
Total	$77,910	$4,425	$72,914	$571

Other liabilities	$4	$—	$—	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	$2,149	$—	$—
Obligations of states, municipalities and political subdivisions	36,360	—	36,349	11
Debt securities issued by foreign governments	1,054	—	1,054	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,361	—
All other corporate bonds	32,054	—	31,899	155
Redeemable preferred stock	25	3	22	—
Total fixed maturities	74,003	2,152	71,685	166
Equity securities
Public common stock	410	410	—	—
Non-redeemable preferred stock	43	18	25	—
Total equity securities	453	428	25	—
Other investments	52	17	—	35
Total	$74,508	$2,597	$71,710	$201

Other liabilities	$5	$—	$—	$5

Level 3 investments increased during the nine months ended September 30, 2021, primarily driven by an increase in Other Investments. There was no other significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2021 or the year ended December 31, 2020.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,754	$4,754	$663	$4,040	$51
Financial liabilities
Debt	$7,190	$9,131	$—	$9,131	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,511	$5,511	$630	$4,829	$52
Financial liabilities
Debt	$6,450	$8,976	$—	$8,976	$—
Commercial paper	$100	$100	$—	$100	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 or the year ended December 31, 2020.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2021 and 2020, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2021 and 2020.

	At and For the Three Months Ended September 30, 2021		At and For the Three Months Ended September 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,555	$105	$8,459	$94

Current period change for expected credit losses		15		17
Write-offs of uncollectible premiums receivable		18		15

Balance, end of period	$8,289	$102	$8,225	$96

	At and For the Nine Months Ended September 30, 2021		At and For the Nine Months Ended September 30, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$7,829	$105	$7,909	$49

Current period change for expected credit losses		45		84
Write-offs of uncollectible premiums receivable		48		37

Balance, end of period	$8,289	$102	$8,225	$96

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2021 and 2020, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2021 and 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Three Months Ended September 30, 2021		At and For the Three Months Ended September 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,209	$135	$8,093	$156

Current period change for estimated uncollectible reinsurance		7		(16)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,329	$142	$8,317	$140

	At and For the Nine Months Ended September 30, 2021		At and For the Nine Months Ended September 30, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,350	$146	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		(4)		(5)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,329	$142	$8,317	$140

Of the total reinsurance recoverables at September 30, 2021, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.77 billion, or 86%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 14% of reinsurance recoverables were comprised of the following: 7% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% related to balances of companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at September 30, 2021 and 2020, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2021 and 2020.

	At and For the Three Months Ended September 30, 2021		At and For the Three Months Ended September 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,016	$19	$4,314	$22

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$4,024	$19	$4,347	$21

	At and For the Nine Months Ended September 30, 2021		At and For the Nine Months Ended September 30, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,242	$19	$4,599	$20

Current period change for expected credit losses		—		2
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$4,024	$19	$4,347	$21

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	September 30, 2021	December 31, 2020
Business Insurance	$2,608	$2,613
Bond & Specialty Insurance	550	550
Personal Insurance (1)	821	787
Other	26	26
Total	$4,005	$3,976
 _________________________________________________________

(1) Goodwill at September 30, 2021 included approximately $33 million associated with a business acquired in the first quarter of 2021, which is deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$39	$65
Contract-based (1)	205	187	18
Total subject to amortization	309	226	83
Not subject to amortization	226	—	226
Total	$535	$226	$309

(at December 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$101	$31	$70
Contract-based (1)	205	184	21
Total subject to amortization	306	215	91
Not subject to amortization	226	—	226
Total	$532	$215	$317
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

Amortization expense of intangible assets was $4 million for each of the three months ended September 30, 2021 and 2020, and $11 million for each of the nine months ended September 30, 2021 and 2020.  Amortization expense for all intangible assets subject to amortization is estimated to be $3 million for the remainder of 2021, $14 million in 2022, $13 million in 2023, $12 million in 2024 and $12 million in 2025. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $1 million for the remainder of 2021, $3 million in 2022, $3 million in 2023, $2 million in 2024 and $2 million in 2025.

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2021	December 31, 2020
Property-casualty	$56,795	$54,510
Accident and health	10	11
Total	$56,805	$54,521

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2021	2020
Claims and claim adjustment expense reserves at beginning of year	$54,510	$51,836
Less reinsurance recoverables on unpaid losses	8,153	8,035
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	53
Net reserves at beginning of year	46,357	43,854

Estimated claims and claim adjustment expenses for claims arising in the current year	15,813	14,809
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(398)	(108)
Total increases	15,415	14,701

Claims and claim adjustment expense payments for claims arising in:
Current year	5,653	4,960
Prior years	7,339	7,246
Total payments	12,992	12,206
Unrealized foreign exchange gain	(18)	(62)
Net reserves at end of period	48,762	46,287
Plus reinsurance recoverables on unpaid losses	8,033	8,119
Claims and claim adjustment expense reserves at end of period	$56,795	$54,406

Gross claims and claim adjustment expense reserves at September 30, 2021 increased by $2.29 billion from December 31, 2020, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at September 30, 2021 decreased by $120 million from December 31, 2020, primarily reflecting the impacts of cash collections in the first nine months of 2021, partially offset by catastrophe losses in the same period.

PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with the terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants have received, and/or will receive, recoveries related to the 2017 and 2018 California wildfires. In the third quarter of 2020, the Company recognized a subrogation benefit related to these claims of $403 million (the Company's estimate of its total recoveries from the trust prior to its expiration in 2025, pre-tax and net of expenses and amounts that inure to the benefit of the Company's reinsurers).

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2021 and 2020, estimated claims and claim adjustment expenses incurred included $398 million and $108 million, respectively, of net favorable development for claims arising in prior years, including $443 million and $171 million, respectively, of net favorable prior year reserve development, and $36 million of accretion of discount in each period that impacted the Company's results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2021 totaled $108 million, primarily driven by an increase in asbestos reserves of $225 million, partially offset by better than expected loss experience in domestic operations in the workers' compensation product line for multiple accident years. Net unfavorable prior year reserve development in the third quarter of 2020 totaled $220 million, primarily driven by an increase in asbestos reserves of $295 million, primarily in the segment's domestic operations, higher than expected loss experience in the segment's domestic operations in the general liability product line (excluding asbestos and environmental) for primary and excess coverages, primarily due to an increase to the reserves in the Company's run-off operations related to a single insured arising out of policies issued more than 20 years ago and in the commercial multi-peril product line (excluding PG&E subrogation recoveries and asbestos and environmental) for recent accident years, partially offset by PG&E subrogation recoveries of $81 million described above and better than expected loss experience in the segment's domestic operations in the workers' compensation product line for multiple accident years.

Net favorable prior year reserve development in the first nine months of 2021 totaled $99 million, primarily driven by better than expected loss experience in domestic operations in the workers' compensation product line for multiple accident years and in the commercial automobile and commercial property product lines for recent accident years and better than expected loss experience in the segment's international operations, partially offset by an increase in asbestos reserves of $225 million, an increase in other reserves related to run-off operations and an increase to environmental reserves. Net unfavorable prior year reserve development in the first nine months of 2020 totaled $215 million, primarily driven by an increase in asbestos reserves of $295 million, primarily in the segment's domestic operations, higher than expected loss experience in the segment's domestic operations in the general liability product line (excluding asbestos and environmental) for primary and excess coverages and the commercial automobile product line and the commercial multi-peril product line (excluding PG&E subrogation recoveries and asbestos and environmental) for recent accident years, partially offset by better than expected loss experience in the segment's domestic operations in the workers' compensation product line and the commercial property product line (excluding PG&E subrogation recoveries) for multiple accident years, as well as PG&E subrogation recoveries of $81 million described above.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter of 2021 totaled $22 million, primarily driven by better than expected loss experience in the segment's domestic operations in the fidelity and surety product lines for recent accident years. There was no net prior year reserve development in the third quarter of 2020.

Net favorable prior year reserve development in the first nine months of 2021 totaled $81 million, primarily driven by better than expected loss experience in the segment's domestic operations in the fidelity and surety product lines for recent accident years, partially offset by higher than expected loss experience in the general liability product line for management liability coverages for multiple accident years. Net unfavorable prior year reserve development in the first nine months of 2020 totaled $33 million, primarily driven by higher than expected loss experience in the segment's domestic operations in the general liability product line for management liability coverages for recent accident years.

Personal Insurance.  Net favorable prior year reserve development in the third quarter of 2021 totaled $30 million, primarily driven by better than expected loss experience in the segment's domestic operations in the homeowners and other product line for recent accident years. Net favorable prior year reserve development in the third quarter of 2020 totaled $362 million, primarily driven by $322 million of PG&E subrogation recoveries described above and better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.

Net favorable prior year reserve development in the first nine months of 2021 totaled $263 million, primarily driven by better than expected loss experience in the segment's domestic operations in both the homeowners and other and automobile product lines for recent accident years. Net favorable prior year reserve development in the first nine months of 2020 totaled $419 million, primarily driven by $322 million of PG&E subrogation recoveries described above and better than expected loss experience in the segment's domestic operations in the automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2021.

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, June 30, 2021	$3,057	$182	$(792)	$(678)	$1,769

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(530)	—	—	(84)	(614)
Amounts reclassified from AOCI, net of tax	(10)	—	21	—	11
Net OCI, current period	(540)	—	21	(84)	(603)
Balance, September 30, 2021	$2,517	$182	$(771)	$(762)	$1,166

	Changes in Net Unrealized Gains on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2020	$3,892	$182	$(832)	$(740)	$2,502

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,335)	—	—	(22)	(1,357)
Amounts reclassified from AOCI, net of tax	(40)	—	61	—	21
Net OCI, current period	(1,375)	—	61	(22)	(1,336)
Balance, September 30, 2021	$2,517	$182	$(771)	$(762)	$1,166

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(686)	$217	$(1,749)	$2,001
Income tax expense (benefit)	(146)	46	(374)	428
Net of taxes	(540)	171	(1,375)	1,573

Having credit losses recognized in the consolidated statement of income	—	(7)	—	(10)
Income tax benefit	—	(2)	—	(3)
Net of taxes	—	(5)	—	(7)

Net changes in benefit plan assets and obligations	26	20	77	64
Income tax expense	5	4	16	13
Net of taxes	21	16	61	51

Net changes in unrealized foreign currency translation	(91)	79	(25)	(137)
Income tax expense (benefit)	(7)	5	(3)	(18)
Net of taxes	(84)	74	(22)	(119)

Total other comprehensive income (loss)	(751)	309	(1,697)	1,918
Total income tax expense (benefit)	(148)	53	(361)	420
Total other comprehensive income (loss), net of taxes	$(603)	$256	$(1,336)	$1,498

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(12)	$(23)	$(50)	$(31)
Income tax expense (2)	(2)	(5)	(10)	(7)
Net of taxes	(10)	(18)	(40)	(24)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	10	8	31	26
General and administrative expenses (3)	16	12	46	37
Total	26	20	77	63
Income tax benefit (2)	5	4	16	13
Net of taxes	21	16	61	50

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	14	(3)	27	32
Total income tax (expense) benefit	3	(1)	6	6
Total reclassifications, net of taxes	$11	$(2)	$21	$26
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
10.     COMMON SHARE REPURCHASES

During the three and nine months ended September 30, 2021, the Company repurchased 3.8 million and 8.8 million common shares, respectively, under its share repurchase authorizations for total cost of $600 million and $1.36 billion, respectively. The average cost per share repurchased was $155.57 and $153.93, respectively.  In addition, the Company acquired 12,181 shares and 0.3 million shares for a total cost of approximately $1 million and $43 million during the three and nine months ended September 30, 2021, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. At September 30, 2021, the Company had $4.81 billion of capacity remaining under its share repurchase authorizations.

11.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020

Basic and Diluted
Net income, as reported	$662	$827	$2,329	$1,387
Participating share-based awards — allocated income	(5)	(6)	(17)	(9)
Net income available to common shareholders — basic and diluted	$657	$821	$2,312	$1,378

Common Shares
Basic
Weighted average shares outstanding	247.7	253.3	250.1	253.5

Diluted
Weighted average shares outstanding	247.7	253.3	250.1	253.5
Weighted average effects of dilutive securities — stock options and performance shares	2.4	1.0	2.3	1.0
Total	250.1	254.3	252.4	254.5

Net Income per Common Share
Basic	$2.65	$3.24	$9.24	$5.44
Diluted	$2.62	$3.23	$9.16	$5.41

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2021:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,292,324	$124.13	6.1 years	$203
Exercisable at end of period	4,340,430	$118.45	4.6 years	$146
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $37 million and $33 million for the three months ended September 30, 2021 and 2020, respectively, and $126 million and $113 million for the nine months ended September 30, 2021 and 2020, respectively. The related tax benefits recognized in the consolidated statement of income were $7 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $22 million and $20 million for the nine months ended September 30, 2021 and 2020, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2021 was $184 million, which is expected to be recognized over a weighted-average period of 1.9 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2021	2020	2021	2020

Net Periodic Benefit Cost (Benefit):
Service cost	$35	$34	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$21	$29	$1	$1
Expected return on plan assets	(69)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(1)
Net actuarial (gain) loss	28	23	(1)	(1)
Total non-service cost (benefit)	(21)	(18)	(1)	(1)
Net periodic benefit cost (benefit)	$14	$16	$(1)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2021	2020	2021	2020
Service Cost:
Claims and claim adjustment expenses	$14	$14	$—	$—
General and administrative expenses	21	20	—	—
Total service cost	35	34	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(9)	(8)	—	(1)
General and administrative expenses	(12)	(10)	(1)	—
Total non-service cost (benefit)	(21)	(18)	(1)	(1)
Net periodic benefit cost (benefit)	$14	$16	$(1)	$(1)

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2021	2020	2021	2020
Net Periodic Benefit Cost (Benefit):
Service cost	$106	$100	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	62	86	2	3
Expected return on plan assets	(206)	(206)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(3)	(3)
Net actuarial (gain) loss	82	69	(2)	(2)
Total non-service cost (benefit)	(63)	(52)	(3)	(2)
Net periodic benefit cost (benefit)	$43	$48	$(3)	$(2)

The following table indicates the line items in which the respective service cost and non-service benefit cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2021 and 2020.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2021	2020	2021	2020
Service Cost:
Claims and claim adjustment expenses	$43	$42	$—	$—
General and administrative expenses	63	58	—	—
Total service cost	106	100	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(26)	(22)	(1)	(1)
General and administrative expenses	(37)	(30)	(2)	(1)
Total non-service cost (benefit)	(63)	(52)	(3)	(2)
Net periodic benefit cost (benefit)	$43	$48	$(3)	$(2)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Lease cost
Operating leases	$22	$23	$67	$71
Short-term leases (1)	—	1	1	2
Lease expense	22	24	68	73
Less: sublease income (2)	—	—	—	—
Net lease cost	$22	$24	$68	$73

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$25	$27	$78	$82
Right-of-use assets obtained in exchange for new lease liabilities	$2	$8	$21	$26
Weighted average discount rate	2.37%	2.86%	2.37%	2.86%
Weighted average remaining lease term	4.6 years	4.9 years	4.6 years	4.9 years
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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.64 billion and $1.76 billion at September 30, 2021 and December 31, 2020, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at September 30, 2021.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2021, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of notes to the consolidated financial statements in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2021 Third Quarter Consolidated Results of Operations

•Net income of $662 million, or $2.65 per share basic and $2.62 per share diluted
•Net earned premiums of $7.83 billion
•Catastrophe losses of $501 million ($395 million after-tax)
•Net unfavorable prior year reserve development of $56 million ($44 million after-tax)
•Combined ratio of 98.6%
•Net investment income of $771 million ($645 million after-tax)
•Net realized investment gains of $8 million ($7 million after-tax)
•Operating cash flows of $2.54 billion

2021 Third Quarter Consolidated Financial Condition

•Total investments of $87.51 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $120.71 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 20.4% (22.0% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $821 million, comprising $601 million of share repurchases and $220 million of dividends
•Shareholders’ equity of $28.47 billion
•Net unrealized investment gains of $3.43 billion ($2.70 billion after-tax)
•Book value per common share of $115.74
•Holding company liquidity of $2.01 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2021	2020	2021	2020

Revenues
Premiums	$7,829	$7,380	$22,831	$21,564
Net investment income	771	671	2,290	1,550
Fee income	97	101	302	323
Net realized investment gains (losses)	8	37	113	(48)
Other revenues	100	86	269	195
Total revenues	8,805	8,275	25,805	23,584

Claims and expenses
Claims and claim adjustment expenses	5,464	4,886	15,479	14,782
Amortization of deferred acquisition costs	1,281	1,207	3,742	3,558
General and administrative expenses	1,187	1,109	3,524	3,367
Interest expense	87	87	252	256
Total claims and expenses	8,019	7,289	22,997	21,963
Income before income taxes	786	986	2,808	1,621
Income tax expense	124	159	479	234
Net income	$662	$827	$2,329	$1,387

Net income per share
Basic	$2.65	$3.24	$9.24	$5.44
Diluted	$2.62	$3.23	$9.16	$5.41

Combined ratio
Loss and loss adjustment expense ratio	69.2%	65.6%	67.2%	67.8%
Underwriting expense ratio	29.4	29.3	29.6	30.1
Combined ratio	98.6%	94.9%	96.8%	97.9%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.62 in the third quarter of 2021 decreased by 19% from diluted net income per share of $3.23 in the same period of 2020.  Net income of $662 million in the third quarter of 2021 decreased by 20% from net income of $827 million in the same period of 2020.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes in the third quarter of 2021 primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2020, (ii) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties) and (iii) lower net realized investment gains, partially offset by (iv) higher net investment income and (v) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"). Net unfavorable prior year reserve development in the third quarter of 2021 was $56 million, as compared to net favorable prior year reserve development in the same period of 2020 of $142 million. Catastrophe losses in the third quarters of 2021 and 2020 were $501 million and $397 million, respectively. The higher underlying underwriting margins in the third quarter of 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in the third quarters of both 2021 and 2020 included a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the third quarter of 2021 was lower than in the same period of 2020, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $9.16 in the first nine months of 2021 increased by 69% over diluted net income per share of $5.41 in the same period of 2020.  Net income of $2.33 billion in the first nine months of 2021 increased by 68% over net income of $1.39 billion in the same period of 2020.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher net favorable prior year reserve development, (iii) higher underlying underwriting margins and (iv) net realized investment gains compared to net realized investment losses in the same period of 2020, partially offset by (v) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties). Net favorable prior year reserve development in the first nine months of 2021 and 2020 was $443 million and $171 million, respectively. Catastrophe losses in the first nine months of 2021 and 2020 were $1.81 billion and $1.58 billion, respectively. The higher underlying underwriting margins in the first nine months of 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in the first nine months of both 2021 and 2020 reflected a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the first nine months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

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

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2021 and 2020, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2021 were $7.83 billion, $449 million or 6% higher than in the same period of 2020.  Earned premiums in the first nine months of 2021 were $22.83 billion, $1.27 billion or 6% higher than in the same period of 2020. In Business Insurance, earned premiums in the third quarter and first nine months of 2021 increased by 3% and 2%, respectively, over the same periods of 2020. Earned premiums in Business Insurance in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. Earned premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2021 increased by 11% and 12%, respectively, over the same periods of 2020. Earned premiums in Bond & Specialty Insurance in both periods of 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in the third quarter and first nine months of 2021 increased by 8% and 10%, respectively, over the same periods of 2020.  Earned premiums in Personal Insurance in both periods of 2021 were not materially impacted by COVID-19 and related economic conditions. Earned premiums in Personal Insurance in the first nine months of 2020 were reduced by premium refunds provided to personal automobile customers, primarily in the second quarter of 2020, in response to COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Average investments (1)	$84,647	$78,722	$82,854	$77,304
Pre-tax net investment income	771	671	2,290	1,550
After-tax net investment income	645	566	1,917	1,336
Average pre-tax yield (2)	3.6%	3.4%	3.7%	2.7%
Average after-tax yield (2)	3.0%	2.9%	3.1%	2.3%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2021 was $771 million, $100 million or 15% higher than in the same period of 2020.  Net investment income in the first nine months of 2021 was $2.29 billion, $740 million or 48% higher than in the same period of 2020. Net investment income from fixed maturity investments in the third quarter and first nine months of 2021 was $497 million and $1.48 billion, respectively, $5 million and $30 million lower, respectively, than in the same periods of 2020. The decreases primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2021 was $2 million and $6 million, respectively, $4 million and $35 million lower, respectively, than in the same periods of 2020. The decreases in both periods of 2021 primarily resulted from lower short-term interest rates. The Company's remaining investment portfolios had net investment income of $281 million and $834 million in the third quarter and first nine months of 2021, respectively, $108 million and $807 million higher, respectively, than in the same periods of 2020. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these investments in the first nine months of 2020 included the impact of the disruption in global financial markets associated with COVID-19.

Fee Income
Fee income in the third quarter of 2021 was $97 million, $4 million lower than in the same period of 2020. Fee income in the first nine months of 2021 was $302 million, $21 million lower than in the same period of 2020. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Credit impairment gains (losses):
Fixed maturities	$(1)	$4	$(1)	$(18)
Other investments	—	—	—	(40)
Net realized investment gains (losses) on equity securities still held	(6)	19	45	(14)
Other net realized investment gains, including from sales	15	14	69	24
Total	$8	$37	$113	$(48)

Net realized investment gains (losses) on equity securities still held of $(6) million and $45 million in the third quarter and first nine months of 2021, respectively. Net realized investment gains for the first nine months of 2021 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains (losses) on equity securities still held of $19 million and $(14) million in the third quarter and first nine months of 2020 were driven by the impact of changes in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

fair value attributable to the disruption in global financial markets associated with the global pandemic beginning in March 2020.

In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.

Other Revenues
Other revenues in the third quarters and first nine months of both 2021 and 2020 included revenues from Simply Business and installment premium charges. Installment premium charges in the first nine months of 2020 were reduced by billing relief actions offered to customers as a result of COVID-19.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2021 were $5.46 billion, $578 million or 12% higher than in the same period of 2020, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of of 2020, (ii) higher catastrophe losses, (iii) loss cost trends, (iv) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic and (v) higher business volumes, partially offset by (vi) lower losses in the homeowners and other product line in Personal Insurance due to a comparison to a high level of loss activity in the prior year quarter and (vii) a lower level of property losses in Business Insurance. Catastrophe losses in the third quarter of 2021 primarily resulted from Hurricane Ida and severe storms in several regions of the United States. Catastrophe losses in the third quarter of 2020 primarily resulted from the derecho windstorm in the midwestern region of the United States, the Glass wildfire in California, Tropical Storm Isaias, Hurricane Laura and additional wildfires in the western United States. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses are discussed in more detail in the segment discussions that follow.

Claims and claim adjustment expenses in the first nine months of 2021 were $15.48 billion, $697 million or 5% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher business volumes, (iv) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in the prior year period as a result of the pandemic and (v) higher losses in the homeowners and other product line in Personal Insurance, partially offset by (vi) higher net favorable prior year reserve development and (vii) a net favorable impact associated with COVID-19 and related economic conditions in Business Insurance and Bond & Specialty Insurance compared to a net charge in the prior year period. Catastrophe losses in the first nine months of 2021 included the third quarter events described above, as well as winter storms and severe wind and hail storms in several regions of the United States in the first six months of 2021. Catastrophe losses in the first nine months of 2020 included the third quarter events described above, as well as tornado activity in Tennessee and other wind storms and winter storms in several regions of the United States in the first quarter of 2020 and severe storms in several regions of the United States and civil unrest in the second quarter of 2020. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses are discussed in more detail in the segment discussions that follow.

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2021 and 2020, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2021 and 2020 for significant catastrophes that occurred in 2020 and 2019, and the estimate of ultimate losses for those catastrophes at September 30, 2021 and December 31, 2020. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2021 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2021	2020	2021	2020	September 30, 2021	December 31, 2020
			'
2019
PCS Serial Number:
33 — Severe wind storms	(3)	1	(5)	8	253	258
61 — Severe wind storms and tornadoes	(3)	1	(11)	12	106	117

2020
PCS Serial Number:
16 — Tennessee tornado activity	(7)	(14)	(10)	157	141	151
19 — Severe storms	(4)	12	(15)	133	119	134
20 — Severe storms	(6)	(10)	(20)	179	145	165
33 — Civil unrest	1	16	(1)	107	99	100
44 — Tropical Storm Isaias	(7)	147	(21)	147	119	140
46 — Midwest derecho	2	206	(8)	206	204	212
68 — California wildfire - Glass fire	(1)	132	(9)	132	136	145

2021
PCS Serial Number:
15 — Winter storms	1	n/a	214	n/a	214	n/a
17 — Winter storms	13	n/a	508	n/a	508	n/a
29 — Severe wind storms	(28)	n/a	123	n/a	123	n/a
60 — Hurricane Ida	425	n/a	425	n/a	425	n/a
_________________________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2021, 2020 and 2019 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties, the terms of which are described in "Part I—Item 1—Business" in the Company's 2020 Annual Report. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2021 through and including December 31, 2021, the period January 1, 2020 through and including December 31, 2020 and the period January 1, 2019 through and including December 31, 2019, respectively. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2021 was $1.28 billion, $74 million or 6% higher than in the same period of 2020.  Amortization of deferred acquisition costs in the first nine months of 2021 was $3.74 billion, $184 million or 5% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2021 were $1.19 billion, $78 million or 7% higher than in the same period of 2020. General and administrative expenses in the first nine months of 2021 were $3.52 billion, $157 million or 5% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impact of costs associated with higher business volumes. The benefit of lower net expenses related to COVID-19 and related economic conditions in the first nine months of 2021 was higher than in the same period of 2020. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the third quarter and first nine months of 2021 was $87 million and $252 million, respectively, compared with $87 million and $256 million, respectively, in the same periods of 2020.

Income Tax Expense
Income tax expense in the third quarter of 2021 was $124 million, $35 million or 22% lower than in the same period of 2020, primarily reflecting the $200 million decrease in income before income taxes in the third quarter of 2021. Income tax expense in the first nine months of 2021 was $479 million, $245 million or 105% higher than in the same period of 2020, primarily reflecting the impact of the $1.19 billion increase in income before income taxes in the first nine months of 2021.

The Company’s effective tax rate was 16% in both the third quarters of 2021 and 2020.  The Company's effective tax rate was 17% and 14% in the first nine months of 2021 and 2020, respectively. The effective tax rates were lower than the statutory rate of 21% in all periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 98.6% in the third quarter of 2021 was 3.7 points higher than the combined ratio of 94.9% in the same period of 2020.  The loss and loss adjustment expense ratio of 69.2% in the third quarter of 2021 was 3.6 points higher than the loss and loss adjustment expense ratio of 65.6% in the same period of 2020.  The underwriting expense ratio of 29.4% for the third quarter of 2021 was 0.1 points higher than the underwriting expense ratio of 29.3% in the same period of 2020.

Catastrophe losses in the third quarters of 2021 and 2020 accounted for 6.4 points and 5.3 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2021 accounted for 0.8 points of the combined ratio. Net favorable prior year reserve development in the third quarter of 2020 provided 1.9 points of benefit to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2021 was 0.1 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance, (ii) lower losses in the homeowners and other product line in Personal Insurance due to a comparison to a high level of loss activity in the prior year quarter and (iii) a lower level of property losses in Business Insurance, largely offset by (iv) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic.

The combined ratio of 96.8% in the first nine months of 2021 was 1.1 points lower than the combined ratio of 97.9% in the same period of 2020. The loss and loss adjustment expense ratio of 67.2% for the first nine months of 2021 was 0.6 points lower than the loss and loss adjustment expense ratio of 67.8% in the same period of 2020.  The underwriting expense ratio of 29.6% for the first nine months of 2021 was 0.5 points lower than the underwriting expense ratio of 30.1% in the same period of 2020.

Catastrophe losses in the first nine months of 2021 and 2020 accounted for 7.9 points and 7.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2021 and 2020 provided 1.9 points and 0.8 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2021 was 0.6 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance, (ii) a net favorable impact associated with COVID-19 and related economic conditions in Business Insurance and Bond & Specialty Insurance compared to a net charge in the prior year period and (iii) a lower expense ratio, partially offset by (iv) higher losses in the homeowners and other product line in Personal Insurance and (v) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity (net of premium refunds) in the prior year period as a result of the pandemic.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Business Insurance	$4,453	$4,230	$13,585	$13,151
Bond & Specialty Insurance	984	803	2,737	2,323
Personal Insurance	3,439	3,210	9,558	8,672
Total	$8,876	$8,243	$25,880	$24,146

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Business Insurance	$4,021	$3,833	$12,126	$11,800
Bond & Specialty Insurance	894	754	2,471	2,151
Personal Insurance	3,409	3,184	9,367	8,512
Total	$8,324	$7,771	$23,964	$22,463

Gross and net written premiums in the third quarter of 2021 increased by 8% and 7%, respectively, over the same period of 2020. Gross and net written premiums in the first nine months of 2021 both increased by 7% over the same period of 2020. Gross and net written premiums in Business Insurance in both periods of 2020 were negatively impacted by reduced exposures, reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. Gross and net written premiums in Bond & Specialty Insurance in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in both periods of 2021 and in the third quarter of 2020 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in the first nine months of 2020 were negatively impacted by premium refunds primarily provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$3,970	$3,841	$11,649	$11,440
Net investment income	575	498	1,713	1,131
Fee income	90	95	282	305
Other revenues	69	58	179	125
Total revenues	4,704	4,492	13,823	13,001

Total claims and expenses	4,040	4,088	12,007	12,358

Segment income before income taxes	664	404	1,816	643
Income tax expense	106	39	298	47
Segment income	$558	$365	$1,518	$596

Loss and loss adjustment expense ratio	67.0%	71.8%	67.8%	72.8%
Underwriting expense ratio	30.5	30.5	30.9	31.0
Combined ratio	97.5%	102.3%	98.7%	103.8%

Overview
Segment income in the third quarter of 2021 was $558 million, $193 million or 53% higher than the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) lower net unfavorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties). Net unfavorable prior year reserve development in the third quarters of 2021 and 2020 was $108 million and $220 million, respectively. Catastrophe losses in the third quarters of 2021 and 2020 were $181 million and $97 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) higher business volumes, (iii) a favorable impact associated with COVID-19 and related economic conditions and (iv) a lower level of property losses. Income tax expense in the third quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first nine months of 2021 was $1.52 billion, $922 million or 155% higher than segment income of $596 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020, partially offset by (iv) higher catastrophe losses (including recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties). Net favorable prior year reserve development in the first nine months of 2021 was $99 million, as compared to net unfavorable prior year reserve development in the first nine months of 2020 of $215 million. Catastrophe losses in the first nine months of 2021 and 2020 were $836 million and $669 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) a favorable impact associated with COVID-19 and related economic conditions and (iii) higher business volumes. Income tax expense in the first nine months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the third quarter of 2021 were $3.97 billion, $129 million or 3% higher than in the same period of 2020. Earned premiums in the first nine months of 2021 were $11.65 billion, $209 million or 2% higher than in the same period of 2020. Earned premiums in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. Earned premiums in both periods of 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels.

Net Investment Income
Net investment income in the third quarter of 2021 was $575 million, $77 million or 15% higher than in the same period of 2020.  Net investment income in the first nine months of 2021 was $1.71 billion, $582 million or 51% higher than in the same period of 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2021 compared with the same periods of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the third quarter of 2021 was $90 million, $5 million or 5% lower than in the same period of 2020. Fee income in the first nine months of 2021 was $282 million, $23 million or 8% lower than in the same period of 2020. The decrease in the third quarter of 2021 and first nine months of 2021 compared to the same periods of 2020 reflected lower claim volume under administration and lower serviced premium volume from the workers' compensation residual market pool.

Other Revenues
Other revenues in the third quarter of 2021 were $69 million, $11 million higher than in the same period of 2020. Other revenues in the first nine months of 2021 were $179 million, $54 million higher than in the same period of 2020. The increase in both periods primarily reflected growth in revenues from Simply Business. Other revenues also included installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2021 were $2.70 billion, $101 million or 4% lower than in the same period of 2020, primarily reflecting the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions, (ii) lower net unfavorable prior year reserve development and (iii) a lower level of property losses, partially offset by (iv) higher catastrophe losses and (v) loss cost trends. Claims and claim adjustment expenses in the third quarters of both 2021 and 2020 included comparable favorable loss activity related to the impact of COVID-19 and related economic conditions. Catastrophe losses and non-catastrophe weather-related losses in the third quarters of 2021 and 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Claims and claim adjustment expenses in the first nine months of 2021 were $8.03 billion, $445 million or 5% lower than in the same period of 2020, primarily reflecting the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions and (ii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020, partially offset by (iii) higher catastrophe losses and (iv) loss cost trends. Claims and claim adjustment expenses in the first nine months of both 2021 and 2020 included comparable favorable loss activity related to the impact of COVID-19 and related economic conditions. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2021 and 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2021 was $653 million, $20 million or 3% higher than the same period of 2020. Amortization of deferred acquisition costs in the first nine months of 2021 was $1.92 billion, $31 million or 2% higher than the same period of 2020. The changes in both periods of 2021 were generally consistent with the changes in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2021 were $684 million, $33 million or 5% higher than in the same period of 2020. General and administrative expenses in the first nine months of 2021 were $2.06 billion, $63 million or 3% higher than in the same period of 2020. The increases in both periods of 2021 were primarily in support of business growth. General and administrative expenses in the third quarters and first nine months of both 2021 and 2020 included the benefit of lower travel-related expenses attributable to COVID-19 and related economic conditions. General and administrative expenses in the third quarter and first nine months of 2020 also included an increased allowance for expected credit losses on premiums receivable attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the third quarter of 2021 was $106 million, $67 million higher than the same period of 2020, primarily reflecting the impact of the $260 million increase in income before income taxes. Income tax expense in the first nine months of 2021 was $298 million, $251 million higher than in the same period of 2020, primarily reflecting the impact of the $1.17 billion increase in income before income taxes.

Combined Ratio

The combined ratio of 97.5% in the third quarter of 2021 was 4.8 points lower than the combined ratio of 102.3% in the same period of 2020.  The loss and loss adjustment expense ratio of 67.0% in the third quarter of 2021 was 4.8 points lower than the loss and loss adjustment expense ratio of 71.8% in the same period of 2020. The underwriting expense ratio of 30.5% for the third quarter of 2021 was level with the underwriting expense ratio in the same period of 2020.

Catastrophe losses in the third quarters of 2021 and 2020 accounted for 4.6 points and 2.5 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2021 and 2020 accounted for 2.7 points and 5.8 points of the combined ratio. The underlying combined ratio in the third quarter of 2021 was 3.8 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends, (ii) a favorable impact associated with COVID-19 and related economic conditions and (iii) a lower level of property losses.

The combined ratio of 98.7% in the first nine months of 2021 was 5.1 points lower than the combined ratio of 103.8% in the same period of 2020. The loss and loss adjustment expense ratio of 67.8% in the first nine months of 2021 was 5.0 points lower than the loss and loss adjustment expense ratio of 72.8% in the same period of 2020.  The underwriting expense ratio of 30.9% for the first nine months of 2021 was 0.1 points lower than the underwriting expense ratio of 31.0% in the same period of 2020.

Catastrophe losses in the first nine months of 2021 and 2020 accounted for 7.2 points and 5.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2021 provided 0.9 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2020 accounted for 1.9 points of the combined ratio. The underlying combined ratio in the first nine months of 2021 was 3.7 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a favorable impact associated with COVID-19 and related economic conditions compared to a net charge in the same period of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Domestic:
Select Accounts	$688	$661	$2,166	$2,218
Middle Market	2,400	2,258	7,208	6,934
National Accounts	321	335	1,132	1,162
National Property and Other	794	745	2,107	1,940
Total Domestic	4,203	3,999	12,613	12,254
International	250	231	972	897
Total Business Insurance	$4,453	$4,230	$13,585	$13,151

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Domestic:
Select Accounts	$685	$658	$2,140	$2,191
Middle Market	2,252	2,131	6,723	6,499
National Accounts	228	239	731	755
National Property and Other	638	602	1,730	1,615
Total Domestic	3,803	3,630	11,324	11,060
International	218	203	802	740
Total Business Insurance	$4,021	$3,833	$12,126	$11,800

Gross and net written premiums in the third quarter of 2021 both increased by 5% over the same period of 2020. Gross and net written premiums in the first nine months of 2021 both increased by 3% over the same period of 2020.

Select Accounts.  Net written premiums of $685 million in the third quarter of 2021 increased by 4% over the same period of 2020. Net written premiums of $2.14 billion in the first nine months of 2021 decreased by 2% from the same period of 2020. Retention rates remained strong in the third quarter and first nine months of 2021. Renewal premium changes in the third quarter and first nine months of 2021 remained positive and were higher than in the same periods of 2020.  New business premiums in the third quarter of 2021 increased over the same period of 2020. New business premiums in the first nine months of 2021 decreased from the same period of 2020.

Middle Market.  Net written premiums of $2.25 billion in the third quarter of 2021 increased by 6% over the same period of 2020. Net written premiums of $6.72 billion in the first nine months of 2021 increased by 3% over the same period of 2020. Retention rates remained strong in the third quarter and first nine months of 2021.  Renewal premium changes in the third quarter and first nine months of 2021 remained positive and were higher than in the same periods of 2020.  New business premiums in the third quarter of 2021 decreased from the same period of 2020. New business premiums in the first nine months of 2021 increased over the same period of 2020.

National Accounts.  Net written premiums of $228 million in the third quarter of 2021 decreased by 5% from the same period of 2020.  Net written premiums of $731 million in the first nine months of 2021 decreased by 3% from the same period of 2020. Retention rates remained strong in the third quarter and first nine months of 2021.  Renewal premium changes in the third quarter of 2021 were positive, compared with negative in the same period of 2020. Renewal premium changes in the first nine months of 2021 were positive and higher than in the same period of 2020. New business premiums in the third quarter of 2021 decreased from the same period of 2020. New business premiums in the first nine months of 2021 increased over the same period of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Property and Other.  Net written premiums of $638 million in the third quarter of 2021 increased by 6% over the same period of 2020.  Net written premiums of $1.73 billion in the first nine months of 2021 increased by 7% over the same period of 2020.  Retention rates remained strong in the third quarter and first nine months of 2021 and increased over the same periods of 2020.  Renewal premium changes in the third quarter and first nine months of 2021 remained positive and were lower than in the same periods of 2020. New business premiums in the third quarter and first nine months of 2021 decreased from the same periods of 2020.

International.  Net written premiums of $218 million in the third quarter of 2021 increased by 7% over the same period of 2020. Net written premiums of $802 million in the first nine months of 2021 increased by 8% over the same period of 2020. The increases in both periods of 2021 were primarily driven by changes in foreign currency exchange rates and the Company's operations at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$806	$723	$2,325	$2,083
Net investment income	63	58	186	155
Other revenues	5	7	17	17
Total revenues	874	788	2,528	2,255

Total claims and expenses	657	649	1,907	1,879

Segment income before income taxes	217	139	621	376
Income tax expense	43	24	123	67
Segment income	$174	$115	$498	$309

Loss and loss adjustment expense ratio	46.3%	54.0%	46.2%	53.6%
Underwriting expense ratio	34.8	35.3	35.2	36.1
Combined ratio	81.1%	89.3%	81.4%	89.7%

Overview
Segment income in the third quarter of 2021 was $174 million, $59 million or 51% higher than segment income of $115 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) net favorable prior year reserve development compared to no net prior year reserve development in the same period of 2020. Net favorable prior year reserve development in the third quarter of 2021 was $22 million. Catastrophe losses in the third quarters of 2021 and 2020 were $3 million and $2 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) a lower level of losses related to COVID-19 and related economic conditions, (ii) higher business volumes and (iii) earned pricing that exceeded loss cost trends. Income tax expense in the third quarter of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first nine months of 2021 was $498 million, $189 million or 61% higher than segment income of $309 million in the same period of 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020 and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first nine months of 2021 was $81 million, as compared to net unfavorable prior year reserve development in the first nine months of 2020 of $33 million.  Catastrophe losses in the first nine months of 2021 and 2020 were $30 million and $10 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) higher business volumes and (iii) a lower level of losses associated with COVID-19 and related economic conditions. Income tax

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

expense in the first nine months of 2021 was higher than in the same period of 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in the third quarter of 2021 were $806 million, $83 million or 11% higher than in the same period of 2020. Earned premiums in the first nine months of 2021 were $2.33 billion, $242 million or 12% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the third quarter of 2021 was $63 million, $5 million or 9% higher than in the same period of 2020. Net investment income in the first nine months of 2021 was $186 million, $31 million or 20% higher than in the same period of 2020. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the third quarter of 2021 compared with the same period of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2021 were $375 million, $17 million or 4% lower than in the same period of 2020, primarily reflecting the impact of (i) net favorable prior year reserve development compared with no net prior year reserve development in the same period of 2020 and (ii) a lower level of losses related to COVID-19 and related economic conditions, partially offset by (iii) higher business volumes.

Claims and claim adjustment expenses in the first nine months of 2021 were $1.08 billion, $38 million or 3% lower than in the same period of 2020, primarily reflecting the impact of (i) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2020 and (ii) a lower level of losses associated with COVID-19 and related economic conditions, partially offset by (iii) higher business volumes and (iv) higher catastrophe losses.

Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2021 and net unfavorable prior year reserve development during the first nine months of 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2021 was $147 million, $14 million or 11% higher than in the same period of 2020.  Amortization of deferred acquisition costs in the first nine months of 2021 was $423 million, $38 million or 10% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2021 were $135 million, $11 million or 9% higher than in the same period of 2020. General and administrative expenses in the first nine months of 2021 were $400 million, $28 million or 8% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impacts of higher business volumes. The benefit of lower travel-related expenses related to COVID-19 and related economic conditions in the first nine months of 2021 was higher compared to the benefit in the same period of 2020.

Income Tax Expense
Income tax expense in the third quarter of 2021 was $43 million, $19 million or 79% higher than in the same period of 2020, primarily reflecting the impact of the $78 million increase in segment income before income taxes. Income tax expense in the first nine months of 2021 was $123 million, $56 million or 84% higher than in the same period of 2020, primarily reflecting the impact of the $245 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 81.1% in the third quarter of 2021 was 8.2 points lower than the combined ratio of 89.3% in the same period of 2020.  The loss and loss adjustment expense ratio of 46.3% in the third quarter of 2021 was 7.7 points lower than the loss and loss adjustment expense ratio of 54.0% in the same period of 2020. The underwriting expense ratio of 34.8% in the third quarter of 2021 was 0.5 points lower than the underwriting expense ratio of 35.3% in the same period of 2020.

Net favorable prior year reserve development in the third quarter of 2021 provided 2.6 points of benefit to the combined ratio. There was no net prior year reserve development in the third quarter of 2020. Catastrophe losses in the third quarters of 2021 and 2020 accounted for 0.3 points of the combined ratio. The underlying combined ratio in the third quarter of 2021 was 5.6 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) a lower level of losses related to COVID-19 and related economic conditions, (ii) earned pricing that exceeded loss cost trends and (iii) a lower expense ratio.

The combined ratio of 81.4% in the first nine months of 2021 was 8.3 points lower than the combined ratio of 89.7% in the same period of 2020. The loss and loss adjustment expense ratio of 46.2% in the first nine months of 2021 was 7.4 points lower than the loss and loss adjustment expense ratio of 53.6% in the same period of 2020.  The underwriting expense ratio of 35.2% in the first nine months of 2021 was 0.9 points lower than the underwriting expense ratio of 36.1% in the same period of 2020.

Net favorable prior year reserve development in the first nine months of 2021 provided 3.5 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2020 accounted for 1.5 points of the combined ratio.  Catastrophe losses in the first nine months of 2021 and 2020 accounted for 1.3 points and 0.5 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2021 was 4.1 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends, (ii) a lower level of losses associated with COVID-19 and related economic conditions and (iii) a lower expense ratio.

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Domestic:
Management Liability	$608	$503	$1,663	$1,407
Surety	252	219	726	697
Total Domestic	860	722	2,389	2,104
International	124	81	348	219
Total Bond & Specialty Insurance	$984	$803	$2,737	$2,323

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Domestic:
Management Liability	$532	$467	$1,473	$1,306
Surety	241	208	673	643
Total Domestic	773	675	2,146	1,949
International	121	79	325	202
Total Bond & Specialty Insurance	$894	$754	$2,471	$2,151

Gross and net written premiums in the third quarter of 2021 increased by 23% and 19%, respectively, over the same period of 2020. Gross and net written premiums in the first nine months of 2021 increased by 18% and 15%, respectively, over the same period of 2020. Gross and net written premiums in both periods of 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $773 million in the third quarter of 2021 increased by 15% over the same period of 2020. Net written premiums of $2.15 billion in the first nine months of 2021 increased by 10% over the same period of 2020.  Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2021 but declined from the same periods of 2020. Renewal premium changes in the third quarter and first nine months of 2021 remained positive and were higher than in the same periods of 2020. New business premiums in the third quarter and first nine months of 2021 decreased from the same periods of 2020.

International.  Net written premiums of $121 million and $325 million in the third quarter and first nine months of 2021, respectively, increased by 53% and 61%, respectively, over the same periods of 2020. The increases in both periods of 2021 were primarily driven by increases in the United Kingdom and Canada, including the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Revenues
Earned premiums	$3,053	$2,816	$8,857	$8,041
Net investment income	133	115	391	264
Fee income	7	6	20	18
Other revenues	26	21	73	53
Total revenues	3,219	2,958	9,341	8,376

Total claims and expenses	3,227	2,459	8,809	7,448

Segment income (loss) before income taxes	(8)	499	532	928
Income tax expense (benefit)	(6)	107	99	190
Segment income (loss)	$(2)	$392	$433	$738

Loss and loss adjustment expense ratio	78.2%	60.0%	71.8%	64.5%
Underwriting expense ratio	26.4	26.4	26.5	27.2
Combined ratio	104.6%	86.4%	98.3%	91.7%

Overview
The segment loss in the third quarter of 2021 was $2 million, compared with segment income of $392 million in the same period of 2020. The segment loss before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins. Catastrophe losses in the third quarters of 2021 and 2020 were $317 million and $298 million, respectively. Net favorable prior year reserve development in the third quarters of 2021 and 2020 was $30 million and $362 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic, partially offset by (ii) lower losses in the homeowners and other product line due to a comparison to a high level of loss activity in the prior year quarter and (iii) higher business volumes. The segment recorded a modest income tax benefit in the third quarter of 2021 compared to income tax expense in the same period of 2020, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first nine months of 2021 was $433 million, $305 million or 41% lower than segment income of $738 million in the same period of 2020. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher net investment income. Net favorable prior year reserve development in the first nine months of 2021 and 2020 was $263 million and $419 million, respectively. Catastrophe losses in the first nine months of 2021 and 2020 were $945 million and $905 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in the prior year period as a result of the pandemic and (ii) higher losses in the homeowners and other product line, partially offset by (iii) higher business volumes. Income tax expense in the first nine months of 2021 was lower than in the same period of 2020, primarily reflecting the impact of the decrease in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2021 were $3.05 billion, $237 million or 8% higher than in the same period of 2020.  Earned premiums in the first nine months of 2021 were $8.86 billion, $816 million or 10% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the increase in net written premiums over the preceding twelve months. Net written and earned premiums in both periods of 2021 were not materially impacted by COVID-19 and related economic conditions. Net written and earned premiums in the first nine months of 2020 were reduced by premium refunds provided primarily in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the third quarter of 2021 was $133 million, $18 million or 16% higher than in the same period of 2020. Net investment income in the first nine months of 2021 was $391 million, $127 million or 48% higher than in the same period of 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2021 compared with the same periods of 2020. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the third quarters and first nine months of 2021 and 2020 primarily consisted of installment premium charges. Installment premium charges in both periods of 2021 were higher than in the same periods of 2020, primarily attributed to the impact of billing relief actions offered to customers as a result of COVID-19 in 2020.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2021 were $2.39 billion, $696 million or 41% higher than in the same period of 2020, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic, (iii) higher business volumes, (iv) loss cost trends and (v) higher catastrophe losses, partially offset by (vi) lower losses in the homeowners and other product line due to a comparison to a high level of loss activity in the prior year quarter. Catastrophe losses and non-catastrophe weather-related losses, in the third quarters of 2021 and 2020, were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Claims and claim adjustment expenses in the first nine months of 2021 were $6.37 billion, $1.18 billion or 23% higher than in the same period of 2020, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year period as a result of the pandemic, (ii) higher losses in the homeowners and other product line, (iii) lower net favorable prior year reserve development, (iv) higher business volumes, (v) loss cost trends and (vi) higher catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses, in the first nine months of 2021 and 2020, were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2021 and 2020 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2021 was $481 million, $40 million or 9% higher than in the same period of 2020. Amortization of deferred acquisition costs in the first nine months of 2021 was $1.40 billion, $115 million or 9% higher than in the same period of 2020. The increases in both periods of 2021 were generally consistent with the increases in earned premiums before the impact of premium refunds referred to above.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2021 were $360 million, $32 million or 10% higher than in the same period of 2020. General and administrative expenses in the first nine months of 2021 were $1.05 billion, $66 million or 7% higher than in the same period of 2020. The increases in both periods of 2021 primarily reflected the impacts of higher business volumes and variability in expenses. The totals in the first nine months of 2020 included an increased allowance for expected credit losses on premiums receivable due to the impact of COVID-19 and related economic conditions.

Income Tax Expense (Benefit)
The income tax benefit in the third quarter of 2021 was $6 million, compared with income tax expense of $107 million in same period of 2020, primarily reflecting the impact of the $507 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2021 was $99 million, $91 million or 48% lower than in the same period of 2020, primarily reflecting the $396 million decrease in segment income before income taxes.

Combined Ratio

The combined ratio of 104.6% in the third quarter of 2021 was 18.2 points higher than the combined ratio of 86.4% in the same period of 2020.  The loss and loss adjustment expense ratio of 78.2% in the third quarter of 2021 was 18.2 points higher than the loss and loss adjustment expense ratio of 60.0% in the same period of 2020.  The underwriting expense ratio of 26.4% for the third quarter of 2021 was level with the underwriting expense ratio in the same period of 2020.

Catastrophe losses in the third quarters of 2021 and 2020 accounted for 10.4 points and 10.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2021 and 2020 provided 1.0 points and 12.8 points, respectively, of benefit to the combined ratio. The underlying combined ratio in the third quarter of 2021 was 6.5 points higher than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity in the prior year quarter as a result of the pandemic, partially offset by (ii) lower losses in the homeowners and other product line due to a comparison to a high level of loss activity in the prior year quarter.

The combined ratio of 98.3% in the first nine months of 2021 was 6.6 points higher than the combined ratio of 91.7% in the same period of 2020. The loss and loss adjustment expense ratio of 71.8% in the first nine months of 2021 was 7.3 points higher than the loss and loss adjustment expense ratio of 64.5% in the same period of 2020.  The underwriting expense ratio of 26.5% in the first nine months of 2021 was 0.7 points lower than the underwriting expense ratio of 27.2% in the same period of 2020.

Catastrophe losses in the first nine months of 2021 and 2020 accounted for 10.6 points and 11.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2021 and 2020 provided 3.0 points and 5.2 points, respectively, of benefit to the combined ratio.  The underlying combined ratio in the first nine months of 2021 was 5.1 points higher than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in the prior year period as a result of the pandemic and (ii) higher losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Domestic:
Automobile	$1,535	$1,490	$4,394	$4,043
Homeowners and Other	1,713	1,537	4,629	4,124
Total Domestic	3,248	3,027	9,023	8,167
International	191	183	535	505
Total Personal Insurance	$3,439	$3,210	$9,558	$8,672

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Domestic:
Automobile	$1,529	$1,484	$4,371	$4,021
Homeowners and Other	1,698	1,524	4,476	3,999
Total Domestic	3,227	3,008	8,847	8,020
International	182	176	520	492
Total Personal Insurance	$3,409	$3,184	$9,367	$8,512

Gross and net written premiums in the third quarter of 2021 both increased by 7% over the same period of 2020. Gross and net written premiums in the first nine months of 2021 both increased by 10% over the same period of 2020. Gross and net written premiums in the first nine months of 2020 were negatively impacted by premium refunds provided primarily in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions.

Domestic
Automobile net written premiums of $1.53 billion and $4.37 billion in the third quarter and first nine months of 2021, respectively, increased by 3% and 9%, respectively, over the same periods of 2020. Net written premiums in the first nine months of 2020 were negatively impacted by premium refunds provided primarily in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Retention rates remained strong in the third quarter and first nine months of 2021.  Renewal premium changes in the third quarter and first nine months of 2021 were not significant and were lower than in the same periods of 2020.  New business premiums in the third quarter and first nine months of 2021 increased over the same periods of 2020.

Homeowners and Other net written premiums of $1.70 billion and $4.48 billion in the third quarter and first nine months of 2021, respectively, increased by 11% and 12%, respectively, over the same periods of 2020.  Retention rates remained strong in the third quarter and first nine months of 2021.  Renewal premium changes in the third quarter and first nine months of 2021 remained positive and were higher than in the same periods of 2020.  New business premiums in the third quarter and first nine months of 2021 increased over the same periods of 2020.

For its Domestic business, Personal Insurance had approximately 8.8 million and 8.3 million active policies at September 30, 2021 and 2020, respectively.

International
International net written premiums of $182 million and $520 million in the third quarter and first nine months of 2021, respectively, increased by 3% and 6%, respectively, over the same periods of 2020, primarily driven by changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its International business, Personal Insurance had approximately 480,000 and 495,000 active policies at September 30, 2021 and 2020, respectively.
Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income (loss)	$(75)	$(74)	$(216)	$(219)

The Income (loss) for Interest Expense and Other in the third quarters of 2021 and 2020 was $(75) million and $(74) million, respectively.  Pre-tax interest expense for the third quarter of both 2021 and 2020 was $87 million. After-tax interest expense for the third quarter of both 2021 and 2020 was $69 million. The Income (loss) for Interest Expense and Other in the first nine months of 2021 and 2020 was $(216) million and $(219) million, respectively. Pre-tax interest expense in the first nine months of 2021 and 2020 was $252 million and $256 million, respectively. After-tax interest expense in the first nine months of 2021 and 2020 was $199 million and $202 million, respectively.

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

In the third quarter of 2021, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:
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

Both the number of policyholders with open asbestos claims and gross asbestos-related payments decreased slightly when compared to 2020. Payments on behalf of these policyholders continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2021 and 2020 resulted in $225 million and $295 million increases, respectively, to the Company’s net asbestos reserves. In both 2021 and 2020, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2021 and 2020 were $155 million and $167 million, respectively. Net asbestos reserves were $1.41 billion at both September 30, 2021 and September 30, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2021	2020
Beginning reserves:
Gross	$1,668	$1,601
Ceded	(330)	(322)
Net	1,338	1,279

Incurred losses and loss expenses:
Gross	287	362
Ceded	(62)	(67)
Net	225	295

Paid loss and loss expenses:
Gross	178	190
Ceded	(23)	(23)
Net	155	167

Foreign exchange and other:
Gross	—	(1)
Ceded	—	1
Net	—	—

Ending reserves:
Gross	1,777	1,772
Ceded	(369)	(365)
Net	$1,408	$1,407
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters have been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. The Company increased its environmental reserves by $9 million and $61 million in the third quarter and first nine months of 2021, respectively, and $4 million and $38 million in the third quarter and first nine months of 2020, respectively. Net environmental paid loss and loss expenses in the first nine months of 2021 and 2020 were $55 million and $45 million, respectively. Net environmental reserves were $313 million and $314 million at September 30, 2021 and September 30, 2020, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2021 were $87.51 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2021 was $77.04 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2021 and December 31, 2020.  Below investment grade securities represented 1.5% and 1.8% of the total fixed maturity investment portfolio at September 30, 2021 and December 31, 2020, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.5 excluding short-term securities) at September 30, 2021 and 3.8 (4.0 excluding short-term securities) at December 31, 2020.

 Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2021 and December 31, 2020 included $35.76 billion and $36.36 billion, respectively, of securities that are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2021 and December 31, 2020 were $4.10 billion and $3.54 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both September 30, 2021 and December 31, 2020.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2021 and December 31, 2020 included $1.82 billion and $2.36 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2021 and December 31, 2020 were $929 million and $1.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $886 million and $1.12 billion at September 30, 2021 and December 31, 2020, respectively. Approximately 58% and 65% of the Company’s CMO holdings at September 30, 2021 and December 31, 2020, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $370 million and $396 million of non-guaranteed CMO holdings was "Aal" at both September 30, 2021 and December 31, 2020. The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both September 30, 2021 and December 31, 2020.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2020 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  Also included in other investments are non-public common and preferred equities and derivatives.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At September 30, 2021 and December 31, 2020, the carrying value of the Company’s other investments was $4.20 billion and $3.43 billion, respectively.

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

CATASTROPHE REINSURANCE COVERAGE

The Company's normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the "Catastrophe Reinsurance" section of "Part I—Item 1—Business" in the Company's 2020 Annual Report, and changes effective in July are discussed in the "Catastrophe Reinsurance Coverage" section of "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

The Company is party to an Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, which covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2021 through and including December 31, 2021. The treaty provides for up to $350 million part of $500 million of coverage, subject to a $1.9 billion retention (i.e., for every dollar of loss between $1.9 billion and $2.4 billion, this treaty provides for 70 cents of coverage), of aggregate qualifying losses. Qualifying losses are subject to a $5 million event deductible per occurrence. Coverage for, and contributions to the $1.9 billion retention from, hurricanes and/or tropical storms, earthquakes and wildfires are limited to $250 million per event. The treaty covers property perils for PCS events in North America and all waters contiguous thereto. The treaty excludes losses arising from communicable disease and most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological. At September 30, 2021, the Company had aggregate qualifying losses of $2.0 billion under this treaty, and accordingly the Company has recognized a benefit of $95 million provided by this treaty. At September 30, 2021, this treaty provides for up to $255 million part of $364 million of remaining coverage, subject to the terms of this treaty described above.

The Company is also party to an Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, which covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2020 through and including December 31, 2020. The treaty provides for up to $280 million part of $500 million of coverage, subject to a $1.55 billion retention (i.e., for every dollar of loss between $1.55 billion and $2.05 billion, this treaty provides for 56 cents of coverage), of aggregate qualifying losses. Qualifying losses are subject to a $5 million franchise deductible per occurrence, so that qualifying catastrophic events at or greater than $5 million count toward the aggregate retention from dollar one. Coverage for, and contributions to the $1.55 billion retention from, hurricanes and/or tropical storms and earthquakes are limited to $250 million per event. The treaty covers property perils for PCS events in North America and all waters contiguous thereto. The treaty excludes most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological. In the three months ended September 30, 2020, the Company recognized the full benefit of $280 million provided by this treaty, and, accordingly, the Company accelerated the recognition of the remaining unearned ceded earned premium related to this treaty.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2020 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2021	December 31, 2020
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,762	$3,731
Gross structured settlements	2,921	2,964
Mandatory pools and associations	1,788	1,801
Gross reinsurance recoverables	8,471	8,496
Allowance for estimated uncollectible reinsurance	(142)	(146)
Net reinsurance recoverables	$8,329	$8,350

Net reinsurance recoverables at September 30, 2021 decreased by $21 million from December 31, 2020.

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

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2021 and into 2022.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2021 and into 2022 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Over much of the past decade, the Company’s results have included significant amounts of net favorable prior year reserve development driven by better than expected loss experience. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes in future periods higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

It is possible that changes in economic conditions and steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials are adversely impacting severity in our auto and property businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company's 2020 Annual Report.

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could continue to be affected by COVID-19, such as the pace of the reopening of the economy, financial market volatility, supply chain disruptions, extraordinary monetary and fiscal policy measures, fluctuations in interest rates and foreign currency exchange rates, changes in tariffs or other international trade regulations, the United Kingdom's withdrawal from the European Union, the political and regulatory environment, changes to the U.S. Federal budget, a shutdown of the U.S. government, the failure by the U.S. government to raise the debt ceiling and further potential changes in tax laws.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.5 excluding short-term securities) at September 30, 2021.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2021, the Company had no open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities; real estate; private equity, hedge fund and real estate partnerships; and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 29% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

Net investment income is a material contributor to the Company’s results of operations. Based on the impact of expected lower reinvestment yields on fixed income investments, partially offset by our current expectations for slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $425 million to $435 million in the fourth quarter of 2021, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $420 million to $430 million for each quarter of 2022. This expectation could be impacted by disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these other investments was particularly strong for the nine months ended September 30, 2021 reflecting strong global financial market performance. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had net pre-tax realized investment gains of $113 million in the first nine months of 2021. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $3.43 billion ($2.70 billion after-tax) in its fixed maturity investment portfolio at September 30, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2020 Annual Report.

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2021, see “Liquidity and Capital Resources” herein.

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

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2020 Annual Report.
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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2021, TRV held total cash and short-term invested assets in the United States aggregating $2.01 billion and having a weighted average maturity of 50 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.19 billion).  TRV’s holding company liquidity of $2.01 billion at September 30, 2021 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2021.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At September 30, 2021, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $249 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2021. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first nine months of 2021 and 2020 was $5.58 billion and $4.62 billion, respectively. The increase in cash flows in the first nine months of 2021 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for claims and claim adjustments expenses, as well as higher commissions paid. Cash received for premiums in the prior year period was adversely impacted by premium refunds provided in the second quarter of 2020 to personal automobile customers in response to COVID-19 and related economic conditions. Cash paid for claims and claim adjustments expenses in the prior year period benefited from $366 million of subrogation recoveries from PG&E related to the 2017 and 2018 California wildfires received in the third quarter of 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investing Activities
Net cash used in investing activities in the first nine months of 2021 and 2020 was $4.42 billion and $3.98 billion, respectively.  The Company’s consolidated total investments at September 30, 2021 increased by $3.08 billion, or 4% from year-end 2020, primarily reflecting the impacts of (i) net cash flows provided by operating activities, partially offset by (ii) a decrease in net unrealized gains on investments at September 30, 2021 as compared with December 31, 2020, due to the impact of higher interest rates during the first nine months of 2021, and (iii) net cash used in financing activities.

Financing Activities
Net cash used in financing activities in the first nine months of 2021 and 2020 was $1.06 billion and $552 million, respectively.  The totals in both 2021 and 2020 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. Common share repurchases in the first nine months of 2021 and 2020 were $1.40 billion and $471 million, respectively.

Dividends.  Dividends paid to shareholders were $655 million and $643 million in the first nine months of 2021 and 2020, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 19, 2021, the Company announced that it declared a regular quarterly dividend of $0.88 per share, payable December 31, 2021 to shareholders of record on December 10, 2021.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three and nine months ended September 30, 2021, the Company repurchased 3.8 million and 8.8 million common shares under its share repurchase authorizations for a total cost of $600 million and $1.36 billion, respectively. The average cost per share repurchased was $155.57 and $153.93, respectively. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at that date. At September 30, 2021, the Company had $4.81 billion of capacity remaining under its share repurchase authorizations.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2021 and December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	September 30, 2021	December 31, 2020
Debt:
Short-term	$100	$100
Long-term	7,254	6,504
Net unamortized fair value adjustments and debt issuance costs	(64)	(54)
Total debt	7,290	6,550

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,308	26,699
Accumulated other comprehensive income	1,166	2,502
Total shareholders’ equity	28,474	29,201
Total capitalization	$35,764	$35,751

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

(dollars in millions)	September 30, 2021	December 31, 2020
Total capitalization	$35,764	$35,751
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	2,699	4,074
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$33,065	$31,677
Debt-to-total capital ratio	20.4%	18.3%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	22.0%	20.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 22.0% at September 30, 2021 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). There have been no rating agency actions taken with respect to the Company since July 20, 2021, the date on which the Company's Form 10-Q for the quarter ended June 30, 2021 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2020 Annual Report.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.13 billion at September 30, 2021) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2021			December 31, 2020
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,373	$8,866	$14,239	$5,267	$8,098	$13,365
Commercial property	1,141	481	1,622	1,006	366	1,372
Commercial multi-peril	2,471	2,511	4,982	2,354	2,311	4,665
Commercial automobile	2,602	2,315	4,917	2,551	2,231	4,782
Workers’ compensation	10,220	9,492	19,712	10,271	9,514	19,785
Fidelity and surety	178	413	591	215	317	532
Personal automobile	2,025	1,613	3,638	1,901	1,514	3,415
Personal homeowners and other	1,030	1,473	2,503	901	1,168	2,069
International and other	2,514	2,077	4,591	2,565	1,960	4,525
Property-casualty	27,554	29,241	56,795	27,031	27,479	54,510
Accident and health	10	—	10	11	—	11
Claims and claim adjustment expense reserves	$27,564	$29,241	$56,805	$27,042	$27,479	$54,521

The $2.28 billion increase in gross claims and claim adjustment expense reserves since December 31, 2020 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2021, (ii) loss cost trends for the current accident year and (iii) reduced claim settlement activity largely due to the disruptions in the judicial system related to COVID-19.

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
•the Company's competitive advantages and innovation agenda;
•new product offerings; and
•the impact of developments in the tort environment, such as increased attorney involvement in insurance claims.

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

In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors, including the ongoing level of uncertainty related to COVID-19.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2021	July 31, 2021	634,634	$148.48	633,500	$5,311
August 1, 2021	August 31, 2021	1,565,658	$156.30	1,558,268	$5,067
September 1, 2021	September 30, 2021	1,668,900	$157.55	1,665,243	$4,805
Total		3,869,192	$155.56	3,857,011	$4,805

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

The Company acquired 12,181 shares for a total cost of approximately $1 million during the three months ended September 30, 2021 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2021 and 2020; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheet at September 30, 2021 and December 31, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2021 and 2020; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 19, 2021	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 19, 2021	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)