Form 10-K
period 2021-12-31
TRAVELERS COMPANIES, INC.
filed 2022-02-17
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $37,239,472,474.
As of February 14, 2022, 241,500,732 shares of the registrant's common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2021

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent and broker relationships and other methods of distribution. Distribution methods include the use of local and national independent agents and brokers, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and other partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2020. The Company competes with both foreign and domestic insurers. In addition, some property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:

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
•ability to recruit and retain qualified employees;
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

Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2021:

Location	% of Total
Domestic:
California	10.5%
New York	8.8
Texas	8.0
Pennsylvania	4.2
Florida	4.1
Illinois	3.8
New Jersey	3.8
Georgia	3.7
Massachusetts	3.0
All other domestic (1)	43.6
Total Domestic	93.5

International:
Canada	3.8
All other international	2.7
Total International	6.5
Consolidated total	100.0%
___________________________________________
(1)    No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2021.

Catastrophe Exposure
The Company’s property and casualty insurance operations expose it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party modeling processes, to monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has at various times limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightening underwriting standards, selective price increases and changes to policy terms specific to hurricane-, tornado-, wind-, wildfire- and hail-prone areas. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.” The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See “—Reinsurance.”

BUSINESS INSURANCE
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s.  Business Insurance is organized as follows:

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
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial trucking industry through Northland Transportation and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult-to-place specialty classes of commercial business, primarily on an excess and surplus lines basis through Northfield, and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.
International
•International, through operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance products and services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations, in each case through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites six principal businesses—international marine, retail marine, global property, construction & special risks, energy and aviation.
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

(for the year ended December 31, in millions)	2021	2020	2019	% of Total 2021
By market:
Domestic:
Select Accounts	$2,833	$2,821	$2,911	17.6%
Middle Market	8,933	8,511	8,630	55.5
National Accounts	987	996	1,051	6.1
National Property and Other	2,265	2,086	1,965	14.1
Total Domestic	15,018	14,414	14,557	93.3
International	1,074	1,017	1,072	6.7
Total Business Insurance by market	$16,092	$15,431	$15,629	100.0%
By product line:
Domestic:
Workers’ compensation	$3,175	$3,349	$3,806	19.7%
Commercial automobile	2,898	2,790	2,736	18.0
Commercial property	2,408	2,163	2,014	15.0
General liability	2,699	2,447	2,416	16.8
Commercial multi-peril	3,768	3,608	3,542	23.4
Other	70	57	43	0.4
Total Domestic	15,018	14,414	14,557	93.3
International	1,074	1,017	1,072	6.7
Total Business Insurance by product line	$16,092	$15,431	$15,629	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 89 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.

Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency’s or broker’s financial strength, staff experience and strategic fit with the Company’s operating and marketing plans. Once an agency or broker is appointed, Business Insurance regularly monitors its performance. The majority of products offered in the United States are distributed through independent agents and brokers, many of whom also sell the Company’s Personal Insurance and Bond & Specialty Insurance products. Business Insurance continues to make significant investments to enable real-time interface capabilities with its independent agencies and brokers.

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
•National Property and Other markets and distributes products and services to a wide customer base, providing traditional and customized insurance programs to a broad range of customer sizes through a large network of agents and brokers. National Property and Other also provides insurance coverage to the excess and surplus lines market, which is characterized by the absence of regulation related to rate and form, and allows for more pricing and coverage flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, National Property and Other underwrites the business internally and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to pricing and underwriting guidelines that have been specifically designed for each facility or program.
International markets and distributes products and services principally through brokers in each of the countries in which it operates. International also writes business at Lloyd’s, where its products are distributed through Lloyd’s wholesale and retail brokers. By virtue of Lloyd’s worldwide licenses, Business Insurance has access to international markets across the world.

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

A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2021, contractholder payables on unpaid losses within the deductible layer of large deductible policies were approximately $3.91 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $3.89 billion. Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $66 million at December 31, 2021.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance regularly monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
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
International
•Provides coverage for employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), commercial property, commercial automobile, marine, aviation, onshore and offshore energy, construction, terrorism, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, ports and terminals, and fine art. Aviation provides coverage for worldwide aviation risks, including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms very different from those the Company faces in the United States.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2022. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $14.0 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2021:

Location	% of Total
Domestic:
California	12.8%
New York	8.8
Texas	6.9
Illinois	4.5
Florida	4.1
Pennsylvania	3.8
New Jersey	3.8
All other domestic (1)	49.7
Total Domestic	94.4

International:
Canada	2.6
All other international (1)	3.0
Total International	5.6
Total Business Insurance	100.0%
___________________________________________
(1)No other single state or country accounted for 3.0% or more of Business Insurance’s direct written premiums in 2021.
Competition
The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition operates within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company’s success in the competitive commercial insurance landscape is largely measured by its ability to profitably provide insurance and services, including claims handling and risk management, at prices and terms that retain existing customers and attract new customers, as well as its financial strength. See “Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”
Domestic
Competitors typically write Select Accounts business through independent agents and brokers and, to a lesser extent, as direct writers, including through affinity and other partner platforms. Both national (including international companies doing business in the U.S.) and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, “Main Street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is focused on ease and speed of doing business and price.

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

BOND & SPECIALTY INSURANCE
Bond & Specialty Insurance offers surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers, primarily in the United States, and certain surety and specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil (through a joint venture as described below), in each case utilizing various degrees of financially-based underwriting approaches.  The range of coverages includes performance, payment and commercial surety bonds for construction and general commercial enterprises; management liability coverages including directors’ and officers’ liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; in the United States only, property, workers’ compensation, auto and general liability for financial institutions; and transactional liability coverages to public and private companies.

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

(for the year ended December 31, in millions)	2021	2020	2019	% of Total 2021
Domestic:
Fidelity and surety	$1,123	$1,072	$1,089	33.3%
General liability	1,530	1,311	1,148	45.3
Other	218	231	234	6.4
Total Domestic	2,871	2,614	2,471	85.0
International	505	337	268	15.0
Total Bond & Specialty Insurance	$3,376	$2,951	$2,739	100.0%

Principal Markets and Methods of Distribution

Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through many of the same independent agencies and brokers that distribute Business Insurance’s products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is regularly monitored. Bond & Specialty Insurance continues to make investments to enable real-time interface capabilities with its independent agencies and brokers.

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

Product Lines
Bond & Specialty Insurance writes the following types of coverages:
Domestic
•Fidelity and Surety. Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the surety company agrees to pay a third party or complete an obligation in response to the default, acts or omissions of a bonded party. Surety bonds are generally provided for construction performance; legal matters, such as appeals; trustees in bankruptcy and probate; and other performance obligations.

•General Liability. Provides coverage for specialized liability exposures as described above in more detail in the “Business Insurance” section of this report, as well as transactional liability coverages.

•Other. Coverages include Commercial Property, Workers’ Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the “Business Insurance” section of this report.

International
•Fidelity and Surety and certain General Liability products are provided internationally to various customer groups.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2022. For management liability coverages, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty

Insurance generally retains up to $122.5 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2021:

Location	% of Total
Domestic:
California	10.4%
New York	6.6
Texas	6.3
Florida	4.4
Illinois	3.7
Pennsylvania	3.4
Massachusetts	3.0
All other domestic (1)	47.6
Total Domestic	85.4

International:
United Kingdom	7.3
Canada	4.3
All other international (1)	3.0
Total International	14.6
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state or country accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2021.
Competition
The competitive landscape in which Bond & Specialty Insurance operates is affected by many of the same factors described above for Business Insurance. Competitors in this market are primarily national property and casualty insurance companies (including international companies doing business in the U.S.) that write most classes of business and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

Domestic
Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making and financial stability, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products and services, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Specialty Insurance to cross-sell its products to customers of Business Insurance and Personal Insurance also provides the Company with a competitive advantage. See “Item 1A—Risk Factors—The intense competition that we face, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”

International
International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland, and in Brazil and Colombia through joint ventures. Companies compete on the basis of price, product offerings, the level of claim and risk management services provided, the ease and speed of doing business and stability of the insurer. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides certain specialty coverages for these markets.

PERSONAL INSURANCE
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
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

(for the year ended December 31, in millions)	2021	2020	2019	% of Total 2021
Domestic:
Automobile	$5,827	$5,369	$5,412	46.6%
Homeowners and Other	5,980	5,329	4,664	47.9
Total Domestic	11,807	10,698	10,076	94.5
International	684	652	707	5.5
Total Personal Insurance	$12,491	$11,350	$10,783	100.0%

Principal Markets and Methods of Distribution
Domestic
Personal Insurance products are marketed and distributed primarily through thousands of independent agents and brokers located throughout the United States, supported by personnel in eight sales regions. In addition, sales and service are provided to customers through five contact centers. Principal markets for Personal Insurance products are spread throughout the contiguous United States.

In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency is appointed, Personal Insurance regularly monitors its performance.

Agents can access the Company’s agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to one of the Company’s Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including billing inquiries, coverage discussions and account changes. Approximately two thousand agents take advantage of this service alternative, for which they generally pay a fee.

Personal Insurance also markets and distributes its products directly to consumers, largely through digital marketing, and additional channels, including corporations that make the Company’s product offerings available to their employees primarily through payroll deductions, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through the Company’s contact center locations. Personal Insurance also markets and distributes its products on other distribution platforms, including carrier partnerships. Since 1995, the Company has had a distribution agreement with the agency affiliate of GEICO to underwrite a portion of their homeowners business.

International
In Canada, the Company markets and distributes its personal insurance products principally through hundreds of brokers located throughout the country.
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

Domestic
Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile replacements and repairs (including parts and labor), medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of building supplies, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of catastrophes and other weather-related events, as well as other unusual circumstances, such as the impact of COVID-19 and related economic conditions. Insurers writing personal lines property and casualty policies may be unable to change prices until some time after the costs associated with coverage have changed, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to changing costs depends, in part, on whether the applicable state law requires prior approval of rate changes or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

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

Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 8.9 million active policies (i.e., policies-in-force) in the United States at December 31, 2021.

Personal Insurance writes the following types of coverages:
•Automobile provides coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured’s own vehicle from collision, fire, flood, hail and theft. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•Homeowners and Other provides protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company also writes coverage for boats and yachts, valuable personal items such as jewelry, umbrella liability, and weddings and special events.
International
•International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 477,000 active policies in Canada at December 31, 2021.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2022. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2021:

Location	% of Total
Domestic:
Texas (1)	9.9%
New York	9.3
California	7.4
Georgia	5.4
Pennsylvania	4.9
New Jersey	4.2
Florida	3.9
Virginia	3.6
Colorado	3.2
Maryland	3.2
Massachusetts	3.1
South Carolina	3.1
All other domestic (2)	33.4
Total Domestic	94.6

International:
Canada	5.4
Total International	5.4
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2021.

Competition
Domestic
Although national companies (including international companies doing business in the U.S.) write the majority of this business, Personal Insurance also faces competition from many regional and local companies. Competitors write business in both traditional and alternative distribution platforms through independent agents and as direct writers, either through the use of exclusive agents, salaried employees or direct marketing strategies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease and speed of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. Most independent personal insurance agents utilize price comparison rating technology, sometimes referred to as “comparative raters,” as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new and renewal business.

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

CLAIMS MANAGEMENT
The Company’s claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With approximately 12,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.

United States field claim management teams located in 16 claim centers and 55 satellite and specialty-only offices in 41 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.

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

Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company’s claims-management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company regularly monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims-training facility which offers hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claims handling operations, including digital, analytics, artificial intelligence and automation capabilities, and regularly monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

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

For additional information regarding reinsurance, see note 6 of notes to the consolidated financial statements and “Item 1A—Risk Factors—We may not be able to collect all amounts due to us from reinsurers, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we are exposed to credit risk related to our structured settlements.” For a description of reinsurance-related litigation, see note 17 of notes to the consolidated financial statements.

Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. For additional information regarding catastrophes, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance." The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2022.

Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2022 through and including December 31, 2022. The treaty provides for recovery of 90% of the dollar amount of each qualifying loss in excess of a $3.0 billion retention, up to a maximum amount of qualifying losses of $5.0 billion (i.e. for every dollar of loss between $3.0 billion and $5.0 billion this treaty provides for 90 cents of coverage). Therefore, the maximum recovery under the treaty would be $1.8 billion. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events in limited circumstances and excludes losses arising from communicable disease. The Company's underlying insurance coverages generally exclude coverage for communicable disease.

Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2022 through and including December 31, 2022.  The treaty provides for up to $225 million part of $500 million of coverage, subject to a $2.0 billion retention (i.e., for every dollar of loss between $2.0 billion and $2.5 billion this treaty provides for 45 cents of coverage), of aggregate qualifying losses.  Qualifying losses are subject to a $10 million event deductible per occurrence.  Coverage for, and contributions to the $2.0 billion retention from, hurricanes and/or tropical storms, earthquakes and wildfires are limited to $250 million per event. The treaty covers property perils for PCS events in North America and all waters contiguous thereto.  The treaty excludes losses arising from communicable disease and most losses arising from cyber and terrorism, including nuclear, biological, chemical or radiological.

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

The reinsurance agreement provides coverage of up to $500 million to the Company through May 24, 2022 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2022, the Company is entitled to begin recovering amounts under this reinsurance agreement if the covered losses in the covered area for a single occurrence reach an initial attachment amount of $1.980 billion. The full $500 million coverage amount is available until such covered losses reach a maximum $2.480 billion. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

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

Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $600 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion this treaty provides 71 cents of coverage), for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period July 1, 2021 through and including June 30, 2022. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $253 million part of $275 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $385 million this treaty provides 92 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period July 1, 2021 through and including June 30, 2022. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $180 million part of $200 million of coverage, subject to a $170 million retention, for losses occurring from an earthquake, including fire following and sprinkler leakage, incurred by Personal Insurance from January 1, 2022 through and including December 31, 2022. The treaty covers the United States, its territories, possessions and waters contiguous thereto.

Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$79 million at December 31, 2021) up to C$200 million (US$158 million at December 31, 2021) and for 100% of losses in excess of C$200 million (US$158 million at December 31, 2021) up to C$600 million (US$474 million at December 31, 2021), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period July 1, 2021 through and including June 30, 2022. The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.

Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2022, see note 6 of notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES
Claims and claim adjustment expense reserves represent management’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date.

The Company refines its reserve estimates as part of its regular ongoing process that includes reviews of key assumptions, underlying variables and historical loss experience. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are reviewed regularly by qualified actuaries employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

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
Reserves on Statutory Accounting Basis
At December 31, 2021, 2020 and 2019, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $99 million higher, $110 million higher and $58 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
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

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 17, 2022, including the position of each rating in the applicable agency’s rating scale.

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
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 17, 2022.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
Rating Agency Actions

The following rating agency actions were taken with respect to the Company from February 11, 2021, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020, through February 17, 2022:
•On May 5, 2021, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.
•On November 4, 2021, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company’s management of the effective duration of the fixed maturity investment portfolio, including its use of Treasury futures at times, has produced an effective duration that is less than the estimated effective duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

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

State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Federal Insurance Office (or FIO) was established within the U.S. Treasury Department with limited authority as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. FIO has been active in the efforts to develop international regulatory standards for the insurance industry. In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners (NAIC), along with the Federal Reserve and the FIO, are working to consider and develop changes to the U.S. regulatory framework, including the development of regulatory tools to evaluate risks and the availability of capital on a groupwide basis in addition to the current requirements imposed on a legal-entity basis.

These changes are evidenced by the incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company’s various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer’s executive management, to evaluate the insurer's business strategies, approach to enterprise risk management and corporate governance from both a groupwide and legal-entity perspective.

While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the groupwide supervisor (i.e., lead regulator) for the insurance holding company system based upon certain criteria, including the jurisdiction of domicile of the insurance subsidiaries holding the majority of the insurance group’s premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as the Company's lead regulator and conducts supervisory colleges for the Company. Additionally, the NAIC has recently adopted changes to its Model Holding Company Act to require certain insurance groups to file a Group Capital Calculation to allow the groupwide supervisor (lead state) to evaluate the risks and available capital on a groupwide basis in addition to the risk-based capital requirements currently imposed on a legal-entity basis. The Company will be required to file a Group Capital Calculation once the State of Connecticut amends its holding company act to incorporate the recent changes to the NAIC Model Holding Company Act. These changes could result in an increase in the amount of capital the Company's insurance subsidiaries are required to have and could subject the Company to increased regulation.

Insurance Regulation Concerning Dividends from Insurance Subsidiaries. The Company's principal domestic insurance subsidiaries are domiciled in the State of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary’s statutory capital and surplus as of the preceding December 31, or the insurance subsidiary’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by the amount of adjusted unassigned surplus held by the insurance subsidiaries, as determined in accordance with statutory accounting practices.

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

Regulatory and Legislative Responses to Catastrophes. States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets involving catastrophe-prone areas. Participation in residual market mechanisms has resulted in, and may in the future result in, significant losses or assessments to insurers, including the Company, and, in certain states, those losses or assessments may not be commensurate with the Company's direct catastrophe exposure in those states. If the Company's competitors leave states that have residual market mechanisms, the remaining insurers, including the Company, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there have been, and may in the future be, legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, seek to prevent the application of deductibles included in the policies or seek to limit the exercise of certain rights available to insurers under the policies. Also, the Company's ability to adjust policy language or terms, including deductible levels, or to increase pricing to the extent necessary to offset rising claim costs related to catastrophes requires approval of insurance regulatory authorities in certain states. The Company's ability or its willingness to manage its catastrophe exposure by raising prices, modifying policy terms or reducing exposure to certain geographies may be limited due to considerations of public policy, an evolving political environment and/or changes in general economic conditions. Furthermore, reduction or elimination of the National Flood Insurance Program could result in an increase in the Company's exposure to flood risk if insurers become required to cover flood risk under certain types of policies.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Assigned Risk and Reinsurance Arrangements. As a condition of their authority to transact insurance in virtually all states, property and casualty insurers, including the Company’s domestic insurance subsidiaries, are required to be a member of each state’s guaranty association and to bear a portion of the losses covered by the guaranty association (subject to a statutory maximum covered loss amount which varies by state) suffered by claimants of insurers that become insolvent. Additionally, many states also have laws that establish second-injury funds to provide compensation to injured employees for the aggravation of a prior injury or disability.

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

Other assessments include charges mandated by statute or regulatory authority that are related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers’ Compensation Reinsurance Pool, various workers’ compensation related funds (e.g., the Florida Special Disability Trust), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers’ Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as part of “General and Administrative Expenses,” such as the Florida Special Disability Trust. For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory assigned risk and reinsurance agreements including state-funding mechanisms, see “Item 1A—Risk Factors.”

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

Based on preliminary 2021 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. In 2020, The Travelers Indemnity Company had results outside the normal range for the same ratio as 2021.
Management does not anticipate regulatory action as a result of the 2021 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

Risk-Based Capital (RBC) Requirements. The NAIC has an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2021 and 2020 significantly above the level at which any RBC regulatory action would occur.

While there is currently no group regulatory capital requirement in place for insurers in the United States, a comparison of an insurer’s policyholders’ surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group’s overall capital adequacy in the U.S. The amount of policyholders’ surplus held by the Company’s U.S. insurance subsidiaries at December 31, 2021, determined on a combined basis, significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications, depending on the type of investment. At December 31, 2021 and 2020, the Company was in compliance with these laws and regulations.

Federal Regulation. As mentioned above, the Dodd-Frank Act established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of non-bank financial services holding companies, including holding companies with insurance company subsidiaries, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as “systemically important financial institutions” (SIFI) or own a bank or thrift. The Company, based upon the FSOC’s rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. Nonetheless, it is possible that FSOC may change its rules or interpretations in the future and conclude that the Company is a SIFI. If the Company were designated as a SIFI, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company's capital, liquidity and leverage as well as its business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFIs that have become insolvent. The Company (as a financial company with more than $50 billion in assets) could be assessed, and although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto, or other additional federal regulation that is adopted in the future, could impose additional burdens on the Company, including impacting the ways in which the Company conducts its business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.

International Regulation

The Company's insurance subsidiaries based in Canada, and the Canadian branch of one of the Company’s U.S. insurance subsidiaries, are regulated for solvency purposes by the Office of the Superintendent of Financial Institutions (OSFI) under the provisions of the Insurance Companies Act (Canada). These Canadian subsidiaries and the Canadian branch are also subject to Canadian provincial and territorial insurance legislation and regulation, governing market conduct, including pricing, underwriting, coverage and claim conduct, in varying degrees by province/territory and by product line.

The Company's insurance subsidiaries based in the United Kingdom (U.K.) are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA’s primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the U.K. financial system, and (iii) to promote effective competition in the interests of consumers. One of the Company's U.K. insurance subsidiaries is also authorized in the U.S. as a surplus lines insurer subject to U.S. state regulation applicable to such insurers.

The Company's managing agency (Travelers Syndicate Management Limited) (TSML) of its Lloyd’s syndicate (Syndicate 5000 at Lloyd's) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd's. Travelers Syndicate 5000 is able to write business in over 200 countries and territories throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd’s, are subject to the laws and insurance regulations of that jurisdiction. Travelers Underwriting Agency Limited, which as an insurance intermediary is regulated by the FCA, produces insurance business for Travelers Syndicate 5000. Xbridge Limited, operating under the trade name Simply Business, is an insurance broker that provides products for small commercial customers in the U.K. via a panel of insurance companies and is also regulated by the FCA.

Travelers is conducting its insurance operations in the Republic of Ireland and across the EU through an insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland. Since January 1, 2019, the Company has used a Lloyd's insurance subsidiary in Brussels, Belgium (Lloyd's Brussels) to cover its Lloyd's customers' risks in the EU. Lloyd’s Brussels is regulated by the National Bank of Belgium.

During 2021, the Company's operations in the Republic of Ireland were also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries.

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

Beginning December 31, 2020, the Company's operations in the U.K. were no longer subject to EU regulations. The applicability of the EU requirements to the Company's businesses in the U.K. may change in ways yet to be determined as a result of the U.K.’s exit from the EU. It is expected that the U.K. will continue to apply the requirements of Solvency II to insurers operating in the U.K.

Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2021.

Regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

The IAIS has developed a methodology for identifying “global systemically important insurers” (G-SIIs) and high-level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) which was created by the Group of Twenty (or G-20); however, identification of G-SIIs was suspended effective with the beginning of 2020. The Company has not previously been designated as a G-SII by the FSB; however, it is possible that the designation of G-SIIs could be reinstituted, the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

The IAIS completed its Common Framework for the Supervision of Internationally Active Insurance Groups (known as ComFrame). ComFrame is intended to apply heightened regulatory requirements similar to those being developed for G-SIIs to internationally active insurance groups (or “IAIGs”), including group supervision, group capital requirements, and resolution planning, i.e., a written plan developed by a financial group detailing how it would be wound down in the event of an insolvency. While the Company would not be considered an IAIG under the current criteria in ComFrame, it is possible that the criteria could be changed. If the Company is designated as an IAIG or the NAIC and individual states adopt ComFrame or similar provisions for large insurers, the Company could be subject to increased supervision and higher capital standards.

Covered Agreements

The U.S. Department of the Treasury and the Office of the U.S. Trade Representative have signed covered agreements (the Covered Agreements) regarding prudential (solvency) insurance and reinsurance measures with both the EU and the U.K. The Covered Agreements include three areas of prudential insurance supervision: reinsurance contracts, group supervision, and the exchange of information between U.S. and U.K. regulators and between U.S. and EU regulators on insurers and reinsurers that operate in the U.S., U.K. and EU markets. The Covered Agreement with the EU went into effect in April 2018, while the Covered Agreement with the U.K. took full effect upon the U.K.'s exit from the EU on January 31, 2020. The Covered Agreements are intended to promote cooperation between U.S. insurance regulators and EU and U.K. insurance regulators and to limit the ability of the EU and the U.K. to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU or the U.K. It is possible that individual members of the EU could differ in how they adopt or implement the Covered Agreement, resulting in greater regulation and higher capital standards as well as inconsistent regulatory requirements among the jurisdictions in which the Company does business. While it is not yet known how or if these actions will impact the Company, such regulation could result in increased costs of compliance, increased disclosure and less flexibility in capital management, and could adversely impact the Company's results of operations and limit its growth.

The Covered Agreements eliminate the collateral and local presence requirements for EU and U.K. reinsurers operating in the U.S., and for U.S. reinsurers operating in the EU and U.K., as a condition for credit for reinsurance in regulatory reporting and capital requirements. The prospective elimination of the collateral requirements is conditioned on the reinsurer meeting capital and solvency standards and maintaining a record of prompt payments to ceding insurers. While the collateral requirement is removed for reinsurers meeting these standards, insurers and reinsurers are not prohibited from negotiating and putting into place collateral as part of reinsurance agreements. The Covered Agreements include a five-year transition period to full compliance in the impacted jurisdictions.

Insurance Holding Company Statutes

As a holding company, TRV is not regulated as an insurance company. However, since TRV owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of its insurance subsidiaries’ states of domicile. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of certain transactions between an insurance company and an affiliate. The holding company statutes and other laws also require, among other things, prior approval for acquiring control of a domestic insurer and the payment of extraordinary dividends or distributions.

Insurance Regulations Concerning Change of Control. Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business in a state such that the insurance company is deemed to be commercially domiciled in that state.

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

Any transactions that would constitute a change in control of any of TRV’s insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiaries are domiciled or commercially domiciled. Pre-acquisition notification may also be required in those states that have adopted pre-acquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of TRV’s insurance subsidiaries and its operations at Lloyd’s are domiciled in the United Kingdom and one of its insurance subsidiaries is domiciled in the Republic of Ireland. Insurers in the United Kingdom and the Republic of Ireland are subject to change of control restrictions, including approval of the PRA and FCA and of the Central Bank of Ireland, respectively. TRV’s insurance subsidiaries domiciled in, or authorized to conduct insurance business in, Canada are also subject to regulatory change of control restrictions, including approval of OSFI. TRV’s Brazilian joint venture is subject to regulatory change of control and other share transfer restrictions, including approval of the Superintendência de Seguros Privados (SUSEP).

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV’s shareholders.

Regulatory Developments

The state insurance regulatory framework has been under continuing scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually re-examine existing laws and regulations, specifically focusing on modifications to holding company statutes, regulations, interpretations of existing laws and the development of new laws and regulations.

As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system, and to provide a group-wide perspective on risks and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, the U.K., Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, the Company's states of domicile or other regulatory bodies may require changes in its ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting the Company's ability to write certain risks, limit its risk appetite or reduce its capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

ENTERPRISE RISK MANAGEMENT
The Company's Enterprise Risk Management (ERM) activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage these risks. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company’s results of operations, financial position and/or liquidity. This requires an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company’s operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company’s stakeholders. ERM also includes an evaluation of the Company’s risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors. ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company’s long-term financial strategies and objectives.

The Company uses various analyses and methods, including proprietary and third-party modeling processes, to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. The Company also utilizes proprietary and third-party modeling processes to evaluate capital adequacy. These analytical techniques are an integral component of the Company’s ERM process and further support the Company’s long-term financial strategies and objectives.

In addition to the day-to-day ERM activities within the Company’s operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company’s Chief Executive Officer and the other most senior members of management); the Enterprise, Segment and Function (including Catastrophe, Cyber, etc.) Risk Committees of management; the Executive Crisis Management Team; the Committee on Climate, Energy and the Environment; and the Credit Committee. A senior executive team comprised of the Chief Risk Officer and the Enterprise Chief Underwriting Officer oversees the ERM process.  The mission of this team is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this team includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company’s overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the Board of Directors, which reviews the strategies, processes and controls pertaining to the Company’s insurance operations and oversees the implementation, execution and performance of the Company’s ERM program. The Risk Committee of the Board of Directors meets with senior management at least four times a year to discuss ERM activities and provides a report to the full Board of Directors after each such meeting.

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

Human Capital Management
At December 31, 2021, the Company had approximately 30,800 employees, 98% of whom are full-time employees. Over 90% of the Company’s employees are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2021:

Location	% of Total
Domestic:
Connecticut	23.4%
Minnesota	7.0
New York	7.0
Texas	6.5
California	5.2
Florida	3.9
Georgia	3.4
Massachusetts	3.0
Illinois	3.0
All other domestic (1)	28.0
Total Domestic	90.4

International:
Canada	5.1
United Kingdom	4.3
All other international	0.2
Total International	9.6
Consolidated total	100.0%

___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2021.

The average employee tenure at the Company is 12 years, and over 20 years for the Company’s approximately 600 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 8%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.

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

Employee Engagement

The Company strives to deliver an employee experience that engages its workforce and strengthens the organization. The Company maintains an Employee Experience function that is responsible for, among other things, an employee experience program that is designed to help drive superior business performance. This function helps the Company create and enhance programs designed to improve employee engagement, reduce attrition and support the retention, growth and satisfaction of the Company’s employees.

The Company uses various methods to evaluate the employee experience and the success of its employee engagement efforts, as well as to inform the strategies the Company uses to enhance those efforts. In addition, the Company’s Chief Human

Resources Officer meets regularly with the Chief Executive Officer and other senior leaders to discuss employee engagement strategies and the Company’s progress.

Based on the Company’s employee tenure and voluntary turnover rates, as discussed above, as well as other means the Company uses to evaluate the employee experience and the success of its engagement efforts, the Company believes that its engagement efforts are effective.

Learning and Development

The Company offers various learning and development opportunities to provide its employees with the skills and capabilities they need to be successful. For example, managers participate in the Company’s leadership workshop, Leadership Challenge©, which provides an overview of key leadership practices at the Company. These practices are designed to enable leaders to increase engagement and inclusion, lead change, drive innovation, tie business goals to a greater purpose and coach people to higher levels of performance. The Company also offers three additional foundational workshops centered on leadership: Leadership Principles, Coaching for Performance Excellence, and Leading World Class Teams.

In addition, the Company offers career mentorship and development programs for both entry-level and experienced professionals. For example, the Company’s Development Programs provide employees with an opportunity to progress through a steady career path in a specific discipline such as Actuarial, Business Insights & Analytics, Data Science, Finance, Human Resources, Technology, Operations, Underwriting, Investments or Product Management. Participants complete assignments and rotations designed to help them build upon their strategic thinking skills and business acumen, provide the foundational knowledge and technical skills necessary for success and include on-the-job training, classroom instruction, self-study materials and independent work in an assigned business area. These programs have been a part of the Company’s talent strategy for many years and have remained robust through the pandemic.

The Company also maintains a senior-level position responsible for monitoring the development of talented employees to support them in developing the skills necessary to advance their career and expanding their relationships to ensure their success.

Diversity and Inclusion

The Company believes that its diversity and inclusion efforts are important to its success. The Vice President of Diversity and Inclusion leads the Company’s diversity and inclusion efforts. The Company also has a Diversity Council that is chaired by the Chairman and Chief Executive Officer, comprising the 40 members of the Company’s Operating Committee.

The Company provides training, development and cultural events to encourage an inclusive culture among its employees, including the Company’s leadership. Among others, the Company offers training with respect to conscious inclusion, unconscious bias, and harassment awareness, as ways to ensure a respectful work environment and adherence to applicable legal requirements.
The Company also has eight Diversity Networks – voluntary groups led by employees, dedicated to fostering a diverse and inclusive work environment. The networks help foster the retention, development and success of the Company’s employees through networking, mentorship and community volunteer opportunities. In addition, these groups are a resource for the Company’s business leaders, providing them with important insights and perspectives. More than 12,000 employees – nearly 40% of the Company's employee population – are members of one or more of the Company's Diversity Networks.
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

The Company has made significant progress over the past decade in increasing its diverse talent. In each of the last 10 years, the Company has increased the percentage of people of color (as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S.) in its U.S. workforce. As of December 31, 2021, women and people of color represented approximately 54% and 25% of its U.S. workforce, respectively. The Company continues to make progress in promoting women and people of color. In each of the last 10 years, the Company has increased the percentage of women and people of color in U.S. management-level positions.

Performance and Succession

The Company’s performance management strategy is designed to develop the Company’s talent and equip employees with the skills and resources necessary to ensure the Company’s continued success. To that end, managers assist with setting and monitoring goals, planning, development and discussing opportunities for improvement throughout the year.
The Company also conducts a comprehensive annual talent review, which includes succession planning, to identify and prepare talented employees for future leadership positions. Each line of business identifies talented employees and succession candidates for targeted development and advancement opportunities. This talent review process culminates with the Chief Executive Officer and those reporting directly to him meeting to review succession plans for key positions. In addition, the Chief Executive Officer regularly meets with the Nominating and Governance Committee of the Board of Directors and the full Board of Directors to discuss succession-related matters.
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

The Company’s minimum hourly wage in the United States is $15. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2021, excluding the Company's Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was more than $112,500, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised over 90% of its U.S. workforce, was nearly $120,000.

The Company takes a holistic approach with respect to the physical, emotional, mental and financial well-being of its employees. The Company offers comprehensive, flexible benefit options for its employees. In the United States, these include, among others:

Health and Wellness

•Medical, dental, vision and prescription drug coverage;
•Health savings and flexible spending accounts;
•The myWellness platform, a virtual application containing tools and resources to help employees achieve their physical, mental and wellness goals;
•Round-the-clock access to Life Balance, the Company’s employee assistance program, which provides employees access to professional counseling services, life coaching and support resources;
•Grand Rounds, a free service for employees and dependents enrolled in the Company’s medical plan that matches members to top-ranked doctors, provides expert second opinions and assists in navigating the health care system; and
•Caregiving support by Wellthy, a benefit that helps employees navigate the challenges of caring for children, aging family members or loved ones who are chronically ill.

Savings and Retirement

•A 401(k) Savings Plan, through which the Company matches employee contributions dollar-for-dollar up to 5% of eligible pay, with a maximum annual Company match of $7,000;
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
•Legal Services Plan;
•A corporate discount program; and
•Paid time off for volunteering.

Board Oversight of Human Capital Management

The Company’s Board of Directors takes an active role in overseeing the Company’s human capital management strategy, including its diversity and inclusion efforts. The Chief Human Resources Officer and other senior executives present to the Board regularly on human capital management matters, including the progress the Company has made over time. Additionally, pursuant to its charter, the Nominating and Governance Committee of the Board meets regularly with senior management, including the Chief Executive Officer and the Chief Human Resources Officer, to review and discuss the Company’s strategies to encourage diversity and inclusion within the Company. Pursuant to its charter, the Compensation Committee of the Board, which is advised by an independent compensation consultant, reviews and approves the Company’s general compensation philosophy and objectives. In addition, the Compensation Committee meets with senior management on a regular basis to discuss the Company’s practices designed to help ensure equitable pay across the organization.

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

Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Adjusted unassigned surplus	Unassigned surplus as of the most recent statutory annual report reduced by twenty-five percent of that year’s unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in that report.

Admitted insurer	A company licensed to transact insurance business within a state.

Agent	A licensed individual who sells and services insurance policies, receiving a commission from the insurer for selling the business and a fee for servicing it. An independent agent represents multiple insurance companies and searches the market for the best product for its client.

Annuity	A contract that pays a periodic benefit over the remaining life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

Assigned risk pools	Reinsurance pools which cover risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit being too small under the required insurance rate structure. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance	Insurance risks acquired from a ceding company.

Book value per share	Total common shareholders’ equity divided by the number of common shares outstanding.

Broker	One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity	The percentage of statutory capital and surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Captive	A closely-held insurance company whose primary purpose is to provide insurance coverage to the company’s owners or their affiliates.

Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe	A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2021 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes, as well as related reinsurance reinstatement premiums and assessments from various pools.

Catastrophe reinsurance	A form of excess-of-loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses and related reinsurance reinstatement premiums resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers’ compensation policies.

Cede; ceding company	When an insurer reinsures its liability with another insurer or a “cession,” it “cedes” business and is referred to as the “ceding company.”

Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See “Reinsurance.”

Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expenses	See “Loss adjustment expenses (LAE).”

Claims and claim adjustment expenses	See “Loss” and “Loss adjustment expenses (LAE).”

Claims and claim adjustment expense reserves	See “Loss reserves.”

Cohort	A group of items or individuals that share a particular statistical or demographic characteristic. For example, all claims for a given product in a given market for a given accident year would represent a cohort of claims.

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

Insurance-Related Risks

High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes in each of the geographies where we write business and to varying peak catastrophe perils in different countries and regions. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure.

The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of climate trends, and changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and the average size of, a home and higher inflation, including as a result of post-event demand surge. For example, both the frequency and severity of tornado and hail storms in the United States have been subject to more volatility during this time period. In addition, climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that we are experiencing, and are expected to continue to experience over time, an increase in the frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are based on significant assumptions and judgments and are subject to error and mis-estimation. As a result, our estimated exposures could be materially different than our actual results. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided. For example, the specific location impacted by tornadoes is inherently random and unpredictable, and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts platforms, systems or vulnerabilities shared by a large number of policyholders. In addition, increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent periods, the effects of inflation, including as a result of post-event demand surge, have increased catastrophe losses, and this could continue in the future.

States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as by restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Residual markets have resulted in, and may in the future result in, significant losses or assessments to insurers, including us. In addition, legislative, regulatory and legal actions have sought to expand insurance coverage for catastrophe claims beyond the original intent of the policies, prevent the application of deductibles or limit other rights of insurers. We may not be able to adjust terms or adequately raise prices to offset the costs of catastrophes. See "Item 1—Business—U.S. State and Federal Regulation – Regulatory and Legislative Responses to Catastrophes.”

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

In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations, and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our eligible direct commercial earned premiums for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.71 billion for 2022. For a further description of the Terrorism Risk Insurance Program, see note 6 of notes to the consolidated financial statements.

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

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves (“loss reserves”) represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles resulting in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); labor shortages, which can result in companies hiring less experienced workers; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate, particularly in light of the recent disruptions to the judicial system, supply chain and labor market. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.

The increase in inflation in recent periods has increased our loss costs in our auto and property businesses. It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate or support the U.S. economy, including actions taken in response to COVID-19, supply chain issues and labor shortages, could lead to higher and/or prolonged inflation, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability and workers' compensation, as they require a relatively long period of time to finalize and settle claims for a given accident year or require payouts over a long period of time. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. Changes in healthcare legislation or other market dynamics could significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.

We refine our loss reserve estimates as part of a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may apply different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, these experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an extreme event or an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management often considers varying individual viewpoints as part of its estimation of loss reserves.

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

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. We face potential exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, polyfluoroalkyl substances, talc and opioids. Establishing loss reserves for mass tort claims is subject to uncertainties because of many factors, including adverse changes to the tort environment (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); evolving judicial interpretations, including application of various theories of joint and several liabilities; disputes concerning medical causation with respect to certain diseases; geographical concentration of the lawsuits asserting the claims; and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current loss reserves. In addition, our estimate of loss reserves may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.

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
•claims related to vaccine mandates, testing protocols or other matters related to employees returning to the workplace;
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
•claims against fiduciaries of retirement plans, including allegations regarding excessive fees;
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

In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse effect on our results of operations. For example, over the past few years, a number of states have enacted legislation allowing victims of sexual molestation to file or proceed with claims that otherwise would have been time-barred and additional states are considering similar legislative changes.

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

Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2021. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. Interest rates continue to remain at very low levels relative to historical experience, and rates may remain at low levels for a prolonged period. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.

A significant portion of our fixed maturity investment portfolio is invested in obligations of states, municipalities and political subdivisions. This municipal bond portfolio could be subject to default or impairment. In particular:

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

We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.

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

Included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for loss reserves, as we retain the contingent liability to the claimant. Some of the life insurance companies from which we have purchased annuities have been downgraded to below investment grade credit ratings subsequent to the time of the purchase. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments. For a discussion of the top five providers of our reinsurance and structured settlements, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

Both the availability of reinsurance capacity and its cost can be impacted, and in recent periods have been impacted, by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends. The availability and cost of reinsurance could affect our business volume and profitability. In addition, the Covered Agreements between the U.S. and each of the EU and U.K. eliminate the requirement for European and U.K. reinsurers operating in the U.S. to provide collateral, which could make it more difficult for U.S. companies, including us, to obtain collateral from European and U.K. reinsurers.

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

A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs. Claims-paying and financial strength ratings are important to an insurer’s competitive position. A downgrade in one or more of our ratings could negatively impact our business volumes or make it more difficult or costly for us to access the capital markets or borrow money. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. Furthermore,

S&P has recently proposed changes to its capital model that could adversely impact such agency's assessment of capital adequacy for participants in the insurance industry, including the Company. See also "Item 1—Business—Ratings."

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

Business and Operational Risks

The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity. Beginning in March 2020, COVID-19 began to impact the global economy and our results of operations. The direct and indirect consequences of COVID-19 and related economic conditions are hard to predict and may continue to emerge and evolve for some time. Risks presented by the ongoing effects of COVID-19 and related economic conditions include the following:

•Revenues. Primarily in 2020, (i) earned premiums in Business Insurance were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, as well as decreases in new business levels and (ii) earned premiums in Personal Insurance were reduced by premium refunds provided to personal automobile customers. The degree of any future impact on earned premiums will depend on the intensity and duration of future phases of the pandemic and the related impact on the economy.

•Claims and Claim Adjustment Expenses. We have incurred, and expect to continue to incur in future periods, claim and claim adjustment expenses in certain lines of business as a result of COVID-19. For example, we have incurred workers’ compensation claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment, including, as discussed below, as a result of legislative and regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers. In addition, constraints on the availability of medical care could complicate, delay and/or extend treatment, which could lead to increased costs. We may also experience elevated frequency and/or severity in our liability coverages as a result of plaintiffs’ lawyers generating COVID-19-related claim activity against our insureds. Frequency and/or severity has also been impacted with respect to various coverages due to, among other things, inflation, disruptions in supply chains, labor shortages, and changes in business practices and individual behaviors as a result of COVID-19. For example, higher costs of used vehicles and parts and increased demand and decreased supply for raw materials have adversely impacted severity in our auto and property businesses, and driving at faster speeds has resulted in more severe accidents. We have recognized some elevated frequency, and there is the potential for additional elevated frequency, in certain product lines, such as directors’ and officers’ liability insurance claims related to alleged mismanagement or other failures as well as increased securities class actions, and employment practices liability insurance claims related to vaccine mandates. In our commercial surety lines, there is the potential for elevated frequency and severity in the event of another economic downturn. In construction surety, there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor (which could be exacerbated by vaccine mandates and worker illness) or increased costs for materials, each of which drives up their costs. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different. The potential also exists for elevated frequency and severity related to business interruption coverages as a result of litigation. In addition, risks related to COVID-19 cause additional uncertainty in the process of estimating loss reserves. For example, the disruption to the court system has impacted the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of loss reserves may change. We are also subject to credit risk in our insurance operations which may be exacerbated in times of economic distress.

•Adverse Legislative and/or Regulatory Action. Federal, state and/or local government actions to address and contain the impact of COVID-19 have adversely affected us and may adversely affect us in the future. For example, some states proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. While none of these legislative actions were adopted, future outcomes could be different. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators issued orders requiring insurers to consider issuing premium refunds or reducing rates, or requiring insurers to defer rate increases, and similar actions could be taken again in the future. The Company, like many insurers, voluntarily provided premium refunds or rate reductions in certain lines of business and subsequently experienced increases in frequency and severity, which adversely impacted profitability. If we have difficulty getting rate increases approved, our profitability could be further adversely impacted. It is also possible that changes in economic conditions and steps taken in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

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

As a result of the above risks, COVID-19 and related economic conditions could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability. The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including an increasing number of start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. Pension and hedge funds and other entities with substantial available capital, more flexible legal structures and/or potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries and existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines, but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, comparative rating technology has impacted competition in personal lines and is now being used to access comparative rates for small commercial business as well, and that trend is likely to continue and may accelerate. In recent years, there have been new entrants into the small commercial business, and this trend may continue. Customer behavior could also evolve in the future towards buying insurance in point-of-sale or other non-traditional distribution channels where we may not have a meaningful presence or which are designed to sell products that we currently do not provide. Consolidation within the insurance industry also could impact our business volumes and/or the rates or terms of our products.

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

Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” start-up companies, the number of which has increased significantly in recent years and some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business or distribution models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride, car or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See "Competition" sections of the discussion on business segments in "Item 1—Business." Technological change can impact us in other ways as well. For example, rapid changes in the sophistication and use of certain types of cyber-attacks, such as ransomware and social engineering attacks, on our insureds have increased the frequency and severity of losses under our policies. The risk of cyber attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations.

There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce. This competition has increased in recent periods and, with the increase in remote work, is taking place on a broader geographic scale. In addition, the competition for talent and the difficulty in attracting and retaining employees has also increased due to the increase in the number of individuals exiting the workforce since the onset of the pandemic. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

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

Our efforts to develop new products or services, expand in targeted markets, improve business processes and workflows or make acquisitions may not be successful and may create enhanced risks. From time to time, to protect and grow market share and/or improve our productivity and efficiency, we invest in strategic initiatives and pursue acquisitions. These efforts may require us to make substantial expenditures and not be successful, and even if successful, they may create additional risks:

•Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk;
•Models underlying automated underwriting and pricing decisions may not be effective;
•Demand for new products or expansion into new markets may not meet our expectations;
•New products or services and expansion into new markets may change our risk exposures, and the data and models we use to manage such exposures may not be as effective as those we use in existing markets or with existing products;
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

If we fail to appropriately price the risks we insure or fail to change our pricing models to appropriately reflect our experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, for example due to inflation, changing climate conditions, legislative or regulatory changes, changes in behavior such as distracted or faster driving or a more aggressive tort environment, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil and Colombia through joint ventures. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability could result in financial market disruption or an economic downturn in such regions. The U.K.'s withdrawal from the European Union, for example, has by some estimates resulted in reduced trade levels in the U.K. For certain specialty business, we give managing general agents binding authority, which exposes us to additional risks.

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

Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of our products could reduce our future profitability. Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria and other data or methodologies used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds, such as the impact of external data sources, algorithms and predictive models on protected classes of customers, and a number of states have begun rulemaking efforts in response or are considering doing so. Resulting legislative or regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, or other data or methodologies, which could materially and adversely affect our results of operations.

Technology and Intellectual Property Risks

Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. Attracting and retaining technology personnel has also become significantly more challenging in recent periods. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our systems could significantly impair our ability to perform necessary business functions on a timely basis. In the event of a computer virus or natural or other disaster, our systems could be inaccessible for an extended period of time, including as a result of hostile actions taken by nation-states or terrorist organizations. In addition, because our systems increasingly interface with and depend on third-party systems, including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems or our other business processes, such as new payment technologies, are not effectively implemented. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations. If our business continuity plans do not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. In addition, should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, any resulting loss of business could materially and adversely affect our future business volume and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers and employee or vendor misconduct, and other external hazards (such as social engineering attacks), could expose our data systems to security breaches, cyber-attacks or other disruptions. Increased use of data supplied by third parties in our business increases our exposure to this risk. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may not be successful and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. The Company, like other property and casualty insurers, may be under greater threat from cybercriminals seeking sensitive personal or other insurance-related information. The risk of cyber attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states or terrorist organizations.

While we have experienced cyber-attacks, to date, we are not aware that we have experienced a material cyber-security breach. The sophistication of these threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. Also, our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations.

We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. These risks could increase as additional functions move to the cloud.

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

These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or reject rate increases or other terms and conditions due to the economic environment or other factors. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers' compensation insurance could impact the demand for our products, and the legalization of cannabis in certain states has, according to some studies, resulted in more automobile accidents. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers' compensation insurance, could also significantly harm the insurance industry, including us. Changes in applicable legislation and regulations and future court and regulatory decisions may be more restrictive and may result in lower revenues and/or higher costs of compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”

We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective. Our business is highly dependent on our ability to engage on a real-time basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex and constantly evolving. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls, or the controls of our joint ventures or recently acquired businesses, are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings or damage to our reputation.

Item 1B.    UNRESOLVED STAFF COMMENTS
NONE.

Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 161 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 34,585 as of February 14, 2022. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

For information regarding dividends paid to shareholders in 2021 and 2020 and the declaration and payment of future dividends, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends."

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2016	2017	2018	2019	2020	2021
The Travelers Companies, Inc.	$100.00	$113.37	$102.43	$119.85	$126.27	$143.92
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
S&P 500 Property & Casualty Insurance Index	100.00	122.39	116.64	146.82	156.11	183.45
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
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2016.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2021 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA) and WR Berkley Corporation. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through

December 31, 2021, the Company's cumulative return to shareholders was 322% as compared to 357% for the S&P 500 Index and 231% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2021	Oct. 31, 2021	640,765	$161.22	640,485	$4,702
Nov. 1, 2021	Nov. 30, 2021	2,150,111	$157.10	2,149,877	$4,364
Dec. 1, 2021	Dec. 31, 2021	2,329,488	$154.12	2,329,395	$4,005
Total		5,120,364	$156.26	5,119,757	$4,005

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

The Company acquired 607 shares for a total cost of approximately $94,000 during the three months ended December 31, 2021 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company's share repurchases, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.
Item 6.    RESERVED

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2021 and 2020, including year-to-year comparisons between 2021 and 2020. Year-to-year comparisons between 2020 and 2019 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

FINANCIAL HIGHLIGHTS
2021 Consolidated Results of Operations
•Net income of $3.66 billion, or $14.63 per share basic and $14.49 per share diluted
•Net earned premiums of $30.86 billion
•Catastrophe losses of $1.85 billion ($1.46 billion after-tax)
•Net favorable prior year reserve development of $538 million ($424 million after-tax)
•Combined ratio of 94.5%
•Net investment income of $3.03 billion ($2.54 billion after-tax)
•Operating cash flows of $7.27 billion
2021 Consolidated Financial Condition
•Total investments of $87.38 billion; fixed maturities and short-term securities comprise 93% of total investments
•Total assets of $120.47 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 20.2% (21.6% excluding net unrealized investment gains, net of tax, included in shareholders' equity)
•Total capital returned to shareholders of $3.08 billion, comprising $2.20 billion of share repurchases and $876 million of dividends
•Shareholders’ equity of $28.89 billion
•Net unrealized investment gains of $3.06 billion ($2.42 billion after-tax)
•Book value per common share of $119.77
•Holding company liquidity of $1.53 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2021	2020	2019
Revenues
Premiums	$30,855	$29,044	$28,272
Net investment income	3,033	2,227	2,468
Fee income	402	429	459
Net realized investment gains	171	2	113
Other revenues	355	279	269
Total revenues	34,816	31,981	31,581
Claims and expenses
Claims and claim adjustment expenses	20,298	19,123	19,133
Amortization of deferred acquisition costs	5,043	4,773	4,601
General and administrative expenses	4,677	4,509	4,365
Interest expense	340	339	344
Total claims and expenses	30,358	28,744	28,443
Income before income taxes	4,458	3,237	3,138
Income tax expense	796	540	516
Net income	$3,662	$2,697	$2,622
Net income per share
Basic	$14.63	$10.56	$10.01
Diluted	$14.49	$10.52	$9.92
Combined ratio
Loss and loss adjustment expense ratio	65.1%	65.1%	66.9%
Underwriting expense ratio	29.4	29.9	29.6
Combined ratio	94.5%	95.0%	96.5%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of earnings per common share are presented on a diluted basis.

Overview
Diluted net income per share of $14.49 in 2021 increased by 38% over diluted net income per share of $10.52 in 2020. Net income of $3.66 billion in 2021 increased by 36% over net income of $2.70 billion in 2020. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (iii) higher net favorable prior year reserve development and (iv) higher net realized investment gains, partially offset by (v) higher catastrophe losses (net of recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties). Catastrophe losses in 2021 and 2020 were $1.85 billion and $1.61 billion, respectively. Net favorable prior year reserve development in 2021 and 2020 was $538 million and $351 million, respectively. The higher underlying underwriting margins in 2021 were driven by Business Insurance and Bond & Specialty Insurance, partially offset by Personal Insurance. Underlying underwriting margins in 2021 and 2020 reflected a net favorable impact from COVID-19 and related economic conditions. Income tax expense in 2021 was higher than in 2020, primarily reflecting the impact of the increase in income before income taxes.

For discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see "Outlook" and "Part I—Item 1A—Risk Factors."

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2021 and 2020, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2021 were $30.86 billion, $1.81 billion or 6% higher than in 2020. In Business Insurance, earned premiums in 2021 increased by 3% over 2020. Earned premiums in Business Insurance in 2021 were negatively impacted by lower net written premiums primarily in the latter half of 2020 due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. Earned premiums in Business Insurance in 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. In Bond & Specialty Insurance, earned premiums in 2021 increased by 11% over 2020. Earned premiums in Bond & Specialty Insurance in 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions. In Personal Insurance, earned premiums in 2021 increased by 10% over 2020. Earned premiums in Personal Insurance in 2021 were not materially impacted by COVID-19 and related economic conditions. Earned premiums in Personal Insurance in 2020 were reduced by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the increase in earned premiums in each segment in 2021 as compared with 2020 are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2021	2020	2019
Average investments(1)	$83,574	$78,070	$74,866
Pre-tax net investment income	3,033	2,227	2,468
After-tax net investment income	2,541	$1,908	2,097
Average pre-tax yield(2)	3.6%	2.9%	3.3%
Average after-tax yield(2)	3.0%	2.4%	2.8%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2021 was $3.03 billion, $806 million or 36% higher than in 2020. Net investment income from fixed maturity investments in 2021 was $1.99 billion, $22 million lower than in 2020. The decrease primarily resulted from lower long-term interest rates, partially offset by a higher average level of fixed maturity investments. Net investment income from short-term securities in 2021 was $7 million, $37 million lower than in 2020. The decrease primarily resulted from lower short-term interest rates. The Company's remaining investment portfolios had net investment income of $1.08 billion in 2021, $868 million higher than in 2020, primarily due to higher private equity partnership returns. Net investment income from these investments in 2020 included the impact of the disruption in global financial markets associated with COVID-19. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
Fee income in 2021 was $402 million, $27 million lower than in 2020. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains
The following table sets forth information regarding the Company’s net pre-tax realized investment gains.

(for the year ended December 31, in millions)	2021	2020	2019

Credit impairment losses:
Fixed maturities	$(2)	$(15)	$(4)
Other investments	—	(40)	—
Net realized investment gains on equity securities still held	78	27	61
Other net realized investment gains, including from sales	95	30	56
Total	$171	$2	$113
In the second quarter of 2020, the Company recorded a $40 million credit impairment loss from the other-than-temporary impairment of the carrying value of a joint venture investment included in other investments.
Other net realized investment gains in 2021 included $69 million of net realized investment gains related to fixed maturity investments, $17 million of net realized investment gains related to equity securities sold and $9 million of net realized investment gains related to other investments. Other net realized investment gains in 2020 included $67 million of net realized investment gains related to fixed maturity investments, $11 million of net realized investment losses related to equity securities sold and $26 million of net realized investment losses related to other investments.
Other Revenues
Other revenues in all years presented included revenues from Simply Business and installment premium charges. Installment premium charges in 2020 were reduced by billing relief actions offered to customers as a result of COVID-19.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2021 were $20.30 billion, $1.18 billion or 6% higher than 2020, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) loss cost trends, (iii) higher business volumes, (iv) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity in 2020 as a result of the pandemic and, to a lesser extent, elevated severity in the current year and (v) higher losses in the homeowners and other product line in Personal Insurance, partially offset by (vi) higher net favorable prior year reserve development and (vii) a net favorable impact associated with COVID-19 and related economic conditions in Business Insurance and Bond & Specialty Insurance in the aggregate compared to a net charge in 2020. Catastrophes in 2021 primarily resulted from Hurricane Ida, tornado activity in Kentucky, winter storms and severe wind and hail storms in several regions of the United States, as well as a wildfire in Colorado. Catastrophes in 2020 primarily resulted from the derecho windstorm in the midwestern region of the United States, the Glass wildfire in California, Tropical Storm Isaias, Hurricanes Zeta and Laura, additional wildfires in the western United States, tornado activity in Tennessee, other severe wind storms and winter storms in several regions of the United States and civil unrest. Catastrophe and non-catastrophe weather-related losses in 2021 were reduced by the full $350 million of recoveries available under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty. Catastrophe and non-catastrophe weather-related losses, including losses from wildfires, in 2020 were reduced by the full $280 million of recoveries available under the Company's 2020 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net favorable prior year reserve development in 2020 included subrogation recoveries related to wildfires in California in 2017 and 2018, which are discussed in more detail in note 8 of notes to the consolidated financial statements. Factors contributing to net prior year reserve development during the years ended December 31, 2021, 2020 and 2019 are discussed in more detail in note 8 of notes to the consolidated financial statements.

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
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2021 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2021, 2020 and 2019, the amount of net unfavorable (favorable) prior year reserve development recognized in 2021 and 2020 for catastrophes that occurred in 2020 and 2019, and the estimate of ultimate losses for those catastrophes at December 31, 2021, 2020 and 2019. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2021	2020	2019	2021	2020	2019

2019
PCS Serial Number:
33 — Severe wind storms	(9)	8	250	249	258	250
61 — Severe wind storms and tornadoes	(13)	8	109	104	117	109

2020
PCS Serial Number:
16 — Tennessee tornado activity	(9)	151	n/a	142	151	n/a
19 — Severe storms	(9)	134	n/a	125	134	n/a
20 — Severe storms	(25)	165	n/a	140	165	n/a
33 — Civil unrest	(7)	100	n/a	93	100	n/a
44 — Tropical Storm Isaias	(22)	140	n/a	118	140	n/a
46 — Midwest derecho	(10)	212	n/a	202	212	n/a
68 — California wildfire - Glass fire (2)	(9)	145	n/a	136	145	n/a

2021
PCS Serial Number:
15 — Winter storms	228	n/a	n/a	228	n/a	n/a
17 — Winter storms	508	n/a	n/a	508	n/a	n/a
29 — Severe wind storms	105	n/a	n/a	105	n/a	n/a
60 — Hurricane Ida	417	n/a	n/a	417	n/a	n/a
76 — Tornado outbreak	131	n/a	n/a	131	n/a	n/a
___________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2021, 2020 and 2019 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2021 through and including December 31, 2021, the period January 1, 2020 through and including December 31, 2020 and the period January 1, 2019 through and including December 31, 2019, respectively. As a result, the benefit from those treaties are not included in the table as the allocation of the treaties' benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

(2) In addition to the Glass fire, there were 16 other PCS-designated wildfires in 2020. While none of the 16 wildfires were individually large enough to meet the Company's threshold for disclosure as a significant catastrophe in this table, total losses in 2020 from those wildfires were $169 million, of which two wildfires totaling $73 million met the Company's threshold for disclosure as catastrophes.

n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2021 was $5.04 billion, $270 million or 6% higher than in 2020. The increase in 2021 was consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses

General and administrative expenses in 2021 were $4.68 billion, $168 million or 4% higher than in 2020, primarily reflecting the impact of costs associated with higher business volumes. The benefit of lower net expenses related to COVID-19 and related economic conditions in 2021 was higher than in 2020. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in 2021 and 2020 was $340 million and $339 million, respectively.
Income Tax Expense
Income tax expense in 2021 was $796 million, $256 million or 47% higher than in 2020, primarily reflecting the impact of the $1.22 billion increase in income before income taxes in 2021.

The Company’s effective tax rate was 18% and 17% in 2021 and 2020, respectively. The effective tax rates in both years were lower than the statutory rate of 21%, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio
The combined ratio of 94.5% in 2021 was 0.5 points lower than the combined ratio of 95.0% in 2020. The loss and loss adjustment expense ratio of 65.1% in 2021 was comparable to the loss and loss adjustment expense ratio in 2020. The underwriting expense ratio of 29.4% in 2021 was 0.5 points lower than the underwriting expense ratio of 29.9% in 2020.

Catastrophe losses in 2021 and 2020 accounted for 6.0 points and 5.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2021 and 2020 provided 1.8 points and 1.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses ("underlying combined ratio") in 2021 was 0.4 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance, (ii) a net favorable impact associated with COVID-19 and related economic conditions in Business Insurance and Bond & Specialty Insurance in the aggregate compared to a net charge in 2020 and (iii) a lower expense ratio, partially offset by (iv) higher losses in the automobile product line in Personal Insurance due to a comparison to a low level of loss activity (net of premium refunds) in 2020 as a result of the pandemic and, to a lesser extent, elevated severity in the current year and (v) higher losses in the homeowners and other product line in Personal Insurance.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Business Insurance	$17,829	$17,060	$17,151
Bond & Specialty Insurance	3,725	3,184	2,931
Personal Insurance	12,690	11,519	10,981
Total	$34,244	$31,763	$31,063

	Net Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Business Insurance	$16,092	$15,431	$15,629
Bond & Specialty Insurance	3,376	2,951	2,739
Personal Insurance	12,491	11,350	10,783
Total	$31,959	$29,732	$29,151
Gross and net written premiums in 2021 increased by 8% and 7%, respectively, over 2020. Gross and net written premiums in 2021 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in Business Insurance in 2021 increased by 5% and 4%, respectively, over 2020. Gross and net written premiums in Business Insurance in 2020 were negatively impacted by reduced exposures, reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels. Gross and net written premiums in Bond & Specialty Insurance in 2021 increased by 17% and 14%, respectively, over 2020. Gross and net written premiums in Bond & Specialty Insurance in 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions. Gross and net written premiums in Personal Insurance in 2021 both increased by 10% over 2020. Gross and net written premiums in Personal Insurance in 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Factors contributing to the increases in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2021	2020	2019
Revenues
Earned premiums	$15,734	$15,294	$15,300
Net investment income	2,265	1,633	1,816
Fee income	375	405	437
Other revenues	235	176	155
Total revenues	18,609	17,508	17,708

Total claims and expenses	15,725	15,986	16,093

Segment income before income taxes	2,884	1,522	1,615
Income tax expense	499	213	223
Segment income	$2,385	$1,309	$1,392

Loss and loss adjustment expense ratio	65.0%	69.4%	70.3%
Underwriting expense ratio	30.7	30.9	30.6
Combined ratio	95.7%	100.3%	100.9%

Overview
Segment income in 2021 was $2.39 billion, $1.08 billion or 82% higher than segment income of $1.31 billion in 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) net favorable prior year reserve development of $173 million in 2021 compared to net unfavorable prior year reserve development of $91 million in 2020, partially offset by (iv) higher catastrophe losses (net of recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties). Catastrophe losses in 2021 and 2020 were $793 million and $645 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) a favorable impact associated with COVID-19 and related economic conditions and (iii) higher business volumes. Income tax expense in 2021 was higher than in 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in 2021 were $15.73 billion, $440 million or 3% higher than in 2020. Earned premiums in 2021 were negatively impacted by lower net written premiums primarily in the latter half of 2020 due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. Earned premiums in 2020 were negatively impacted by reduced exposures and reductions in the Company's estimate of ultimate audit premiums receivable, in each case reflecting the impact of COVID-19 and related economic conditions, including a decrease in new business levels.

Net Investment Income
Net investment income in 2021 was $2.27 billion, $632 million or 39% higher than in 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2021 compared with 2020. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2021 was $375 million, $30 million or 7% lower than in 2020, reflecting lower claim volume under administration and lower serviced premium volume from the workers' compensation residual market pool.

Other Revenues
Other revenues in 2021 were $235 million, $59 million or 34% higher than in 2020, primarily reflecting growth in revenues from Simply Business. Other revenues also included installment premium charges and other policyholder service charges.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2021 were $10.40 billion, $406 million or 4% lower than in 2020, primarily reflecting the impacts of (i) reduced exposures, including the impact of COVID-19 and related economic conditions, and (ii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in 2020, partially offset by (iii) loss cost trends and (iv) higher catastrophe losses. Claims and claim adjustment expenses in both 2021 and 2020 included favorable loss activity related to the impact of COVID-19 and related economic conditions. Catastrophe losses and non-catastrophe weather-related losses in 2021 and 2020 were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Net unfavorable prior year reserve development in 2020 included the favorable impact of subrogation recoveries related to wildfires in California in 2017 and 2018. Factors contributing to net prior year reserve development during the years ended December 31, 2021, 2020 and 2019 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2021 was $2.58 billion, $63 million or 3% higher than in 2020, consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2021 were $2.75 billion, $82 million or 3% higher than in 2020. The increase in 2021 was primarily in support of business growth. General and administrative expenses in both 2021 and 2020 included the benefit of lower travel-related expenses attributable to COVID-19 and related economic conditions. General and administrative expenses in 2020 also included an increased allowance for expected credit losses on premiums receivable attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in 2021 was $499 million, $286 million or 134% higher than in 2020, primarily reflecting the impact of the $1.36 billion increase in income before income taxes in 2021.

Combined Ratio
The combined ratio of 95.7% in 2021 was 4.6 points lower than the combined ratio of 100.3% in 2020. The loss and loss adjustment expense ratio of 65.0% in 2021 was 4.4 points lower than the loss and loss adjustment expense ratio of 69.4% in 2020. The underwriting expense ratio of 30.7% in 2021 was 0.2 points lower than the underwriting expense ratio of 30.9% in 2020.

Catastrophe losses in 2021 and 2020 accounted for 5.1 points and 4.2 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2021 provided 1.1 points of benefit to the combined ratio. Net unfavorable prior year reserve development in 2020 accounted for 0.6 points of the combined ratio. The underlying combined ratio in 2021 was 3.8 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a favorable impact associated with COVID-19 and related economic conditions in 2021 compared to a net charge in 2020.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Select Accounts	$2,860	$2,848	$2,945
Middle Market	9,487	9,017	9,073
National Accounts	1,517	1,540	1,603
National Property and Other	2,701	2,460	2,279
Total Domestic	16,565	15,865	15,900
International	1,264	1,195	1,251
Total Business Insurance	$17,829	$17,060	$17,151

	Net Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Select Accounts	$2,833	$2,821	$2,911
Middle Market	8,933	8,511	8,630
National Accounts	987	996	1,051
National Property and Other	2,265	2,086	1,965
Total Domestic	15,018	14,414	14,557
International	1,074	1,017	1,072
Total Business Insurance	$16,092	$15,431	$15,629

Gross and net written premiums in 2021 increased by 5% and 4%, respectively, over 2020. Gross and net written premiums in 2021 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in 2020 were negatively impacted by a modest reduction in exposures and a decrease in new business volume, both impacted by COVID-19 and related economic conditions.

Select Accounts. Net written premiums of $2.83 billion in 2021 were comparable with 2020. Retention rates remained strong in 2021. Renewal premium changes in 2021 remained positive and were higher than in 2020. New business premiums in 2021 decreased from 2020.

Middle Market. Net written premiums of $8.93 billion in 2021 increased by 5% over 2020. Retention rates remained strong in 2021. Renewal premium changes in 2021 remained positive and were higher than in 2020. New business premiums in 2021 increased over 2020.

National Accounts. Net written premiums of $987 million in 2021 decreased by 1% from 2020, reflecting, in part, lower audit premium adjustments. Retention rates remained strong in 2021. Renewal premium changes in 2021 were positive and slightly higher than 2020. New business premiums in 2021 increased over 2020.

National Property and Other. Net written premiums of $2.27 billion in 2021 increased by 9% over 2020. Retention rates remained strong in 2021 and increased over 2020. Renewal premium changes in 2021 remained positive and were lower than in 2020. New business premiums in 2021 decreased from 2020.

International. Net written premiums of $1.07 billion in 2021 increased by 6% over 2020, primarily driven by changes in foreign currency exchange rates and the Company's operations in the United Kingdom and at Lloyd's.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2021	2020	2019
Revenues
Earned premiums	$3,138	$2,823	$2,565
Net investment income	247	213	233
Other revenues	23	27	26
Total revenues	3,408	3,063	2,824

Total claims and expenses	2,575	2,483	2,055

Segment income before income taxes	833	580	769
Income tax expense	165	107	151
Segment income	$668	$473	$618

Loss and loss adjustment expense ratio	46.6%	51.5%	42.2%
Underwriting expense ratio	34.9	35.9	37.3
Combined ratio	81.5%	87.4%	79.5%

Overview

Segment income in 2021 was $668 million, $195 million or 41% higher than segment income of $473 million in 2020. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) net favorable prior year reserve development of $105 million in 2021 compared to net unfavorable prior year reserve development of $1 million in 2020 and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in 2021 and 2020 were $40 million and $11 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) earned pricing that exceeded loss cost trends, (ii) higher business volumes and (iii) a lower level of losses associated with COVID-19 and related economic conditions. Income tax expense in 2021 was higher than in 2020, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in 2021 were $3.14 billion, $315 million or 11% higher than in 2020, primarily reflecting an increase in net written premiums over the preceding twelve months. Earned premiums in 2021 and 2020 were not materially impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2021 was $247 million, $34 million or 16% higher than in 2020. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2021 as compared with 2020. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2021 were $1.47 billion, $9 million or 1% higher than in 2020, primarily reflecting the impacts of (i) higher business volumes and (ii) higher catastrophe losses, partially offset by (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in 2020 and (iv) a lower level of losses associated with COVID-19 and related economic conditions.

Factors contributing to net prior year reserve development during the years ended December 31, 2021, 2020 and 2019 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2021 was $570 million, $51 million or 10% higher than in 2020, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2021 were $532 million, $32 million or 6% higher than in 2020, primarily reflecting the impact of higher business volumes. The benefit of lower travel-related expenses related to COVID-19 and related economic conditions in 2021 was higher than in 2020.

Income Tax Expense
Income tax expense in 2021 was $165 million, $58 million or 54% higher than in 2020, primarily reflecting the impact of the $253 million increase in income before income taxes in 2021.

Combined Ratio
The combined ratio of 81.5% in 2021 was 5.9 points lower than the combined ratio of 87.4% in 2020. The loss and loss adjustment expense ratio of 46.6% in 2021 was 4.9 points lower than the loss and loss adjustment expense ratio of 51.5% in 2020. The underwriting expense ratio of 34.9% in 2021 was 1.0 points lower than the underwriting expense ratio of 35.9% in 2020.

Net favorable prior year reserve development in 2021 provided 3.3 points of benefit to the combined ratio. Net unfavorable prior year reserve development had no impact on the combined ratio in 2020. Catastrophe losses in 2021 and 2020 accounted for 1.3 points and 0.4 points, respectively, of the combined ratio. The underlying combined ratio in 2021 was 3.5 points lower than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends, (ii) a lower level of losses associated with COVID-19 and related economic conditions and (iii) a lower expense ratio.

Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Management Liability	$2,243	$1,920	$1,720
Surety	952	910	926
Total Domestic	3,195	2,830	2,646
International	530	354	285
Total Bond & Specialty Insurance	$3,725	$3,184	$2,931

	Net Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Management Liability	$1,983	$1,769	$1,605
Surety	888	845	866
Total Domestic	2,871	2,614	2,471
International	505	337	268
Total Bond & Specialty Insurance	$3,376	$2,951	$2,739

Gross written premiums and net written premiums in 2021 increased by 17% and 14%, respectively, over 2020. Gross and net written premiums in 2021 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in 2020 were negatively impacted by lower surety volumes, primarily due to COVID-19 and related economic conditions.

Domestic. Net written premiums in 2021 were $2.87 billion, $257 million or 10% higher than in 2020. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2021, but declined from 2020. Renewal premium changes in 2021 remained positive and were higher than in 2020. New business premiums in 2021 decreased from 2020.

International. Net written premiums in 2021 were $505 million, $168 million or 50% higher than in 2020, primarily driven by increases in the United Kingdom and Canada, including the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2021	2020	2019
Revenues
Earned premiums	$11,983	$10,927	$10,407
Net investment income	521	381	419
Fee income	27	24	22
Other revenues	97	76	87
Total revenues	12,628	11,408	10,935

Total claims and expenses	11,689	9,905	9,916

Segment income before income taxes	939	1,503	1,019
Income tax expense	179	308	195
Segment income	$760	$1,195	$824

Loss and loss adjustment expense ratio	70.3%	62.8%	68.0%
Underwriting expense ratio	26.2	26.9	26.2
Combined ratio	96.5%	89.7%	94.2%
Overview

Segment income in 2021 was $760 million, $435 million or 36% lower than segment income of $1.20 billion in 2020. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins, (ii) lower net favorable prior year reserve development and (iii) higher catastrophe losses (net of recoveries under the Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties), partially offset by (iv) higher net investment income. Catastrophe losses in 2021 and 2020 were $1.01 billion and $957 million, respectively. Net favorable prior year reserve development in 2021 and 2020 was $260 million and $443 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in 2020 as a result of the pandemic and, to a lesser extent, elevated severity in the current year and (ii) higher losses in the homeowners and other product line, partially offset by (iii) higher business volumes. Income tax expense in 2021 was lower than in 2020, primarily reflecting the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2021 were $11.98 billion, $1.06 billion or 10% higher than in 2020, primarily reflecting the increase in net written premiums over the preceding twelve months. Net written and earned premiums in 2020 were reduced by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2021 was $521 million, $140 million or 37% higher than in 2020. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2021 as compared with 2020. In addition, refer to note 2 of notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in all years presented included installment premium charges. Installment premium charges in 2021 were higher than in 2020, primarily attributable to the impact of billing relief actions offered to customers as a result of COVID-19 in 2020.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2021 were $8.43 billion, $1.57 billion or 23% higher than in 2020, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity in 2020 as a result of the pandemic and, to a lesser extent, elevated severity in the current year, (ii) higher business volumes, (iii) loss cost trends, (iv) lower net favorable prior year reserve development, (v) higher losses in the homeowners and other product line and (vi) higher catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses, in both 2021 and 2020, were reduced by recoveries under the Company's Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance treaties.

Net favorable prior year reserve development in 2020 primarily resulted from subrogation recoveries related to wildfires in
California in 2017 and 2018. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2021, 2020 and 2019 are discussed in more detail in note 8 of notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2021 was $1.89 billion, $156 million or 9% higher than in 2020, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2021 were $1.37 billion, $56 million or 4% higher than in 2020. The increase in 2021 primarily reflected higher business volumes. The total in 2020 included an increased allowance for expected credit losses on premiums receivable due to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in 2021 was $179 million, $129 million or 42% lower than in 2020, primarily reflecting the impact of the $564 million decrease in income before income taxes in 2021.

Combined Ratio
The combined ratio of 96.5% in 2021 was 6.8 points higher than the combined ratio of 89.7% in 2020. The loss and loss adjustment expense ratio of 70.3% in 2021 was 7.5 points higher than the loss and loss adjustment expense ratio of 62.8% in 2020. The underwriting expense ratio of 26.2% in 2021 was 0.7 points lower than the underwriting expense ratio of 26.9% in 2020.

Catastrophe losses accounted for 8.5 points and 8.8 points of the combined ratio in 2021 and 2020, respectively. Net favorable prior year reserve development in 2021 and 2020 provided 2.2 points and 4.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2021 was 5.2 points higher than the 2020 ratio on the same basis, primarily reflecting the impacts of (i) higher losses in the automobile product line due to a comparison to a low level of loss activity (net of premium refunds) in 2020 as a result of the pandemic and, to a lesser extent, elevated severity in the current year and (ii) higher losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Automobile	$5,852	$5,395	$5,443
Homeowners and Other	6,137	5,457	4,814
Total Domestic	11,989	10,852	10,257
International	701	667	724
Total Personal Insurance	$12,690	$11,519	$10,981

	Net Written Premiums
(for the year ended December 31, in millions)	2021	2020	2019
Domestic:
Automobile	$5,827	$5,369	$5,412
Homeowners and Other	5,980	5,329	4,664
Total Domestic	11,807	10,698	10,076
International	684	652	707
Total Personal Insurance	$12,491	$11,350	$10,783

Gross and net written premiums in 2021 both increased by 10% over 2020. Gross and net written premiums in 2021 were not materially impacted by COVID-19 and related economic conditions. Gross and net written premiums in 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions.
Domestic

Automobile net written premiums of $5.83 billion in 2021 increased by 9% over 2020. Net written premiums in 2020 were negatively impacted by premium refunds provided to personal automobile customers in response to COVID-19 and related economic conditions. Retention rates remained strong in 2021. Renewal premium changes in 2021 were not significant and were lower than in the same periods of 2020. New business premiums in 2021 increased over 2020.

Homeowners and Other net written premiums of $5.98 billion in 2021 increased by 12% over 2020. Retention rates remained strong in 2021. Renewal premium changes in 2021 remained positive and were higher than in 2020.  New business premiums in 2021 increased over 2020.

For its Domestic business, Personal Insurance had approximately 8.9 million and 8.4 million active policies at December 31, 2021 and 2020, respectively.

International
International net written premiums of $684 million in 2021 increased by 5% over 2020, primarily driven by changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 477,000 and 491,000 active policies at December 31, 2021 and 2020, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2021	2020	2019
Income (loss)	$(291)	$(291)	$(297)

The Income (loss) for Interest Expense and Other in both 2021 and 2020 was $(291) million. Pre-tax interest expense in 2021 and 2020 was $340 million and $339 million, respectively. After-tax interest expense in 2021 and 2020 was $269 million and $268 million, respectively.

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

The Company's net asbestos reserves at both December 31, 2021 and 2020 were $1.34 billion, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement. Additionally, a portion of the asbestos reserves relates to assumed reinsurance contracts primarily consisting of reinsurance of excess coverage, including various pool participations.

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

Both the number of policyholders with open asbestos claims and net asbestos-related payments decreased slightly when compared to 2020. Payments on behalf of these policyholders continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in 2021, 2020 and 2019 resulted in $225 million, $295 million and $220 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2021, 2020 and 2019 were $221 million, $237 million and $224 million, respectively. Approximately 9%, 1% and 4% of total net paid losses in 2021, 2020 and 2019, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2021	2020	2019
Beginning reserves:
Gross	$1,668	$1,601	$1,608
Ceded	(330)	(322)	(327)
Net	1,338	1,279	1,281
Incurred losses and loss expenses:
Gross	287	362	268
Ceded	(62)	(67)	(48)
Net	225	295	220
Paid loss and loss expenses:
Gross	267	295	277
Ceded	(46)	(58)	(53)
Net	221	237	224
Foreign exchange and other:
Gross	(1)	—	2
Ceded	—	1	—
Net	(1)	1	2
Ending reserves:
Gross	1,687	1,668	1,601
Ceded	(346)	(330)	(322)
Net	$1,341	$1,338	$1,279

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

In 2021, 2020 and 2019, the Company increased its net environmental reserves by $89 million, $54 million and $76 million, respectively. Net environmental paid loss and loss expenses in 2021, 2020 and 2019 were $75 million, $69 million and $90 million, respectively. Net environmental reserves were $321 million, $307 million and $321 million at December 31, 2021, 2020 and 2019, respectively.

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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2021 were $87.38 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at December 31, 2021 was $77.81 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2021 and 2020.  Below investment grade securities represented 1.4% and 1.8% of the total fixed maturity investment portfolio at December 31, 2021 and 2020, respectively.  The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at December 31, 2021 and 3.8 (4.0 excluding short-term securities) at December 31, 2020.

The carrying values of investments in fixed maturities classified as available for sale at December 31, 2021 and 2020 were as follows:

	2021		2020
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	Aaa/Aa1	$2,149	Aaa/Aa1
Obligations of states, municipalities and political subdivisions:
Local general obligation	19,667	Aaa/Aa1	18,657	Aaa/Aa1
Revenue	11,940	Aaa/Aa1	12,715	Aaa/Aa1
State general obligation	1,223	Aaa/Aa1	1,444	Aaa/Aa1
Pre-refunded	4,032	Aaa/Aa1	3,544	Aaa/Aa1
Total obligations of states, municipalities and political subdivisions	36,862		36,360
Debt securities issued by foreign governments	1,041	Aaa/Aa1	1,054	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	Aaa/Aa1	2,361	Aaa/Aa1
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	4,473	A1	3,993	A1
Insurance	1,626	Aa3	1,380	Aa3
Finance/leasing	34	Ba3	22	Ba3
Brokerage and asset management	101	Aa3	94	Aa3
Total financial	6,234		5,489
Industrial	19,459	A3	17,883	A3
Public utility	4,706	A2	4,255	A2
Canadian municipal securities	1,687	Aa2	1,653	Aa2
Sovereign corporate securities (2)	607	Aaa	609	Aaa
Commercial mortgage-backed securities and project loans (3)	1,304	Aaa	1,418	Aaa
Asset-backed and other	531	Aa1	772	Aa1
Total all other corporate bonds and redeemable preferred stock	34,528		32,079
Total fixed maturities	$77,810	Aa2	$74,003	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans at December 31, 2021 and 2020 were $207 million and $392 million of securities guaranteed by the U.S. government, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2021, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$33,323	42.8%
Aa	18,140	23.3
A	14,757	19.0
Baa	10,483	13.5
Total investment grade	76,703	98.6
Below investment grade	1,107	1.4
Total fixed maturities	$77,810	100.0%

Obligations of States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2021 and 2020 included $36.86 billion and $36.36 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2021 and 2020 were $4.03 billion and $3.54 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $32.83 billion of municipal bonds at December 31, 2021 that were not pre-refunded:

(at December 31, 2021, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$33	$3,340	$1,435	$4,808	Aaa
California	—	2,071	489	2,560	Aaa/Aa1
Virginia	61	1,086	878	2,025	Aaa
Washington	143	1,368	366	1,877	Aaa/Aa1
North Carolina	200	821	543	1,564	Aaa/Aa1
Minnesota	133	1,159	184	1,476	Aaa/Aa1
Colorado	—	908	409	1,317	Aa1
Massachusetts	—	177	1,028	1,205	Aaa/Aa1
Maryland	33	936	109	1,078	Aaa/Aa1
Florida	60	172	720	952	Aa1
Georgia	161	654	116	931	Aaa/Aa1
Tennessee	22	781	108	911	Aa1
Wisconsin	47	678	139	864	Aa1
All others (2)	330	5,516	5,416	11,262	Aaa/Aa1
Total	$1,223	$19,667	$11,940	$32,830	Aaa/Aa1

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

The following table displays the funding sources for the $11.94 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2021:

(at December 31, 2021, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water	$3,336	Aaa/Aa1
Higher education	3,207	Aaa/Aa1
Sewer	1,112	Aaa/Aa1
Power utilities	767	Aa1
Special tax	559	Aa1
Industrial	297	A2
Highway tolls	286	Aa2
Fuel sales	260	Aa1
Transit	200	Aa1
Airport and marina	97	A3
Health care	86	Aa2
Lease	37	Aaa/Aa1
Housing	32	Aaa/Aa1
Lottery	26	Aa1
Other revenue sources	1,638	Aaa/Aa1
Total	$11,940	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2021.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2021:

(at December 31, 2021, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$830	Aaa/Aa1
United Kingdom	195	Aa3
All others (2)	16	A2
Total	$1,041	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

The following table shows the Company’s Eurozone exposure at December 31, 2021 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2021, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$54	A2	$—	—	$7	Baa3
Ireland	—	—	—	—	—	—	173	Baa2
Italy	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		54		—		180
Eurozone Non-Periphery
Germany	—	—	—	—	264	Aaa/Aa1	551	A3
France	87	Aa2	—	—	—	—	614	A2
Netherlands	—	—	124	A1	109	Aaa	225	A3
Finland	—	—	117	Aa1	—	—	—	—
Belgium	—	—	—	—	—	—	124	Baa1
Subtotal	87		241		373		1,514
Total	$87		$295		$373		$1,694
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $434 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.
In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $300 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $206 million to these partnerships.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2021 and 2020 included $1.82 billion and $2.36 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of notes to the consolidated financial statements.

Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2021 and 2020, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.30 billion and $1.42 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of notes to the consolidated financial statements.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  The Company also enters into certain derivative financial instruments from time to time that are reported as part of other investments. At December 31, 2021 and 2020, the carrying value of the Company's other investments was $3.86 billion and $3.40 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests.  These commitments totaled $1.70 billion and $1.72 billion at December 31, 2021 and 2020, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2021 and 2020, the Company had $253 million and $139 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2021 and 2020 was $329 million and $254 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2021 and 2020.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company's subsidiaries participating in Lloyd's, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $33 million and $119 million held by a wholly-owned subsidiary at December 31, 2021 and 2020, respectively, and $34 million and $35 million held by TRV at December 31, 2021 and 2020, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.

Net Unrealized Investment Gains
The net unrealized investment gains that were included in shareholders' equity were as follows:

(at December 31, in millions)	2021	2020	2019
Fixed maturities	$3,062	$5,175	$2,853
Other	(2)	—	—
Unrealized investment gains before tax	3,060	5,175	2,853
Tax expense	645	1,101	607
Net unrealized investment gains included in shareholders' equity at end of year	$2,415	$4,074	$2,246

Net unrealized investment gains included in shareholders’ equity at December 31, 2021 decreased by $1.66 billion from December 31, 2020, primarily due to an increase in interest rates during 2021. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.
For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At December 31, 2021 and 2020, below investment grade securities comprised 1.4% and 1.8%, respectively, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2021 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $239 million and a fair value of $232 million, resulting in a net pre-tax unrealized investment loss of $7 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2021 and accounted for approximately 2% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2021.
Impairment Charges
Impairment charges included in net realized investment gains in the consolidated statement of income were $2 million and $55 million for the years ended December 31, 2021 and 2020, respectively. The total in 2020 included a $40 million other-than-temporary impairment of the carrying value of an equity method investment included in other investments. See note 3 of notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2021, the Company incurred pre-tax realized losses of $5 million on the sale of fixed maturity investments having a fair value of $488 million.

CATASTROPHE MODELING
The Company uses various analyses and methods, including proprietary and third-party modeling processes, to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

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

The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity), based on the proprietary and third-party models utilized by the Company at December 31, 2021.  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $2.0 billion, or 8% of the Company’s common equity at December 31, 2021.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.5	$0.5
1.0% (1-in-100)	$2.0	$0.7
0.4% (1-in-250)	$2.5	$1.2
0.1% (1-in-1,000)	$6.4	$1.7

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	6%	2%
1.0% (1-in-100)	8%	3%
0.4% (1-in-250)	9%	4%
0.1% (1-in-1,000)	24%	6%
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
The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio at December 31, 2021 and catastrophe reinsurance program at January 1, 2022, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1-Business-Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.
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

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades underscore the unpredictability of climate trends, and changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure, more people living in high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and average size of, a home and increased inflation, including as a results of post-event demand surge. For example, the frequency and severity of tornado and hail events in the United States have been more volatile during this time period. In addition, climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that we are experiencing, and are expected to continue to experience over time, an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. Understanding the potential impacts of changing climate conditions is important to the Company's business. Changing climate conditions are expected to evolve over decades. Importantly, because most of its policies renew annually, the Company is able to respond to these changes over time through adjustments to its underwriting strategy, product pricing and related policy terms and conditions, as appropriate. As an example, in recent years the Company has focused on enhancing the strategic management of its catastrophe exposure, adding experts in data science, meteorology, geophysics and environmental engineering, among others, to its catastrophe management organization. The Company also established dedicated teams for each catastrophe peril, with the goal of developing industry-leading scientific and underwriting expertise. These results have been incorporated into the Company’s product development, risk selection, pricing, capital allocation and claim response.

The Company discusses how changing climate conditions may present other issues for its business under “Item 1A - Risk Factors.” and “Outlook.” For example, among other things:

•Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “-Outlook-Underwriting Gain/Loss.” Moreover, the Company's catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions and regulatory responses to catastrophe events not being appropriately reflected in the models, in addition to the other factors mentioned above. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.

•Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States; more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas; and increased regulation adopted in response to potential changes in climate conditions could impact the creditworthiness of issuers affects by such regulations. In addition, as issuers of securities in which the Company invests become increasingly focused on mitigating the potential environmental impact of their operations, the costs associated with such initiatives could affect the business models and realized returns of such issuers. See “Item 1A—Risk Factors—Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses.”

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
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2021	2020
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,931	$3,731
Gross structured settlements	2,900	2,964
Mandatory pools and associations	1,762	1,801
Gross reinsurance recoverables	8,593	8,496
Allowance for estimated uncollectible reinsurance	(141)	(146)
Net reinsurance recoverables	$8,452	$8,350
Net reinsurance recoverables at December 31, 2021 increased by $102 million from December 31, 2020, primarily reflecting the impacts of catastrophe losses in 2021, partially offset by a lower level of structured settlements and recoverables from mandatory pools and associations.
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2021 (in millions).  Also included is the A.M. Best rating of the Company's predominant reinsurer from each such reinsurer group at February 17, 2022:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$531	A+	second highest of 16 ratings
Munich Re Group	297	A+	second highest of 16 ratings
Berkshire Hathaway	289	A++	highest of 16 ratings
Alleghany Group	244	A+	second highest of 16 ratings
Axa Group	187	A+	second highest of 16 ratings

At December 31, 2021, the Company held $981 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2021 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 17, 2022:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$724	A-	fourth highest of 16 ratings
Genworth Financial Group	307	B	seventh highest of 16 ratings
John Hancock Group	264	A+	second highest of 16 ratings
Symetra Financial Corporation	222	A	third highest of 16 ratings
Brighthouse Financial, Inc.	220	A	third highest of 16 ratings

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

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2022.

Property and casualty insurance market conditions are expected to remain competitive during 2022 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

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

On average for the ten-year period ended December 31, 2021, the Company experienced approximately 40% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the cost or coverage terms of such programs will be effective after such dates.

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

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could continue to be affected by COVID-19, such as the pace of the economic recovery, financial market volatility, supply chain disruptions, extraordinary monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at December 31, 2021. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2021, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

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

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for slightly higher levels of fixed income investments, partially offset by the impact of expected lower reinvestment yields on fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $430 million to $440 million for each quarter of 2022. This expectation could be impacted by disruptions in global financial markets.

Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these other investments was particularly strong during 2021 reflecting strong global financial market performance. Given the particularly strong 2021 performance, the Company expects that net investment income from these other investments in 2022 will be significantly lower than in 2021. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment gains of $171 million in 2021. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment gain of $3.06 billion ($2.42 billion after-tax) in its fixed maturity investment portfolio at December 31, 2021. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors.”

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2021, see “Liquidity and Capital Resources” herein. S&P has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. See the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors.”

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors”.
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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2021, TRV held total cash and short-term invested assets in the United States aggregating $1.53 billion and having a weighted average maturity of 28 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.18 billion). TRV’s holding company liquidity of $1.53 billion at December 31, 2021 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2021.

TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 10, 2022 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At December 31, 2021, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $279 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2021. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities were $7.27 billion and $6.52 billion in 2021 and 2020, respectively.  The increase in cash flows in 2021 primarily reflected the impacts of higher levels of cash received for premiums and net investment income, partially offset by higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commissions. The increase in cash received for premiums in 2021 compared to the prior year was impacted by premium refunds provided primarily in 2020 to personal automobile customers in response to COVID-19 and related economic conditions. The increase in cash paid for claims and claim adjustment expenses in 2021 reflected the impact in 2020 of COVID-19 and related economic conditions, such as lower loss payments in the automobile product line due to a decrease in miles driven. Both years were impacted by reduced judicial system and claims settlement activity related to COVID-19 and related economic conditions. Cash paid for claims and claim adjustment expenses in the prior year also benefited from $380 million of subrogation recoveries from PG&E related to the 2017 and 2018 California wildfires received in 2020.
Investing Activities
Net cash used in investing activities was $5.20 billion and $4.89 billion in 2021 and 2020, respectively.  The Company’s consolidated total investments at December 31, 2021 increased by $2.95 billion, or 3% over December 31, 2020, primarily reflecting the impact of (i) net cash flows provided by operating activities, partially offset by (ii) a decrease in net unrealized gains on investments at December 31, 2021 as compared with December 31, 2020, due to the impact of higher interest rates during 2021, and (iii) net cash used in financing activities.
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

Financing Activities
Net cash used in financing activities were $2.04 billion and $1.42 billion in 2021 and 2020, respectively.  The totals in both 2021 and 2020 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from the issuance of debt and employee stock option exercises. The total in 2020 also included the payment of $500 million of maturing debt. Common share repurchases in 2021 and 2020 were $2.20 billion and $672 million, respectively.
Debt Transactions.
2021. On June 8, 2021, the Company issued $750 million aggregate principal amount of 3.05% senior notes that will mature on June 8, 2051. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $739 million. Interest on the senior notes is payable semi-annually in arrears on June 8 and December 8. Prior to December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding December 8, 2050 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points. On or after December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Dividends.  Dividends paid to shareholders were $869 million and $861 million in 2021 and 2020, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 20, 2022, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.88 per share, payable March 31, 2022 to shareholders of record on March 10, 2022.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The most recent authorization was approved by the Board of Directors on April 20, 2021 and added $5.0 billion of repurchase capacity to the $805 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. During 2021, the Company repurchased 13.9 million shares under its share repurchase authorization, for a total of $2.16 billion. The average cost per share repurchased was $154.79. Common share repurchases in 2021 were higher than the total of $625 million in 2020, due, in part, to uncertainties related to the impact of COVID-19 and related economic conditions in 2020. At December 31, 2021, the Company had $4.01 billion of capacity remaining under its share repurchase authorization.
From the inception of the first authorization on May 2, 2006 through December 31, 2021, the Company has repurchased a cumulative total of 526.9 million shares for a total of $36.99 billion, or an average of $70.21 per share.
In both 2021 and 2020, the Company acquired 0.3 million shares of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2021 and 2020:

(at December 31, in millions)	2021	2020
Debt:
Short-term	$100	$100
Long-term	7,254	6,504
Net unamortized fair value adjustments and debt issuance costs	(64)	(54)
Total debt	7,290	6,550
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,694	26,699
Accumulated other comprehensive income	1,193	2,502
Total shareholders’ equity	28,887	29,201
Total capitalization	$36,177	$35,751

Total capitalization at December 31, 2021 was $36.18 billion, $426 million higher than at December 31, 2020, primarily reflecting the impacts of (i) net income of $3.66 billion and (ii) proceeds from the exercise of employee share options of $293 million, partially offset by (iii) common share repurchases totaling $2.16 billion under the Company’s share repurchase authorization, (iv) other comprehensive loss of $1.31 billion, primarily reflecting the decrease in net unrealized appreciation on investments due to an increase in interest rates during 2021, and (v) shareholder dividends of $876 million.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity:

(at December 31, dollars in millions)	2021	2020
Total capitalization	$36,177	$35,751
Less: net unrealized gains on investments, net of taxes, included in shareholders' equity	2,415	4,074
Total capitalization excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	$33,762	$31,677
Debt-to-total capital ratio	20.2%	18.3%
Debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders' equity	21.6%	20.7%

The debt-to-total capital ratio excluding net unrealized gains on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains included in shareholders’ equity of 21.6% at December 31, 2021 was within the Company’s target range of 15% to 25%.

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
Share Repurchase Authorization.  At December 31, 2021, the Company had $4.01 billion of capacity remaining under its share repurchase authorization approved by the Board of Directors.

Cash Requirements from Contractual and Other Obligations
The following table summarizes, as of December 31, 2021, the Company’s future payments under material contractual obligations and estimated claims and claim-related payments.  The table includes only liabilities at December 31, 2021 that are expected to be settled in cash.
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

The material cash requirements from contractual and other obligations at December 31, 2021 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$7,000	$—	$—	$200	$6,800
Junior subordinated debentures	254	—	—	—	254
Total debt principal	7,254	—	—	200	7,054
Interest	6,919	348	696	689	5,186
Total long-term debt obligations (1)	14,173	348	696	889	12,240
Real estate and other operating leases (2)	372	100	149	80	43
Information systems-related commitments (3)	486	285	162	39	—
Long-term unfunded investment commitments (4)	1,699	349	558	547	245
Estimated claims and claim-related payments
Claims and claim adjustment expenses (5)	55,197	12,064	13,858	7,082	22,193
Claims from large deductible policies (6)	—	—	—	—	—
Total estimated claims and claim-related payments	55,197	12,064	13,858	7,082	22,193
Total	$71,927	$13,146	$15,423	$8,637	$34,721
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
(3)Includes agreements with vendors to purchase system software (including software as a service), software maintenance services and technology-related costs.
(4)Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships, real estate partnerships and other, as well as a put/call option entered into by the Company in connection with a business acquisition.
(5)The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables, excluding structured settlements expected to be paid by annuity companies.

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

The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,418	$1,061	$1,091	$651	$2,615
The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$49,779	$11,003	$12,767	$6,431	$19,578
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2021.
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
(6)    Workers’ compensation large deductible policies provide third-party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. “Claims from large deductible policies” represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as “contractholder payables” and “contractholder receivables,” respectively. Most deductibles for such policies are paid directly from the policyholder’s escrow, which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within “Claims and claim adjustment expenses” in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$3,890	$1,121	$1,109	$531	$1,129
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

The Company believes that the combination of operating company liquidity, holding company liquidity, its investment portfolio and its capital resources are sufficient to meet its contractual obligations.

Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.08 billion is available by the end of 2022 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2022 and/or increase the amount of dividends from its insurance subsidiaries in 2022, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

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

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2021.

TRV and its two non-insurance holding company subsidiaries received dividends of $2.18 billion and $2.00 billion from their U.S. insurance subsidiaries in 2021 and 2020, respectively.
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

The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2022 and does not anticipate having a minimum funding requirement in 2023. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2021, 2020 and 2019, there was no minimum funding requirement for the qualified domestic pension plan.  In 2021, 2020 and 2019, the Company made no voluntary contributions to the qualified domestic pension plan. The qualified domestic pension plan had a funded status of 116% and 107% at December 31, 2021 and 2020, respectively. Based on its funded status at December 31, 2021, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2022. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.

The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2022, the Company plans to apply an expected long-term rate of return on plan assets of 6.50%, comparable with 2021. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.

For further discussion of the pension and other postretirement benefit plans, see note 15 of notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2021 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2021.

Off-Balance Sheet Arrangements
The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 17 of notes to the consolidated financial statements. The Company does not believe it is reasonably likely that these arrangements will have a material current or future effect on the Company’s financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES
The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets.
Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2021			December 31, 2020
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,351	$8,863	$14,214	$5,267	$8,098	$13,365
Commercial property	1,220	392	1,612	1,006	366	1,372
Commercial multi-peril	2,404	2,573	4,977	2,354	2,311	4,665
Commercial automobile	2,594	2,335	4,929	2,551	2,231	4,782
Workers’ compensation	10,152	9,551	19,703	10,271	9,514	19,785
Fidelity and surety	188	436	624	215	317	532
Personal automobile	2,062	1,765	3,827	1,901	1,514	3,415
Personal homeowners and other	1,021	1,395	2,416	901	1,168	2,069
International and other	2,525	2,070	4,595	2,565	1,960	4,525
Property-casualty	27,517	29,380	56,897	27,031	27,479	54,510
Accident and health	10	—	10	11	—	11
Claims and claim adjustment expense reserves	$27,527	$29,380	$56,907	$27,042	$27,479	$54,521

The $2.39 billion increase in gross claims and claim adjustment expense reserves since December 31, 2020 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) catastrophe losses in 2021, (iii) loss cost trends for the current accident year and (iv) reduced claim settlement activity largely due to continued disruptions in the judicial system related to COVID-19.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the foregoing summary table. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation,” “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” herein.
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

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, changes in the tort environment, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. The Company refines its estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established. Due to the inherent uncertainty underlying these estimates including, but not limited to, the future settlement environment, final resolution of the estimated liability for claims and claim adjustment expenses may be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially different than the amount currently recorded-favorable or unfavorable. Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.

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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.04 billion at December 31, 2021) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

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

Some risk factors will affect more than one product line. Examples, some of which have been exacerbated by COVID-19, include changes in claim department practices, changes in the tort environment, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, medical utilization and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

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

While the Company utilizes these conventional actuarial methods to estimate the claims liability for its various businesses, Company actuaries evaluating a particular component for a product line may select from the full range of methods developed within the casualty actuarial profession. The Company’s actuaries are also regularly monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 6% (averaging -1%) for the Company, and from -3% to 3% (averaging -1%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 22% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company's runoff operations, was 1% for 2021, 3% for 2020 and 6% for 2019. The 2021 change primarily reflected higher than expected loss experience in Bond & Specialty Insurance for accident years 2012 and 2017 through 2019 and in Business Insurance for accident years 2018 through 2020. The 2020 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2015 through 2019 and in Bond & Specialty Insurance for accident years 2015, 2018 and 2019. The 2019 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2013 through 2018, partially offset by better than expected loss experience for management liability coverages in Bond & Specialty Insurance for accident years 2013 through 2015.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -21% to -6% (averaging -12%) for the Company, and from -10% to -5% (averaging -6%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.

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

The Company’s change in reserve estimate for this product line was -10% for 2021, -11% for 2020 and -6% for 2019. The 2021 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2020. The 2020 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2019 and the PG&E subrogation recovery for accident years 2017 and 2018. The 2019 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2016 through 2018.

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 4% (averaging 1%) for the Company, and from -3% to 1% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.

As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves and increases in reserves in the Company's runoff operations, was 0% for 2021, 0% for 2020 and 4% for 2019. In 2021, higher than expected loss experience for liability coverages for accident years 2017 and 2018 was largely offset by better than expected loss experience for liability coverages for accident years 2012 through 2016. In 2020, higher than expected loss experience for liability coverages for accident year 2019 was largely offset by the PG&E subrogation recovery for accident years 2017 and 2018. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2017 and 2018.

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
•Changes in the underlying court system
•Changes in case law
•Litigation trends
•Increases in attorney involvement in, or impact on, claims
•Frequency of claims with payment capped by policy limits
•Change in average severity of accidents, or proportion of severe accidents, including the impact of inflation
•Changes in auto safety technology
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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 11% (averaging 2%) for the Company, and from 2% to 7% (averaging 5%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -2% for 2021, 4% for 2020 and 7% for 2019. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverage for accident year 2020. The 2020 change primarily reflected higher than expected loss experience for liability coverages for accident year 2019. The 2019 change primarily reflected higher than expected loss experience for liability coverages for accident years 2015 through 2018.

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

 Medical risk factors
•Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules (“inflation”)
•Availability of medical providers and medical wage impacts
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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 0% (averaging -2%) for the Company, and from -5% to -1% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 35% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -3% for 2021, -3% for 2020 and -4% for 2019. The 2021 change primarily reflected better than expected loss experience for accident years 2020 and prior. The 2020 change primarily reflected better than expected loss experience for accident years 2018 and prior. The 2019 change primarily reflected better than expected loss experience for accident years 2018 and prior.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -10% (averaging -21%) for the Company, and from -17% to 0% (averaging -11%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.

In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

The Company’s change in reserve estimate for this product line was -27% for 2021, -12% for 2020 and -11% for 2019. The 2021 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2017 and 2020. The 2020 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015, 2018 and 2019. The 2019 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident year 2017.

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
•Litigation trends
•Increases in attorney involvement in, or impact on, claims

•Frequency of claims with payment capped by policy limits
•Change in average severity of accidents, or proportion of severe accidents, including the impact of inflation
•Changes in auto technology, including safety features
•Frequency and severity of claims involving distracted drivers and pedestrians
•Subrogation opportunities
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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 3% (averaging -1%) for the Company, and from -3% to 2% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 7% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -4% for 2021, -2% for 2020 and -2% for 2019. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2017 through 2020. The 2020 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2016 through 2018. The 2019 change primarily reflected better than expected loss experience for liability coverages in accident years 2016 through 2018.

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

The liability portion of the homeowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Personal Insurance Other products include personal umbrella policies, among others. See “general liability reserving risk factors,” discussed above, for reserving risk factors related to umbrella coverages.

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

•Local building codes
•Construction and building labor and material costs
•Litigation trends
•Trends in jury awards
•Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)
•Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)
•Court or legislative changes to the statute of limitations

Additional risk factors for catastrophes
•Physical concentration of policyholders
•Availability and cost of local contractors
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
•Degree of concentration of policyholders
•Changes in underwriting standards
•Changes in the use of permissible data for rating and underwriting

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal homeowners and other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line (excluding Personal Insurance Other, which for statutory reporting purposes is included with other lines of business) over the last nine years has varied from -28% to 3% (averaging -10%) for the Company, and from -7% to 1% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal homeowners and other reserves represent approximately 4% of the Company’s total claims and claim adjustment expense reserves.

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

The Company’s change in reserve estimate for this product line (excluding Personal Insurance Other) was -9% for 2021, -28% for 2020 and -5% for 2019. The 2021 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2016 through 2018 and 2020. The 2020 change primarily reflected the PG&E subrogation recovery for accident years 2017 and 2018, partially offset by higher than expected loss experience for catastrophe and non-catastrophe losses for accident year 2019. The 2019 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2015, 2016 and 2018.

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

OTHER UNCERTAINTIES
For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial position, see note 17 of notes to the consolidated financial statements and “Item 1A—Risk Factors.”

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
•catastrophe losses and modeling, including statements about probabilities or likelihood of exceedance;
•the impact of investment (including changes in interest rates), economic (including inflation, changes in tax law, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
•the impact of changing climate conditions;
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2021. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company's investment portfolio at December 31, 2021 and 2020 was $87.38 billion and $84.42 billion, respectively, of which 89% and 88% was invested in fixed maturity securities, respectively. At December 31, 2021 and 2020, approximately 6.8% and 6.6%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.2% of the total invested assets at both December 31, 2021 and 2020. Invested assets denominated in the British Pound Sterling comprised approximately 2.1% and 1.8% of total invested assets at December 31, 2021 and 2020, respectively. Invested assets denominated in other currencies at December 31, 2021 and 2020 were not material.

There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2021 compared to the year ended December 31, 2020. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2021 and 2020.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2021 and 2020 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.33 billion and $1.87 billion based on a 100 basis point increase in interest rates at December 31, 2021 and 2020, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $596 million and $555 million at December 31, 2021 and 2020, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company's claims and claim adjustment expense reserves balance at December 31, 2021 was $56.9 billion.

We identified the evaluation of the estimate of claims and claim adjustment expense reserves as a critical audit matter. The process of evaluating the estimate of claims and claim adjustment expense reserves involves significant auditor judgment due to the inherent uncertainty in the ultimate amounts and timing of claim payments, which may be affected by a number of internal and external considerations, such as:
•changes in claims handling procedures
•economic inflation and changes in the tort environment
•legislative changes, among others.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process for claims and claim adjustment expense reserves. This included controls related to the actuarial analyses and the determination of the Company’s estimate of the claims and claim adjustment expense reserves. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the assumptions and methodologies underlying the Company’s claims and claim adjustment expense reserve estimate
•evaluating the Company’s estimates by performing independent analyses of claims and claim adjustment expense reserves for certain lines of business
•assessing the Company's internally prepared actuarial analyses in comparison to the Company's internal experience and related industry trends for selected other lines of business
•developing an overall range of reserve estimates and assessing the position of the Company’s recorded reserve relative to the range.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1994.
New York, New York
February 17, 2022

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2021	2020	2019
Revenues
Premiums	$30,855	$29,044	$28,272
Net investment income	3,033	2,227	2,468
Fee income	402	429	459
Net realized investment gains	171	2	113
Other revenues	355	279	269
Total revenues	34,816	31,981	31,581
Claims and expenses
Claims and claim adjustment expenses	20,298	19,123	19,133
Amortization of deferred acquisition costs	5,043	4,773	4,601
General and administrative expenses	4,677	4,509	4,365
Interest expense	340	339	344
Total claims and expenses	30,358	28,744	28,443
Income before income taxes	4,458	3,237	3,138
Income tax expense	796	540	516
Net income	$3,662	$2,697	$2,622
Net income per share
Basic	$14.63	$10.56	$10.01
Diluted	$14.49	$10.52	$9.92
Weighted average number of common shares outstanding
Basic	248.5	253.5	260.0
Diluted	250.8	254.6	262.3
The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the year ended December 31,	2021	2020	2019
Net income	$3,662	$2,697	$2,622
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(2,115)	2,331	2,994
Having credit losses recognized in the consolidated statement of income	—	(9)	(4)
Net changes in benefit plan assets and obligations	455	18	33
Net changes in unrealized foreign currency translation	(11)	12	117
Other comprehensive income (loss) before income taxes	(1,671)	2,352	3,140
Income tax expense (benefit)	(362)	490	641
Other comprehensive income (loss), net of taxes	(1,309)	1,862	2,499
Comprehensive income	$2,353	$4,559	$5,121

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2021	2020
Assets
Fixed maturities, available for sale, at fair value (amortized cost $74,751 and $68,830; allowance for expected credit losses of $3 and $2)	$77,810	$74,003
Equity securities, at fair value (cost $749 and $415)	893	484
Real estate investments	979	1,026
Short-term securities	3,836	5,511
Other investments	3,857	3,399
Total investments	87,375	84,423
Cash	761	721
Investment income accrued	615	603
Premiums receivable (net of allowance for expected credit losses of $107 and $105)	8,085	7,829
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $141 and $146)	8,452	8,350
Ceded unearned premiums	902	772
Deferred acquisition costs	2,542	2,358
Contractholder receivables (net of allowance for expected credit losses of $21 and $19)	3,890	4,242
Goodwill	4,008	3,976
Other intangible assets	306	317
Other assets	3,530	3,173
Total assets	$120,466	$116,764
Liabilities
Claims and claim adjustment expense reserves	$56,907	$54,521
Unearned premium reserves	16,469	15,222
Contractholder payables	3,911	4,261
Payables for reinsurance premiums	384	356
Deferred taxes	289	558
Debt	7,290	6,550
Other liabilities	6,329	6,095
Total liabilities	91,579	87,563
Shareholders’ equity
Common stock (1,750.0 shares authorized; 241.2 and 252.4 shares issued and outstanding)	24,154	23,743
Retained earnings	41,555	38,771
Accumulated other comprehensive income	1,193	2,502
Treasury stock, at cost (541.5 and 527.3 shares)	(38,015)	(35,815)
Total shareholders’ equity	28,887	29,201
Total liabilities and shareholders’ equity	$120,466	$116,764

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2021	2020	2019
Common stock
Balance, beginning of year	$23,743	$23,469	$23,144
Employee share-based compensation	247	123	180
Compensation amortization under share-based plans and other changes	164	151	145
Balance, end of year	24,154	23,743	23,469
Retained earnings		.
Balance, beginning of year	38,771	36,977	35,204
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	(43)	—
Net income	3,662	2,697	2,622
Dividends	(876)	(864)	(848)
Other	(2)	4	(1)
Balance, end of year	41,555	38,771	36,977
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	2,502	640	(1,859)
Other comprehensive income (loss)	(1,309)	1,862	2,499
Balance, end of year	1,193	2,502	640
Treasury stock, at cost
Balance, beginning of year	(35,815)	(35,143)	(33,595)
Treasury stock acquired — share repurchase authorization	(2,156)	(625)	(1,500)
Net shares acquired related to employee share-based compensation plans	(44)	(47)	(48)
Balance, end of year	(38,015)	(35,815)	(35,143)
Total shareholders’ equity	$28,887	$29,201	$25,943
Common shares outstanding
Balance, beginning of year	252.4	255.5	263.6
Treasury stock acquired — share repurchase authorization	(13.9)	(4.9)	(10.8)
Net shares issued under employee share-based compensation plans	2.7	1.8	2.7
Balance, end of year	241.2	252.4	255.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2021	2020	2019
Cash flows from operating activities
Net income	$3,662	$2,697	$2,622
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(171)	(2)	(113)
Depreciation and amortization	870	789	763
Deferred federal income tax expense (benefit)	62	(29)	(33)
Amortization of deferred acquisition costs	5,043	4,773	4,601
Equity in income from other investments	(993)	(130)	(251)
Premiums receivable	(258)	94	(384)
Reinsurance recoverables	(101)	(162)	157
Deferred acquisition costs	(5,227)	(4,854)	(4,747)
Claims and claim adjustment expense reserves	2,388	2,622	1,047
Unearned premium reserves	1,249	592	1,008
Other	750	129	535
Net cash provided by operating activities	7,274	6,519	5,205
Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,852	7,387	6,845
Proceeds from sales of investments:
Fixed maturities	3,165	3,057	2,187
Equity securities	102	116	165
Real estate investments	31	—	—
Other investments	427	276	434
Purchases of investments:
Fixed maturities	(18,153)	(14,073)	(10,711)
Equity securities	(407)	(127)	(100)
Real estate investments	(28)	(113)	(107)
Other investments	(520)	(472)	(491)
Net sales (purchases) of short-term securities	1,671	(566)	(957)
Securities transactions in the course of settlement	(19)	(47)	158
Acquisition, net of cash acquired	(38)	—	—
Other	(279)	(330)	(325)
Net cash used in investing activities	(5,196)	(4,892)	(2,902)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(2,156)	(625)	(1,500)
Treasury stock acquired — net employee share-based compensation	(44)	(47)	(48)
Dividends paid to shareholders	(869)	(861)	(844)
Payment of debt	—	(500)	(500)
Issuance of debt	739	490	492
Issuance of common stock — employee share options	293	127	213
Net cash used in financing activities	(2,037)	(1,416)	(2,187)
Effect of exchange rate changes on cash	(1)	16	5
Net increase in cash	40	227	121
Cash at beginning of year	721	494	373
Cash at end of year	$761	$721	$494
Supplemental disclosure of cash flow information
Income taxes paid	$707	$578	$428
Interest paid	$337	$339	$338

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company).  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2020 and 2019 financial statements to conform to the 2021 presentation.
Adoption of Accounting Standards
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables and structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, FASB issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The Company adopted the guidance for the quarter ended March 31, 2021. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Management's Discussion and Analysis, Selected Financial Data and Supplementary Financial Information

In November 2020, the SEC issued Release No. 33-10890 to adopt amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K, including the elimination of the requirement to disclose five years of selected financial data. The amendments in the release became effective February 10, 2021 with application of the amended rules required for fiscal years ending on or after August 9, 2021. The Company applied the amended requirements beginning with the year ended December 31, 2021 and no longer provides five years of selected quarterly financial data in the notes to consolidated financial statements.

Accounting Policies
Investments
Fixed Maturities
Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to other comprehensive income.
Equity Securities
Equity securities, which include public and non-public common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net realized investment gains (losses).
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Other
Derivatives are also included in other investments. The Company’s derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses).  For a further discussion of the derivatives used by the Company, see note 3.
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
Net Realized Investment Gains and Losses
Net realized investment gains and losses include net realized gains (losses) from the sale of investments, credit impairment losses on investment assets, changes in the fair value of equity securities, foreign currency transaction gains and losses and changes in the fair value of derivative financial instruments. Net realized investment gains (losses) on the sale of investments are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date.
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

Determination of Credit Loss — Fixed Maturities
The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security.  If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized as an impairment loss in net realized investment gains (losses).
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
As a result of the reviews performed for the years ended December 31, 2021, 2020 and 2019, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
Internal-Use Software
In the ordinary course of business, the Company develops and purchases software as well as enters into arrangements to utilize software as a service under cloud computing arrangements. These software costs and any costs related to the implementation and set-up of the cloud computing arrangements are capitalized and reported within other assets in the consolidated balance sheet.

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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2021 and 2020, the Company had a liability of $176 million and $178 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $8 million and $10 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2021, 2020 and 2019.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $69 million at both December 31, 2021 and 2020.
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
Premiums and Unearned Premium Reserves
Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium. However, the impact of extended payment terms and non-cancellation concessions granted to customers as a result of COVID-19 and related economic conditions is also considered in the Company's evaluation of the allowance.
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
Foreign Currency
The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reported in net realized investment gains (losses). Functional currency amounts are then translated into U.S. dollars. The foreign currency remeasurement and translation are calculated using current exchange rates for items reported in the balance sheet and average exchange rates for items recorded in earnings.  The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.
Foreign currency gains and losses related to the changes in fair value of available-for-sale fixed maturities are reported in other comprehensive income. All other foreign currency transaction gains and losses are reported in earnings.

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
Nature of Operations
Business Insurance
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s.  Business Insurance is organized as follows:
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

Bond & Specialty Insurance
Bond & Specialty Insurance offers surety, fidelity, management liability, professional liability, and other property and casualty coverages and related risk management services to its customers, primarily in the United States, and certain specialty insurance products in Canada, the United Kingdom, the Republic of Ireland and Brazil (through a joint venture, as described below), in each case utilizing various degrees of financially-based underwriting approaches.  The range of coverages includes performance, payment and commercial surety bonds for construction and general commercial enterprises; management liability coverages including directors’ and officers’ liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk for public corporations, private companies, not-for-profit organizations and financial institutions; professional liability coverage for a variety of professionals including, among others, lawyers and design professionals; in the United States only, property, workers’ compensation, auto and general liability for financial institutions; and transactional liability coverages to public and private companies.
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
Personal Insurance
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
Automobile policies provide coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured’s own vehicle from collision, fire, flood, hail and theft.  In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.
Homeowners and Other policies provide protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties.  The Company also writes coverage for boats and yachts, valuable personal items such as jewelry, umbrella liability, and weddings and special events.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2021
Premiums	$15,734	$3,138	$11,983	$30,855
Net investment income	2,265	247	521	3,033
Fee income	375	—	27	402
Other revenues	235	23	97	355
Total segment revenues (1)	$18,609	$3,408	$12,628	$34,645
Amortization and depreciation	$3,180	$643	$2,084	$5,907
Income tax expense	499	165	179	843
Segment income (1)	2,385	668	760	3,813
2020
Premiums	$15,294	$2,823	$10,927	$29,044
Net investment income	1,633	213	381	2,227
Fee income	405	—	24	429
Other revenues	176	27	76	279
Total segment revenues (1)	$17,508	$3,063	$11,408	$31,979
Amortization and depreciation	$3,069	$579	$1,908	$5,556
Income tax expense	213	107	308	628
Segment income (1)	1,309	473	1,195	2,977
2019
Premiums	$15,300	$2,565	$10,407	$28,272
Net investment income	1,816	233	419	2,468
Fee income	437	—	22	459
Other revenues	155	26	87	268
Total segment revenues (1)	$17,708	$2,824	$10,935	$31,467
Amortization and depreciation	$3,037	$533	$1,787	$5,357
Income tax expense	223	151	195	569
Segment income (1)	1,392	618	824	2,834
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2021	2020	2019
Business Insurance:
Domestic:
Select Accounts	$2,833	$2,821	$2,911
Middle Market	8,933	8,511	8,630
National Accounts	987	996	1,051
National Property and Other	2,265	2,086	1,965
Total Domestic	15,018	14,414	14,557
International	1,074	1,017	1,072
Total Business Insurance	16,092	15,431	15,629
Bond & Specialty Insurance:
Domestic:
Management Liability	1,983	1,769	1,605
Surety	888	845	866
Total Domestic	2,871	2,614	2,471
International	505	337	268
Total Bond & Specialty Insurance	3,376	2,951	2,739
Personal Insurance:
Domestic:
Automobile	5,827	5,369	5,412
Homeowners and Other	5,980	5,329	4,664
Total Domestic	11,807	10,698	10,076
International	684	652	707
Total Personal Insurance	12,491	11,350	10,783
Total consolidated net written premiums	$31,959	$29,732	$29,151

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2021	2020	2019
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,227	$3,378	$3,829
Commercial automobile	2,855	2,761	2,632
Commercial property	2,275	2,087	1,937
General liability	2,576	2,401	2,342
Commercial multi-peril	3,667	3,552	3,453
Other	65	54	40
Total Domestic	14,665	14,233	14,233
International	1,069	1,061	1,067
Total Business Insurance	15,734	15,294	15,300
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,091	1,075	1,036
General liability	1,415	1,219	1,082
Other	220	237	216
Total Domestic	2,726	2,531	2,334
International	412	292	231
Total Bond & Specialty Insurance	3,138	2,823	2,565
Personal Insurance:
Domestic
Automobile	5,687	5,280	5,311
Homeowners and Other	5,608	4,988	4,393
Total Domestic	11,295	10,268	9,704
International	688	659	703
Total Personal Insurance	11,983	10,927	10,407
Total earned premiums	30,855	29,044	28,272
Net investment income	3,033	2,227	2,468
Fee income	402	429	459
Other revenues	355	279	268
Total segment revenues	34,645	31,979	31,467
Other revenues	—	—	1
Net realized investment gains	171	2	113
Total revenues	$34,816	$31,981	$31,581
Income reconciliation, net of tax
Total segment income	$3,813	$2,977	$2,834
Interest Expense and Other (1)	(291)	(291)	(297)
Core income	3,522	2,686	2,537
Net realized investment gains	132	11	85
Impact of changes in tax laws and/or tax rates (2)	8	—	—
Net income	$3,662	$2,697	$2,622
______________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $269 million, $268 million and $272 million in 2021, 2020 and 2019, respectively.
(2)    Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2021	2020
Asset reconciliation:
Business Insurance	$90,353	$88,422
Bond & Specialty Insurance	10,146	9,420
Personal Insurance	18,983	18,328
Total assets for reportable segments	119,482	116,170
Other assets (1)	984	594
Total consolidated assets	$120,466	$116,764
___________________________________________
(1)    The primary components of other assets at both December 31, 2021 and 2020, were accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2021	2020	2019
U.S.	$32,596	$30,123	$29,638
Non-U.S.:
Canada	1,351	1,278	1,371
Other Non-U.S.	869	580	572
Total Non-U.S.	2,220	1,858	1,943
Total revenues	$34,816	$31,981	$31,581

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2021, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,574	$—	$20	$32	$3,562
Obligations of states, municipalities and political subdivisions:
Local general obligation	18,668	—	1,045	46	19,667
Revenue	11,274	—	693	27	11,940
State general obligation	1,158	—	67	2	1,223
Pre-refunded	3,825	—	207	—	4,032
Total obligations of states, municipalities and political subdivisions	34,925	—	2,012	75	36,862
Debt securities issued by foreign governments	1,041	—	7	7	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	—	68	5	1,817
All other corporate bonds	33,445	3	1,247	175	34,514
Redeemable preferred stock	12	—	2	—	14
Total	$74,751	$3	$3,356	$294	$77,810

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2020, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,111	$—	$38	$—	$2,149
Obligations of states, municipalities and political subdivisions:
Local general obligation	17,289	—	1,370	2	18,657
Revenue	11,806	—	909	—	12,715
State general obligation	1,343	—	101	—	1,444
Pre-refunded	3,325	—	219	—	3,544
Total obligations of states, municipalities and political subdivisions	33,763	—	2,599	2	36,360
Debt securities issued by foreign governments	1,028	—	26	—	1,054
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,222	—	139	—	2,361
All other corporate bonds	29,683	2	2,382	9	32,054
Redeemable preferred stock	23	—	2	—	25
Total	$68,830	$2	$5,186	$11	$74,003

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2021, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,592	$4,635
Due after 1 year through 5 years	18,081	18,833
Due after 5 years through 10 years	25,645	26,401
Due after 10 years	24,679	26,124
	72,997	75,993
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	1,817
Total	$74,751	$77,810
Pre-refunded bonds of $4.03 billion and $3.54 billion at December 31, 2021 and 2020, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2021 and 2020 included $1.82 billion and $2.36 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2021 and 2020 were $846 million and $1.24 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $971 million and $1.12 billion at December 31, 2021 and 2020, respectively. Approximately 47% and 65% of the Company’s CMO holdings at December 31, 2021 and 2020, respectively, were guaranteed

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $511 million and $396 million of non-guaranteed CMO holdings at December 31, 2021 and 2020, respectively, was “Aaa/Aa1” and “Aa1,” respectively.  The weighted average credit rating of all of the above securities was "Aaa/Aa1” at both December 31, 2021 and 2020.
At December 31, 2021 and 2020, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.30 billion and $1.42 billion, respectively, which are included in “All other corporate bonds” in the tables above.  At December 31, 2021 and 2020, approximately $207 million and $392 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $1.09 billion and $1.03 billion of non-guaranteed securities at December 31, 2021 and 2020, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa” at both December 31, 2021 and 2020.
At December 31, 2021 and 2020, the Company had $253 million and $139 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from sales of fixed maturities classified as available for sale were $3.17 billion, $3.06 billion and $2.19 billion in 2021, 2020 and 2019, respectively. Gross gains of $74 million, $70 million and $67 million and gross losses of $5 million, $3 million and $8 million were realized on those sales in 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, the Company’s insurance subsidiaries had $4.32 billion and $4.45 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $58 million and $52 million at December 31, 2021 and 2020, respectively.  Other investments pledged as collateral securing outstanding letters of credit had a fair value of $1 million at both December 31, 2021 and 2020.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $33 million and $119 million held by a wholly-owned subsidiary at December 31, 2021 and 2020, respectively, and $34 million and $35 million held by TRV at December 31, 2021 and 2020, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$694	$137	$4	$827
Non-redeemable preferred stock	55	11	—	66
Total	$749	$148	$4	$893

(at December 31, 2020, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$356	$72	$12	$416
Non-redeemable preferred stock	59	9	—	68
Total	$415	$81	$12	$484
The Company reclassified non-public common and preferred equities into equity securities on the consolidated balance sheet in the fourth quarter of 2021. Previously, these equities were reported in other investments. The reclassification has been made to the 2020 financial statements to conform to the 2021 presentation.

The Company recognized $78 million and $27 million of net gains on equity securities still held as of December 31, 2021 and 2020, respectively.

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
Proceeds from the sale of real estate investments were $31 million in 2021 and $0 million in both 2020 and 2019. Gains of $8 million were realized on those sales in 2021. Accumulated depreciation on real estate held for investment purposes was $497 million and $462 million at December 31, 2021 and 2020, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $117 million, $93 million, $75 million, $51 million and $36 million for 2022, 2023, 2024, 2025 and 2026, respectively, and $67 million for 2027 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 29 days to maturity at December 31, 2021.  The amortized cost of these securities, which totaled $3.84 billion and $5.51 billion at December 31, 2021 and 2020, respectively, approximated their fair value.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at December 31, 2021 and 2020, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at December 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,438	$32	$5	$—	$2,443	$32
Obligations of states, municipalities and political subdivisions	3,873	69	153	6	4,026	75
Debt securities issued by foreign governments	452	7	7	—	459	7
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	426	5	1	—	427	5
All other corporate bonds	7,306	153	436	22	7,742	175
Total fixed maturities	$14,495	$266	$602	$28	$15,097	$294

	Less than 12 months		12 months or longer		Total
(at December 31, 2020, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$92	$—	$—	$—	$92	$—
Obligations of states, municipalities and political subdivisions	245	2	—	—	245	2
Debt securities issued by foreign governments	7	—	—	—	7	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	20	—	1	—	21	—
All other corporate bonds	681	6	97	3	778	9
Total fixed maturities	$1,045	$8	$98	$3	$1,143	$11

At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Credit Impairment Charges
Credit impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2021	2020	2019
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
All other corporate bonds	2	15	4
Redeemable preferred stock	—	—	—
Total fixed maturities	2	15	4
Other investments	—	40	—
Total	$2	$55	$4
Net realized investment gains in 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of All Other Corporate Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	All Other Corporate Bonds
(in millions)	At and For the Twelve Months Ended December 31, 2021	At and For the Twelve Months Ended December 31, 2020

Balance, beginning of period	$2	$—
Additions for expected credit losses on securities where no credit losses were previously recognized	1	10
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	1	(6)
Reductions due to sales/defaults of credit-impaired securities	(1)	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$3	$2
_________________________________________________________
(1)Credit impairment charges recognized in net realized investment gains included $0 million and $13 million for the twelve months ended December 31, 2021 and 2020, respectively, of credit losses on fixed maturity securities which the Company intends to sell. An allowance for expected credit losses was not previously recorded for these securities.

Credit losses related to the fixed maturity portfolio for 2021 and 2020 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders' equity on an after-tax basis at both December 31, 2021 and 2020.
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
At December 31, 2021 and 2020, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $1.11 billion and $1.34 billion at December 31, 2021 and 2020, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Net Investment Income

(for the year ended December 31, in millions)	2021	2020	2019
Gross investment income
Fixed maturities	$1,989	$2,011	$2,070
Equity securities	19	15	15
Short-term securities	7	44	105
Real estate investments	59	48	55
Other investments	999	146	263
Gross investment income	3,073	2,264	2,508
Investment expenses	40	37	40
Net investment income	$3,033	$2,227	$2,468
Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2021	2020	2019
Changes in net unrealized investment gains (losses)
Fixed maturities	$(2,113)	$2,322	$2,990
Other investments	(2)	—	—
Change in net pre-tax unrealized gains (losses) on investment securities	(2,115)	2,322	2,990
Related tax expense (benefit)	(456)	494	631
Change in net unrealized gains (losses) on investment securities	(1,659)	1,828	2,359
Balance, beginning of year	4,074	2,246	(113)
Balance, end of year	$2,415	$4,074	$2,246

Derivative Financial Instruments
From time to time, the Company enters into certain derivative financial instruments that are reported on the balance sheet at fair value. The change in fair value of these investments is reported in net realized investment gains and losses.
The Company uses U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  The U.S. Treasury futures contracts require a daily mark-to-market and are settled daily with the broker.  At December 31, 2021 and 2020, the Company had no open U.S. Treasury futures contracts. Net realized investment gains and losses related to U.S. Treasury futures contracts in 2021, 2020 and 2019 were not significant.
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. Net realized investment gains and losses related to this put/call option in 2021, 2020 and 2019 were not significant.
The Company also sells a small amount of U.S. equity index put option contracts that are settled for cash upon their expiration or when they are rolled over.  Net realized investment gains and losses related to these derivatives in 2021, 2020 and 2019 were not significant.

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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2021 and 2020.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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
Equity Securities — Common Stock and Non-Redeemable Preferred Stock
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment’s equity, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $343 million and $31 million for these investments at December 31, 2021 and 2020, respectively, in the amounts disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $18 million and $17 million fair value of these investments at December 31, 2021 and 2020, respectively, was disclosed in Level 1.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2021 and 2020 in the amount disclosed in Level 3.
Other Liabilities
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at December 31, 2021 and 2020 was $3 million and $5 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	$3,562	$—	$—
Obligations of states, municipalities and political subdivisions	36,862	—	36,858	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	—	1,762	55
All other corporate bonds	34,514	—	34,325	189
Redeemable preferred stock	14	—	14	—
Total fixed maturities	77,810	3,562	74,000	248
Equity securities
Common stock	827	509	—	318
Non-redeemable preferred stock	66	21	20	25
Total equity securities	893	530	20	343
Other investments	23	18	—	5
Total	$78,726	$4,110	$74,020	$596

Other liabilities	$3	$—	$—	$3

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,149	$2,149	$—	$—
Obligations of states, municipalities and political subdivisions	36,360	—	36,349	11
Debt securities issued by foreign governments	1,054	—	1,054	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,361	—
All other corporate bonds	32,054	—	31,899	155
Redeemable preferred stock	25	3	22	—
Total fixed maturities	74,003	2,152	71,685	166
Equity securities
Common stock	416	410	—	6
Non-redeemable preferred stock	68	18	25	25
Total equity securities	484	428	25	31
Other investments	21	17	—	4
Total	$74,508	$2,597	$71,710	$201

Other liabilities	$5	$—	$—	$5

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2021 and 2020.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2020	$166	$31	$4	$201
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	(1)	5	1	5
Reported in increases in other comprehensive income (loss)	(3)	—	—	(3)
Purchases, sales and settlements/maturities:
Purchases	227	307	—	534
Sales	—	—	—	—
Settlements/maturities	(48)	—	—	(48)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(93)	—	—	(93)
Balance at December 31, 2021	$248	$343	$5	$596
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$5	$1	$6
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
The Company also includes in Level 3 the put/call option entered into in connection with a business acquisition that is reported in other liabilities and had a fair value of $3 million at December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2019	$101	$13	$7	$121
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	(1)	2	(2)	(1)
Reported in increases in other comprehensive income (loss)	2	—	—	2
Purchases, sales and settlements/maturities:
Purchases	79	16	—	95
Sales	—	—	(1)	(1)
Settlements/maturities	(15)	—	—	(15)
Gross transfers into Level 3	3	—	—	3
Gross transfers out of Level 3	(3)	—	—	(3)
Balance at December 31, 2020	$166	$31	$4	$201
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$2	$(2)	$—
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

(at December 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,836	$3,836	$1,163	$2,615	$58
Financial liabilities:
Debt	$7,190	$9,085	$—	$9,085	$—
Commercial paper	100	100	—	100	—

(at December 31, 2020, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,511	$5,511	$630	$4,829	$52
Financial liabilities:
Debt	$6,450	$8,976	$—	$8,976	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2021 and 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at December 31, 2021 and 2020, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2021 and 2020.

	At and For the Twelve Months Ended December 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$7,829	$105	$7,909	$49

Current period change for expected credit losses		65		103
Write-offs of uncollectible premiums receivable		63		47
Balance, end of period	$8,085	$107	$7,829	$105

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at December 31, 2021 and 2020, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2021 and 2020.

	At and For the Twelve Months Ended December 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,350	$146	$8,235	$92

Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		53
Current period change for estimated uncollectible reinsurance		(5)		1
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,452	$141	$8,350	$146

Of the total reinsurance recoverables at December 31, 2021, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.93 billion, or 87%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)
Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at December 31, 2021 and 2020, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2021 and 2020.

	At and For the Twelve Months Ended December 31, 2021		At and For the Twelve Months Ended December 31, 2020
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$4,242	$19	$4,599	$20

Current period change for expected credit losses		2		1
Write-offs of uncollectible contractholder receivables		—		2
Balance, end of period	$3,890	$21	$4,242	$19

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
The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2021	2020	2019
Written premiums
Direct	$33,180	$30,762	$30,022
Assumed	1,064	1,001	1,041
Ceded	(2,285)	(2,031)	(1,912)
Total net written premiums	$31,959	$29,732	$29,151
Earned premiums
Direct	$31,977	$29,978	$28,994
Assumed	1,032	1,010	1,076
Ceded	(2,154)	(1,944)	(1,798)
Total net earned premiums	$30,855	$29,044	$28,272
Percentage of assumed earned premiums to net earned premiums	3.3%	3.5%	3.8%
Ceded claims and claim adjustment expenses incurred	$1,184	$1,030	$1,089
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2021	2020
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,931	$3,731
Gross structured settlements	2,900	2,964
Mandatory pools and associations	1,762	1,801
Gross reinsurance recoverables	8,593	8,496
Allowance for estimated uncollectible reinsurance	(141)	(146)
Net reinsurance recoverables	$8,452	$8,350

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
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $2.71 billion for 2022.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year.  There have been no terrorism-related losses that have triggered program coverage since the program was established.  Given that the law establishing the program remains untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program.  In addition, application of the program to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislative action could change or eliminate the program.  Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means.  While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(at December 31, in millions)	2021	2020
Business Insurance	$2,610	$2,613
Bond & Specialty Insurance	550	550
Personal Insurance(1)	822	787
Other	26	26
Total	$4,008	$3,976
 _________________________________________________________
(1) Goodwill at December 31, 2021 included approximately $33 million associated with a business acquired in the first quarter of 2021, which is deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$41	$63
Contract-based (1)	205	188	17
Total subject to amortization	309	229	80
Not subject to amortization	226	—	226
Total	$535	$229	$306

(at December 31, 2020, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$101	$31	$70
Contract-based (1)	205	184	21
Total subject to amortization	306	215	91
Not subject to amortization	226	—	226
Total	$532	$215	$317
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
Amortization expense of intangible assets was $14 million, $14 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $14 million in 2022, $13 million in 2023, $12 million in 2024, $12 million in 2025 and $11 million in 2026. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $3 million in 2022, $3 million in 2023, $2 million in 2024, $2 million in 2025 and $1 million in 2026.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2021	2020
Property-casualty	$56,897	$54,510
Accident and health	10	11
Total	$56,907	$54,521
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2021	2020	2019
Claims and claim adjustment expense reserves at beginning of year	$54,510	$51,836	$50,653
Less reinsurance recoverables on unpaid losses	8,153	8,035	8,182
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	53	—
Net reserves at beginning of year	46,357	43,854	42,471
Estimated claims and claim adjustment expenses for claims arising in the current year	20,698	19,285	18,854
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(484)	(267)	164
Total increases	20,214	19,018	19,018
Claims and claim adjustment expense payments for claims arising in:
Current year	8,401	7,497	7,734
Prior years	9,470	9,092	10,060
Total payments	17,871	16,589	17,794
Unrealized foreign exchange loss (gain)	(12)	74	106
Net reserves at end of year	48,688	46,357	43,801
Plus reinsurance recoverables on unpaid losses	8,209	8,153	8,035
Claims and claim adjustment expense reserves at end of year	$56,897	$54,510	$51,836
Gross claims and claim adjustment expense reserves at December 31, 2021 increased by $2.39 billion over December 31, 2020, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) catastrophe losses in 2021, (iii) loss cost trends for the current accident year and (iv) reduced claim settlement activity largely due to continued disruptions in the judicial system related to COVID-19. Gross claims and claim adjustment expense reserves at December 31, 2020 increased by $2.67 billion over December 31, 2019, primarily reflecting the impacts of (i) reduced judicial system and claim settlement activity largely related to COVID-19 and (ii) catastrophe losses in 2020.
Reinsurance recoverables on unpaid losses at December 31, 2021 increased by $56 million over December 31, 2020, primarily reflecting the impacts of catastrophe losses in 2021, partially offset by a lower level of structured settlements and recoverables from mandatory pools and associations. Reinsurance recoverables on unpaid losses at December 31, 2020 increased by $118 million over December 31, 2019, primarily reflecting the impacts of catastrophe losses in 2020, partially offset by a lower level of recoverables from mandatory pools and associations and the $53 million increase in the allowance for estimated uncollectible reinsurance from the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.
Beginning in late March 2020, in response to COVID-19, a number of states have enacted changes designed to effectively expand workers’ compensation coverage by creating a presumption of compensability for certain types of workers. In addition, other states are considering similar changes. Depending on the number of states that institute such changes and the terms of the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
changes, the Company could experience elevated claims frequency and severity for its workers' compensation line, which could have a material adverse effect on its results of operations.
PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with the terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants have received, and/or will receive, recoveries related to the 2017 and 2018 California wildfires. In 2020, the Company recognized a subrogation benefit related to these claims of $403 million.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at both December 31, 2021 and 2020.  Total reserves net of the discount were $2.74 billion and $2.69 billion, and the related amount of discount was $1.15 billion and $1.14 billion, at December 31, 2021 and 2020, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $48 million, $49 million and $49 million for the years ended December 31, 2021, 2020 and 2019.

Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2021
In 2021, estimated claims and claim adjustment expenses incurred included $484 million of net favorable development for claims arising in prior years, including $538 million of net favorable prior year reserve development and $48 million of accretion of discount that impacted the Company's results of operations.
Business Insurance. Net favorable prior year reserve development in 2021 totaled $173 million, primarily driven by the following:
•Workers' compensation - better than expected loss experience in the segment's domestic operations for multiple accident years;

•Commercial property - better than expected loss experience in the segment's domestic operations for recent accident years;

•International - better than expected loss experience for recent accident years; and

•Commercial automobile - better than expected loss experience in the segment's domestic operations for recent accident years.
Partially offset by:

•Asbestos reserves - an increase of $225 million, primarily in the segment's domestic general liability product line;

•Other reserves - an increase related to run-off operations; and

•Environmental reserves - an increase primarily in the segment's domestic general liability product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance. Net favorable prior year reserve development in 2021 totaled $105 million, primarily driven by better than expected loss experience in the segment's domestic operations in the fidelity and surety product lines for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for management liability coverages for multiple accident years.
Personal Insurance. Net favorable prior year reserve development in 2021 totaled $260 million, primarily driven by better than expected loss experience in the segment's domestic operations in both the homeowners and other and automobile product lines for recent accident years.
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
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)

(at December 31, 2021, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$8,893	$(139)	$8,754	$978	$9,732
Commercial property	997	—	997	513	1,510
Commercial multi-peril	4,427	—	4,427	225	4,652
Commercial automobile	3,740	—	3,740	303	4,043
Workers’ compensation (1)	16,623	(948)	15,675	665	16,340
Bond & Specialty Insurance
General liability	2,297	—	2,297	173	2,470
Fidelity and surety	527	—	527	6	533
Personal Insurance
Automobile	3,155	—	3,155	442	3,597
Homeowners (excluding Other)	1,661	—	1,661	210	1,871
International - Canada	745	—	745	21	766
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	43,065	(1,087)	41,978	3,536	45,514
Other insurance contracts (2)	4,231	(4)	4,227	1,825	6,052
Unallocated loss adjustment expense reserves	2,383	—	2,383	15	2,398
Structured settlements (3)	—	—	—	2,856	2,856
Other	100	—	100	(23)	77
Total property-casualty	49,779	(1,091)	48,688	8,209	56,897
Accident and health	—	—	—	10	10
Total	$49,779	$(1,091)	$48,688	$8,219	$56,907
___________________________________________
(1)Net discount amount includes discount of $55 million on reinsurance recoverables for long-term disability and annuity claim payments.
(2)Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.
(3)Includes structured settlements in cases where the Company did not receive a release from the claimant.
(4)Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2021 were $8.45 billion.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2021	Cumulative Number of Reported Claims
2012	$989	$985	$935	$913	$892	$905	$917	$920	$941	$927	$59	25,061
2013		965	975	958	940	927	933	975	975	963	72	22,775
2014			976	989	983	948	956	1,013	988	979	100	22,576
2015				998	956	923	967	1,057	1,087	1,072	113	21,689
2016					1,075	1,058	1,087	1,187	1,204	1,179	189	20,556
2017						1,133	1,143	1,196	1,234	1,226	266	19,262
2018							1,253	1,312	1,344	1,395	407	19,135
2019								1,447	1,486	1,498	682	17,717
2020									1,467	1,493	1,013	12,141
2021										1,591	1,365	9,119
									Total	$12,323

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2012	$32	$150	$295	$489	$589	$699	$754	$811	$831	$837
2013		35	175	363	498	639	745	816	836	853
2014			37	163	321	515	640	750	805	832
2015				36	137	336	558	740	828	875	Liability for Claims
2016					35	191	421	649	758	858	And Allocated Claim
2017						40	180	378	552	724	Adjustment Expenses,
2018							42	202	441	709	Net of Reinsurance
2019								51	233	482
2020									61	244	2012 -	Before
2021										67	2021	2012
									Total	$6,481	$5,842	$3,051
										Total net liability		$8,893

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.5%	12.2%	17.4%	18.3%	13.1%	10.2%	5.8%	3.6%	2.0%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
2017	$1,209	$1,177	$1,151	$1,128	$1,117	$3	25,143
2018		1,093	1,079	1,070	1,068	20	25,077
2019			1,069	1,034	1,031	(12)	25,376
2020				1,107	1,025	38	25,434
2021					1,236	94	21,996
				Total	$5,477

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2017	$618	$1,003	$1,073	$1,094	$1,103	Adjustment Expenses,
2018		561	928	981	1,005	Net of Reinsurance
2019			610	957	1,001
2020				580	857	2017 -	Before
2021					645	2021	2017
				Total	$4,611	$866	$131
					Total net liability		$997

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	55.2%	32.4%	5.2%	2.0%	0.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
2012	$1,885	$1,883	$1,903	$1,888	$1,888	$1,867	$1,859	$1,854	$1,853	$1,851	$21	105,054
2013		1,615	1,623	1,620	1,609	1,591	1,600	1,599	1,598	1,593	26	83,991
2014			1,663	1,627	1,625	1,617	1,626	1,627	1,627	1,622	32	78,465
2015				1,568	1,625	1,593	1,597	1,606	1,593	1,584	46	71,922
2016					1,662	1,623	1,598	1,590	1,601	1,587	63	69,368
2017						1,872	1,928	1,956	1,919	1,935	104	72,318
2018							1,976	2,114	2,092	2,112	163	72,853
2019								2,017	2,087	2,089	294	66,484
2020									2,142	2,141	575	67,796
2021										2,164	892	47,190
									Total	$18,678

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2012	$795	$1,246	$1,424	$1,590	$1,699	$1,752	$1,780	$1,804	$1,811	$1,818
2013		644	987	1,167	1,304	1,410	1,475	1,516	1,532	1,544
2014			628	956	1,154	1,328	1,448	1,512	1,544	1,560
2015				595	970	1,144	1,310	1,409	1,452	1,489	Liability for Claims
2016					585	950	1,133	1,278	1,373	1,437	And Allocated Claim
2017						716	1,199	1,388	1,531	1,674	Adjustment Expenses,
2018							792	1,302	1,500	1,669	Net of Reinsurance
2019								707	1,187	1,423
2020									791	1,180	2012 -	Before
2021										744	2021	2012
									Total	$14,538	$4,140	$287
										Total net liability		$4,427

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	37.6%	22.6%	10.8%	9.0%	6.6%	3.5%	2.1%	1.1%	0.6%	0.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
2017	$1,386	$1,501	$1,524	$1,522	$1,533	$53	192,155
2018		1,645	1,742	1,745	1,761	130	204,588
2019			1,835	1,951	1,976	321	206,533
2020				1,788	1,677	640	141,722
2021					1,741	941	132,893
				Total	$8,688

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2017	$456	$746	$1,027	$1,226	$1,361	Adjustment Expenses,
2018		515	848	1,159	1,404	Net of Reinsurance
2019			539	934	1,269
2020				437	696	2017 -	Before
2021					453	2021	2017
				Total	$5,183	$3,505	$235
					Total net liability		$3,740

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	27.6%	18.3%	17.6%	13.4%	8.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
2012	$2,447	$2,456	$2,457	$2,456	$2,445	$2,453	$2,416	$2,387	$2,377	$2,375	$347	138,454
2013		2,553	2,545	2,540	2,506	2,463	2,423	2,354	2,321	2,304	344	134,573
2014			2,554	2,553	2,547	2,476	2,430	2,393	2,352	2,336	393	131,465
2015				2,644	2,585	2,505	2,441	2,372	2,279	2,220	462	130,920
2016					2,768	2,690	2,569	2,473	2,372	2,300	456	130,036
2017						2,779	2,681	2,584	2,483	2,439	638	122,110
2018							2,744	2,687	2,599	2,503	737	122,931
2019								2,680	2,714	2,699	844	119,678
2020									2,559	2,530	1,249	95,611
2021										2,356	1,420	83,546
									Total	$24,062

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2012	$443	$940	$1,217	$1,394	$1,536	$1,629	$1,689	$1,735	$1,768	$1,793
2013		458	954	1,237	1,413	1,525	1,604	1,659	1,700	1,729
2014			455	944	1,224	1,399	1,505	1,581	1,634	1,672
2015				430	893	1,154	1,310	1,411	1,470	1,520	Liability for Claims
2016					421	873	1,118	1,272	1,367	1,433	And Allocated Claim
2017						433	890	1,154	1,314	1,418	Adjustment Expenses,
2018							440	919	1,169	1,330	Net of Reinsurance
2019								466	951	1,229
2020									389	794	2012 -	Before
2021										427	2021	2012
									Total	$13,345	$10,717	$5,906
										Total net liability		$16,623

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	18.2%	19.5%	11.2%	7.0%	4.7%	3.2%	2.4%	1.8%	1.3%	1.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
2012	$538	$591	$614	$605	$601	$599	$605	$593	$581	$605	$14	4,872
2013		510	565	606	630	654	607	586	575	564	(4)	4,467
2014			549	571	563	518	473	452	450	449	15	4,375
2015				528	524	486	437	395	414	413	21	4,226
2016					512	511	504	520	514	510	34	4,398
2017						534	517	526	493	524	65	4,585
2018							530	548	585	595	99	4,795
2019								588	653	665	214	5,290
2020									772	753	399	5,004
2021										812	613	3,847
									Total	$5,890

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2012	$38	$160	$255	$342	$383	$419	$436	$453	$459	$493
2013		34	154	252	352	400	434	451	462	482
2014			38	150	239	312	367	407	418	426
2015				38	141	234	310	338	348	381	Liability for Claims
2016					30	141	233	313	378	446	And Allocated Claim
2017						38	155	262	340	404	Adjustment Expenses,
2018							49	182	290	383	Net of Reinsurance
2019								51	189	323
2020									52	210	2012 -	Before
2021										78	2021	2012
									Total	$3,626	$2,264	$33
										Total net liability		$2,297

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.5%	22.1%	19.0%	16.1%	9.9%	7.3%	4.1%	2.2%	2.2%	5.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2017	2018	2019	2020	2021	IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2017	$244	$271	$240	$241	$226	$1	940
2018		220	235	220	220	2	907
2019			203	193	200	37	871
2020				274	203	93	754
2021					284	253	421
				Total	$1,133

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2017	$70	$166	$194	$205	$210	Adjustment Expenses,
2018		64	171	202	206	Net of Reinsurance
2019			49	121	147
2020				50	79	2017 -	Before
2021					25	2021	2017
				Total	$667	$466	$61
					Total net liability		$527

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	23.6%	35.4%	13.2%	3.4%	2.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2017	2018	2019	2020	2021	IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2017	$3,323	$3,256	$3,221	$3,206	$3,199	$24	1,062,811
2018		3,281	3,269	3,233	3,220	60	1,051,415
2019			3,362	3,361	3,333	153	1,032,740
2020				2,829	2,764	353	808,338
2021					3,716	1,028	894,499
				Total	$16,232

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2017	$1,912	$2,575	$2,887	$3,046	$3,121	Adjustment Expenses,
2018		1,889	2,582	2,880	3,040	Net of Reinsurance
2019			1,933	2,650	2,958
2020				1,571	2,126	2017 -	Before
2021					2,062	2021	2017
				Total	$13,307	$2,925	$230
					Total net liability		$3,155

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	57.8%	21.0%	9.4%	5.0%	2.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2017	2018	2019	2020	2021	IBNR Reserves December 31, 2021	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2017	$2,312	$2,340	$2,343	$2,170	$2,160	$14	170,198
2018		2,610	2,574	2,381	2,325	21	187,306
2019			2,297	2,344	2,343	26	181,209
2020				3,019	2,967	170	219,786
2021					3,463	774	203,280
				Total	$13,258

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2017	$1,471	$2,059	$2,197	$2,089	$2,103	Adjustment Expenses,
2018		1,657	2,298	2,255	2,239	Net of Reinsurance
2019			1,613	2,179	2,269
2020				2,019	2,673	2017 -	Before
2021					2,334	2021	2017
				Total	$11,618	$1,640	$21
					Total net liability		$1,661

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	68.7%	25.2%	2.8%	(2.8)%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2021	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2012	$446	$423	$425	$408	$407	$390	$383	$371	$372	$372	$—	51,245
2013		497	490	481	469	456	454	444	439	436	(7)	54,268
2014			440	456	456	444	437	434	433	430	(10)	52,300
2015				370	369	369	366	367	366	361	(2)	45,220
2016					370	419	420	429	429	428	2	45,764
2017						355	391	414	414	413	5	46,825
2018							451	474	475	480	17	50,599
2019								456	451	473	53	48,179
2020									356	342	88	30,098
2021										357	136	26,606
									Total	$4,092

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2012	$170	$237	$268	$295	$324	$342	$351	$356	$362	$365
2013		199	278	311	345	378	397	415	423	430
2014			194	272	309	339	371	394	411	426
2015				166	232	260	290	315	330	344	Liability for Claims
2016					217	291	317	352	377	395	And Allocated Claim
2017						187	263	304	328	356	Adjustment Expenses,
2018							224	312	349	389	Net of Reinsurance
2019								221	296	333
2020									148	199	2012 -	Before
2021										131	2021	2012
									Total	$3,368	$724	$21
										Total net liability		$745

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	45.1%	17.5%	8.0%	7.5%	7.1%	4.6%	3.6%	2.3%	1.6%	0.7%

The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2021 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Methodology for Estimating Incurred But Not Reported (IBNR) Reserves
Claims and claim adjustment expense reserves represent management’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported (IBNR) as of the balance sheet date.  Claims and claim adjustment expense reserves do not represent an exact calculation of the liability, but instead represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses.  Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change.  The Company reflects changes to the reserves in the results of operations in the period the estimates are changed.
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

While these are the principal methods utilized, the Company’s actuaries have available to them the full range of actuarial methods developed by the casualty actuarial profession.  The Company’s actuaries are also regularly monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.  Most actuarial methods assume that past patterns demonstrated in the data will repeat themselves in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
future.  For certain reserve components where this assumption may not hold, such as asbestos and environmental reserves, conventional actuarial methods are not utilized by the Company.
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
Asbestos and Environmental Reserves
At December 31, 2021 and 2020, the Company’s claims and claim adjustment expense reserves included $1.66 billion and $1.65 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
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

Both the number of policyholders with open asbestos claims and net asbestos-related payments decreased slightly when compared to 2020. Payments on behalf of these policyholders continue to be influenced by a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in 2021, 2020 and 2019 resulted in $225 million, $295 million and $220 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2021, 2020 and 2019 were $221 million, $237 million and $224 million, respectively. Approximately 9%, 1% and 4% of total net paid losses in 2021, 2020 and 2019, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2021, 2020 and 2019, the Company increased its net environmental reserves by $89 million, $54 million and $76 million, respectively.

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
Catastrophe Exposure
The Company has geographic exposure to catastrophe losses, which include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events.  Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure.  The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires and cyber attacks may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.
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

9.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2021	2020
Short-term:
Commercial paper	$100	$100
Total short-term debt	100	100
Long-term:
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	700
4.05% Senior notes due March 7, 2048	500	500
4.10% Senior notes due March 4, 2049	500	500
2.55% Senior notes due April 27, 2050	500	500
3.05% Senior notes due June 8, 2051	750	—
Total long-term debt	7,254	6,504
Total debt principal	7,354	6,604
Unamortized fair value adjustment	39	41
Unamortized debt issuance costs	(103)	(95)
Total debt	$7,290	$6,550

2021 Debt Issuance. On June 8, 2021, the Company issued $750 million aggregate principal amount of 3.05% senior notes that will mature on June 8, 2051. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $739 million. Interest on the senior notes is payable semi-annually in arrears on June 8 and December 8. Prior to December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding December 8, 2050 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 15 basis points. On or after December 8, 2050, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

2019 Debt Repayment. On June 2, 2019, the Company's $500 million, 5.90% senior notes matured and were fully paid.

Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2021 ranged from 0.09% to 0.12%, and in 2020 ranged from 0.12% to 1.62%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $2 million for both of the years ended December 31, 2021 and 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2021	2020
Junior subordinated debentures	7.625%	Dec. 2027	$8	$10	6.147%
	8.500%	Dec. 2045	14	14	6.362%
	8.312%	Jul. 2046	17	17	6.362%
Total			$39	$41
The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.
Maturities—Other than commercial paper and $200 million of senior notes coming due in 2026, the Company has no senior or junior subordinated debentures that become due during the years 2022 through 2026.
Credit Agreement
The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $12.494 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s Board of Directors.  At December 31, 2021, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points, depending on the Company’s credit ratings.  At December 31, 2021, that cost would have been LIBOR plus 100 basis points, had there been any amounts outstanding under the credit agreement.  In the event that LIBOR is no longer available, the credit agreement provides that the Company and the syndicate of financial institutions use commercially reasonable efforts to jointly agree upon an alternate rate of interest.
The Company has uncollateralized letters of credit with an aggregate limit of $319 million at December 31, 2021, including $279 million that provides a portion of the capital needed to support the Company's obligations at Lloyd's.
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

Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  In April 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. During 2021, the Company repurchased 13.9 million shares under its share repurchase authorization, for a total of $2.16 billion. The average cost per share repurchased was $154.79. At December 31, 2021, the Company had $4.01 billion of capacity remaining under its share repurchase authorization.
The Company’s Amended and Restated 2004 Stock Incentive Plan and the Amended and Restated 2014 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.  During the years ended December 31, 2021 and 2020, the Company acquired $44 million and $47 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $3.08 billion is available by the end of 2022 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2022 and/or increase the amount of dividends from its insurance subsidiaries in 2022, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
TRV and its two non-insurance holding company subsidiaries received dividends of $2.18 billion, $2.00 billion and $2.50 billion from their U.S. insurance subsidiaries in 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021, 2020 and 2019, TRV declared cash dividends per common share of $3.49, $3.37 and $3.23, respectively, and paid cash dividends of $869 million, $861 million and $844 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $3.41 billion, $2.98 billion and $2.74 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $23.91 billion and $22.18 billion at December 31, 2021 and 2020, respectively.

11.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the years ended December 31, 2021, 2020 and 2019.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(306)	$193	$(873)	$(873)	$(1,859)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	2,406	(4)	(14)	106	2,494
Amounts reclassified from AOCI, net of tax	(43)	—	41	7	5
Net OCI, current period	2,363	(4)	27	113	2,499
Balance, December 31, 2019	2,057	189	(846)	(760)	640
OCI before reclassifications, net of tax	1,876	(7)	(53)	21	1,837
Amounts reclassified from AOCI, net of tax	(41)	—	67	(1)	25
Net OCI, current period	1,835	(7)	14	20	1,862
Balance, December 31, 2020	3,892	182	(832)	(740)	2,502
OCI before reclassifications, net of tax	(1,606)	—	278	(9)	(1,337)
Amounts reclassified from AOCI, net of tax	(53)	—	81	—	28
Net OCI, current period	(1,659)	—	359	(9)	(1,309)
Balance, December 31, 2021	$2,233	$182	$(473)	$(749)	$1,193

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                   OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2021	2020	2019
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(2,115)	$2,331	$2,994
Income tax expense (benefit)	(456)	496	631
Net of taxes	(1,659)	1,835	2,363
Having credit losses recognized in the consolidated statement of income	—	(9)	(4)
Income tax benefit	—	(2)	—
Net of taxes	—	(7)	(4)
Net changes in benefit plan assets and obligations	455	18	33
Income tax expense	96	4	6
Net of taxes	359	14	27
Net changes in unrealized foreign currency translation	(11)	12	117
Income tax expense (benefit)	(2)	(8)	4
Net of taxes	(9)	20	113
Total other comprehensive income (loss)	(1,671)	2,352	3,140
Total income tax expense (benefit)	(362)	490	641
Total other comprehensive income (loss), net of taxes	$(1,309)	$1,862	$2,499

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

(for the year ended December 31, in millions)	2021	2020	2019
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(67)	$(52)	$(55)
Income tax expense (2)	(14)	(11)	(12)
Net of taxes	(53)	(41)	(43)
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	41	35	21
General and administrative expenses (3)	61	50	31
Total	102	85	52
Income tax benefit (2)	21	18	11
Net of taxes	81	67	41
Reclassification adjustment related to foreign currency translation (1)	—	(1)	7
Income tax benefit (2)	—	—	—
Net of taxes	—	(1)	7
Total reclassifications	35	32	4
Total income tax (expense) benefit	7	7	(1)
Total reclassifications, net of taxes	$28	$25	$5
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.                                   EARNINGS PER SHARE (Continued)

(for the year ended December 31, in millions, except per share amounts)	2021	2020	2019
Basic and Diluted
Net income, as reported	$3,662	$2,697	$2,622
Participating securities — allocated income	(27)	(19)	(19)
Net income available to common shareholders — basic and diluted	$3,635	$2,678	$2,603
Common Shares
Basic
Weighted average shares outstanding	248.5	253.5	260.0
Diluted
Weighted average shares outstanding	248.5	253.5	260.0
Weighted average effects of dilutive securities:
Stock options and performance shares	2.3	1.1	2.3
Total	250.8	254.6	262.3
Net income Per Common Share	0
Basic	$14.63	$10.56	$10.01
Diluted	$14.49	$10.52	$9.92
13.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2021	2020	2019
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$659	$532	$546
Foreign	67	35	7
State	6	4	6
Total current tax expense	732	571	559
Deferred expense (benefit):
Federal	62	(29)	(33)
Foreign	2	(2)	(10)
Total deferred tax expense (benefit)	64	(31)	(43)
Total income tax expense included in the consolidated statement of income	796	540	516
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	(362)	490	641
Total income tax expense included in the consolidated financial statements	$434	$1,030	$1,157

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2021	2020	2019
Income (loss) before income taxes
U.S.	$4,107	$3,095	$3,211
Foreign	351	142	(73)
Total income before income taxes	4,458	3,237	3,138
Effective tax rate
Statutory tax rate	21%	21%	21%
Expected federal income tax expense	936	680	659
Tax effect of:
Nontaxable investment income	(147)	(147)	(149)
Other, net	7	7	6
Total income tax expense	$796	$540	$516
Effective tax rate	18%	17%	16%
The Company paid income taxes of $707 million, $578 million and $428 million during the years ended December 31, 2021, 2020 and 2019, respectively.  The current income tax payable was $119 million and $131 million at December 31, 2021 and 2020, respectively, and was included in other liabilities in the consolidated balance sheet.
Deferred Tax Liability

The net deferred tax liability comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2021	2020
Deferred tax assets
Claims and claim adjustment expense reserves	$601	$575
Unearned premium reserves	603	560
Compensation-related liabilities	35	110
Net operating losses	101	87
Other	152	180
Total gross deferred tax assets	1,492	1,512
Less: valuation allowance	23	21
Adjusted gross deferred tax assets	1,469	1,491
Deferred tax liabilities
Deferred acquisition costs	479	445
Investments	940	1,225
Depreciation	112	130
Other	227	249
Total gross deferred tax liabilities	1,758	2,049
Net deferred tax liability	$289	$558
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was an increase of $2 million in 2021, primarily driven by a $3 million increase in the Company's Canadian subsidiary, partially offset by a decrease of $1 million in the Company's Republic of Ireland subsidiary.  Based upon a review

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
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

Net Operating Losses
For tax return purposes, as of December 31, 2021, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.  The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$2	2035 - 2036
Canada	$25	2035 - 2041
Republic of Ireland	$127	None
United Kingdom	$328	None
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Balance at January 1	$49	$37
Additions for tax positions of prior years	2	16
Reductions for tax positions of prior years	(3)	—
Reductions based on tax positions related to current year	—	—
Expiration of statute of limitations	—	(4)
Balance at December 31	$48	$49
Included in the balances at both December 31, 2021 and 2020 were $48 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $0 million and $1 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $3 million, $0 million and $(1) million in interest, respectively.  The Company had approximately $16 million and $13 million accrued for the payment of interest at December 31, 2021 and 2020, respectively.
The IRS is conducting an examination of the Company’s U.S. income tax returns for 2017 and 2018.  The Company believes that it is reasonably possible the liability for unrecognized tax benefits will decrease by approximately $40 million to $50 million within the next twelve months due to the expected completion of the examination of the Company’s U.S. income tax returns for 2017 and 2018. The decrease primarily pertains to temporary differences that originated in periods prior to the Tax Cuts and Jobs Act of 2017.

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
The number of shares of the Company’s common stock initially authorized for grant under the 2014 Incentive Plan was 10 million shares.  In May 2021, 2019, 2017 and 2016, the Company’s shareholders authorized an additional 2.4 million, 3.1 million, 2.5 million and 4.4 million shares of the Company’s common stock, respectively, for grant under the 2014 Incentive Plan.  The following are not counted towards the combined 22.4 million shares available and will be available for future grants under the 2014 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds.  In addition, the 22.4 million shares authorized by shareholders for issuance under the 2014 Incentive Plan will be increased by any shares subject to awards under the 2004 Incentive Plan that were outstanding as of May 27, 2014 and subsequently expire, are forfeited, canceled, settled in cash or otherwise terminate without the issuance of shares.
The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee.  Each non-employee director may choose to receive all or a portion of his or her annual retainer, committee chair fee and lead director fee, as applicable, in the form of cash or deferred stock units which vest upon grant.  The annual deferred stock awards vest in full one day prior to the date of the Company’s annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. The annual deferred stock awards, including dividend equivalents, accumulate until distribution either in a lump sum or, if the director so elects, in annual installments, in each case beginning at least six months following termination of service as a director. The deferred stock units issued under the Director Compensation Program are awarded under the 2014 Incentive Plan.
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

(for the year ended December 31,)	2021	2020	2019
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	24.22% - 24.53%	15.73%	15.47% - 15.91%
Weighted average volatility	24.22%	15.73%	15.48%
Expected annual dividend per share	$3.40 - $3.52	$3.28	$3.08 - $3.28
Risk-free rate	0.59% - 1.08%	1.37%	1.70% - 2.54%
Additional information
Weighted average grant-date fair value of options granted (per share)	$23.32	$14.41	$16.64
Total intrinsic value of options exercised during the year (in millions)	$94	$47	$88
A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2021 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	10,075,758	$121.03
Original grants	1,599,841	139.88
Exercised	(2,181,586)	110.39
Forfeited or expired	(74,128)	131.29
Outstanding, end of year	9,419,885	$126.62	6.5 years	$281
Vested at end of year (1)	7,225,469	$124.73	6.0 years	$229
Exercisable at end of year	4,081,500	$118.75	4.4 years	$154
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
On February 8, 2022, the Company, under the 2014 Incentive Plan, granted 1,104,483 stock option awards with an exercise price of $172.50 per share. The fair value attributable to the stock option awards on the date of grant was $35.70 per share.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 150% for awards granted in 2020, 50% to 200% for awards granted in 2021 and 2022), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.  Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2021, 2020 and 2019 was $124 million, $127 million and $130 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2021 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,086,784		$132.12	723,991		$129.45
Granted	605,188		141.22	367,299		139.83
Vested	(513,226)	(1)	138.57	(359,925)	(2)	126.18
Forfeited	(69,921)		132.93	(24,828)		131.20
Performance-based adjustment	—		—	224,020	(3)	138.56
Nonvested, end of year	1,108,825		$134.05	930,557		$136.96
___________________________________________
(1)Represents awards for which the requisite service has been rendered.
(2)Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(3)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2019 through 2021.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 394 at the beginning of the year and 280 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 29,751 at the beginning of the year and 32,670 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
On February 8, 2022, the Company, under the 2014 Incentive Plan, granted 788,058 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 470,716 shares and the performance share

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
awards totaled 317,342 shares. The fair value per share attributable to the common stock awards on the date of grant was $172.50.
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period.  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2021, 2020 and 2019 was $162 million, $148 million and $142 million, respectively. Included in these amounts are compensation cost adjustments of $12 million, $3 million and $2 million, for the years ended December 31, 2021, 2020 and 2019, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $28 million, $25 million and $26 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, there was $158 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $293 million, $127 million and $213 million in 2021, 2020 and 2019, respectively. The tax benefit for tax deductions from employee stock options exercised during 2021, 2020 and 2019 totaled $19 million, $10 million and $18 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,326	$3,954	$265	$241	$4,591	$4,195
Benefits earned	135	128	6	5	141	133
Interest cost on benefit obligation	79	109	4	5	83	114
Actuarial (gain) loss	(73)	336	(2)	20	(75)	356
Benefits paid	(255)	(201)	(13)	(11)	(268)	(212)
Amendment	—	—	—	1	—	1
Foreign currency exchange rate change	—	—	(1)	4	(1)	4
Benefit obligation at end of year	$4,212	$4,326	$259	$265	$4,471	$4,591
Change in plan assets:
Fair value of plan assets at beginning of year	$4,631	$4,270	$125	$115	$4,756	$4,385
Actual return on plan assets	526	562	11	8	537	570
Company contributions	—	—	12	9	12	9
Benefits paid	(255)	(201)	(13)	(11)	(268)	(212)
Foreign currency exchange rate change	—	—	(1)	4	(1)	4
Fair value of plan assets at end of year	4,902	4,631	134	125	5,036	4,756
Funded status of plan at end of year	$690	$305	$(125)	$(140)	$565	$165
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$690	$305	$6	$1	$696	$306
Accrued under-funded benefit plan liabilities	—	—	(131)	(141)	(131)	(141)
Total	$690	$305	$(125)	$(140)	$565	$165
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$618	$1,050	$49	$63	$667	$1,113
Prior service cost (benefit)	(2)	(2)	1	1	(1)	(1)
Total	$616	$1,048	$50	$64	$666	$1,112

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2021	2020
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$171	$171
Benefits earned	—	—
Interest cost on benefit obligation	3	4
Actuarial (gain) loss	(16)	5
Benefits paid	(9)	(10)
Foreign currency exchange rate change	—	1
Benefit obligation at end of year	$149	$171
Change in plan assets:
Fair value of plan assets at beginning of year	$11	$12
Actual return on plan assets	—	1
Company contributions	7	8
Benefits paid	(9)	(10)
Fair value of plan assets at end of year	9	11
Funded status of plan at end of year	$(140)	$(160)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(140)	$(160)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(54)	$(41)
Prior service benefit	(14)	(18)
Total	$(68)	$(59)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $4.25 billion and $4.40 billion at December 31, 2021 and 2020, respectively. The qualified domestic pension plan accounted for $4.00 billion and $4.15 billion of the total accumulated benefit obligation at December 31, 2021 and 2020, respectively, whereas the nonqualified and foreign plans accounted for $246 million and $253 million of the total accumulated benefit obligation at December 31, 2021 and 2020, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $131 million and $250 million at December 31, 2021 and 2020, respectively, and the aggregate plan assets were $0 million and $109 million at December 31, 2021 and 2020, respectively. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $118 million and $239 million at December 31, 2021 and 2020, respectively, and the aggregate plan assets were $0 million and $109 million at December 31, 2021 and 2020, respectively.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $149 million and $171 million at December 31, 2021 and 2020, respectively, and the aggregate plan assets were $9 million and $11 million at December 31, 2021 and 2020, respectively.
The $73 million actuarial gain experienced in 2021 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2021. The $336 million actuarial loss experienced in 2020 for the qualified domestic pension plan was largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2020.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2021, 2020 and 2019, there were no required or voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2022, and the Company has not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
determined whether additional funding will be made during 2022. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2022.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income (loss) related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost (Benefit):
Service cost	$141	$133	$118	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	83	114	141	3	4	7
Expected return on plan assets	(274)	(275)	(275)	—	—	(1)
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(4)	(3)	(3)
Net actuarial (gain) loss	109	93	56	(2)	(4)	—
Total non-service cost (benefit)	(83)	(69)	(79)	(3)	(3)	3
Net periodic benefit cost (benefit)	58	64	39	(3)	(3)	3
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	—	1	—	—	—	—
Net actuarial (gain) loss	(338)	61	49	(16)	4	(31)
Foreign currency exchange rate change	—	1	1	—	—	—
Amortization of prior service benefit	1	1	1	4	3	3
Amortization of net actuarial gain (loss)	(109)	(93)	(56)	2	4	—
Total other changes recognized in other comprehensive income	(446)	(29)	(5)	(10)	11	(28)
Total other changes recognized in net periodic benefit cost and other comprehensive income	$(388)	$35	$34	$(13)	$8	$(25)

The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2021, 2020 and 2019.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2021	2020	2019	2021	2020	2019
Service Cost:
Net investment income	$1	$1	$1	$—	$—	$—
Claims and claim adjustment expenses	57	55	48	—	—	—
General and administrative expenses	83	77	69	—	—	—
Total service cost	141	133	118	—	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(34)	(29)	(33)	(1)	(1)	1
General and administrative expenses	(49)	(40)	(46)	(2)	(2)	2
Total non-service cost (benefit)	(83)	(69)	(79)	(3)	(3)	3
Net periodic benefit cost (benefit)	$58	$64	$39	$(3)	$(3)	$3

Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31,)	2021	2020
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	2.96%	2.60%
Nonqualified domestic pension plan	2.82%	2.44%
Domestic postretirement benefit plan	2.62%	2.27%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	2.96%	3.50%
Interest cost	1.88%	2.84%
Nonqualified domestic pension plan:
Service cost	2.58%	3.30%
Interest cost	1.69%	2.73%
Domestic postretirement benefit plan:
Interest cost	1.57%	2.67%
Expected long-term rate of return on assets:
Pension plan	6.50%	6.75%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	6.50%	6.75%
Medical (age 65 and older)	8.00%	7.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2029	2026
Medical (age 65 and older)	2031	2027
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$26	$—	$26	$—
Debt securities issued by foreign governments	38	—	38	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6	—	6	—
All other corporate bonds	678	—	678	—
Total fixed maturities	748	—	748	—
Mutual funds
Equity mutual funds	1,645	1,638	7	—
Bond mutual funds	1,114	1,111	3	—
Total mutual funds	2,759	2,749	10	—
Equity securities	1,385	1,384	1	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	143	106	37	—
Total cash and short-term securities	143	106	37	—
Total	$5,036	$4,239	$796	$1

(at December 31, 2020, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$27	$—	$27	$—
Debt securities issued by foreign governments	30	—	30	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	14	—	14	—
All other corporate bonds	712	—	712	—
Total fixed maturities	783	—	783	—
Mutual funds
Equity mutual funds	1,706	1,699	7	—
Bond mutual funds	949	946	3	—
Total mutual funds	2,655	2,645	10	—
Equity securities	1,171	1,171	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	146	54	92	—
Total cash and short-term securities	146	54	92	—
Total	$4,756	$3,870	$885	$1

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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $9 million and $11 million at December 31, 2021 and 2020, respectively, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.

Estimated Future Benefit Payments
The following table presents the estimated benefits expected to be paid by the Company’s pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2022	$270	$10
2023	273	11
2024	273	11
2025	272	11
2026	279	11
2027 through 2031	1,372	49
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee's Savings Plan account, subject to limitations described below. In addition, starting on January 1, 2020, when an eligible U.S. employee makes a payment toward their student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company's matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,000, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees and certain domestic employees participate in separate savings plans.  The total expense related to all of the savings plans was $133 million, $132 million and $123 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(for the year ended December 31, in millions)	2021	2020

Lease cost
Operating leases	$89	$95
Short-term leases (1)	1	2
Lease expense	90	97
Less: sublease income (2)	—	—
Net lease cost	$90	$97

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$104	$109
Right-of-use assets obtained in exchange for new lease liabilities	$59	$67
Weighted average discount rate	2.25%	2.51%
Weighted average remaining lease term	4.9 years	5.0 years
_________________________________________________________

(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

2022	$93
2023	78
2024	63
2025	43
2026	37
Thereafter	43
Total undiscounted lease payments	357
Less: present value adjustment	26
Operating lease liability	$331
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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others. These commitments totaled $1.70 billion and $1.76 billion at December 31, 2021 and 2020, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2021.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications that it utilizes with service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2021, all of which is indemnified by a third party.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
There were no material noncash financing or investing activities during the years ended December 31, 2021, 2020 and 2019.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2021. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2021, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 17, 2022

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

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 17, 2022.

Name	Age	Office
Alan D. Schnitzer	56	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	73	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	53	Vice Chairman and Chief Legal Officer
Daniel S. Frey	57	Executive Vice President and Chief Financial Officer
Andy F. Bessette	68	Executive Vice President and Chief Administrative Officer
Michael F. Klein	54	Executive Vice President and President, Personal Insurance
Jeffrey P. Klenk	52	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	52	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	56	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	57	Executive Vice President, Strategic Development and President, International
David D. Rowland	56	Executive Vice President and Co-Chief Investment Officer
Gregory C. Toczydlowski	55	Executive Vice President and President, Business Insurance
Daniel T.H. Yin	56	Executive Vice President and Co-Chief Investment Officer

Alan D. Schnitzer, 56, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 73, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 53, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.
Daniel S. Frey, 57, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 68, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 54, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Jeffrey P. Klenk, 52, has been Executive Vice President and President, Bond & Specialty Insurance since September 2021. Mr. Klenk joined the Company in 1999 and previously since 2016, he served as Executive Vice President, Management Liability, Bond & Specialty Insurance.
Diane Kurtzman, 52, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 56, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 57, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
David D. Rowland, 56, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Fixed Income. Mr. Rowland joined the Company in 1996 from Piper Jaffray Companies, where he was Vice President in the fixed income group.
Gregory C. Toczydlowski, 55, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.

Daniel T.H. Yin, 56, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Alternative Investments. Mr. Yin joined the Company in 2002 from ACE Asset Management, the investment arm of what is now Chubb, Ltd., where he was responsible for implementing investment strategies across a global portfolio.
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

Other
The following sections of the Company’s definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2021 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2022 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee” and “Share Ownership Information - Delinquent Section 16(a) Reports.”

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2021,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2021,” “Option Exercises and Stock Vested in 2021,” “Outstanding Equity Awards at December 31, 2021,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2021 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	12,500,664	(2)	$126.29 per share	(3)	7,671,756	(4)
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

(2)Total includes (i) 9,530,424 stock options, (ii) 1,089,063 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,607,244 restricted stock units, (iv) 251,060 director deferred stock awards and dividend equivalents accrued thereon and (v) 22,873 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.
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
(4)These shares are available for grant as of December 31, 2021 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and an additional 2.4 million shares, 3.1 million shares, 2.5 million shares and 4.4 million shares authorized by shareholders in May 2021, May 2019, May 2017 and May 2016, respectively, and shares subject to awards under the 2004 Incentive Plan and the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.
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

PART IV

Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of the report:
(1)     Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 119 hereof.
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

10.7*
The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 25, 2021, and is incorporated herein by reference.

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

10.12*
Current Director Compensation Program, effective as of May 20, 2021, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2021, and is incorporated herein by reference.

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

10.26*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.27*
Form of Amended and Restated Non-Solicitation and Non-Disclosure Agreement for Executive Officers was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.28*
Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.29†*	Form of Stock Option Grant Notification and Agreement.
10.30†*	Form of Restricted Stock Unit Award Notification and Agreement.
10.31*
Form of Performance Share Award Notification and Agreement (2019) was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by reference.

10.32*
Form of Performance Share Award Notification and Agreement (2020) was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference.

10.33*
Form of Performance Share Award Notification and Agreement (2021) was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference.

10.34†*	Form of Performance Share Award Notification and Agreement (2022).
10.35†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
21.1†	A list of the subsidiaries of the Company.
23.1†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit reports into Registration Statements of the Company on Form S-8 and Form S-3.

24.1†	Power of Attorney.
31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1†	The following information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Balance Sheet at December 31, 2021 and 2020; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 17, 2022	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2022
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Daniel S. Frey
By	/s/ DOUGLAS K. RUSSELL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2022
Douglas K. Russell
By	*	Director	February 17, 2022
Alan L. Beller
By	*	Director	February 17, 2022
Janet M. Dolan
By	*	Director	February 17, 2022
Patricia L. Higgins
By	*	Director	February 17, 2022
William J. Kane
By	*	Director	February 17, 2022
Thomas B. Leonardi
By	*	Director	February 17, 2022
Clarence Otis Jr.
By	*	Director	February 17, 2022
Elizabeth E. Robinson
By	*	Director	February 17, 2022
Philip T. Ruegger III
By	*	Director	February 17, 2022
Rafael Santana
By	*	Director	February 17, 2022
Todd C. Schermerhorn
By	*	Director	February 17, 2022
Laurie J. Thomsen
By	*	Director	February 17, 2022
Bridget van Kralingen
	/s/ CHRISTINE K. KALLA		February 17, 2022
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2021	2020	2019
Revenues
Net investment income	$13	$19	$41
Net realized investment gains	28	27	33
Total revenues	41	46	74
Expenses
Interest	292	292	297
Other	13	18	21
Total expenses	305	310	318
Loss before income taxes and net income of subsidiaries	(264)	(264)	(244)
Income tax benefit	(59)	(61)	(77)
Loss before net income of subsidiaries	(205)	(203)	(167)
Net income of subsidiaries	3,867	2,900	2,789
Net income	$3,662	$2,697	$2,622

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2021	2020	2019
Net income	$3,662	$2,697	$2,622
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains (losses) on investment securities having no credit losses recognized in the consolidated statement of income	(4)	3	4
Net changes in benefit plan assets and obligations	444	25	35
Other comprehensive income before income taxes and other comprehensive income (loss) of subsidiaries	440	28	39
Income tax expense	87	9	12
Other comprehensive income, net of taxes, before other comprehensive income (loss) of subsidiaries	353	19	27
Other comprehensive income (loss) of subsidiaries	(1,662)	1,843	2,472
Other comprehensive income (loss)	(1,309)	1,862	2,499
Comprehensive income	$2,353	$4,559	$5,121

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2021	2020
Assets
Fixed maturities	$95	$94
Equity securities	279	241
Short-term securities	1,479	1,646
Investment in subsidiaries	33,298	33,015
Other assets	704	330
Total assets	$35,855	$35,326
Liabilities
Debt	$6,596	$5,856
Other liabilities	366	262
Total liabilities	6,962	6,118
Shareholders’ equity
Common stock (1,750.0 shares authorized; 241.2 and 252.4 shares issued and outstanding)	24,154	23,743
Retained earnings	41,561	38,778
Accumulated other comprehensive income	1,193	2,502
Treasury stock, at cost (541.5 and 527.3 shares)	(38,015)	(35,815)
Total shareholders’ equity	28,893	29,208
Total liabilities and shareholders’ equity	$35,855	$35,326

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2021	2020	2019
Cash flows from operating activities
Net income	$3,662	$2,697	$2,622
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,867)	(2,900)	(2,789)
Dividends received from consolidated subsidiaries	2,149	1,964	2,459
Deferred federal income tax expense (benefit)	7	3	(2)
Change in income taxes payable	—	(6)	3
Other	(69)	(79)	(79)
Net cash provided by operating activities	1,882	1,679	2,214
Cash flows from investing activities
Net sales (purchases) of short-term securities	167	(256)	(19)
Other investments, net	(11)	(7)	(8)
Net cash provided by (used in) investing activities	156	(263)	(27)
Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(2,156)	(625)	(1,500)
Treasury stock acquired—net employee share-based compensation	(44)	(47)	(48)
Dividends paid to shareholders	(869)	(861)	(844)
Payment of debt	—	(500)	(500)
Issuance of debt	739	490	492
Issuance of common stock—employee share options	293	127	213
Net cash used in financing activities	(2,037)	(1,416)	(2,187)
Net increase in cash	1	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$1	$—	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$66	$81	$78
Cash paid during the year for interest	$289	$291	$291

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
TRV also has contingent obligations for guarantees in connection with the selling of businesses to third parties, certain insurance obligations of a subsidiary and various indemnifications including indemnifications that it utilizes with service providers in the normal course of business.  The guarantees and indemnification clauses are often standard contractual terms and include indemnifications for breaches of representations and warranties and in some cases obligations arising from certain liabilities. The terms of these provisions vary in duration and nature.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments. Accordingly, TRV is unable to provide an estimate of the maximum potential payments for such arrangements, and the likelihood for any payment under these guarantees is remote.

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2019-2021
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2021
Business Insurance	$1,206	$45,358	$7,953	$15,734	$2,265	$10,398	$2,581	$2,746	$16,092
Bond & Specialty Insurance	375	4,247	2,360	3,138	247	1,473	570	532	3,376
Personal Insurance	961	7,292	6,156	11,983	521	8,427	1,892	1,370	12,491
Total—Reportable Segments	2,542	56,897	16,469	30,855	3,033	20,298	5,043	4,648	31,959
Other	—	10	—	—	—	—	—	369	—
Consolidated	$2,542	$56,907	$16,469	$30,855	$3,033	$20,298	$5,043	$5,017	$31,959
2020
Business Insurance	$1,152	$44,162	$7,556	$15,294	$1,633	$10,804	$2,518	$2,664	$15,431
Bond & Specialty Insurance	328	3,814	2,020	2,823	213	1,464	519	500	2,951
Personal Insurance	878	6,534	5,646	10,927	381	6,855	1,736	1,314	11,350
Total—Reportable Segments	2,358	54,510	15,222	29,044	2,227	19,123	4,773	4,478	29,732
Other	—	11	—	—	—	—	—	370	—
Consolidated	$2,358	$54,521	$15,222	$29,044	$2,227	$19,123	$4,773	$4,848	$29,732
2019
Business Insurance	$1,161	$42,252	$7,540	$15,300	$1,816	$10,963	$2,503	$2,627	$15,629
Bond & Specialty Insurance	309	3,316	1,845	2,565	233	1,094	478	483	2,739
Personal Insurance	803	6,268	5,219	10,407	419	7,076	1,620	1,220	10,783
Total—Reportable Segments	2,273	51,836	14,604	28,272	2,468	19,133	4,601	4,330	29,151
Other	—	13	—	—	—	—	—	379	—
Consolidated	$2,273	$51,849	$14,604	$28,272	$2,468	$19,133	$4,601	$4,709	$29,151
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
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2021
Reinsurance recoverables	$146	$(5)	$—	$—	$141
Allowance for uncollectible:
Premiums receivable from underwriting activities	$105	$65	$—	$63	$107
Deductibles	$27	$2	$—	$—	$29
2020
Reinsurance recoverables (2)	$92	$1	$53	$—	$146
Allowance for uncollectible:
Premiums receivable from underwriting activities	$55	$95	$2	$47	$105
Deductibles	$22	$7	$(2)	$—	$27
2019
Reinsurance recoverables	$110	$(18)	$—	$—	$92
Allowance for uncollectible:
Premiums receivable from underwriting activities	$54	$59	$—	$58	$55
Deductibles	$24	$(2)	$—	$—	$22
___________________________________________
(1)    Credited to the related asset account
(2)    The $53 million represents the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2019-2021
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2021	$2,542	$56,897	$1,146	$16,469	$30,855	$3,033	$20,698	$(484)	$5,043	$17,871	$31,959
2020	$2,358	$54,510	$1,138	$15,222	$29,044	$2,227	$19,285	$(267)	$4,773	$16,589	$29,732
2019	$2,273	$51,836	$1,155	$14,604	$28,272	$2,468	$18,854	$164	$4,601	$17,794	$29,151
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.