Form 10-Q
period 2022-03-31
TRAVELERS COMPANIES, INC.
filed 2022-04-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 14, 2022 was 239,961,002.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2022
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenues
Premiums	$8,014	$7,386
Net investment income	637	701
Fee income	103	101
Net realized investment gains (losses)	(23)	44
Other revenues	78	81

Total revenues	8,809	8,313

Claims and expenses
Claims and claim adjustment expenses	5,039	4,970
Amortization of deferred acquisition costs	1,310	1,207
General and administrative expenses	1,191	1,163
Interest expense	87	82
Total claims and expenses	7,627	7,422

Income before income taxes	1,182	891
Income tax expense	164	158
Net income	$1,018	$733

Net income per share
Basic	$4.20	$2.89
Diluted	$4.15	$2.87

Weighted average number of common shares outstanding
Basic	240.9	252.1
Diluted	243.7	254.1

Cash dividends declared per common share	$0.88	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021

Net income	$1,018	$733

Other comprehensive loss
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(4,829)	(1,596)
Having credit losses recognized in the consolidated statement of income	(1)	—
Net changes in benefit plan assets and obligations	11	25
Net changes in unrealized foreign currency translation	2	26
Other comprehensive loss before income taxes	(4,817)	(1,545)
Income tax benefit	(1,022)	(334)
Other comprehensive loss, net of taxes	(3,795)	(1,211)
Comprehensive loss	$(2,777)	$(478)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $76,158 and $74,751; allowance for expected credit losses of $4 and $3)	$74,386	$77,810
Equity securities, at fair value (cost $761 and $749)	880	893
Real estate investments	975	979
Short-term securities	3,467	3,836
Other investments	3,956	3,857
Total investments	83,664	87,375
Cash	752	761
Investment income accrued	570	615
Premiums receivable (net of allowance for expected credit losses of $89 and $107)	8,593	8,085
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $135 and $141)	8,734	8,452
Ceded unearned premiums	1,266	902
Deferred acquisition costs	2,645	2,542
Deferred taxes	662	—
Contractholder receivables (net of allowance for expected credit losses of $19 and $21)	3,901	3,890
Goodwill	4,001	4,008
Other intangible assets	301	306
Other assets	3,503	3,530
Total assets	$118,592	$120,466

Liabilities
Claims and claim adjustment expense reserves	$57,572	$56,907
Unearned premium reserves	17,193	16,469
Contractholder payables	3,920	3,911
Payables for reinsurance premiums	694	384
Deferred taxes	—	289
Debt	7,291	7,290
Other liabilities	6,391	6,329
Total liabilities	93,061	91,579

Shareholders’ equity
Common stock (1,750.0 shares authorized; 240.0 and 241.2 shares issued and outstanding)	24,348	24,154
Retained earnings	42,359	41,555
Accumulated other comprehensive income (loss)	(2,602)	1,193
Treasury stock, at cost (544.8 and 541.5 shares)	(38,574)	(38,015)
Total shareholders’ equity	25,531	28,887
Total liabilities and shareholders’ equity	$118,592	$120,466

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021

Common stock
Balance, beginning of period	$24,154	$23,743
Employee share-based compensation	135	108
Compensation amortization under share-based plans and other changes	59	54
Balance, end of period	24,348	23,905

Retained earnings
Balance, beginning of period	41,555	38,771
Net income	1,018	733
Dividends	(214)	(216)
Other	—	(3)
Balance, end of period	42,359	39,285

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	1,193	2,502
Other comprehensive loss	(3,795)	(1,211)
Balance, end of period	(2,602)	1,291

Treasury stock, at cost
Balance, beginning of period	(38,015)	(35,815)
Treasury stock acquired — share repurchase authorizations	(500)	(356)
Net shares acquired related to employee share-based compensation plans	(59)	(41)
Balance, end of period	(38,574)	(36,212)

Total shareholders’ equity	$25,531	$28,269

Common shares outstanding
Balance, beginning of period	241.2	252.4
Treasury stock acquired — share repurchase authorizations	(2.9)	(2.4)
Net shares issued under employee share-based compensation plans	1.7	1.5
Balance, end of period	240.0	251.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,018	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	23	(44)
Depreciation and amortization	234	235
Deferred federal income tax expense	40	56
Amortization of deferred acquisition costs	1,310	1,207
Equity in income from other investments	(118)	(200)
Premiums receivable	(509)	(333)
Reinsurance recoverables	(282)	12
Deferred acquisition costs	(1,413)	(1,258)
Claims and claim adjustment expense reserves	679	777
Unearned premium reserves	727	509
Other	(443)	(504)
Net cash provided by operating activities	1,266	1,190
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,879	2,064
Proceeds from sales of investments:
Fixed maturities	1,044	1,238
Equity securities	63	25
Other investments	81	79
Purchases of investments:
Fixed maturities	(4,409)	(4,754)
Equity securities	(63)	(19)
Real estate investments	(9)	(5)
Other investments	(135)	(97)
Net sales of short-term securities	367	524
Securities transactions in the course of settlement	613	269
Acquisitions, net of cash acquired	(4)	(38)
Other	(84)	(60)
Net cash used in investing activities	(657)	(774)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(500)	(356)
Treasury stock acquired — net employee share-based compensation	(59)	(41)
Dividends paid to shareholders	(213)	(214)
Issuance of common stock — employee share options	159	134
Net cash used in financing activities	(613)	(477)
Effect of exchange rate changes on cash	(5)	3
Net decrease in cash	(9)	(58)
Cash at beginning of year	761	721
Cash at end of period	$752	$663
Supplemental disclosure of cash flow information
Income taxes paid	$10	$58
Interest paid	$59	$59

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the Company’s 2021 Annual Report).

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation.

Adoption of Accounting Standards

For information regarding accounting standards that the Company adopted during the periods presented, see note 1 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.

2.    SEGMENT INFORMATION

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2022
Premiums	$4,071	$820	$3,123	$8,014
Net investment income	468	59	110	637
Fee income	96	—	7	103
Other revenues	53	4	21	78
Total segment revenues (1)	$4,688	$883	$3,261	$8,832
Segment income (1)	$669	$217	$225	$1,111

2021
Premiums	$3,799	$743	$2,844	$7,386
Net investment income	523	59	119	701
Fee income	95	—	6	101
Other revenues	53	5	23	81
Total segment revenues (1)	$4,470	$807	$2,992	$8,269
Segment income (1)	$317	$137	$314	$768
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$830	$811
Commercial automobile	713	695
Commercial property	608	531
General liability	688	607
Commercial multi-peril	967	870
Other	17	14
Total Domestic	3,823	3,528
International	248	271
Total Business Insurance	4,071	3,799
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	274	266
General liability	373	331
Other	55	56
Total Domestic	702	653
International	118	90
Total Bond & Specialty Insurance	820	743
Personal Insurance:
Domestic:
Automobile	1,458	1,370
Homeowners and Other	1,496	1,308
Total Domestic	2,954	2,678
International	169	166
Total Personal Insurance	3,123	2,844
Total earned premiums	8,014	7,386
Net investment income	637	701
Fee income	103	101
Other revenues	78	81
Total segment revenues	8,832	8,269
Net realized investment gains (losses)	(23)	44
Total revenues	$8,809	$8,313
Income reconciliation, net of tax
Total segment income	$1,111	$768
Interest Expense and Other (1)	(74)	(69)
Core income	1,037	699
Net realized investment gains (losses)	(19)	34
Net income	$1,018	$733
_________________________________________________________
(1) The primary component of Interest Expense and Other was after-tax interest expense of $69 million and $65 million for the three months ended March 31, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2022	December 31, 2021
Asset reconciliation
Business Insurance	$89,036	$90,353
Bond & Specialty Insurance	10,171	10,146
Personal Insurance	18,527	18,983
Total assets by reportable segment	117,734	119,482
Other assets (1)	858	984
Total consolidated assets	$118,592	$120,466
 _________________________________________________________
(1)The primary components of other assets at both March 31, 2022 and December 31, 2021 were accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at March 31, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,356	$—	$7	$190	$3,173
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,345	—	275	821	18,799
Revenue	11,585	—	172	396	11,361
State general obligation	1,180	—	19	46	1,153
Pre-refunded	3,882	—	93	—	3,975
Total obligations of U.S. states, municipalities and political subdivisions	35,992	—	559	1,263	35,288
Debt securities issued by foreign governments	1,073	—	—	32	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,791	—	23	54	1,760
Corporate and all other bonds	33,946	4	257	1,075	33,124
Total	$76,158	$4	$846	$2,614	$74,386

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,574	$—	$20	$32	$3,562
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,668	—	1,045	46	19,667
Revenue	11,274	—	693	27	11,940
State general obligation	1,158	—	67	2	1,223
Pre-refunded	3,825	—	207	—	4,032
Total obligations of U.S. states, municipalities and political subdivisions	34,925	—	2,012	75	36,862
Debt securities issued by foreign governments	1,041	—	7	7	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	—	68	5	1,817
Corporate and all other bonds	33,457	3	1,249	175	34,528
Total	$74,751	$3	$3,356	$294	$77,810

Pre-refunded bonds of $3.98 billion and $4.03 billion at March 31, 2022 and December 31, 2021, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from sales of fixed maturities classified as available for sale were $1.04 billion and $1.24 billion during the three months ended March 31, 2022 and 2021, respectively. Gross gains of $5 million and $15 million and gross losses of $2 million and $1 million were realized on those sales during the three months ended March 31, 2022 and 2021, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at March 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$705	$118	$7	$816
Non-redeemable preferred stock	56	9	1	64
Total	$761	$127	$8	$880

				Fair
(at December 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$694	$137	$4	$827
Non-redeemable preferred stock	55	11	—	66
Total	$749	$148	$4	$893

For the three months ended March 31, 2022 and 2021, the Company recognized $(14) million and $23 million of net gains (losses) on equity securities still held as of March 31, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at March 31, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of notes to the consolidated financial statements in the Company’s 2021 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at March 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,344	$167	$228	$23	$2,572	$190
Obligations of U.S. states, municipalities and political subdivisions	10,923	1,100	1,177	163	12,100	1,263
Debt securities issued by foreign governments	633	21	145	11	778	32
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,336	53	21	1	1,357	54
Corporate and all other bonds	15,170	836	1,964	239	17,134	1,075
Total	$30,406	$2,177	$3,535	$437	$33,941	$2,614

	Less than 12 months		12 months or longer		Total
(at December 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,438	$32	$5	$—	$2,443	$32
Obligations of U.S. states, municipalities and political subdivisions	3,873	69	153	6	4,026	75
Debt securities issued by foreign governments	452	7	7	—	459	7
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	426	5	1	—	427	5
Corporate and all other bonds	7,306	153	436	22	7,742	175
Total	$14,495	$266	$602	$28	$15,097	$294

At March 31, 2022, the amount of gross unrealized losses for all fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost was $142 million due to higher interest rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Credit Impairment Charges

The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Three Months Ended March 31, 2022	At and For the Three Months Ended March 31, 2021

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	1	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell (1)	—	—
Balance, end of period	$4	$2
(1)Credit impairment charges recognized in net realized investment gains (losses) for both the three months ended March 31, 2022 and 2021 included no credit losses on fixed maturity securities which the Company intends to sell.

Total net credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $1 million and $0 million for the three months ended March 31, 2022 and 2021, respectively. Credit losses related to the fixed maturity portfolio for the three months ended March 31, 2022 and 2021 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2022 and December 31, 2021.

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

For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment’s equity, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $345 million and $343 million for these investments at March 31, 2022 and December 31, 2021, respectively, in the amounts disclosed in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.

Other Liabilities

The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call option at both March 31, 2022 and December 31, 2021 was $3 million, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call option in Level 3.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2022, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,173	$3,173	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	35,288	—	35,284	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,760	—	1,712	48
Corporate and all other bonds	33,124	3	32,897	224
Total fixed maturities	74,386	3,176	70,934	276
Equity securities
Common stock	816	497	—	319
Non-redeemable preferred stock	64	18	20	26
Total equity securities	880	515	20	345
Other investments	19	17	—	2
Total	$75,285	$3,708	$70,954	$623

Other liabilities	$3	$—	$—	$3

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	$3,562	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	36,862	—	36,858	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	—	1,762	55
Corporate and all other bonds	34,528	—	34,339	189
Total fixed maturities	77,810	3,562	74,000	248
Equity securities
Common stock	827	509	—	318
Non-redeemable preferred stock	66	21	20	25
Total equity securities	893	530	20	343
Other investments	23	18	—	5
Total	$78,726	$4,110	$74,020	$596

Other liabilities	$3	$—	$—	$3

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2022.

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

(at March 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,467	$3,467	$376	$3,030	$61
Financial liabilities
Debt	$7,191	$7,920	$—	$7,920	$—
Commercial paper	100	100	—	100	—

(at December 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,836	$3,836	$1,163	$2,615	$58
Financial liabilities
Debt	$7,190	$9,085	$—	$9,085	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2022 or the year ended December 31, 2021.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2022 and 2021, and the changes in the allowance for expected credit losses for the three months ended March 31, 2022 and 2021.

	At and For the Three Months Ended March 31, 2022		At and For the Three Months Ended March 31, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,085	$107	$7,829	$105

Current period change for expected credit losses		18		16
Write-offs of uncollectible premiums receivable		36		11

Balance, end of period	$8,593	$89	$8,167	$110

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2022 and 2021, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2022 and 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Three Months Ended March 31, 2022		At and For the Three Months Ended March 31, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,452	$141	$8,350	$146

Current period change for estimated uncollectible reinsurance		(6)		(4)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,734	$135	$8,345	$142

Of the total reinsurance recoverables at March 31, 2022, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance, $5.94 billion, or 84%, were rated by A.M. Best Company.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 16% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 9% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at March 31, 2022 and 2021, and the changes in the allowance for expected credit losses for the three months ended March 31, 2022 and 2021.

	At and For the Three Months Ended March 31, 2022		At and For the Three Months Ended March 31, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,890	$21	$4,242	$19

Current period change for expected credit losses		(2)		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,901	$19	$4,271	$19

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

(in millions)	March 31, 2022	December 31, 2021
Business Insurance	$2,600	$2,610
Bond & Specialty Insurance	550	550
Personal Insurance	825	822
Other	26	26
Total	$4,001	$4,008
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$102	$43	$59
Contract-based (1)	205	189	16
Total subject to amortization	307	232	75
Not subject to amortization	226	—	226
Total	$533	$232	$301

(at December 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$41	$63
Contract-based (1)	205	188	17
Total subject to amortization	309	229	80
Not subject to amortization	226	—	226
Total	$535	$229	$306
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

Amortization expense of intangible assets was $3 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.  Amortization expense for all intangible assets subject to amortization is estimated to be $10 million for the remainder of 2022, $13 million in 2023, $12 million in 2024, $12 million in 2025 and $11 million in 2026. Amortization

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $2 million for the remainder of 2022, $3 million in 2023, $2 million in 2024, $2 million in 2025 and $1 million in 2026.

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2022	December 31, 2021
Property-casualty	$57,563	$56,897
Accident and health	9	10
Total	$57,572	$56,907

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2022	2021
Claims and claim adjustment expense reserves at beginning of year	$56,897	$54,510
Less reinsurance recoverables on unpaid losses	8,209	8,153
Net reserves at beginning of year	48,688	46,357

Estimated claims and claim adjustment expenses for claims arising in the current year	5,133	5,242
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(114)	(294)
Total increases	5,019	4,948

Claims and claim adjustment expense payments for claims arising in:
Current year	1,074	1,059
Prior years	3,498	3,012
Total payments	4,572	4,071
Unrealized foreign exchange (gain) loss	(13)	28
Net reserves at end of period	49,122	47,262
Plus reinsurance recoverables on unpaid losses	8,441	8,068
Claims and claim adjustment expense reserves at end of period	$57,563	$55,330

Gross claims and claim adjustment expense reserves at March 31, 2022 increased by $666 million from December 31, 2021, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year, (iii) fully reinsured property losses associated with fronting arrangements and (iv) reduced claim settlement activity largely due to continued disruptions in the judicial system related to COVID-19.

Reinsurance recoverables on unpaid losses at March 31, 2022 increased by $232 million from December 31, 2021, primarily reflecting the impact of fully reinsured property losses associated with fronting arrangements, partially offset by cash collections in the first three months of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2022 and 2021, estimated claims and claim adjustment expenses incurred included $114 million and $294 million, respectively, of net favorable development for claims arising in prior years, including $153 million and $317 million, respectively, of net favorable prior year reserve development, and $12 million of accretion of discount in each period that impacted the Company's results of operations.

Business Insurance. Net favorable prior year reserve development in the first quarters of 2022 and 2021 totaled $113 million and $134 million, respectively, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years. The first quarters of 2022 and 2021 also included an increase to environmental reserves. Included in net favorable prior year reserve development in the first quarter of 2021 was a subrogation benefit of $10 million from Southern California Edison Company related to the 2018 Woolsey wildfire in California.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2022 totaled $35 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years, partially offset by higher than expected loss experience in the domestic operations' general liability product line for management liability coverages for multiple accident years. Net favorable prior year reserve development in the first quarter of 2021 totaled $15 million, primarily driven by better than expected loss experience in the domestic fidelity and surety product lines for multiple accident years, partially offset by higher than expected loss experience in the domestic general liability product line for management liability coverages for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2022 totaled $5 million. Net favorable prior year reserve development in the first quarter of 2021 totaled $168 million, primarily driven by better than expected loss experience in domestic operations in both the homeowners and other and automobile product lines for recent accident years. Included in net favorable prior year reserve development in the first quarter of 2021 was a subrogation benefit of $62 million from Southern California Edison Company related to the 2018 Woolsey wildfire in California.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2022.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2021	$2,233	$182	$(473)	$(749)	$1,193

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(3,804)	(1)	1	2	(3,802)
Amounts reclassified from AOCI, net of tax	(1)	—	8	—	7
Net OCI, current period	(3,805)	(1)	9	2	(3,795)
Balance, March 31, 2022	$(1,572)	$181	$(464)	$(747)	$(2,602)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2022	2021

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(4,829)	$(1,596)
Income tax benefit	(1,024)	(339)
Net of taxes	(3,805)	(1,257)

Having credit losses recognized in the consolidated statement of income	(1)	—
Income tax benefit	—	—
Net of taxes	(1)	—

Net changes in benefit plan assets and obligations	11	25
Income tax expense	2	5
Net of taxes	9	20

Net changes in unrealized foreign currency translation	2	26
Income tax expense	—	—
Net of taxes	2	26

Total other comprehensive loss	(4,817)	(1,545)
Total income tax benefit	(1,022)	(334)
Total other comprehensive loss, net of taxes	$(3,795)	$(1,211)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

	Three Months Ended March 31,
(in millions)	2022	2021

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(2)	$(14)
Income tax expense (2)	(1)	(3)
Net of taxes	(1)	(11)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	4	10
General and administrative expenses (3)	6	15
Total	10	25
Income tax benefit (2)	2	5
Net of taxes	8	20

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	8	11
Total income tax benefit	1	2
Total reclassifications, net of taxes	$7	$9
 _________________________________________________________
(1)   (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)   (Increases) decreases income tax expense on the consolidated statement of income.
(3)    Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES

During the three months ended March 31, 2022, the Company repurchased 2.9 million common shares under its share repurchase authorizations for total cost of $500 million. The average cost per share repurchased was $172.10.  In addition, the Company acquired 0.4 million shares for a total cost of $59 million during the three months ended March 31, 2022 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At March 31, 2022, the Company had $3.51 billion of capacity remaining under its share repurchase authorizations.

10.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.    EARNINGS PER SHARE, Continued

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021

Basic and Diluted
Net income, as reported	$1,018	$733
Participating share-based awards — allocated income	(7)	(5)
Net income available to common shareholders — basic and diluted	$1,011	$728

Common Shares
Basic
Weighted average shares outstanding	240.9	252.1

Diluted
Weighted average shares outstanding	240.9	252.1
Weighted average effects of dilutive securities — stock options and performance shares	2.8	2.0
Total	243.7	254.1

Net Income per Common Share
Basic	$4.20	$2.89
Diluted	$4.15	$2.87

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2022:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,437,915	$130.41	6.5 years	$389
Exercisable at end of period	4,607,372	$122.31	5.2 years	$278
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $59 million and $53 million for the three months ended March 31, 2022 and 2021, respectively. The related tax benefits recognized in earnings were $10 million and $9 million for the three months ended March 31, 2022 and 2021, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2022 was $278 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2022	2021	2022	2021

Net Periodic Benefit Cost (Benefit):
Service cost	$36	$35	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$25	$21	$1	$1
Expected return on plan assets	(74)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	12	27	(1)	(1)
Total non-service cost (benefit)	(37)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$14	$(1)	$(1)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2022	2021	2022	2021
Service Cost:
Claims and claim adjustment expenses	$15	$14	$—	$—
General and administrative expenses	21	21	—	—
Total service cost	36	35	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(15)	(9)	—	—
General and administrative expenses	(22)	(12)	(1)	(1)
Total non-service cost (benefit)	(37)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$14	$(1)	$(1)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021

Lease cost
Operating leases	$21	$23
Short-term leases (1)	—	—
Lease expense	21	23
Less: sublease income (2)	—	—
Net lease cost	$21	$23

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$24	$26
Right-of-use assets obtained in exchange for new lease liabilities	$2	$12
Weighted average discount rate	2.23%	2.46%
Weighted average remaining lease term	4.8 years	4.9 years
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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.72 billion and $1.70 billion at March 31, 2022 and December 31, 2021, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at March 31, 2022.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2022, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of notes to the consolidated financial statements in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2022 First Quarter Consolidated Results of Operations

•Net income of $1.02 billion, or $4.20 per share basic and $4.15 per share diluted
•Net earned premiums of $8.01 billion
•Catastrophe losses of $160 million ($127 million after-tax)
•Net favorable prior year reserve development of $153 million ($122 million after-tax)
•Combined ratio of 91.3%
•Net investment income of $637 million ($539 million after-tax)
•Net realized investment losses of $23 million ($19 million after-tax)
•Operating cash flows of $1.27 billion

2022 First Quarter Consolidated Financial Condition

•Total investments of $83.66 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $118.59 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 22.2% (21.3% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $773 million, comprising $559 million of share repurchases and $214 million of dividends
•Shareholders’ equity of $25.53 billion
•Net unrealized investment losses of $1.77 billion ($1.39 billion after-tax)
•Book value per common share of $106.40
•Holding company liquidity of $1.55 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2022	2021

Revenues
Premiums	$8,014	$7,386
Net investment income	637	701
Fee income	103	101
Net realized investment gains (losses)	(23)	44
Other revenues	78	81
Total revenues	8,809	8,313

Claims and expenses
Claims and claim adjustment expenses	5,039	4,970
Amortization of deferred acquisition costs	1,310	1,207
General and administrative expenses	1,191	1,163
Interest expense	87	82
Total claims and expenses	7,627	7,422
Income before income taxes	1,182	891
Income tax expense	164	158
Net income	$1,018	$733

Net income per share
Basic	$4.20	$2.89
Diluted	$4.15	$2.87

Combined ratio
Loss and loss adjustment expense ratio	62.3%	66.7%
Underwriting expense ratio	29.0	29.9
Combined ratio	91.3%	96.6%

The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $4.15 in the first quarter of 2022 increased by 45% over diluted net income per share of $2.87 in the same period of 2021.  Net income of $1.02 billion in the first quarter of 2022 increased by 39% over net income of $733 million in the same period of 2021.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the first quarter of 2022 primarily reflected the pre-tax impacts of (i) lower catastrophe losses, partially offset by (ii) lower net favorable prior year reserve development, (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (iv) net realized investment losses compared to net realized investment gains in the same period of 2021 and (v) lower net investment income. Catastrophe losses in the first quarters of 2022 and 2021 were $160 million and $835 million, respectively. Net favorable prior year reserve development in the first quarters of 2022 and 2021 was $153 million and $317 million, respectively. The lower underlying underwriting margins in the first quarter of 2022 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Underlying underwriting margins in the first quarter of 2021 included a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the first quarter of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in income before income taxes, partially offset by a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company, see “Outlook” herein and “The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2021 Annual Report.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months ended March 31, 2022 and 2021, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2022 were $8.01 billion, $628 million or 9% higher than in the same period of 2021.  In Business Insurance, earned premiums in the first quarter of 2022 increased by 7% over the same period of 2021.  Earned premiums in Business Insurance in the first quarter of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in the first quarter of 2022 increased by 10% over the same period of 2021.  In Personal Insurance, earned premiums in the first quarter of 2022 increased by 10% over the same period of 2021.  Earned premiums in Bond & Specialty Insurance and Personal Insurance in the first quarter of 2021 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Average investments (1)	$86,345	$81,209
Pre-tax net investment income	637	701
After-tax net investment income	539	590
Average pre-tax yield (2)	2.9%	3.5%
Average after-tax yield (2)	2.5%	2.9%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the first quarter of 2022 was $637 million, $64 million or 9% lower than in the same period of 2021.  Net investment income from fixed maturity investments in the first quarter of 2022 was $505 million, $14 million higher than in the same period of 2021. The increase primarily resulted from a higher average level of fixed maturity investments, partially offset by lower long-term interest rates. Net investment income from short-term securities in the first quarter of 2022 was $2 million, $1 million lower than in the same period of 2021, primarily resulting from a lower level of short-term investments, partially offset by higher short-term interest rates. The Company's remaining investment portfolios had net investment income of $142 million in the first quarter of 2022, $76 million lower than in the same period of 2021. The decline in net investment income from these portfolios in the first quarter of 2022 compared with the same period of 2021 primarily reflected the impact of lower returns from private equity partnerships as compared to strong returns in the same period of 2021. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
Fee income in the first quarter of 2022 was $103 million, $2 million higher than in the same period of 2021. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2022	2021
Credit impairment gains (losses):
Fixed maturities	$(1)	$—
Other investments	—	—
Net realized investment gains (losses) on equity securities still held	(14)	23
Other net realized investment gains (losses), including from sales	(8)	21
Total	$(23)	$44

Net realized investment gains (losses) on equity securities still held of $(14) million in the first quarter of 2022 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $23 million in the first quarter of 2021 were driven by the impact of changes in fair value attributable to favorable equity markets.

Other Revenues
Other revenues in the first quarters of 2022 and 2021 included revenues from Simply Business and installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2022 were $5.04 billion, $69 million or 1% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, including elevated severity in the current quarter in both the automobile and homeowners and other product lines in Personal Insurance, (iii) lower net favorable prior year reserve development and (iv) a comparison to a low level of loss activity in the prior year quarter in the automobile product line in Personal Insurance, partially offset by (v) lower catastrophe losses. Catastrophe losses in the first quarter of 2022 primarily resulted from wind storms in multiple states. Catastrophe losses in the first quarter of 2021 primarily resulted from winter storms and wind storms in several regions of the United States. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses in the first quarter of 2021 are discussed in more detail in the segment discussions that follow.

Factors contributing to net favorable prior year reserve development during the first quarters of 2022 and 2021 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
There were no significant catastrophes incurred during the three months ended March 31, 2022. The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2021, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2022 and 2021 for significant catastrophes that occurred in 2021 and 2020, and the estimate of ultimate losses for those catastrophes at March 31, 2022 and December 31, 2021. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2022 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2022	2021	March 31, 2022	December 31, 2021

2020
PCS Serial Number:
16 — Tennessee tornado activity	3	(1)	145	142
19 — Severe storms	(3)	(5)	122	125
20 — Severe storms	5	(5)	145	140
33 — Civil unrest	(4)	—	89	93
44 — Tropical Storm Isaias	3	(1)	121	118
46 — Midwest derecho	(2)	(5)	200	202
68 — California wildfire - Glass fire	—	(7)	136	136

2021
PCS Serial Number:
15 — Winter storms	(3)	223	225	228
17 — Winter storms	—	480	508	508
29 — Severe wind storms	(1)	n/a	104	105
60 — Hurricane Ida	(20)	n/a	397	417
76 — Tornado outbreak	2	n/a	133	131

_________________________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2021 and 2020 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties, the terms of which are described in "Part I—Item 1—Business" in the Company's 2021 Annual Report. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2021 through and including December 31, 2021 and the period January 1, 2020 through and including December 31, 2020, respectively. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2022 was $1.31 billion, $103 million or 9% higher than in the same period of 2021, consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2022 were $1.19 billion, $28 million or 2% higher than in the same period of 2021, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the first quarters of 2022 and 2021 was $87 million and $82 million, respectively.

Income Tax Expense
Income tax expense in the first quarter of 2022 was $164 million, $6 million or 4% higher than in the same period of 2021, primarily reflecting the $291 million increase in income before income taxes in the first quarter of 2022, partially offset by the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company’s effective tax rate was 14% and 18% in the first quarters of 2022 and 2021, respectively.  The effective tax rates in both periods were lower than the statutory rate of 21%, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. In addition, the effective tax rate for the first quarter of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 91.3% in the first quarter of 2022 was 5.3 points lower than the combined ratio of 96.6% in the same period of 2021.  The loss and loss adjustment expense ratio of 62.3% in the first quarter of 2022 was 4.4 points lower than the loss and loss adjustment expense ratio of 66.7% in the same period of 2021.  The underwriting expense ratio of 29.0% for the first quarter of 2022 was 0.9 points lower than the underwriting expense ratio of 29.9% in the same period of 2021.

Catastrophe losses in the first quarters of 2022 and 2021 accounted for 2.0 points and 11.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2022 and 2021 provided 1.9 points and 4.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2022 was 1.7 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) a comparison to a low level of loss activity in the prior year quarter in the automobile product line in Personal Insurance and (ii) elevated severity in the current quarter in both the automobile and homeowners and other product lines in Personal Insurance, partially offset by (iii) earned pricing that exceeded loss cost trends in Business Insurance and Bond & Specialty Insurance and (iv) a lower expense ratio.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021
Business Insurance	$5,148	$4,776
Bond & Specialty Insurance	1,009	834
Personal Insurance	3,126	2,797
Total	$9,283	$8,407

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021
Business Insurance	$4,502	$4,125
Bond & Specialty Insurance	882	723
Personal Insurance	2,983	2,657
Total	$8,367	$7,505

Gross and net written premiums in the first quarter of 2022 increased by 10% and 11%, respectively, over the same period of 2021. Gross and net written premiums in Business Insurance in the first quarter of 2022 increased by 8% and 9%, respectively, over the same period of 2021. Gross and net written premiums in Bond & Specialty Insurance in the first quarter of 2022 increased by 21% and 22%, respectively, over the same period of 2021. Gross and net written premiums in Personal Insurance in the first quarter of 2022 both increased by 12% over the same period of 2021. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Revenues
Earned premiums	$4,071	$3,799
Net investment income	468	523
Fee income	96	95
Other revenues	53	53
Total revenues	4,688	4,470

Total claims and expenses	3,879	4,098

Segment income before income taxes	809	372
Income tax expense	140	55
Segment income	$669	$317

Loss and loss adjustment expense ratio	60.7%	72.2%
Underwriting expense ratio	30.2	31.3
Combined ratio	90.9%	103.5%

Overview
Segment income in the first quarter of 2022 was $669 million, $352 million or 111% higher than segment income of $317 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher underlying underwriting margins, partially offset by (iii) lower net investment income and (iv) lower net favorable prior year reserve development. Catastrophe losses in the first quarters of 2022 and 2021 were $79 million and $506 million, respectively. Net favorable prior year reserve development in the first quarters of 2022 and 2021 was $113 million and $134 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) earned pricing that exceeded loss cost trends. Income tax expense in the first quarter of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2022 were $4.07 billion, $272 million or 7% higher than in the same period of 2021. The increase primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in the first quarter of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the first quarter of 2022 was $468 million, $55 million or 11% lower than in the same period of 2021.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2022 compared with the same period of 2021. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the first quarter of 2022 was $96 million, $1 million or 1% higher than in the same period of 2021, primarily reflecting higher serviced premium volume from the workers' compensation residual market pool.

Other Revenues
Other revenues in the first quarter of 2022 were $53 million, comparable with the same period of 2021. Other revenues include revenues from Simply Business, as well as installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2022 were $2.51 billion, $274 million or 10% lower than in the same period of 2021, primarily reflecting the impacts of (i) lower catastrophe losses, partially offset by (ii) loss cost trends, (iii) higher business volumes and (iv) lower net favorable prior year reserve development. Claims and claim adjustment expenses in the first quarter of 2021 included favorable loss activity related to the impact of COVID-19 and related economic conditions.

Factors contributing to net favorable prior year reserve development during the first quarters of 2022 and 2021 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2022 was $668 million, $41 million or 7% higher than the same period of 2021, consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2022 were $697 million, $14 million or 2% higher than in the same period of 2021, primarily in support of business growth.

Income Tax Expense
Income tax expense in the first quarter of 2022 was $140 million, $85 million higher than the same period of 2021, primarily reflecting the impact of the $437 million increase in income before income taxes. Income tax expense in the first quarter of 2022 was reduced by $3 million as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 90.9% in the first quarter of 2022 was 12.6 points lower than the combined ratio of 103.5% in the same period of 2021.  The loss and loss adjustment expense ratio of 60.7% in the first quarter of 2022 was 11.5 points lower than the loss and loss adjustment expense ratio of 72.2% in the same period of 2021. The underwriting expense ratio of 30.2% for the first quarter of 2022 was 1.1 points lower than the underwriting expense ratio of 31.3% in the same period of 2021.

Catastrophe losses in the first quarters of 2022 and 2021 accounted for 1.9 points and 13.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarters of 2022 and 2021 provided 2.8 points and 3.5 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2022 was 1.9 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) earned pricing that exceeded loss cost trends and (ii) a lower expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021
Domestic:
Select Accounts	$837	$751
Middle Market	2,795	2,565
National Accounts	510	497
National Property and Other	638	600
Total Domestic	4,780	4,413
International	368	363
Total Business Insurance	$5,148	$4,776

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021
Domestic:
Select Accounts	$819	$729
Middle Market	2,616	2,384
National Accounts	303	290
National Property and Other	497	445
Total Domestic	4,235	3,848
International	267	277
Total Business Insurance	$4,502	$4,125

Gross and net written premiums in the first quarter of 2022 increased by 8% and 9%, respectively, over the same period of 2021.

Select Accounts.  Net written premiums of $819 million in the first quarter of 2022 increased by 12% over the same period of 2021. Retention rates remained strong in the first quarter of 2022 and increased over the same period of 2021. Renewal premium changes in the first quarter of 2022 remained positive and were lower than in the same period of 2021.  New business premiums in the first quarter of 2022 increased over the same period of 2021.

Middle Market.  Net written premiums of $2.62 billion in the first quarter of 2022 increased by 10% over the same period of 2021.  Retention rates remained strong in the first quarter of 2022 and increased over the same period of 2021.  Renewal premium changes in the first quarter of 2022 remained positive and were comparable with the same period of 2021.  New business premiums in the first quarter of 2022 increased over the same period of 2021.

National Accounts.  Net written premiums of $303 million in the first quarter of 2022 increased by 4% over the same period of 2021. Retention rates remained strong in the first quarter of 2022.  Renewal premium changes in the first quarter of 2022 were slightly negative and lower than in the same period of 2021. New business premiums in the first quarter of 2022 increased over the same period of 2021.

National Property and Other.  Net written premiums of $497 million in the first quarter of 2022 increased by 12% over the same period of 2021.  Retention rates remained strong in the first quarter of 2022 and increased over the same period of 2021.  Renewal premium changes in the first quarter of 2022 remained positive and were lower than in the same period of 2021. New business premiums in the first quarter of 2022 increased over the same period of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International.  Net written premiums of $267 million in the first quarter of 2022 decreased by 4% from the same period of 2021, primarily driven by Canada and the Company's operations at Lloyd's, partially offset by the United Kingdom.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Revenues
Earned premiums	$820	$743
Net investment income	59	59
Other revenues	4	5
Total revenues	883	807

Total claims and expenses	644	638

Segment income before income taxes	239	169
Income tax expense	22	32
Segment income	$217	$137

Loss and loss adjustment expense ratio	42.8%	49.9%
Underwriting expense ratio	35.2	35.3
Combined ratio	78.0%	85.2%

Overview
Segment income in the first quarter of 2022 was $217 million, $80 million or 58% higher than segment income of $137 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) lower catastrophe losses and (iii) higher net favorable prior year reserve development. Catastrophe losses in the first quarters of 2022 and 2021 were $1 million and $24 million, respectively. Net favorable prior year reserve development in the first quarters of 2022 and 2021 was $35 million and $15 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) elevated other loss activity in the prior year quarter and (iii) earned pricing that exceeded loss cost trends. Income tax expense in the first quarter of 2022 was lower than in the same period of 2021, primarily reflecting a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2022 were $820 million, $77 million or 10% higher than in the same period of 2021, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2022 was $59 million, comparable with the same period of 2021. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment income in the first quarter of 2022 compared with the same period of 2021. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2022 were $354 million, $20 million or 5% lower than in the same period of 2021, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) elevated other loss activity in the prior year quarter, partially offset by (iv) higher business volumes.

Factors contributing to net favorable prior year reserve development during the first quarters of 2022 and 2021 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2022 was $149 million, $15 million or 11% higher than in the same period of 2021, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2022 were $141 million, $11 million or 8% higher than in the same period of 2021. The increase primarily reflected the impact of higher business volumes.

Income Tax Expense
Income tax expense in the first quarter of 2022 was $22 million, $10 million or 31% lower than in the same period of 2021, primarily reflecting the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by the impact of the $70 million increase in segment income before income taxes.

Combined Ratio

The combined ratio of 78.0% in the first quarter of 2022 was 7.2 points lower than the combined ratio of 85.2% in the same period of 2021.  The loss and loss adjustment expense ratio of 42.8% in the first quarter of 2022 was 7.1 points lower than the loss and loss adjustment expense ratio of 49.9% in the same period of 2021. The underwriting expense ratio of 35.2% in the first quarter of 2022 was 0.1 points lower than the underwriting expense ratio of 35.3% in the same period of 2021.

Net favorable prior year reserve development in the first quarters of 2022 and 2021 provided 4.3 points and 2.1 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first quarters of 2022 and 2021 accounted for 0.1 points and 3.1 points, respectively, of the combined ratio. The underlying combined ratio in the first quarter of 2022 was 2.0 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated other loss activity in the prior year quarter and (ii) earned pricing that exceeded loss cost trends.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021

Domestic:
Management Liability	$574	$502
Surety	296	235
Total Domestic	870	737
International	139	97
Total Bond & Specialty Insurance	$1,009	$834

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021

Domestic:
Management Liability	$505	$444
Surety	257	200
Total Domestic	762	644
International	120	79
Total Bond & Specialty Insurance	$882	$723

Gross and net written premiums in the first quarter of 2022 increased by 21% and 22%, respectively, over the same period of 2021.

Domestic.  Net written premiums of $762 million in the first quarter of 2022 increased by 18% over the same period of 2021. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2022. Renewal premium changes in the first quarter of 2022 remained positive and were higher than in the same period of 2021. New business premiums in the first quarter of 2022 increased over the same period of 2021.

International.  Net written premiums of $120 million in the first quarter of 2022 increased by 52% over the same period of 2021, primarily driven by increases in the United Kingdom and broader Europe.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Revenues
Earned premiums	$3,123	$2,844
Net investment income	110	119
Fee income	7	6
Other revenues	21	23
Total revenues	3,261	2,992

Total claims and expenses	3,009	2,598

Segment income before income taxes	252	394
Income tax expense	27	80
Segment income	$225	$314

Loss and loss adjustment expense ratio	69.5%	63.6%
Underwriting expense ratio	25.8	26.7
Combined ratio	95.3%	90.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the first quarter of 2022 was $225 million, $89 million or 28% lower than segment income of $314 million in the same period of 2021. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development, partially offset by (iii) lower catastrophe losses. Net favorable prior year reserve development in the first quarters of 2022 and 2021 was $5 million and $168 million, respectively. Catastrophe losses in the first quarters of 2022 and 2021 were $80 million and $305 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) a comparison to a low level of loss activity in the prior year quarter in the automobile product line and (ii) elevated severity in the current quarter in both the automobile and homeowners and other product lines, partially offset by (iii) higher business volumes. Income tax expense in the first quarter of 2022 was lower than in the same period of 2021, primarily reflecting the impact of the decrease in income before income taxes and a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums
Earned premiums in the first quarter of 2022 were $3.12 billion, $279 million or 10% higher than in the same period of 2021, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the first quarter of 2022 was $110 million, $9 million or 8% lower than in the same period of 2021. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2022 compared with the same period of 2021. In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the first quarters of 2022 and 2021 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2022 were $2.17 billion, $363 million or 20% higher than in the same period of 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated severity in the current quarter in both the automobile and homeowners and other product lines, (ii) lower net favorable prior year reserve development, (iii) higher business volumes and (iv) a comparison to a low level of loss activity in the prior year quarter in the automobile product line, partially offset by (v) lower catastrophe losses.

Net favorable prior year reserve development was not significant in the first quarter of 2022. Factors contributing to net favorable prior year reserve development during the first quarter of 2021 are discussed in more detail in note 7 of notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2022 was $493 million, $47 million or 11% higher than in the same period of 2021, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in the first quarter of 2022 were $345 million, comparable with the same period of 2021.

Income Tax Expense
Income tax expense in the first quarter of 2022 was $27 million, $53 million or 66% lower than in same period of 2021, primarily reflecting the impact of the $142 million decrease in segment income before income taxes and the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 95.3% in the first quarter of 2022 was 5.0 points higher than the combined ratio of 90.3% in the same period of 2021.  The loss and loss adjustment expense ratio of 69.5% in the first quarter of 2022 was 5.9 points higher than the loss and loss adjustment expense ratio of 63.6% in the same period of 2021.  The underwriting expense ratio of 25.8% for the first quarter of 2022 was 0.9 points lower than the underwriting expense ratio of 26.7% in the same period of 2021.

Catastrophe losses in the first quarters of 2022 and 2021 accounted for 2.6 points and 10.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2022 and 2021 provided 0.1 points and 5.9 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2022 was 7.4 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) a comparison to a low level of loss activity in the prior year quarter in the automobile product line and (ii) elevated severity in the current quarter in both the automobile and homeowners and other product lines, partially offset by (iii) a lower expense ratio.

Written Premiums

Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021

Domestic:
Automobile	$1,507	$1,387
Homeowners and Other	1,472	1,268
Total Domestic	2,979	2,655
International	147	142
Total Personal Insurance	$3,126	$2,797

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2022	2021

Domestic:
Automobile	$1,496	$1,375
Homeowners and Other	1,344	1,144
Total Domestic	2,840	2,519
International	143	138
Total Personal Insurance	$2,983	$2,657

Gross and net written premiums in the first quarter of 2022 both increased by 12% over the same period of 2021.

Domestic
Automobile net written premiums of $1.50 billion in the first quarter of 2022 increased by 9% over the same period of 2021. Retention rates remained strong in the first quarter of 2022.  Renewal premium changes in the first quarter of 2022 remained positive and were higher than in the same period of 2021.  New business premiums in the first quarter of 2022 increased over the same period of 2021.

Homeowners and Other net written premiums of $1.34 billion in the first quarter of 2022 increased by 17% over the same period of 2021.  Retention rates remained strong in the first quarter of 2022.  Renewal premium changes in the first quarter of 2022 remained positive and were higher than in the same period of 2021.  New business premiums in the first quarter of 2022 decreased from the same period of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

For its Domestic business, Personal Insurance had approximately 9.0 million and 8.5 million active policies at March 31, 2022 and 2021, respectively.

International
International net written premiums of $143 million in the first quarter of 2022 increased by 4% over the same period of 2021.

For its International business, Personal Insurance had approximately 473,000 and 490,000 active policies at March 31, 2022 and 2021, respectively.
Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2022	2021
Income (loss)	$(74)	$(69)

The Income (loss) for Interest Expense and Other in the first quarters of 2022 and 2021 was $(74) million and $(69) million, respectively.  Pre-tax interest expense for the first quarters of 2022 and 2021 was $87 million and $82 million, respectively. After-tax interest expense for the first quarters of 2022 and 2021 was $69 million and $65 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first three months of 2022 and 2021 were $36 million and $49 million, respectively. Net asbestos reserves were $1.30 billion and $1.29 billion at March 31, 2022 and March 31, 2021, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2022	2021
Beginning reserves:
Gross	$1,687	$1,668
Ceded	(346)	(330)
Net	1,341	1,338

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	52	52
Ceded	(16)	(3)
Net	36	49

Foreign exchange and other:
Gross	—	—
Ceded	(1)	—
Net	(1)	—

Ending reserves:
Gross	1,635	1,616
Ceded	(331)	(327)
Net	$1,304	$1,289
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $45 million and $33 million in the first three months of 2022 and 2021, respectively. Net environmental paid loss and loss expenses in the first three months of 2022 and 2021 were $15 million and $23 million, respectively. Net environmental reserves were $351 million and $316 million at March 31, 2022 and March 31, 2021, respectively.

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2022 were $83.66 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2022 was $74.39 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2022 and December 31, 2021.  Below investment grade securities represented 1.4% of the total fixed maturity investment portfolio at both March 31, 2022 and December 31, 2021. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) at March 31, 2022 and 4.2 (4.4 excluding short-term securities) at December 31, 2021.

Obligations of U.S. States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2022 and December 31, 2021 included $35.29 billion and $36.86 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2022 and December 31, 2021 were $3.98 billion and $4.03 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both March 31, 2022 and December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2022 and December 31, 2021 included $1.76 billion and $1.82 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2022 and December 31, 2021 were $766 million and $846 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $995 million and $971 million at March 31, 2022 and December 31, 2021, respectively. Approximately 41% and 47% of the Company’s CMO holdings at March 31, 2022 and December 31, 2021, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $591 million and $511 million of non-guaranteed CMO holdings was "Aaa/Aal" at both March 31, 2022 and December 31, 2021. The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both March 31, 2022 and December 31, 2021.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2021 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2021 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At March 31, 2022 and December 31, 2021, the carrying value of the Company’s other investments was $3.96 billion and $3.86 billion, respectively.

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

REINSURANCE RECOVERABLES

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2021 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2022	December 31, 2021
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,159	$3,931
Gross structured settlements	2,900	2,900
Mandatory pools and associations	1,810	1,762
Gross reinsurance recoverables	8,869	8,593
Allowance for estimated uncollectible reinsurance	(135)	(141)
Net reinsurance recoverables	$8,734	$8,452

Net reinsurance recoverables at March 31, 2022 increased by $282 million from December 31, 2021, primarily reflecting the impact of fully reinsured property losses associated with fronting arrangements, partially offset by cash collections in the first three months of 2022.

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

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2022.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2022 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity; changes in current period loss estimates resulting from prior period loss development; changes in loss cost trends, including as a result of COVID-19 and related economic conditions; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

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

It is possible that changes in economic conditions, the supply chain, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve, could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials are adversely impacting severity in our auto and property businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company's 2021 Annual Report.

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, many of which could continue to be affected by COVID-19, such as an economic slowdown, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) at March 31, 2022.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2022, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

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

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for slightly higher levels of fixed income investments and the impact of expected higher reinvestment yields on fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $440 million in the second quarter of 2022, $460 million in the third quarter of 2022 and $480 million in the fourth quarter of 2022. This expectation could be impacted by disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these other investments was particularly strong during 2021 reflecting strong global financial market performance. Given the particularly strong 2021 performance, the Company expects that net investment income from these other investments in 2022 will be significantly lower than in 2021. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment losses of $23 million in the first three months of 2022. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment loss of $1.77 billion ($1.39 billion after-tax) in its fixed maturity investment portfolio at March 31, 2022, compared to a net pre-tax unrealized investment gain of $3.06 billion ($2.42 billion after-tax) at December 31, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2021 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2021 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2021 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2021 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2022, see “Liquidity and Capital Resources” herein. S&P has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company's claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors" in the Company's 2021 Annual Report.

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders' equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2021 Annual Report.

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

LIQUIDITY AND CAPITAL RESOURCES

Consistent with 2021, the Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first three months of 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2021 Annual Report.
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2021 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2022, TRV held total cash and short-term invested assets in the United States aggregating $1.55 billion and having a weighted average maturity of 41 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.22 billion).  TRV’s holding company liquidity of $1.55 billion at March 31, 2022 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2022.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 10, 2022 which permits it to issue securities from time to time.  The Company intends to file a new shelf registration statement in the second quarter of 2022. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 4, 2023. At March 31, 2022, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $279 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2022. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first three months of 2022 and 2021 was $1.27 billion and $1.19 billion, respectively. The increase in cash flows in the first three months of 2022 primarily reflected the impacts of higher levels of cash received for premiums and lower levels of payments for general and administrative expenses, partially offset by higher levels of payments for claims and claim adjustments expenses, as well as higher commissions paid.

Investing Activities
Net cash used in investing activities in the first three months of 2022 and 2021 was $657 million and $774 million, respectively.  The Company’s consolidated total investments at March 31, 2022 decreased by $3.71 billion, or 4% from year-end 2021, primarily reflecting the impacts of (i) net unrealized investment losses on investments at March 31, 2022 as compared with net unrealized gains at December 31, 2021, due to the impact of higher interest rates during the first three months of 2022 and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.

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

Financing Activities
Net cash used in financing activities in the first three months of 2022 and 2021 was $613 million and $477 million, respectively.  The totals in both 2022 and 2021 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2022 and 2021 were $559 million and $397 million, respectively.

Dividends.  Dividends paid to shareholders were $213 million and $214 million in the first three months of 2022 and 2021, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 19, 2022, the Company announced that it would increase its regular quarterly dividend from $0.88 per share to $0.93 per share, a 6% increase. The increased dividend is payable June 30, 2022 to shareholders of record on June 10, 2022.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2022, the Company repurchased 2.9 million common shares under its share repurchase authorizations for a total cost of $500 million. The average cost per share repurchased was $172.10. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at that date. At March 31, 2022, the Company had $3.51 billion of capacity remaining under its share repurchase authorizations.

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at March 31, 2022 and December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2022	December 31, 2021
Debt:
Short-term	$100	$100
Long-term	7,254	7,254
Net unamortized fair value adjustments and debt issuance costs	(63)	(64)
Total debt	7,291	7,290

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	28,133	27,694
Accumulated other comprehensive income (loss)	(2,602)	1,193
Total shareholders’ equity	25,531	28,887
Total capitalization	$32,822	$36,177

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	March 31, 2022	December 31, 2021
Total capitalization	$32,822	$36,177
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(1,391)	2,415
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$34,213	$33,762
Debt-to-total capital ratio	22.2%	20.2%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.3%	21.6%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.3% at March 31, 2022 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since February 17, 2022, the date on which the Company's 2021 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2021 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2021 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.03 billion at March 31, 2022) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2022			December 31, 2021
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,503	$8,907	$14,410	$5,351	$8,863	$14,214
Commercial property	1,322	271	1,593	1,220	392	1,612
Commercial multi-peril	2,503	2,535	5,038	2,404	2,573	4,977
Commercial automobile	2,621	2,337	4,958	2,594	2,335	4,929
Workers’ compensation	10,058	9,721	19,779	10,152	9,551	19,703
Fidelity and surety	170	460	630	188	436	624
Personal automobile	2,073	1,763	3,836	2,062	1,765	3,827
Personal homeowners and other	1,043	1,392	2,435	1,021	1,395	2,416
International and other	2,756	2,128	4,884	2,525	2,070	4,595
Property-casualty	28,049	29,514	57,563	27,517	29,380	56,897
Accident and health	9	—	9	10	—	10
Claims and claim adjustment expense reserves	$28,058	$29,514	$57,572	$27,527	$29,380	$56,907

The $665 million increase in gross claims and claim adjustment expense reserves since December 31, 2021 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year, (iii) fully reinsured property losses associated with fronting arrangements and (iv) reduced claim settlement activity largely due to continued disruptions in the judicial system related to COVID-19.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2021 Annual Report for a discussion of recently issued accounting pronouncements.

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
•new product offerings;
•the impact of developments in the tort environment, such as increased attorney involvement in insurance claims; and
•the impact of developments in the geopolitical environment.

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
•if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, including increased inflation, the Company’s financial results could be materially and adversely affected;
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

Business and Operational Risks

•the ongoing impact of COVID-19 and related risks could materially affect the Company's results of operations, financial position and/or liquidity, including with respect to revenues, claims and claim adjustment expenses, general and administrative expenses, investments, inflation, adverse legislative and/or regulatory action, operational disruptions and heightened cyber security risks;
•the intense competition that the Company faces, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which it operates, could harm its ability to maintain or increase its business volumes and its profitability;
•disruptions to the Company’s relationships with its independent agents and brokers or the Company’s inability to manage effectively a changing distribution landscape could adversely affect the Company;
•the Company’s efforts to develop new products or services, expand in targeted markets, improve business processes and workflows or make acquisitions may not be successful and may create enhanced risks;
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

Technology and Intellectual Property Risks

•if, as a result of cyber attacks (the risk of which could be exacerbated by geopolitical tensions) or otherwise, the Company experiences difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, the Company’s ability to conduct its business could be negatively impacted;
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

In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report, in each case as updated by the Company's periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2021 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2021 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report and "Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2021 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2022	January 31, 2022	164,619	$164.68	161,239	$3,979
February 1, 2022	February 28, 2022	1,912,556	$171.24	1,570,758	$3,710
March 1, 2022	March 31, 2022	1,173,912	$174.46	1,173,532	$3,505
Total		3,251,087	$172.07	2,905,529	$3,505

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 20, 2021 and added $5.0 billion of repurchase capacity to the $805 million capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.

The Company acquired 345,558 shares for a total cost of $59 million during the three months ended March 31, 2022 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Additional
Compensation Information—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 8, 2022. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5. OTHER INFORMATION, Continued
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

10.1†*	The Travelers Severance Plan (as Amended and Restated, effective January 1, 2022).

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2022 and 2021; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheet at March 31, 2022 and December 31, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 19, 2022	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 19, 2022	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)