Form 10-Q
period 2022-06-30
TRAVELERS COMPANIES, INC.
filed 2022-07-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 18, 2022 was 237,313,119.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2022
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
Premiums	$8,317	$7,616	$16,331	$15,002
Net investment income	707	818	1,344	1,519
Fee income	100	104	203	205
Net realized investment gains (losses)	(95)	61	(118)	105
Other revenues	107	88	185	169

Total revenues	9,136	8,687	17,945	17,000

Claims and expenses
Claims and claim adjustment expenses	5,803	5,045	10,842	10,015
Amortization of deferred acquisition costs	1,365	1,254	2,675	2,461
General and administrative expenses	1,223	1,174	2,414	2,337
Interest expense	88	83	175	165
Total claims and expenses	8,479	7,556	16,106	14,978

Income before income taxes	657	1,131	1,839	2,022
Income tax expense	106	197	270	355
Net income	$551	$934	$1,569	$1,667

Net income per share
Basic	$2.29	$3.70	$6.50	$6.58
Diluted	$2.27	$3.66	$6.43	$6.53

Weighted average number of common shares outstanding
Basic	238.4	250.7	239.7	251.4
Diluted	241.1	253.1	242.4	253.6

Cash dividends declared per common share	$0.93	$0.88	$1.81	$1.73

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$551	$934	$1,569	$1,667

Other comprehensive income (loss)
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(3,045)	533	(7,874)	(1,063)
Having credit losses recognized in the consolidated statement of income	(2)	—	(3)	—
Net changes in benefit plan assets and obligations	11	26	22	51
Net changes in unrealized foreign currency translation	(174)	40	(172)	66
Other comprehensive income (loss) before income taxes	(3,210)	599	(8,027)	(946)
Income tax expense (benefit)	(657)	121	(1,679)	(213)
Other comprehensive income (loss), net of taxes	(2,553)	478	(6,348)	(733)
Comprehensive income (loss)	$(2,002)	$1,412	$(4,779)	$934

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $75,917 and $74,751; allowance for expected credit losses of $4 and $3)	$71,099	$77,810
Equity securities, at fair value (cost $755 and $749)	800	893
Real estate investments	970	979
Short-term securities	3,569	3,836
Other investments	4,021	3,857
Total investments	80,459	87,375
Cash	710	761
Investment income accrued	612	615
Premiums receivable (net of allowance for expected credit losses of $89 and $107)	9,132	8,085
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $132 and $141)	8,509	8,452
Ceded unearned premiums	1,196	902
Deferred acquisition costs	2,776	2,542
Deferred taxes	1,374	—
Contractholder receivables (net of allowance for expected credit losses of $18 and $21)	3,735	3,890
Goodwill	3,967	4,008
Other intangible assets	294	306
Other assets	3,823	3,530
Total assets	$116,587	$120,466

Liabilities
Claims and claim adjustment expense reserves	$57,983	$56,907
Unearned premium reserves	17,811	16,469
Contractholder payables	3,753	3,911
Payables for reinsurance premiums	620	384
Deferred taxes	—	289
Debt	7,291	7,290
Other liabilities	6,255	6,329
Total liabilities	93,713	91,579

Shareholders’ equity
Common stock (1,750.0 shares authorized; 237.3 and 241.2 shares issued and outstanding)	24,419	24,154
Retained earnings	42,684	41,555
Accumulated other comprehensive income (loss)	(5,155)	1,193
Treasury stock, at cost (547.7 and 541.5 shares)	(39,074)	(38,015)
Total shareholders’ equity	22,874	28,887
Total liabilities and shareholders’ equity	$116,587	$120,466

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Common stock
Balance, beginning of period	$24,348	$23,905	$24,154	$23,743
Employee share-based compensation	30	61	165	169
Compensation amortization under share-based plans and other changes	41	36	100	90
Balance, end of period	24,419	24,002	24,419	24,002

Retained earnings
Balance, beginning of period	42,359	39,285	41,555	38,771
Net income	551	934	1,569	1,667
Dividends	(225)	(224)	(439)	(440)
Other	(1)	3	(1)	—
Balance, end of period	42,684	39,998	42,684	39,998

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(2,602)	1,291	1,193	2,502
Other comprehensive income (loss)	(2,553)	478	(6,348)	(733)
Balance, end of period	(5,155)	1,769	(5,155)	1,769

Treasury stock, at cost
Balance, beginning of period	(38,574)	(36,212)	(38,015)	(35,815)
Treasury stock acquired — share repurchase authorizations	(500)	(400)	(1,000)	(756)
Net shares acquired related to employee share-based compensation plans	—	(1)	(59)	(42)
Balance, end of period	(39,074)	(36,613)	(39,074)	(36,613)

Total shareholders’ equity	$22,874	$29,156	$22,874	$29,156

Common shares outstanding
Balance, beginning of period	240.0	251.5	241.2	252.4
Treasury stock acquired — share repurchase authorizations	(2.9)	(2.6)	(5.8)	(5.0)
Net shares issued under employee share-based compensation plans	0.2	0.6	1.9	2.1
Balance, end of period	237.3	249.5	237.3	249.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$1,569	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	118	(105)
Depreciation and amortization	444	450
Deferred federal income tax expense (benefit)	(28)	57
Amortization of deferred acquisition costs	2,675	2,461
Equity in income from other investments	(295)	(513)
Premiums receivable	(1,071)	(718)
Reinsurance recoverables	(84)	154
Deferred acquisition costs	(2,917)	(2,601)
Claims and claim adjustment expense reserves	1,272	1,313
Unearned premium reserves	1,398	968
Other	(440)	(94)
Net cash provided by operating activities	2,641	3,039
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,697	4,347
Proceeds from sales of investments:
Fixed maturities	2,701	2,482
Equity securities	84	45
Other investments	173	195
Purchases of investments:
Fixed maturities	(7,998)	(9,462)
Equity securities	(86)	(41)
Real estate investments	(16)	(14)
Other investments	(252)	(221)
Net sales (purchases) of short-term securities	257	(194)
Securities transactions in the course of settlement	236	229
Acquisitions, net of cash acquired	(4)	(38)
Other	(159)	(113)
Net cash used in investing activities	(1,367)	(2,785)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,000)	(756)
Treasury stock acquired — net employee share-based compensation	(59)	(42)
Dividends paid to shareholders	(436)	(436)
Issuance of debt	—	739
Issuance of common stock — employee share options	194	206
Net cash used in financing activities	(1,301)	(289)
Effect of exchange rate changes on cash	(24)	3
Net decrease in cash	(51)	(32)
Cash at beginning of year	761	721
Cash at end of period	$710	$689

Supplemental disclosure of cash flow information
Income taxes paid	$552	$342
Interest paid	$174	$163

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

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to the prior period to conform to the 2022 presentation.

Adoption of Accounting Standards

For information regarding accounting standards that the Company adopted during the periods presented, see note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.

2.    SEGMENT INFORMATION

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2022
Premiums	$4,218	$851	$3,248	$8,317
Net investment income	521	64	122	707
Fee income	93	—	7	100
Other revenues	85	4	18	107
Total segment revenues (1)	$4,917	$919	$3,395	$9,231
Segment income (loss) (1)	$666	$228	$(193)	$701

2021
Premiums	$3,880	$776	$2,960	$7,616
Net investment income	615	64	139	818
Fee income	97	—	7	104
Other revenues	57	7	24	88
Total segment revenues (1)	$4,649	$847	$3,130	$8,626
Segment income (1)	$643	$187	$121	$951
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2022
Premiums	$8,289	$1,671	$6,371	$16,331
Net investment income	989	123	232	1,344
Fee income	189	—	14	203
Other revenues	138	8	39	185
Total segment revenues (1)	$9,605	$1,802	$6,656	$18,063
Segment income (1)	$1,335	$445	$32	$1,812

2021
Premiums	$7,679	$1,519	$5,804	$15,002
Net investment income	1,138	123	258	1,519
Fee income	192	—	13	205
Other revenues	110	12	47	169
Total segment revenues (1)	$9,119	$1,654	$6,122	$16,895
Segment income (1)	$960	$324	$435	$1,719
_________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$864	$810	$1,694	$1,621
Commercial automobile	735	709	1,448	1,404
Commercial property	638	556	1,246	1,087
General liability	700	618	1,388	1,225
Commercial multi-peril	1,010	899	1,977	1,769
Other	16	14	33	28
Total Domestic	3,963	3,606	7,786	7,134
International	255	274	503	545
Total Business Insurance	4,218	3,880	8,289	7,679
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	295	276	569	542
General liability	385	347	758	678
Other	54	55	109	111
Total Domestic	734	678	1,436	1,331
International	117	98	235	188
Total Bond & Specialty Insurance	851	776	1,671	1,519
Personal Insurance:
Domestic:
Automobile	1,511	1,405	2,969	2,775
Homeowners and Other	1,570	1,377	3,066	2,685
Total Domestic	3,081	2,782	6,035	5,460
International	167	178	336	344
Total Personal Insurance	3,248	2,960	6,371	5,804
Total earned premiums	8,317	7,616	16,331	15,002
Net investment income	707	818	1,344	1,519
Fee income	100	104	203	205
Other revenues	107	88	185	169
Total segment revenues	9,231	8,626	18,063	16,895
Net realized investment gains (losses)	(95)	61	(118)	105
Total revenues	$9,136	$8,687	$17,945	$17,000
Income reconciliation, net of tax
Total segment income	$701	$951	$1,812	$1,719
Interest Expense and Other (1)	(76)	(72)	(150)	(141)
Core income	625	879	1,662	1,578
Net realized investment gains (losses)	(74)	47	(93)	81
Impact of changes in tax laws and/or tax rates (2)	—	8	—	8
Net income	$551	$934	$1,569	$1,667
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $69 million and $65 million for the three months ended June 30, 2022 and 2021, respectively, and $138 million and $130 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2022	December 31, 2021
Asset reconciliation
Business Insurance	$87,092	$90,353
Bond & Specialty Insurance	10,167	10,146
Personal Insurance	18,366	18,983
Total assets by reportable segment	115,625	119,482
Other assets (1)	962	984
Total consolidated assets	$116,587	$120,466
 _________________________________________________________
(1)The primary components of other assets at both June 30, 2022 and December 31, 2021 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at June 30, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,845	$—	$7	$264	$3,588
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,959	—	55	1,593	18,421
Revenue	11,174	—	38	763	10,449
State general obligation	1,169	—	6	75	1,100
Pre-refunded	3,566	—	72	—	3,638
Total obligations of U.S. states, municipalities and political subdivisions	35,868	—	171	2,431	33,608
Debt securities issued by foreign governments	1,048	—	1	47	1,002
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,795	—	15	120	1,690
Corporate and all other bonds	33,361	4	32	2,178	31,211
Total	$75,917	$4	$226	$5,040	$71,099

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,574	$—	$20	$32	$3,562
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,668	—	1,045	46	19,667
Revenue	11,274	—	693	27	11,940
State general obligation	1,158	—	67	2	1,223
Pre-refunded	3,825	—	207	—	4,032
Total obligations of U.S. states, municipalities and political subdivisions	34,925	—	2,012	75	36,862
Debt securities issued by foreign governments	1,041	—	7	7	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	—	68	5	1,817
Corporate and all other bonds	33,457	3	1,249	175	34,528
Total	$74,751	$3	$3,356	$294	$77,810

Pre-refunded bonds of $3.64 billion and $4.03 billion at June 30, 2022 and December 31, 2021, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from the sales of fixed maturities classified as available for sale were $2.70 billion and $2.48 billion during the six months ended June 30, 2022 and 2021, respectively. Gross gains of $10 million and $43 million and gross losses of $8 million and $5 million were realized on those sales during the six months ended June 30, 2022 and 2021, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at June 30, 2022, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$706	$66	$27	$745
Non-redeemable preferred stock	49	8	2	55
Total	$755	$74	$29	$800

				Fair
(at December 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$694	$137	$4	$827
Non-redeemable preferred stock	55	11	—	66
Total	$749	$148	$4	$893

For the six months ended June 30, 2022 and 2021, the Company recognized $(85) million and $51 million of net gains (losses) on equity securities still held as of June 30, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at June 30, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at June 30, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,506	$235	$221	$29	$2,727	$264
Obligations of U.S. states, municipalities and political subdivisions	19,690	2,201	1,117	230	20,807	2,431
Debt securities issued by foreign governments	805	34	136	13	941	47
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,476	118	21	2	1,497	120
Corporate and all other bonds	25,489	1,818	1,917	360	27,406	2,178
Total	$49,966	$4,406	$3,412	$634	$53,378	$5,040

	Less than 12 months		12 months or longer		Total
(at December 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,438	$32	$5	$—	$2,443	$32
Obligations of U.S. states, municipalities and political subdivisions	3,873	69	153	6	4,026	75
Debt securities issued by foreign governments	452	7	7	—	459	7
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	426	5	1	—	427	5
Corporate and all other bonds	7,306	153	436	22	7,742	175
Total	$14,495	$266	$602	$28	$15,097	$294

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following table summarizes, for all fixed maturities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at June 30, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	807	195	—	—	1,002
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	116	—	—	—	116
Total	$923	$195	$—	$—	$1,118

At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. The increase in fixed maturities in an unrealized loss position from December 31, 2021 through June 30, 2022 was primarily due to higher interest rates. These unrealized losses at June 30, 2022 represented less than 2% of the fixed maturity portfolio on a pre-tax basis and approximately 5% of shareholders' equity on an after-tax basis.

Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Three Months Ended June 30, 2022	At and For the Three Months Ended June 30, 2021

Balance, beginning of period	$4	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(1)
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Six Months Ended June 30, 2022	At and For the Six Months Ended June 30, 2021

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	1	(1)
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$2

Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income, were $20 million and $0 million for the three months ended June 30, 2022 and 2021, respectively, and $21 million and $0 million for the six months ended June 30, 2022 and 2021, respectively. Credit losses related to the fixed maturity portfolio for both the three months and six months ended June 30, 2022 and 2021 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2022 and December 31, 2021.

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

For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $338 million and $343 million for these investments at June 30, 2022 and December 31, 2021, respectively, in the amounts disclosed in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at June 30, 2022, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,588	$3,588	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	33,608	—	33,608	—
Debt securities issued by foreign governments	1,002	—	1,002	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,690	—	1,690	—
Corporate and all other bonds	31,211	—	30,986	225
Total fixed maturities	71,099	3,588	67,286	225
Equity securities
Common stock	745	426	—	319
Non-redeemable preferred stock	55	16	20	19
Total equity securities	800	442	20	338
Other investments	16	15	—	1
Total	$71,915	$4,045	$67,306	$564

Other liabilities	$3	$—	$—	$3

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	$3,562	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	36,862	—	36,858	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	—	1,762	55
Corporate and all other bonds	34,528	—	34,339	189
Total fixed maturities	77,810	3,562	74,000	248
Equity securities
Common stock	827	509	—	318
Non-redeemable preferred stock	66	21	20	25
Total equity securities	893	530	20	343
Other investments	23	18	—	5
Total	$78,726	$4,110	$74,020	$596

Other liabilities	$3	$—	$—	$3

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2022.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at June 30, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,569	$3,569	$421	$3,092	$56
Financial liabilities
Debt	$7,191	$7,081	$—	$7,081	$—
Commercial paper	100	100	—	100	—

(at December 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,836	$3,836	$1,163	$2,615	$58
Financial liabilities
Debt	$7,190	$9,085	$—	$9,085	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2022 or the year ended December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2022 and 2021, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2022 and 2021.

	At and For the Three Months Ended June 30, 2022		At and For the Three Months Ended June 30, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,593	$89	$8,167	$110

Current period change for expected credit losses		17		14
Write-offs of uncollectible premiums receivable		17		19

Balance, end of period	$9,132	$89	$8,555	$105

	At and For the Six Months Ended June 30, 2022		At and For the Six Months Ended June 30, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,085	$107	$7,829	$105

Current period change for expected credit losses		35		30
Write-offs of uncollectible premiums receivable		53		30

Balance, end of period	$9,132	$89	$8,555	$105

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2022 and 2021, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2022 and 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Three Months Ended June 30, 2022		At and For the Three Months Ended June 30, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,734	$135	$8,345	$142

Current period change for estimated uncollectible reinsurance		(3)		(7)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,509	$132	$8,209	$135

	At and For the Six Months Ended June 30, 2022		At and For the Six Months Ended June 30, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,452	$141	$8,350	$146

Current period change for estimated uncollectible reinsurance		(9)		(11)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,509	$132	$8,209	$135

Of the total reinsurance recoverables at June 30, 2022, $5.95 billion, or 86%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 14% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 7% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at June 30, 2022 and 2021, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2022 and 2021.

	At and For the Three Months Ended June 30, 2022		At and For the Three Months Ended June 30, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,901	$19	$4,271	$19

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		1		—
Balance, end of period	$3,735	$18	$4,016	$19

	At and For the Six Months Ended June 30, 2022		At and For the Six Months Ended June 30, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,890	$21	$4,242	$19

Current period change for expected credit losses		(2)		—
Write-offs of uncollectible contractholder receivables		1		—
Balance, end of period	$3,735	$18	$4,016	$19

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

(in millions)	June 30, 2022	December 31, 2021
Business Insurance	$2,571	$2,610
Bond & Specialty Insurance	550	550
Personal Insurance	820	822
Other	26	26
Total	$3,967	$4,008
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$43	$53
Contract-based (1)	205	190	15
Total subject to amortization	301	233	68
Not subject to amortization	226	—	226
Total	$527	$233	$294

(at December 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$41	$63
Contract-based (1)	205	188	17
Total subject to amortization	309	229	80
Not subject to amortization	226	—	226
Total	$535	$229	$306
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2022	December 31, 2021
Property-casualty	$57,976	$56,897
Accident and health	7	10
Total	$57,983	$56,907

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2022	2021
Claims and claim adjustment expense reserves at beginning of year	$56,897	$54,510
Less reinsurance recoverables on unpaid losses	8,209	8,153
Net reserves at beginning of year	48,688	46,357

Estimated claims and claim adjustment expenses for claims arising in the current year	11,194	10,430
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(387)	(459)
Total increases	10,807	9,971

Claims and claim adjustment expense payments for claims arising in:
Current year	3,357	3,113
Prior years	6,205	5,274
Total payments	9,562	8,387
Unrealized foreign exchange (gain) loss	(164)	53
Net reserves at end of period	49,769	47,994
Plus reinsurance recoverables on unpaid losses	8,207	7,901
Claims and claim adjustment expense reserves at end of period	$57,976	$55,895

Gross claims and claim adjustment expense reserves at June 30, 2022 increased by $1.08 billion from December 31, 2021, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first six months of 2022, partially offset by (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at June 30, 2022 decreased by $2 million from December 31, 2021.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2022 and 2021, estimated claims and claim adjustment expenses incurred included $387 million and $459 million, respectively, of net favorable development for claims arising in prior years, including $444 million and $499 million, respectively, of net favorable prior year reserve development, and $23 million and $24 million, respectively, of accretion of discount that impacted the Company's results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net favorable prior year reserve development in the second quarter of 2022 totaled $202 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years and in the commercial multi-peril product line for recent accident years, partially offset by an increase in reserves in the domestic operations' general liability product line including for run-off operations. Net favorable prior year reserve development in the second quarter of 2021 totaled $73 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years, partially offset by an increase in reserves related to run-off operations.

Net favorable prior year reserve development in the first six months of 2022 totaled $315 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years and in the commercial multi-peril product line for recent accident years, partially offset by an increase in reserves in the domestic operations' general liability product line including for run-off operations. Net favorable prior year reserve development in the first six months of 2021 totaled $207 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years and in the commercial property and commercial automobile product lines for recent accident years, partially offset by an increase in reserves related to run-off operations. The first six months of 2022 and 2021 also included an increase to environmental reserves.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2022 totaled $73 million and $108 million, respectively, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2021 totaled $44 million and $59 million, respectively, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years.

Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2022 totaled $16 million and $21 million, respectively. Net favorable prior year reserve development in the second quarter and first six months of 2021 totaled $65 million and $233 million, respectively, primarily driven by better than expected loss experience in the domestic operations in both the automobile and homeowners and other product lines for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and six months ended June 30, 2022.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2022	$(1,572)	$181	$(464)	$(747)	$(2,602)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(2,415)	(2)	1	(161)	(2,577)
Amounts reclassified from AOCI, net of tax	16	—	8	—	24
Net OCI, current period	(2,399)	(2)	9	(161)	(2,553)
Balance, June 30, 2022	$(3,971)	$179	$(455)	$(908)	$(5,155)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2021	$2,233	$182	$(473)	$(749)	$1,193

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(6,219)	(3)	2	(159)	(6,379)
Amounts reclassified from AOCI, net of tax	15	—	16	—	31
Net OCI, current period	(6,204)	(3)	18	(159)	(6,348)
Balance, June 30, 2022	$(3,971)	$179	$(455)	$(908)	$(5,155)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(3,045)	$533	$(7,874)	$(1,063)
Income tax expense (benefit)	(646)	111	(1,670)	(228)
Net of taxes	(2,399)	422	(6,204)	(835)

Having credit losses recognized in the consolidated statement of income	(2)	—	(3)	—
Income tax benefit	—	—	—	—
Net of taxes	(2)	—	(3)	—

Net changes in benefit plan assets and obligations	11	26	22	51
Income tax expense	2	6	4	11
Net of taxes	9	20	18	40

Net changes in unrealized foreign currency translation	(174)	40	(172)	66
Income tax expense (benefit)	(13)	4	(13)	4
Net of taxes	(161)	36	(159)	62

Total other comprehensive income (loss)	(3,210)	599	(8,027)	(946)
Total income tax expense (benefit)	(657)	121	(1,679)	(213)
Total other comprehensive income (loss), net of taxes	$(2,553)	$478	$(6,348)	$(733)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$21	$(24)	$19	$(38)
Income tax (expense) benefit (2)	5	(5)	4	(8)
Net of taxes	16	(19)	15	(30)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	4	11	8	21
General and administrative expenses (3)	7	15	13	30
Total	11	26	21	51
Income tax benefit (2)	3	6	5	11
Net of taxes	8	20	16	40

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	32	2	40	13
Total income tax benefit	8	1	9	3
Total reclassifications, net of taxes	$24	$1	$31	$10
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     DEBT

Credit Agreement. On June 15, 2022, the Company entered into a five-year $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year $1.0 billion credit agreement that was due to expire on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company's net worth as defined above at March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s board of directors. At June 30, 2022, the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings. At June 30, 2022, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
10.     COMMON SHARE REPURCHASES

During the three and six months ended June 30, 2022, the Company repurchased 2.9 million and 5.8 million common shares, respectively, under its share repurchase authorizations for total cost of $500 million and $1.00 billion, respectively. The average cost per share repurchased was $172.56 and $172.33, respectively.  In addition, the Company acquired 2,394 shares and 0.4 million common shares for a total cost of approximately $414,000 and $59 million during the three and six months ended June 30, 2022, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At June 30, 2022, the Company had $3.01 billion of capacity remaining under its share repurchase authorizations.

11.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021

Basic and Diluted
Net income, as reported	$551	$934	$1,569	$1,667
Participating share-based awards — allocated income	(4)	(7)	(11)	(12)
Net income available to common shareholders — basic and diluted	$547	$927	$1,558	$1,655

Common Shares
Basic
Weighted average shares outstanding	238.4	250.7	239.7	251.4

Diluted
Weighted average shares outstanding	238.4	250.7	239.7	251.4
Weighted average effects of dilutive securities — stock options and performance shares	2.7	2.4	2.7	2.2
Total	241.1	253.1	242.4	253.6

Net Income per Common Share
Basic	$2.29	$3.70	$6.50	$6.58
Diluted	$2.27	$3.66	$6.43	$6.53

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2022:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,211,916	$130.88	6.3 years	$278
Exercisable at end of period	4,433,140	$122.89	5.0 years	$205
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $41 million and $36 million for the three months ended June 30, 2022 and 2021, respectively, and $100 million and $89 million for the six months ended June 30, 2022 and 2021, respectively. The related tax benefits recognized in earnings were $7 million and $6 million for the three months ended June 30, 2022 and 2021, respectively, and $17 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2022 was $245 million, which is expected to be recognized over a weighted-average period of 2.0 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2022	2021	2022	2021

Net Periodic Benefit Cost (Benefit):
Service cost	$37	$36	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$26	$20	$1	$—
Expected return on plan assets	(74)	(68)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	13	27	(1)	—
Total non-service cost (benefit)	(35)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$2	$15	$(1)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended June 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2022	2021	2022	2021
Service Cost:
Claims and claim adjustment expenses	$15	$15	$—	$—
General and administrative expenses	22	21	—	—
Total service cost	37	36	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(14)	(8)	(1)	(1)
General and administrative expenses	(21)	(13)	—	—
Total non-service cost (benefit)	(35)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$2	$15	$(1)	$(1)

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2022	2021	2022	2021
Net Periodic Benefit Cost (Benefit):
Service cost	$73	$71	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	51	41	2	1
Expected return on plan assets	(148)	(137)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	25	54	(2)	(1)
Total non-service cost (benefit)	(72)	(42)	(2)	(2)
Net periodic benefit cost (benefit)	$1	$29	$(2)	$(2)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the six months ended June 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2022	2021	2022	2021
Service Cost:
Claims and claim adjustment expenses	$30	$29	$—	$—
General and administrative expenses	43	42	—	—
Total service cost	73	71	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(29)	(17)	(1)	(1)
General and administrative expenses	(43)	(25)	(1)	(1)
Total non-service cost (benefit)	(72)	(42)	(2)	(2)
Net periodic benefit cost (benefit)	$1	$29	$(2)	$(2)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Lease cost
Operating leases	$21	$22	$42	$45
Short-term leases (1)	1	1	1	1
Lease expense	22	23	43	46
Less: sublease income (2)	—	—	—	—
Net lease cost	$22	$23	$43	$46

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$24	$27	$48	$53
Right-of-use assets obtained in exchange for new lease liabilities	$5	$7	$7	$19
Weighted average discount rate	2.27%	2.41%	2.27%	2.41%
Weighted average remaining lease term	4.6 years	4.8 years	4.6 years	4.8 years
_________________________________________________________
(1)Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2)Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.83 billion and $1.70 billion at June 30, 2022 and December 31, 2021, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at June 30, 2022.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2022, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2022 Second Quarter Consolidated Results of Operations

•Net income of $551 million, or $2.29 per share basic and $2.27 per share diluted
•Net earned premiums of $8.32 billion
•Catastrophe losses of $746 million ($587 million after-tax)
•Net favorable prior year reserve development of $291 million ($229 million after-tax)
•Combined ratio of 98.3%
•Net investment income of $707 million ($595 million after-tax)
•Net realized investment losses of $95 million ($74 million after-tax)
•Operating cash flows of $1.38 billion

2022 Second Quarter Consolidated Financial Condition

•Total investments of $80.46 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $116.59 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 24.2% (21.5% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $725 million, comprising $500 million of share repurchases and $225 million of dividends
•Shareholders’ equity of $22.87 billion
•Net unrealized investment losses of $4.82 billion ($3.79 billion after-tax)
•Book value per common share of $96.39
•Holding company liquidity of $1.56 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2022	2021	2022	2021

Revenues
Premiums	$8,317	$7,616	$16,331	$15,002
Net investment income	707	818	1,344	1,519
Fee income	100	104	203	205
Net realized investment gains (losses)	(95)	61	(118)	105
Other revenues	107	88	185	169
Total revenues	9,136	8,687	17,945	17,000

Claims and expenses
Claims and claim adjustment expenses	5,803	5,045	10,842	10,015
Amortization of deferred acquisition costs	1,365	1,254	2,675	2,461
General and administrative expenses	1,223	1,174	2,414	2,337
Interest expense	88	83	175	165
Total claims and expenses	8,479	7,556	16,106	14,978
Income before income taxes	657	1,131	1,839	2,022
Income tax expense	106	197	270	355
Net income	$551	$934	$1,569	$1,667

Net income per share
Basic	$2.29	$3.70	$6.50	$6.58
Diluted	$2.27	$3.66	$6.43	$6.53

Combined ratio
Loss and loss adjustment expense ratio	69.3%	65.6%	65.8%	66.1%
Underwriting expense ratio	29.0	29.7	29.0	29.8
Combined ratio	98.3%	95.3%	94.8%	95.9%

The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $2.27 in the second quarter of 2022 decreased by 38% from diluted net income per share of $3.66 in the same period of 2021.  Net income of $551 million in the second quarter of 2022 decreased by 41% from net income of $934 million in the same period of 2021.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes in the second quarter of 2022 primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) net realized investment losses compared to net realized investment gains in the same period of 2021, (iii) lower net investment income and (iv) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), partially offset by (v) higher net favorable prior year reserve development. Catastrophe losses in the second quarters of 2022 and 2021 were $746 million and $475 million, respectively. Net favorable prior year reserve development in the second quarters of 2022 and 2021 was $291 million and $182 million, respectively. The lower underlying underwriting margins in the second quarter of 2022 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Underlying underwriting margins in the second quarter of 2021 included a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the second quarter of 2022 was lower than in the same period of 2021, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $6.43 in the first six months of 2022 decreased by 2% from diluted net income per share of $6.53 in the same period of 2021.  Net income of $1.57 billion in the first six months of 2022 decreased by 6% from net income of $1.67 billion in the same period of 2021.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) net realized investment losses compared to net realized investment gains in the same period of 2021, (ii) lower net investment income, (iii) lower underlying underwriting margins and (iv) lower net favorable prior year reserve development, partially offset by (v) lower catastrophe losses. Net favorable prior year reserve development in the first six months of 2022 and 2021 was $444 million and $499 million, respectively. Catastrophe losses in the first six months of 2022 and 2021 were $906 million and $1.31 billion, respectively. The lower underlying underwriting margins in the first six months of 2022 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Underlying underwriting margins in the first six months of 2021 reflected a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the first six months of 2022 was lower than in the same period of 2021, primarily reflecting a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the decrease in income before income taxes.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three and six months ended June 30, 2022 and 2021, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2022 were $8.32 billion, $701 million or 9% higher than in the same period of 2021.  Earned premiums in the first six months of 2022 were $16.33 billion, $1.33 billion or 9% higher than in the same period of 2021. In Business Insurance, earned premiums in the second quarter and first six months of 2022 increased by 9% and 8%, respectively, over the same periods of 2021.  Earned premiums in Business Insurance in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2022 both increased by 10% over the same periods of 2021.  In Personal Insurance, earned premiums in the second quarter and first six months of 2022 both increased by 10% over the same periods of 2021.  Earned premiums in Bond & Specialty Insurance and Personal Insurance in both the second quarter and first six months of 2021 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Average investments (1)	$86,660	$82,594	$86,519	$81,954
Pre-tax net investment income	707	818	1,344	1,519
After-tax net investment income	595	682	1,134	1,272
Average pre-tax yield (2)	3.3%	4.0%	3.1%	3.7%
Average after-tax yield (2)	2.7%	3.3%	2.6%	3.1%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the second quarter of 2022 was $707 million, $111 million or 14% lower than in the same period of 2021.  Net investment income in the first six months of 2022 was $1.34 billion, $175 million or 12% lower than in the same period of 2021. Net investment income from fixed maturity investments in the second quarter and first six months of 2022 was $512 million and $1.02 billion, respectively, $19 million and $33 million higher, respectively, than in the same periods of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The increases primarily resulted from a higher average level of fixed maturity investments, partially offset by lower long-term average yields. Net investment income from short-term securities in the second quarter and first six months of 2022 was $9 million and $11 million, respectively, $8 million and $7 million higher, respectively, than in the same periods of 2021. The increases in both periods of 2022 primarily resulted from higher short-term average yields, partially offset by a lower level of short-term investments. The Company's remaining investment portfolios had net investment income of $197 million and $339 million in the second quarter and first six months of 2022, respectively, $138 million and $214 million lower, respectively, than in the same periods of 2021. The decline in net investment income from these portfolios in the second quarter and first six months of 2022 compared with the same periods of 2021 primarily reflected the impact of lower returns from private equity partnerships as compared to strong returns in the same periods of 2021. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
Fee income in the second quarter of 2022 was $100 million, $4 million lower than in the same period of 2021. Fee income in the first six months of 2022 was $203 million, $2 million lower than in the same period of 2021. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Impairment gains (losses):
Fixed maturities	$(20)	$—	$(21)	$—
Net realized investment gains (losses) on equity securities still held	(71)	28	(85)	51
Other net realized investment gains (losses), including from sales	(4)	33	(12)	54
Total	$(95)	$61	$(118)	$105

Net realized investment losses on equity securities still held of $71 million and $85 million in the second quarter and first six months of 2022, respectively, were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $28 million and $51 million in the second quarter and first six months of 2021, respectively, were driven by the impact of changes in fair value attributable to favorable equity markets.

Other Revenues
Other revenues in the second quarter of 2022 were $107 million, $19 million higher than in the same period of 2021. Other revenues in the first six months of 2022 were $185 million, $16 million higher than in the same period of 2021. The increases in both periods primarily reflected the receipt of a surplus distribution from a state workers’ compensation reinsurance fund. Other revenues also included revenues from Simply Business, installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2022 were $5.80 billion, $758 million or 15% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) loss cost trends, including elevated severity in the current quarter in both the automobile and homeowners and other product lines in Personal Insurance, (iv) higher non-catastrophe property losses in Business Insurance and (v) a comparison to a low level of loss activity in the prior year quarter in the automobile product line in Personal Insurance, partially offset by (vi) higher net favorable prior year reserve development. Catastrophe losses in the second quarter of 2022 primarily resulted from severe wind and hail storms in several regions of the United States. Catastrophe losses in the second quarter of 2021 primarily resulted from severe storms in several regions of the United States. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses in the second quarter of 2021 are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2022 were $10.84 billion, $827 million or 8% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, including elevated severity in the current year in both the automobile and homeowners and other product lines in Personal Insurance, (iii) a comparison to a low level of loss activity in the prior year period in the automobile product line in Personal Insurance, (iv) higher non-catastrophe property losses in Business Insurance and (v) lower net favorable prior year reserve development, partially offset by (vi) lower catastrophe losses. Catastrophe losses in the first six months of 2022 included the second quarter events described above, as well as wind storms in multiple states in the first quarter of 2022. Catastrophe losses in the first six months of 2021 included the second quarter events described above, as well as winter storms and wind storms in several regions of the United States in the first quarter of 2021. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses in the first six months of 2021 are discussed in more detail in the segment discussions that follow.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2022 and 2021, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2022 and 2021 for significant catastrophes that occurred in 2021 and 2020, and the estimate of ultimate losses for those catastrophes at June 30, 2022 and December 31, 2021. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2022 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2022	2021	2022	2021	June 30, 2022	December 31, 2021
			'
2020
PCS Serial Number:
16 — Tennessee tornado activity	—	(2)	3	(3)	145	142
19 — Severe storms	(1)	(6)	(4)	(11)	121	125
20 — Severe storms	(3)	(9)	2	(14)	142	140
33 — Civil unrest	(1)	(2)	(5)	(2)	88	93
44 — Tropical Storm Isaias	(3)	(13)	—	(14)	118	118
46 — Midwest derecho	(1)	(5)	(3)	(10)	199	202
68 — California wildfire - Glass fire	—	(1)	—	(8)	136	136

2021
PCS Serial Number:
15 — Winter storms	(2)	(10)	(5)	213	223	228
17 — Winter storms	(5)	15	(5)	495	503	508
29 — Severe wind storms	(5)	151	(6)	151	99	105
60 — Hurricane Ida	(22)	n/a	(42)	n/a	375	417
76 — Tornado outbreak	(14)	n/a	(12)	n/a	119	131

2022
PCS Serial Number:
33 — Severe wind and hail storms	108	n/a	108	n/a	108	n/a
35 — Severe wind and hail storms	104	n/a	104	n/a	104	n/a
43 — Severe wind and hail storms	131	n/a	131	n/a	131	n/a
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

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2022 was $1.37 billion, $111 million or 9% higher than in the same period of 2021.  Amortization of deferred acquisition costs in the first six months of 2022 was $2.68 billion, $214 million or 9% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2022 were $1.22 billion, $49 million or 4% higher than in the same period of 2021. General and administrative expenses in the first six months of 2022 were $2.41 billion, $77 million or 3% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the second quarter and first six months of 2022 was $88 million and $175 million, respectively, compared with $83 million and $165 million, respectively, in the same periods of 2021.

Income Tax Expense
Income tax expense in the second quarter of 2022 was $106 million, $91 million or 46% lower than in the same period of 2021, primarily reflecting the impact of the $474 million decrease in income before income taxes in the second quarter of 2022. Income tax expense in the first six months of 2022 was $270 million, $85 million or 24% lower than in the same period of 2021, primarily reflecting the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the $183 million decrease in income before income taxes in the first six months of 2022.

The Company’s effective tax rate was 16% and 17% in the second quarters of 2022 and 2021, respectively.  The Company's effective tax rate was 15% and 18% in the first six months of 2022 and 2021, respectively. The effective tax rates were lower than the statutory rate of 21% in all periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. In addition, the effective tax rate for the first six months of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 98.3% in the second quarter of 2022 was 3.0 points higher than the combined ratio of 95.3% in the same period of 2021.  The loss and loss adjustment expense ratio of 69.3% in the second quarter of 2022 was 3.7 points higher than the loss and loss adjustment expense ratio of 65.6% in the same period of 2021.  The underwriting expense ratio of 29.0% for the second quarter of 2022 was 0.7 points lower than the underwriting expense ratio of 29.7% in the same period of 2021.

Catastrophe losses in the second quarters of 2022 and 2021 accounted for 9.0 points and 6.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2022 and 2021 provided 3.5 points and 2.4 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2022 was 1.4 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current quarter in both the automobile and homeowners and other product lines in Personal Insurance, (ii) higher property losses in Business Insurance and (iii) a comparison to a low level of loss activity in the prior year quarter in the automobile product line in Personal Insurance, partially offset by (iv) the benefit of earned pricing in Business Insurance and Bond & Specialty Insurance and (v) a lower expense ratio.

The combined ratio of 94.8% in the first six months of 2022 was 1.1 points lower than the combined ratio of 95.9% in the same period of 2021. The loss and loss adjustment expense ratio of 65.8% for the first six months of 2022 was 0.3 points lower than the loss and loss adjustment expense ratio of 66.1% in the same period of 2021.  The underwriting expense ratio of 29.0% for the first six months of 2022 was 0.8 points lower than the underwriting expense ratio of 29.8% in the same period of 2021.

Catastrophe losses in the first six months of 2022 and 2021 accounted for 5.5 points and 8.7 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2022 and 2021 provided 2.7 points and 3.3 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2022 was 1.5 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines in Personal Insurance, (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line in Personal Insurance and (iii) higher property losses in Business Insurance, partially offset by (iv) the benefit of earned pricing in Business Insurance and Bond & Specialty Insurance and (v) a lower expense ratio.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Business Insurance	$4,786	$4,356	$9,934	$9,132
Bond & Specialty Insurance	1,036	919	2,045	1,753
Personal Insurance	3,714	3,322	6,840	6,119
Total	$9,536	$8,597	$18,819	$17,004

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Business Insurance	$4,373	$3,980	$8,875	$8,105
Bond & Specialty Insurance	962	854	1,844	1,577
Personal Insurance	3,685	3,301	6,668	5,958
Total	$9,020	$8,135	$17,387	$15,640

Gross and net written premiums in the second quarter of 2022 both increased by 11% over the same period of 2021. Gross and net written premiums in the first six months of 2022 both increased by 11% over the same period of 2021. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$4,218	$3,880	$8,289	$7,679
Net investment income	521	615	989	1,138
Fee income	93	97	189	192
Other revenues	85	57	138	110
Total revenues	4,917	4,649	9,605	9,119

Total claims and expenses	4,103	3,869	7,982	7,967

Segment income before income taxes	814	780	1,623	1,152
Income tax expense	148	137	288	192
Segment income	$666	$643	$1,335	$960

Loss and loss adjustment expense ratio	63.0%	64.3%	61.9%	68.2%
Underwriting expense ratio	30.2	31.0	30.2	31.1
Combined ratio	93.2%	95.3%	92.1%	99.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the second quarter of 2022 was $666 million, $23 million or 4% higher than segment income of $643 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins, partially offset by (iii) lower net investment income and (iv) higher catastrophe losses. Net favorable prior year reserve development in the second quarters of 2022 and 2021 was $202 million and $73 million, respectively. Catastrophe losses in the second quarters of 2022 and 2021 were $234 million and $149 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher property losses. Income tax expense in the second quarter of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first six months of 2022 was $1.34 billion, $375 million or 39% higher than segment income of $960 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development, partially offset by (iv) lower net investment income. Catastrophe losses in the first six months of 2022 and 2021 were $313 million and $655 million, respectively. Net favorable prior year reserve development in the first six months of 2022 and 2021 was $315 million and $207 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher property losses. Income tax expense in the first six months of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2022 were $4.22 billion, $338 million or 9% higher than in the same period of 2021. Earned premiums in the first six months of 2022 were $8.29 billion, $610 million or 8% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case driven by the impact of COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the second quarter of 2022 was $521 million, $94 million or 15% lower than in the same period of 2021.  Net investment income in the first six months of 2022 was $989 million, $149 million or 13% lower than in the same period of 2021. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the second quarter of 2022 was $93 million, $4 million or 4% lower than in the same period of 2021. Fee income in the first six months of 2022 was $189 million, $3 million or 2% lower than in the same period of 2021. The decreases in both periods of 2022 primarily reflected lower claim volume under administration associated with large deductible policies.

Other Revenues
Other revenues in the second quarter of 2022 were $85 million, $28 million higher than in the same period of 2021. Other revenues in the first six months of 2022 were $138 million, $28 million higher than in the same period of 2021. The increases in both periods primarily reflected the receipt of a surplus distribution from a state workers’ compensation reinsurance fund. Other revenues also included revenues from Simply Business, installment premium charges and other policyholder service charges.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2022 were $2.70 billion, $159 million or 6% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher non-catastrophe property losses, (ii) higher catastrophe losses, (iii) higher business volumes and (iv) loss cost trends, partially offset by (v) higher net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2022 were $5.21 billion, $115 million or 2% lower than in the same period of 2021, primarily reflecting the impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) higher non-catastrophe property losses, (iv) loss cost trends and (v) higher business volumes. Claims and claim adjustment expenses in the first six months of 2021 included favorable loss activity related to the impact of COVID-19 and related economic conditions.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2022 was $691 million, $49 million or 8% higher than the same period of 2021. Amortization of deferred acquisition costs in the first six months of 2022 was $1.36 billion, $90 million or 7% higher than the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2022 were $714 million, $26 million or 4% higher than in the same period of 2021. General and administrative expenses in the first six months of 2022 were $1.41 billion, $40 million or 3% higher than in the same period of 2021. The increases in both periods of 2022 were primarily in support of business growth. General and administrative expenses in the second quarter and first six months of 2021 included the benefit of lower travel-related expenses attributable to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the second quarter of 2022 was $148 million, $11 million higher than the same period of 2021, primarily reflecting the impact of the $34 million increase in income before income taxes. Income tax expense in the first six months of 2022 was $288 million, $96 million higher than in the same period of 2021, primarily reflecting the impact of the $471 million increase in income before income taxes. Income tax expense in the first six months of 2022 was reduced by $3 million as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 93.2% in the second quarter of 2022 was 2.1 points lower than the combined ratio of 95.3% in the same period of 2021.  The loss and loss adjustment expense ratio of 63.0% in the second quarter of 2022 was 1.3 points lower than the loss and loss adjustment expense ratio of 64.3% in the same period of 2021. The underwriting expense ratio of 30.2% for the second quarter of 2022 was 0.8 points lower than the underwriting expense ratio of 31.0% in the same period of 2021.

Catastrophe losses in the second quarters of 2022 and 2021 accounted for 5.6 points and 3.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarters of 2022 and 2021 provided 4.8 points and 1.9 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2022 was 0.9 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) a lower expense ratio, as well as (iii) higher property losses.

The combined ratio of 92.1% in the first six months of 2022 was 7.2 points lower than the combined ratio of 99.3% in the same period of 2021. The loss and loss adjustment expense ratio of 61.9% in the first six months of 2022 was 6.3 points lower than the loss and loss adjustment expense ratio of 68.2% in the same period of 2021.  The underwriting expense ratio of 30.2% for the first six months of 2022 was 0.9 points lower than the underwriting expense ratio of 31.1% in the same period of 2021.

Catastrophe losses in the first six months of 2022 and 2021 accounted for 3.8 points and 8.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2022 and 2021 provided 3.8 points and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

2.7 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2022 was 1.4 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) a lower expense ratio, as well as (iii) higher property losses.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Domestic:
Select Accounts	$810	$727	$1,647	$1,478
Middle Market	2,506	2,243	5,301	4,808
National Accounts	334	314	844	811
National Property and Other	769	713	1,407	1,313
Total Domestic	4,419	3,997	9,199	8,410
International	367	359	735	722
Total Business Insurance	$4,786	$4,356	$9,934	$9,132

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Domestic:
Select Accounts	$807	$726	$1,626	$1,455
Middle Market	2,329	2,087	4,945	4,471
National Accounts	240	213	543	503
National Property and Other	690	647	1,187	1,092
Total Domestic	4,066	3,673	8,301	7,521
International	307	307	574	584
Total Business Insurance	$4,373	$3,980	$8,875	$8,105

Gross and net written premiums in the second quarter of 2022 both increased by 10% over the same period of 2021. Gross and net written premiums in the first six months of 2022 increased by 9% and 10%, respectively, over the same period of 2021.

Select Accounts.  Net written premiums of $807 million and $1.63 billion in the second quarter and first six months of 2022, respectively, increased by 11% and 12%, respectively, over the same periods of 2021. Retention rates remained strong in the second quarter and first six months of 2022 and increased over the same periods of 2021. Renewal premium changes in the second quarter and first six months of 2022 remained positive and were lower than in the same periods of 2021.  New business premiums in the second quarter and first six months of 2022 increased over the same periods of 2021.

Middle Market.  Net written premiums of $2.33 billion and $4.95 billion in the second quarter and first six months of 2022, respectively, increased by 12% and 11%, respectively, over the same periods of 2021.  Retention rates remained strong in the second quarter and first six months of 2022 and increased over the same periods of 2021.  Renewal premium changes in the second quarter of 2022 remained positive and were higher than the same period of 2021. Renewal premium changes in the first six months of 2022 remained positive and were comparable with the same period of 2021. New business premiums in the second quarter of 2022 decreased from the same period of 2021. New business premiums in the first six months of 2022 increased over the same period of 2021.

National Accounts.  Net written premiums of $240 million and $543 million in the second quarter and first six months of 2022, respectively, increased by 13% and 8%, respectively, over the same periods of 2021. Retention rates remained strong in the second quarter and first six months of 2022 and increased over the same periods of 2021. Renewal premium changes in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

second quarter and first six months of 2022 remained positive and were lower than in the same periods of 2021. New business premiums in the second quarter and first six months of 2022 increased over the same periods of 2021.

National Property and Other.  Net written premiums of $690 million and $1.19 billion in the second quarter and first six months of 2022, respectively, increased by 7% and 9%, respectively, over the same periods of 2021.  Retention rates remained strong in the second quarter and first six months of 2022 and increased over the same periods of 2021.  Renewal premium changes in the second quarter and first six months of 2022 remained positive and were lower than in the same periods of 2021. New business premiums in the second quarter of 2022 decreased from the same period of 2021. New business premiums in the first six months of 2022 were comparable with the same period of 2021.

International.  Net written premiums of $307 million in the second quarter of 2022 were comparable with the same period of 2021. Net written premiums of $574 million in the first six months of 2022 decreased by 2% from the same period of 2021, primarily driven by the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$851	$776	$1,671	$1,519
Net investment income	64	64	123	123
Other revenues	4	7	8	12
Total revenues	919	847	1,802	1,654

Total claims and expenses	634	612	1,278	1,250

Segment income before income taxes	285	235	524	404
Income tax expense	57	48	79	80
Segment income	$228	$187	$445	$324

Loss and loss adjustment expense ratio	38.5%	42.6%	40.7%	46.2%
Underwriting expense ratio	35.5	35.5	35.3	35.4
Combined ratio	74.0%	78.1%	76.0%	81.6%

Overview
Segment income in the second quarter of 2022 was $228 million, $41 million or 22% higher than segment income of $187 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins. Net favorable prior year reserve development in the second quarters of 2022 and 2021 was $73 million and $44 million, respectively. Catastrophe losses in the second quarters of 2022 and 2021 were $4 million and $3 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher general and administrative expenses. Income tax expense in the second quarter of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first six months of 2022 was $445 million, $121 million or 37% higher than segment income of $324 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) lower catastrophe losses. Net favorable prior year reserve development in the first six months of 2022 and 2021 was $108 million and $59 million, respectively. Catastrophe losses in the first six months of 2022 and 2021 were $5 million and $27 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first six months of 2022 was slightly lower than in the same period of 2021, primarily reflecting a $24 million reduction in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, largely offset by the impact of the increase in segment income before income taxes.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2022 were $851 million, $75 million or 10% higher than in the same period of 2021. Earned premiums in the first six months of 2022 were $1.67 billion, $152 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2022 was $64 million, comparable with the same period of 2021. Net investment income in the first six months of 2022 was $123 million, comparable with the same period of 2021. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2022 were $331 million, $4 million or 1% lower than in the same period of 2021, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, partially offset by (ii) higher business volumes.

Claims and claim adjustment expenses in the first six months of 2022 were $685 million, $24 million or 3% lower than in the same period of 2021, primarily reflecting the impact of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2022 was $155 million, $13 million or 9% higher than in the same period of 2021.  Amortization of deferred acquisition costs in the first six months of 2022 was $304 million, $28 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the second quarter of 2022 were $148 million, $13 million or 10% higher than in the same period of 2021. General and administrative expenses in the first six months of 2022 were $289 million, $24 million or 9% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the impacts of higher business volumes.

Income Tax Expense
Income tax expense in the second quarter of 2022 was $57 million, $9 million or 19% higher than in the same period of 2021, primarily reflecting the impact of the $50 million increase in segment income before income taxes. Income tax expense in the first six months of 2022 was $79 million, $1 million or 1% lower than in the same period of 2021, primarily reflecting the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, largely offset by the impact of the $120 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 74.0% in the second quarter of 2022 was 4.1 points lower than the combined ratio of 78.1% in the same period of 2021.  The loss and loss adjustment expense ratio of 38.5% in the second quarter of 2022 was 4.1 points lower than the loss and loss adjustment expense ratio of 42.6% in the same period of 2021. The underwriting expense ratio of 35.5% in the second quarter of 2022 was comparable with the underwriting expense ratio of 35.5% in the same period of 2021.

Net favorable prior year reserve development in the second quarters of 2022 and 2021 provided 8.6 points and 5.7 points of benefit, respectively, to the combined ratio. Catastrophe losses in the second quarters of 2022 and 2021 accounted for 0.4 points of the combined ratio. The underlying combined ratio in the second quarter of 2022 was 1.2 points lower than the 2021 ratio on the same basis, primarily reflecting the benefit of earned pricing.

The combined ratio of 76.0% in the first six months of 2022 was 5.6 points lower than the combined ratio of 81.6% in the same period of 2021. The loss and loss adjustment expense ratio of 40.7% in the first six months of 2022 was 5.5 points lower than the loss and loss adjustment expense ratio of 46.2% in the same period of 2021.  The underwriting expense ratio of 35.3% in the first six months of 2022 was 0.1 points lower than the underwriting expense ratio of 35.4% in the same period of 2021.

Net favorable prior year reserve development in the first six months of 2022 and 2021 provided 6.5 points and 3.9 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first six months of 2022 and 2021 accounted for 0.3 points and 1.7 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2022 was 1.6 points lower than the 2021 ratio on the same basis, primarily reflecting the benefit of earned pricing.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Domestic:
Management Liability	$589	$553	$1,163	$1,055
Surety	298	239	594	474
Total Domestic	887	792	1,757	1,529
International	149	127	288	224
Total Bond & Specialty Insurance	$1,036	$919	$2,045	$1,753

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Domestic:
Management Liability	$533	$497	$1,038	$941
Surety	287	232	544	432
Total Domestic	820	729	1,582	1,373
International	142	125	262	204
Total Bond & Specialty Insurance	$962	$854	$1,844	$1,577

Gross and net written premiums in the second quarter of 2022 both increased by 13% over the same period of 2021. Gross and net written premiums in the first six months of 2022 both increased by 17% over the same period of 2021.

Domestic.  Net written premiums of $820 million and $1.58 billion in the second quarter and first six months of 2022, respectively, increased by 12% and 15%, respectively, over the same periods of 2021. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter of 2022 and increased over

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

the same period of 2021. Retention rates remained strong in the first six months of 2022. Renewal premium changes in the second quarter and first six months of 2022 remained positive and were lower than in the same periods of 2021. New business premiums in the second quarter and first six months of 2022 increased over the same periods of 2021.

International.  Net written premiums of $142 million and $262 million in the second quarter and first six months of 2022, respectively, increased by 14% and 28%, respectively, over the same periods of 2021. The increases in both periods of 2022 were primarily driven by increases in the United Kingdom and broader Europe, as well as Canada, partially offset by the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$3,248	$2,960	$6,371	$5,804
Net investment income	122	139	232	258
Fee income	7	7	14	13
Other revenues	18	24	39	47
Total revenues	3,395	3,130	6,656	6,122

Total claims and expenses	3,645	2,984	6,654	5,582

Segment income (loss) before income taxes	(250)	146	2	540
Income tax expense (benefit)	(57)	25	(30)	105
Segment income (loss)	$(193)	$121	$32	$435

Loss and loss adjustment expense ratio	85.4%	73.3%	77.6%	68.6%
Underwriting expense ratio	25.8	26.4	25.8	26.5
Combined ratio	111.2%	99.7%	103.4%	95.1%

Overview
Segment loss in the second quarter of 2022 was $193 million, compared with segment income of $121 million in the same period of 2021. Segment loss before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, (ii) lower underlying underwriting margins and (iii) lower net favorable prior year reserve development. Catastrophe losses in the second quarters of 2022 and 2021 were $508 million and $323 million, respectively. Net favorable prior year reserve development in the second quarters of 2022 and 2021 was $16 million and $65 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) elevated severity in the current quarter in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year quarter in the automobile product line, partially offset by (iii) higher business volumes. The segment recorded an income tax benefit in the second quarter of 2022 compared to income tax expense in the same period of 2021, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first six months of 2022 was $32 million, $403 million or 93% lower than segment income of $435 million in the same period of 2021. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net favorable prior year reserve development, partially offset by (iii) lower catastrophe losses. Net favorable prior year reserve development in the first six months of 2022 and 2021 was $21 million and $233 million, respectively.  Catastrophe losses in the first six months of 2022 and 2021 were $588 million and $628 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (iii) higher business volumes. The segment recorded an income tax benefit in the first six months of 2022 compared to income tax expense in the same period of 2021, primarily reflecting the impact of the decrease in segment income before income taxes and a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums
Earned premiums in the second quarter of 2022 were $3.25 billion, $288 million or 10% higher than in the same period of 2021.  Earned premiums in the first six months of 2022 were $6.37 billion, $567 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2022 was $122 million, $17 million or 12% lower than in the same period of 2021. Net investment income in the first six months of 2022 was $232 million, $26 million or 10% lower than in the same period of 2021. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the second quarters and first six months of 2022 and 2021 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2022 were $2.77 billion, $603 million or 28% higher than in the same period of 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated severity in the current quarter in both the automobile and homeowners and other product lines, (ii) higher catastrophe losses, (iii) higher business volumes, (iv) a comparison to a low level of loss activity in the prior year quarter in the automobile product line and (v) lower net favorable prior year reserve development.

Claims and claim adjustment expenses in the first six months of 2022 were $4.95 billion, $966 million or 24% higher than in the same period of 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated severity in the current year in both the automobile and homeowners and other product lines, (ii) higher business volumes, (iii) lower net favorable prior year reserve development and (iv) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (v) lower catastrophe losses.

Net favorable prior year reserve development was not significant in the second quarter and first six months of 2022. Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2022 was $519 million, $49 million or 10% higher than in the same period of 2021. Amortization of deferred acquisition costs in the first six months of 2022 was $1.01 billion, $96 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2022 were $352 million, $9 million or 3% higher than in the same period of 2021. General and administrative expenses in the first six months of 2022 were $697 million, $10 million or 1% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the impacts of higher business volumes and variability in expenses.

Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2022 was $57 million, compared with income tax expense of $25 million in same period of 2021, primarily reflecting the impact of the $396 million decrease in segment income before income taxes. The income tax benefit in the first six months of 2022 was $30 million, compared with income tax expense of $105 million in the same period of 2021, primarily reflecting the impact of the $538 million decrease in segment income before income taxes and the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 111.2% in the second quarter of 2022 was 11.5 points higher than the combined ratio of 99.7% in the same period of 2021.  The loss and loss adjustment expense ratio of 85.4% in the second quarter of 2022 was 12.1 points higher than the loss and loss adjustment expense ratio of 73.3% in the same period of 2021.  The underwriting expense ratio of 25.8% for the second quarter of 2022 was 0.6 points lower than the underwriting expense ratio of 26.4% in the same period of 2021.

Catastrophe losses in the second quarters of 2022 and 2021 accounted for 15.6 points and 10.9 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2022 and 2021 provided 0.5 points and 2.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2022 was 5.1 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current quarter in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year quarter in the automobile product line, partially offset by (iii) a lower expense ratio.

The combined ratio of 103.4% in the first six months of 2022 was 8.3 points higher than the combined ratio of 95.1% in the same period of 2021. The loss and loss adjustment expense ratio of 77.6% in the first six months of 2022 was 9.0 points higher than the loss and loss adjustment expense ratio of 68.6% in the same period of 2021.  The underwriting expense ratio of 25.8% in the first six months of 2022 was 0.7 points lower than the underwriting expense ratio of 26.5% in the same period of 2021.

Catastrophe losses in the first six months of 2022 and 2021 accounted for 9.2 points and 10.8 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2022 and 2021 provided 0.3 points and 4.0 points, respectively, of benefit to the combined ratio.  The underlying combined ratio in the first six months of 2022 was 6.2 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (iii) a lower expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Domestic:
Automobile	$1,634	$1,472	$3,141	$2,859
Homeowners and Other	1,890	1,648	3,362	2,916
Total Domestic	3,524	3,120	6,503	5,775
International	190	202	337	344
Total Personal Insurance	$3,714	$3,322	$6,840	$6,119

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Domestic:
Automobile	$1,629	$1,467	$3,125	$2,842
Homeowners and Other	1,868	1,634	3,212	2,778
Total Domestic	3,497	3,101	6,337	5,620
International	188	200	331	338
Total Personal Insurance	$3,685	$3,301	$6,668	$5,958

Gross and net written premiums in the second quarter of 2022 both increased by 12% over the same period of 2021. Gross and net written premiums in the first six months of 2022 both increased by 12% over the same period of 2021.

Domestic
Automobile net written premiums of $1.63 billion and $3.13 billion in the second quarter and first six months of 2022, respectively, increased by 11% and 10%, respectively, over the same periods of 2021. Retention rates remained strong in the second quarter and first six months of 2022 but were lower than the same periods of 2021.  Renewal premium changes in the second quarter and first six months of 2022 remained positive and were higher than in the same periods of 2021.  New business premiums in the second quarter and first six months of 2022 increased over the same periods of 2021.

Homeowners and Other net written premiums of $1.87 billion and $3.21 billion in the second quarter and first six months of 2022, respectively, increased by 14% and 16%, respectively, over the same periods of 2021.  Retention rates remained strong in the second quarter and first six months of 2022 but were lower than the same periods of 2021.  Renewal premium changes in the second quarter and first six months of 2022 remained positive and were higher than in the same periods of 2021.  New business premiums in the second quarter and first six months of 2022 decreased from the same periods of 2021.

For its Domestic business, Personal Insurance had approximately 9.1 million and 8.7 million active policies at June 30, 2022 and 2021, respectively.

International
International net written premiums of $188 million and $331 million in the second quarter and first six months of 2022, respectively, decreased by 6% and 2%, respectively, from the same periods of 2021, driven by the impact of changes in foreign currency exchange rates and declines in the automobile product line.

For its International business, Personal Insurance had approximately 465,000 and 486,000 active policies at June 30, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income (loss)	$(76)	$(72)	$(150)	$(141)

The Income (loss) for Interest Expense and Other in the second quarters of 2022 and 2021 was $(76) million and $(72) million, respectively.  Pre-tax interest expense for the second quarters of 2022 and 2021 was $88 million and $83 million, respectively. After-tax interest expense for the second quarters of 2022 and 2021 was $69 million and $65 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2022 and 2021 was $(150) million and $(141) million, respectively. Pre-tax interest expense in the first six months of 2022 and 2021 was $175 million and $165 million, respectively. After-tax interest expense in the first six months of 2022 and 2021 was $138 million and $130 million, respectively.

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

Net asbestos paid loss and loss expenses in the first six months of 2022 and 2021 were $113 million and $88 million, respectively. Net asbestos reserves were $1.23 billion and $1.25 billion at June 30, 2022 and 2021, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2022	2021
Beginning reserves:
Gross	$1,687	$1,668
Ceded	(346)	(330)
Net	1,341	1,338

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	137	103
Ceded	(24)	(15)
Net	113	88

Foreign exchange and other:
Gross	(3)	—
Ceded	—	—
Net	(3)	—

Ending reserves:
Gross	1,547	1,565
Ceded	(322)	(315)
Net	$1,225	$1,250
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $38 million and $83 million in the second quarter and first six months of 2022, respectively, and $19 million and $52 million in the second quarter and first six months of 2021, respectively. Net environmental paid loss and loss expenses in the first six months of 2022 and 2021 were $41 million and $35 million, respectively. Net environmental reserves were $363 million and $323 million at June 30, 2022 and 2021, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2022 were $80.46 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2022 was $71.10 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2022 and December 31, 2021.  Below investment grade securities represented 1.3% and 1.4% of the total fixed maturity investment portfolio at June 30, 2022 and December 31, 2021, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.8 (5.1 excluding short-term securities) at June 30, 2022 and 4.2 (4.4 excluding short-term securities) at December 31, 2021.

Obligations of U.S. States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2022 and December 31, 2021 included $33.61 billion and $36.86 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2022 and December 31, 2021 were $3.64 billion and $4.03 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both June 30, 2022 and December 31, 2021.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2022 and December 31, 2021 included $1.69 billion and $1.82 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2022 and December 31, 2021 were $708 million and $846 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $982 million and $971 million at June 30, 2022 and December 31, 2021, respectively. Approximately 37% and 47% of the Company’s CMO holdings at June 30, 2022 and December 31, 2021, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $618 million and $511 million of non-guaranteed CMO holdings was "Aaa/Aal" at both June 30, 2022 and December 31, 2021. The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both June 30, 2022 and December 31, 2021.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2021 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At June 30, 2022 and December 31, 2021, the carrying value of the Company’s other investments was $4.02 billion and $3.86 billion, respectively.

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

CATASTROPHE REINSURANCE COVERAGE

The Company's catastrophe reinsurance coverage is discussed in the "Reinsurance—Catastrophe Reinsurance" section of "Part I—Item 1—Business" in the Company's 2021 Annual Report. Except as discussed below, there have been no material changes to the Company's catastrophe reinsurance coverage from that reported in the Company's 2021 Annual Report.

Catastrophe Bonds. The Company has catastrophe protection through an indemnity reinsurance agreement with Long Point Re IV Ltd. (Long Point Re IV), an independent Bermuda company registered as a special purpose insurer under the Bermuda Insurance Act of 1978 and related regulations. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Long Point Re IV issued notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreement as described below. The proceeds of the issuance were deposited in a reinsurance trust account. The businesses covered by the reinsurance agreement are subsets of the Company’s overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The reinsurance agreement was entered into in May 2022 in connection with Long Point Re IV’s offering to unrelated investors of $575 million aggregate principal amount of catastrophe bonds. This reinsurance agreement provides coverage to the Company through May 24, 2026 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement will be reset annually to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2022 through and including May 24, 2023, this treaty provides up to $575 million part of $700 million coverage, subject to a $2.20 billion retention (i.e., for every dollar of loss between $2.20 billion and $2.90 billion this treaty provides 82 cents of coverage). The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Bond & Specialty Insurance Other in Bond & Specialty Insurance.

The Company's previous reinsurance agreement with Long Point Re III expired in May 2022 without the Company incurring any losses that resulted in a recovery under the agreement.

See the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2021 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re III.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2022 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $750 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion this treaty provides 88 cents of coverage), for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2022 through and including June 30, 2023. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $248 million part of $275 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $385 million this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period from July 1, 2022 through and including June 30, 2023. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$78 million at June 30, 2022), up to C$200 million (US$155 million at June 30, 2022) and for 100% of losses in excess of C$200 million (US$155 million at June 30, 2022), up to C$500 million (US$389 million at June 30, 2022), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2022 through and including June 30, 2023.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.

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

The following table summarizes the composition of the Company’s reinsurance recoverables:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2022	December 31, 2021
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,015	$3,931
Gross structured settlements	2,866	2,900
Mandatory pools and associations	1,760	1,762
Gross reinsurance recoverables	8,641	8,593
Allowance for estimated uncollectible reinsurance	(132)	(141)
Net reinsurance recoverables	$8,509	$8,452

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

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins. Underlying underwriting margins can be impacted by a number of factors, including variability in non-catastrophe weather, large loss and other loss activity; changes in current period loss estimates resulting from prior period loss development; changes in loss cost trends; changes in business mix; changes in reinsurance coverages and/or costs; premium adjustments; and variability in expenses and assessments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Economic conditions and therefore the Company’s results of operations may be impacted by a variety of other factors as well, such as an economic slowdown or recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.8 (5.1 excluding short-term securities) at June 30, 2022.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2022, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 24% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for slightly higher levels of fixed income investments and the impact of expected higher reinvestment yields on fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $470 million in the third quarter of 2022 and $495 million in the fourth quarter of 2022. This expectation could be impacted by disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these other investments was particularly strong during 2021 reflecting strong global financial market performance. Given that particularly strong performance, the challenging equity market in the first six months of 2022 and the lag in reporting described above, the Company expects that net investment income from these other investments in the second half of 2022 will be significantly lower than both the second half of 2021 and the first half of 2022. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment losses of $118 million in the first six months of 2022. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had a net pre-tax unrealized investment loss of $4.81 billion ($3.79 billion after-tax) in its fixed maturity investment portfolio at June 30, 2022, compared to a net pre-tax unrealized investment gain of $3.06 billion ($2.42 billion after-tax) at December 31, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2021 Annual Report.

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

LIQUIDITY AND CAPITAL RESOURCES

Consistent with 2021, the Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first six months of 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2021 Annual Report.
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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2022, TRV held total cash and short-term invested assets in the United States aggregating $1.56 billion and having a weighted average maturity of 42 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.21 billion).  TRV’s holding company liquidity of $1.56 billion at June 30, 2022 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2022.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At June 30, 2022, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $279 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2022. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first six months of 2022 and 2021 was $2.64 billion and $3.04 billion, respectively. The decrease in cash flows in the first six months of 2022 primarily reflected the impacts of higher levels of payments for claims and claim adjustments expenses, commissions and income taxes, partially offset by higher levels of cash received for premiums. The higher levels of payments for claims and claim adjustment expenses reflected the impact of COVID-19 and related economic conditions, which resulted in lower levels of payments for claims and claim adjustment expenses in the prior year period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investing Activities
Net cash used in investing activities in the first six months of 2022 and 2021 was $1.37 billion and $2.79 billion, respectively.  The Company’s consolidated total investments at June 30, 2022 decreased by $6.92 billion, or 8% from year-end 2021, primarily reflecting the impacts of (i) net unrealized investment losses on investments at June 30, 2022 as compared with net unrealized investment gains at December 31, 2021, due to the impact of higher interest rates during the first six months of 2022 and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.

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

Financing Activities
Net cash used in financing activities in the first six months of 2022 and 2021 was $1.30 billion and $289 million, respectively.  The totals in both 2022 and 2021 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2022 and 2021 were $1.06 billion and $798 million, respectively. Net cash used in financing activities in the first six months of 2021 also included net proceeds from the issuance of debt.

Dividends.  Dividends paid to shareholders were $436 million in the first six months of both 2022 and 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 21, 2022, the Company announced that it declared a regular quarterly dividend of $0.93 per share, payable September 30, 2022 to shareholders of record on September 9, 2022.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three and six months ended June 30, 2022, the Company repurchased 2.9 million and 5.8 million common shares under its share repurchase authorizations for a total cost of $500 million and $1.00 billion, respectively. The average cost per share repurchased was $172.56 and $172.33, respectively. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at that date. At June 30, 2022, the Company had $3.01 billion of capacity remaining under its share repurchase authorizations.

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at June 30, 2022 and December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2022	December 31, 2021
Debt:
Short-term	$100	$100
Long-term	7,254	7,254
Net unamortized fair value adjustments and debt issuance costs	(63)	(64)
Total debt	7,291	7,290

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	28,029	27,694
Accumulated other comprehensive income (loss)	(5,155)	1,193
Total shareholders’ equity	22,874	28,887
Total capitalization	$30,165	$36,177

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	June 30, 2022	December 31, 2021
Total capitalization	$30,165	$36,177
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(3,792)	2,415
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$33,957	$33,762
Debt-to-total capital ratio	24.2%	20.2%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.5%	21.6%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.5% at June 30, 2022 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency actions were taken with respect to the Company since April 19, 2022, the date on which the Company's Form 10-Q for the quarter ended March 31, 2022 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2021 Annual Report.

•On April 29, 2022, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

•On April 29, 2022, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.95 billion at June 30, 2022) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2022			December 31, 2021
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,557	$8,945	$14,502	$5,351	$8,863	$14,214
Commercial property	1,344	318	1,662	1,220	392	1,612
Commercial multi-peril	2,627	2,639	5,266	2,404	2,573	4,977
Commercial automobile	2,629	2,375	5,004	2,594	2,335	4,929
Workers’ compensation	10,089	9,572	19,661	10,152	9,551	19,703
Fidelity and surety	173	448	621	188	436	624
Personal automobile	2,100	1,847	3,947	2,062	1,765	3,827
Personal homeowners and other	1,075	1,671	2,746	1,021	1,395	2,416
International and other	2,496	2,071	4,567	2,525	2,070	4,595
Property-casualty	28,090	29,886	57,976	27,517	29,380	56,897
Accident and health	7	—	7	10	—	10
Claims and claim adjustment expense reserves	$28,097	$29,886	$57,983	$27,527	$29,380	$56,907

The $1.08 billion increase in gross claims and claim adjustment expense reserves since December 31, 2021 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first six months of 2022, partially offset by (iv) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of the notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2021 Annual Report for a discussion of recently issued accounting pronouncements.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 15 of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2022	April 30, 2022	496,462	$174.19	496,000	$3,419
May 1, 2022	May 31, 2022	1,454,997	$172.80	1,454,200	$3,167
June 1, 2022	June 30, 2022	948,541	$171.35	947,406	$3,005
Total		2,900,000	$172.57	2,897,606	$3,005

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

The Company acquired 2,394 shares for a total cost of approximately $414,000 during the three months ended June 30, 2022 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

10.1
Revolving Credit Agreement, dated June 15, 2022, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on June 17, 2022, and is incorporated herein by reference.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2022 and 2021; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2022 and 2021; (iii) Consolidated Balance Sheet at June 30, 2022 and December 31, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2022 and 2021; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 21, 2022	By	/S/ WENDY C. SKJERVEN
Wendy C. Skjerven Vice President, Corporate Secretary and Group General Counsel (Authorized Signatory)

Date: July 21, 2022	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)