Form 10-Q
period 2022-09-30
TRAVELERS COMPANIES, INC.
filed 2022-10-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 14, 2022 was 234,347,525.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2022
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Premiums	$8,615	$7,829	$24,946	$22,831
Net investment income	593	771	1,937	2,290
Fee income	104	97	307	302
Net realized investment gains (losses)	(93)	8	(211)	113
Other revenues	84	100	269	269

Total revenues	9,303	8,805	27,248	25,805

Claims and expenses
Claims and claim adjustment expenses	6,088	5,464	16,930	15,479
Amortization of deferred acquisition costs	1,406	1,281	4,081	3,742
General and administrative expenses	1,193	1,187	3,607	3,524
Interest expense	88	87	263	252
Total claims and expenses	8,775	8,019	24,881	22,997

Income before income taxes	528	786	2,367	2,808
Income tax expense	74	124	344	479
Net income	$454	$662	$2,023	$2,329

Net income per share
Basic	$1.91	$2.65	$8.43	$9.24
Diluted	$1.89	$2.62	$8.34	$9.16

Weighted average number of common shares outstanding
Basic	235.4	247.7	238.3	250.1
Diluted	237.9	250.1	240.9	252.4

Cash dividends declared per common share	$0.93	$0.88	$2.74	$2.61

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$454	$662	$2,023	$2,329

Other comprehensive income (loss)
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(3,204)	(686)	(11,078)	(1,749)
Having credit losses recognized in the consolidated statement of income	—	—	(3)	—
Net changes in benefit plan assets and obligations	12	26	34	77
Net changes in unrealized foreign currency translation	(251)	(91)	(423)	(25)
Other comprehensive loss before income taxes	(3,443)	(751)	(11,470)	(1,697)
Income tax benefit	(690)	(148)	(2,369)	(361)
Other comprehensive loss, net of taxes	(2,753)	(603)	(9,101)	(1,336)
Comprehensive income (loss)	$(2,299)	$59	$(7,078)	$993

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $76,471 and $74,751; allowance for expected credit losses of $3 and $3)	$68,450	$77,810
Equity securities, at fair value (cost $757 and $749)	774	893
Real estate investments	954	979
Short-term securities	3,927	3,836
Other investments	4,008	3,857
Total investments	78,113	87,375
Cash	773	761
Investment income accrued	583	615
Premiums receivable (net of allowance for expected credit losses of $86 and $107)	8,886	8,085
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $133 and $141)	8,202	8,452
Ceded unearned premiums	1,199	902
Deferred acquisition costs	2,858	2,542
Deferred taxes	2,175	—
Contractholder receivables (net of allowance for expected credit losses of $18 and $21)	3,749	3,890
Goodwill	3,922	4,008
Other intangible assets	287	306
Other assets	3,570	3,530
Total assets	$114,317	$120,466

Liabilities
Claims and claim adjustment expense reserves	$58,138	$56,907
Unearned premium reserves	18,364	16,469
Contractholder payables	3,767	3,911
Payables for reinsurance premiums	629	384
Deferred taxes	—	289
Debt	7,291	7,290
Other liabilities	6,222	6,329
Total liabilities	94,411	91,579

Shareholders’ equity
Common stock (1,750.0 shares authorized; 234.3 and 241.2 shares issued and outstanding)	24,472	24,154
Retained earnings	42,917	41,555
Accumulated other comprehensive income (loss)	(7,908)	1,193
Treasury stock, at cost (550.8 and 541.5 shares)	(39,575)	(38,015)
Total shareholders’ equity	19,906	28,887
Total liabilities and shareholders’ equity	$114,317	$120,466

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Common stock
Balance, beginning of period	$24,419	$24,002	$24,154	$23,743
Employee share-based compensation	11	45	176	214
Compensation amortization under share-based plans and other changes	42	37	142	127
Balance, end of period	24,472	24,084	24,472	24,084

Retained earnings
Balance, beginning of period	42,684	39,998	41,555	38,771
Net income	454	662	2,023	2,329
Dividends	(221)	(220)	(660)	(660)
Other	—	(2)	(1)	(2)
Balance, end of period	42,917	40,438	42,917	40,438

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(5,155)	1,769	1,193	2,502
Other comprehensive loss	(2,753)	(603)	(9,101)	(1,336)
Balance, end of period	(7,908)	1,166	(7,908)	1,166

Treasury stock, at cost
Balance, beginning of period	(39,074)	(36,613)	(38,015)	(35,815)
Treasury stock acquired — share repurchase authorizations	(500)	(600)	(1,500)	(1,356)
Net shares acquired related to employee share-based compensation plans	(1)	(1)	(60)	(43)
Balance, end of period	(39,575)	(37,214)	(39,575)	(37,214)

Total shareholders’ equity	$19,906	$28,474	$19,906	$28,474

Common shares outstanding
Balance, beginning of period	237.3	249.5	241.2	252.4
Treasury stock acquired — share repurchase authorizations	(3.1)	(3.8)	(8.9)	(8.8)
Net shares issued under employee share-based compensation plans	0.1	0.3	2.0	2.4
Balance, end of period	234.3	246.0	234.3	246.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$2,023	$2,329
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	211	(113)
Depreciation and amortization	639	662
Deferred federal income tax expense (benefit)	(130)	61
Amortization of deferred acquisition costs	4,081	3,742
Equity in income from other investments	(319)	(774)
Premiums receivable	(861)	(462)
Reinsurance recoverables	185	20
Deferred acquisition costs	(4,419)	(3,955)
Claims and claim adjustment expense reserves	1,694	2,299
Unearned premium reserves	2,033	1,460
Other	(12)	313
Net cash provided by operating activities	5,125	5,582
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,481	6,523
Proceeds from sales of investments:
Fixed maturities	3,951	2,864
Equity securities	104	74
Real estate investments	10	7
Other investments	242	275
Purchases of investments:
Fixed maturities	(12,100)	(14,356)
Equity securities	(112)	(375)
Real estate investments	(28)	(22)
Other investments	(414)	(336)
Net sales (purchases) of short-term securities	(107)	754
Securities transactions in the course of settlement	214	407
Acquisitions, net of cash acquired	(4)	(38)
Other	(291)	(199)
Net cash used in investing activities	(3,054)	(4,422)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,500)	(1,356)
Treasury stock acquired — net employee share-based compensation	(60)	(43)
Dividends paid to shareholders	(656)	(655)
Issuance of debt	—	739
Issuance of common stock — employee share options	205	256
Net cash used in financing activities	(2,011)	(1,059)
Effect of exchange rate changes on cash	(48)	(4)
Net increase in cash	12	97
Cash at beginning of year	761	721
Cash at end of period	$773	$818

Supplemental disclosure of cash flow information
Income taxes paid	$663	$543
Interest paid	$234	$222

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

Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect the enactment of the IRA will have an impact on the Company’s financial statements in 2022. While the Company expects to be an applicable corporation subject to the AMT tax beginning in 2023 based on its reported GAAP earnings for the past three years, the Company expects any AMT tax incurred to be treated as a taxable temporary difference and have no direct impact on total income tax expense, subject to any additional guidance or regulations that may be issued. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2022
Premiums	$4,353	$877	$3,385	$8,615
Net investment income	426	65	102	593
Fee income	96	—	8	104
Other revenues	56	6	22	84
Total segment revenues (1)	$4,931	$948	$3,517	$9,396
Segment income (loss) (1)	$471	$242	$(111)	$602

2021
Premiums	$3,970	$806	$3,053	$7,829
Net investment income	575	63	133	771
Fee income	90	—	7	97
Other revenues	69	5	26	100
Total segment revenues (1)	$4,704	$874	$3,219	$8,797
Segment income (loss) (1)	$558	$174	$(2)	$730
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in "interest expense and other." Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from "interest expense and other."

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2022
Premiums	$12,642	$2,548	$9,756	$24,946
Net investment income	1,415	188	334	1,937
Fee income	285	—	22	307
Other revenues	194	14	61	269
Total segment revenues (1)	$14,536	$2,750	$10,173	$27,459
Segment income (loss) (1)	$1,806	$687	$(79)	$2,414

2021
Premiums	$11,649	$2,325	$8,857	$22,831
Net investment income	1,713	186	391	2,290
Fee income	282	—	20	302
Other revenues	179	17	73	269
Total segment revenues (1)	$13,823	$2,528	$9,341	$25,692
Segment income (1)	$1,518	$498	$433	$2,449
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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$872	$789	$2,566	$2,410
Commercial automobile	754	718	2,202	2,122
Commercial property	668	582	1,914	1,669
General liability	728	662	2,116	1,887
Commercial multi-peril	1,057	939	3,034	2,708
Other	19	17	52	45
Total Domestic	4,098	3,707	11,884	10,841
International	255	263	758	808
Total Business Insurance	4,353	3,970	12,642	11,649
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	307	277	876	819
General liability	396	365	1,154	1,043
Other	57	54	166	165
Total Domestic	760	696	2,196	2,027
International	117	110	352	298
Total Bond & Specialty Insurance	877	806	2,548	2,325
Personal Insurance:
Domestic:
Automobile	1,575	1,445	4,544	4,220
Homeowners and Other	1,648	1,437	4,714	4,122
Total Domestic	3,223	2,882	9,258	8,342
International	162	171	498	515
Total Personal Insurance	3,385	3,053	9,756	8,857
Total earned premiums	8,615	7,829	24,946	22,831
Net investment income	593	771	1,937	2,290
Fee income	104	97	307	302
Other revenues	84	100	269	269
Total segment revenues	9,396	8,797	27,459	25,692
Net realized investment gains (losses)	(93)	8	(211)	113
Total revenues	$9,303	$8,805	$27,248	$25,805
Income reconciliation, net of tax
Total segment income	$602	$730	$2,414	$2,449
Interest Expense and Other (1)	(76)	(75)	(226)	(216)
Core income	526	655	2,188	2,233
Net realized investment gains (losses)	(72)	7	(165)	88
Impact of changes in tax laws and/or tax rates (2)	—	—	—	8
Net income	$454	$662	$2,023	$2,329
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $70 million and $69 million for the three months ended September 30, 2022 and 2021, respectively, and $208 million and $199 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2022	December 31, 2021
Asset reconciliation
Business Insurance	$85,149	$90,353
Bond & Specialty Insurance	10,128	10,146
Personal Insurance	18,069	18,983
Total assets by reportable segment	113,346	119,482
Other assets (1)	971	984
Total consolidated assets	$114,317	$120,466
 _________________________________________________________
(1)The primary components of other assets at both September 30, 2022 and December 31, 2021 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at September 30, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,453	$—	$—	$419	$4,034
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,851	—	5	2,644	17,212
Revenue	11,066	—	7	1,265	9,808
State general obligation	1,131	—	1	128	1,004
Pre-refunded	3,100	—	10	6	3,104
Total obligations of U.S. states, municipalities and political subdivisions	35,148	—	23	4,043	31,128
Debt securities issued by foreign governments	995	—	1	55	941
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,020	—	10	210	1,820
Corporate and all other bonds	33,855	3	22	3,347	30,527
Total	$76,471	$3	$56	$8,074	$68,450

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2021, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,574	$—	$20	$32	$3,562
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,668	—	1,045	46	19,667
Revenue	11,274	—	693	27	11,940
State general obligation	1,158	—	67	2	1,223
Pre-refunded	3,825	—	207	—	4,032
Total obligations of U.S. states, municipalities and political subdivisions	34,925	—	2,012	75	36,862
Debt securities issued by foreign governments	1,041	—	7	7	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	—	68	5	1,817
Corporate and all other bonds	33,457	3	1,249	175	34,528
Total	$74,751	$3	$3,356	$294	$77,810

Pre-refunded bonds of $3.10 billion and $4.03 billion at September 30, 2022 and December 31, 2021, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from the sales of fixed maturities classified as available for sale were $3.95 billion and $2.86 billion during the nine months ended September 30, 2022 and 2021, respectively. Gross gains of $17 million and $56 million and gross losses of $52 million and $5 million were realized on those sales during the nine months ended September 30, 2022 and 2021, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

				Fair
(at September 30, 2022, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$704	$55	$43	$716
Non-redeemable preferred stock	53	6	1	58
Total	$757	$61	$44	$774

				Fair
(at December 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Value
Common stock	$694	$137	$4	$827
Non-redeemable preferred stock	55	11	—	66
Total	$749	$148	$4	$893

For the nine months ended September 30, 2022 and 2021, the Company recognized $(110) million and $45 million of net gains (losses) on equity securities still held as of September 30, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at September 30, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at September 30, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,641	$179	$1,389	$240	$4,030	$419
Obligations of U.S. states, municipalities and political subdivisions	25,138	3,245	2,526	798	27,664	4,043
Debt securities issued by foreign governments	614	24	305	31	919	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,532	171	168	39	1,700	210
Corporate and all other bonds	25,737	2,240	4,437	1,107	30,174	3,347
Total	$55,662	$5,859	$8,825	$2,215	$64,487	$8,074

	Less than 12 months		12 months or longer		Total
(at December 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,438	$32	$5	$—	$2,443	$32
Obligations of U.S. states, municipalities and political subdivisions	3,873	69	153	6	4,026	75
Debt securities issued by foreign governments	452	7	7	—	459	7
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	426	5	1	—	427	5
Corporate and all other bonds	7,306	153	436	22	7,742	175
Total	$14,495	$266	$602	$28	$15,097	$294

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following table summarizes, for all fixed maturities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at September 30, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	1,523	514	239	—	2,276
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	69	—	—	—	69
Corporate and all other bonds	1,273	10	—	—	1,283
Total	$2,865	$524	$239	$—	$3,628

At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. Recent increases in interest rates resulted in the gross unrealized investment losses above; however, since the Company generally holds its high-quality fixed maturity investments to maturity, the net unrealized loss is generally considered temporary in nature and is not expected to result in significant realized losses.

Credit Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	September 30, 2022	September 30, 2021

Balance, beginning of period	$4	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	1
Reductions due to sales/defaults of credit-impaired securities	(1)	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	1	—
Reductions due to sales/defaults of credit-impaired securities	(1)	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$2

Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income, were $14 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and $35 million and $1 million for the nine months ended September 30, 2022 and 2021, respectively. Credit losses related to the fixed maturity portfolio for both the three months and nine months ended September 30, 2022 and 2021 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2022 and December 31, 2021.

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

For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $346 million and $343 million for these investments at September 30, 2022 and December 31, 2021, respectively, in the amounts disclosed in Level 3.

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

(at September 30, 2022, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,034	$4,034	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,128	—	31,128	—
Debt securities issued by foreign governments	941	—	941	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,820	—	1,820	—
Corporate and all other bonds	30,527	3	30,278	246
Total fixed maturities	68,450	4,037	64,167	246
Equity securities
Common stock	716	394	—	322
Non-redeemable preferred stock	58	15	19	24
Total equity securities	774	409	19	346
Other investments	15	14	—	1
Total	$69,239	$4,460	$64,186	$593

Other liabilities	$3	$—	$—	$3

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	$3,562	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	36,862	—	36,858	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	—	1,762	55
Corporate and all other bonds	34,528	—	34,339	189
Total fixed maturities	77,810	3,562	74,000	248
Equity securities
Common stock	827	509	—	318
Non-redeemable preferred stock	66	21	20	25
Total equity securities	893	530	20	343
Other investments	23	18	—	5
Total	$78,726	$4,110	$74,020	$596

Other liabilities	$3	$—	$—	$3

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2022.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,927	$3,927	$617	$3,268	$42
Financial liabilities
Debt	$7,191	$6,457	$—	$6,457	$—
Commercial paper	100	100	—	100	—

(at December 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,836	$3,836	$1,163	$2,615	$58
Financial liabilities
Debt	$7,190	$9,085	$—	$9,085	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2022 or the year ended December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2022 and 2021, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2022 and 2021.

	At and For the Three Months Ended September 30, 2022		At and For the Three Months Ended September 30, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$9,132	$89	$8,555	$105

Current period change for expected credit losses		14		15
Write-offs of uncollectible premiums receivable		17		18

Balance, end of period	$8,886	$86	$8,289	$102

	At and For the Nine Months Ended September 30, 2022		At and For the Nine Months Ended September 30, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,085	$107	$7,829	$105

Current period change for expected credit losses		49		45
Write-offs of uncollectible premiums receivable		70		48

Balance, end of period	$8,886	$86	$8,289	$102

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2022 and 2021, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2022 and 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Three Months Ended September 30, 2022		At and For the Three Months Ended September 30, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,509	$132	$8,209	$135

Current period change for estimated uncollectible reinsurance		1		7
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,202	$133	$8,329	$142

	At and For the Nine Months Ended September 30, 2022		At and For the Nine Months Ended September 30, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,452	$141	$8,350	$146

Current period change for estimated uncollectible reinsurance		(8)		(4)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,202	$133	$8,329	$142

Of the total reinsurance recoverables at September 30, 2022, $5.84 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at September 30, 2022 and 2021, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2022 and 2021.

	At and For the Three Months Ended September 30, 2022		At and For the Three Months Ended September 30, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,735	$18	$4,016	$19

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,749	$18	$4,024	$19

	At and For the Nine Months Ended September 30, 2022		At and For the Nine Months Ended September 30, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,890	$21	$4,242	$19

Current period change for expected credit losses		(2)		—
Write-offs of uncollectible contractholder receivables		1		—
Balance, end of period	$3,749	$18	$4,024	$19

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

(in millions)	September 30, 2022	December 31, 2021
Business Insurance	$2,538	$2,610
Bond & Specialty Insurance	550	550
Personal Insurance	808	822
Other	26	26
Total	$3,922	$4,008
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$91	$43	$48
Contract-based (1)	204	190	14
Total subject to amortization	295	233	62
Not subject to amortization	225	—	225
Total	$520	$233	$287

(at December 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$41	$63
Contract-based (1)	205	188	17
Total subject to amortization	309	229	80
Not subject to amortization	226	—	226
Total	$535	$229	$306
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2022	December 31, 2021
Property-casualty	$58,131	$56,897
Accident and health	7	10
Total	$58,138	$56,907

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2022	2021
Claims and claim adjustment expense reserves at beginning of year	$56,897	$54,510
Less reinsurance recoverables on unpaid losses	8,209	8,153
Net reserves at beginning of year	48,688	46,357

Estimated claims and claim adjustment expenses for claims arising in the current year	17,257	15,813
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(383)	(398)
Total increases	16,874	15,415

Claims and claim adjustment expense payments for claims arising in:
Current year	6,302	5,653
Prior years	8,638	7,339
Total payments	14,940	12,992
Unrealized foreign exchange gain	(391)	(18)
Net reserves at end of period	50,231	48,762
Plus reinsurance recoverables on unpaid losses	7,900	8,033
Claims and claim adjustment expense reserves at end of period	$58,131	$56,795

Gross claims and claim adjustment expense reserves at September 30, 2022 increased by $1.23 billion from December 31, 2021, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first nine months of 2022, partially offset by (iv) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at September 30, 2022 decreased by $309 million from December 31, 2021, primarily reflecting decreases in mandatory pools and associations and structured settlements in the first nine months of 2022.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the nine months ended September 30, 2022 and 2021, estimated claims and claim adjustment expenses incurred included $383 million and $398 million, respectively, of net favorable development for claims arising in prior years, including $464 million and $443 million, respectively, of net favorable prior year reserve development, and $35 million and $36 million, respectively, of accretion of discount that impacted the Company's results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2022 totaled $61 million, primarily driven by an addition to asbestos reserves of $212 million, partially offset by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years and in the commercial property product line for recent accident years. Net unfavorable prior year reserve development in the third quarter of 2021 totaled $108 million, primarily driven by an addition to asbestos reserves of $225 million, partially offset by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years.

Net favorable prior year reserve development in the first nine months of 2022 totaled $254 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years, and in the commercial multi-peril and commercial property product lines for recent accident years, partially offset by an addition to asbestos reserves of $212 million, an addition to reserves in the domestic operations' general liability product line (excluding asbestos and environmental) including for run-off operations and an addition to environmental reserves. Net favorable prior year reserve development in the first nine months of 2021 totaled $99 million, primarily driven by better than expected loss experience in the domestic operations' workers' compensation product line for multiple accident years and in the commercial automobile and commercial property product lines for recent accident years and better than expected loss experience in the segment's international operations, partially offset by an addition to asbestos reserves of $225 million, an addition to other reserves related to run-off operations and an addition to environmental reserves.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter of 2022 totaled $63 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years. Net favorable prior year reserve development in the third quarter of 2021 totaled $22 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years.

Net favorable prior year reserve development in the first nine months of 2022 totaled $171 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years. Net favorable prior year reserve development in the first nine months of 2021 totaled $81 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years, partially offset by higher than expected loss experience in the general liability product line for management liability coverages for multiple accident years.

Personal Insurance.  Net favorable prior year reserve development in the third quarter of 2022 totaled $18 million. Net favorable prior year reserve development in the third quarter of 2021 totaled $30 million, primarily driven by better than expected loss experience in domestic operations in the homeowners and other product line for recent accident years.

Net favorable prior year reserve development in the first nine months of 2022 totaled $39 million. Net favorable prior year reserve development in the first nine months of 2021 totaled $263 million, primarily driven by better than expected loss experience in the domestic operations in both the homeowners and other and automobile product lines for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months and nine months ended September 30, 2022.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 30, 2022	$(3,971)	$179	$(455)	$(908)	$(5,155)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(2,559)	1	—	(237)	(2,795)
Amounts reclassified from AOCI, net of tax	33	—	9	—	42
Net OCI, current period	(2,526)	1	9	(237)	(2,753)
Balance, September 30, 2022	$(6,497)	$180	$(446)	$(1,145)	$(7,908)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2021	$2,233	$182	$(473)	$(749)	$1,193

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(8,778)	(2)	2	(396)	(9,174)
Amounts reclassified from AOCI, net of tax	48	—	25	—	73
Net OCI, current period	(8,730)	(2)	27	(396)	(9,101)
Balance, September 30, 2022	$(6,497)	$180	$(446)	$(1,145)	$(7,908)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(3,204)	$(686)	$(11,078)	$(1,749)
Income tax benefit	(678)	(146)	(2,348)	(374)
Net of taxes	(2,526)	(540)	(8,730)	(1,375)

Having credit losses recognized in the consolidated statement of income	—	—	(3)	—
Income tax benefit	(1)	—	(1)	—
Net of taxes	1	—	(2)	—

Net changes in benefit plan assets and obligations	12	26	34	77
Income tax expense	3	5	7	16
Net of taxes	9	21	27	61

Net changes in unrealized foreign currency translation	(251)	(91)	(423)	(25)
Income tax benefit	(14)	(7)	(27)	(3)
Net of taxes	(237)	(84)	(396)	(22)

Total other comprehensive loss	(3,443)	(751)	(11,470)	(1,697)
Total income tax benefit	(690)	(148)	(2,369)	(361)
Total other comprehensive loss, net of taxes	$(2,753)	$(603)	$(9,101)	$(1,336)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$42	$(12)	$61	$(50)
Income tax (expense) benefit (2)	9	(2)	13	(10)
Net of taxes	33	(10)	48	(40)

Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	5	10	13	31
General and administrative expenses (3)	5	16	18	46
Total	10	26	31	77
Income tax benefit (2)	1	5	6	16
Net of taxes	9	21	25	61

Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—

Total reclassifications	52	14	92	27
Total income tax benefit	10	3	19	6
Total reclassifications, net of taxes	$42	$11	$73	$21
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     DEBT

Credit Agreement. On June 15, 2022, the Company entered into a five-year $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year $1.0 billion credit agreement that was due to expire on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company's net worth as defined above at March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors. At September 30, 2022,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings. At September 30, 2022, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
10.     COMMON SHARE REPURCHASES

During the three and nine months ended September 30, 2022, the Company repurchased 3.1 million and 8.9 million common shares, respectively, under its share repurchase authorizations for total cost of $500 million and $1.50 billion, respectively. The average cost per share repurchased was $163.63 and $169.33, respectively.  In addition, the Company acquired 4,508 shares and 0.4 million common shares for a total cost of approximately $715,000 and $60 million during the three and nine months ended September 30, 2022, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. At September 30, 2022, the Company had $2.51 billion of capacity remaining under its share repurchase authorizations.

11.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021

Basic and Diluted
Net income, as reported	$454	$662	$2,023	$2,329
Participating share-based awards — allocated income	(4)	(5)	(15)	(17)
Net income available to common shareholders — basic and diluted	$450	$657	$2,008	$2,312

Common Shares
Basic
Weighted average shares outstanding	235.4	247.7	238.3	250.1

Diluted
Weighted average shares outstanding	235.4	247.7	238.3	250.1
Weighted average effects of dilutive securities — stock options and performance shares	2.5	2.4	2.6	2.3
Total	237.9	250.1	240.9	252.4

Net Income per Common Share
Basic	$1.91	$2.65	$8.43	$9.24
Diluted	$1.89	$2.62	$8.34	$9.16

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2022:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,180,448	$131.13	6.0 years	$171
Exercisable at end of period	4,394,999	$123.21	4.7 years	$132
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $41 million and $37 million for the three months ended September 30, 2022 and 2021, respectively, and $141 million and $126 million for the nine months ended September 30, 2022 and 2021, respectively. The related tax benefits recognized in earnings were $7 million for both the three months ended September 30, 2022 and 2021, and $24 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2022 was $212 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2022	2021	2022	2021

Net Periodic Benefit Cost (Benefit):
Service cost	$36	$35	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$25	$21	$—	$1
Expected return on plan assets	(74)	(69)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	(1)
Net actuarial (gain) loss	12	28	(1)	(1)
Total non-service cost (benefit)	(37)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$14	$(1)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2022	2021	2022	2021
Service Cost:
Claims and claim adjustment expenses	$14	$14	$—	$—
General and administrative expenses	22	21	—	—
Total service cost	36	35	—	—

Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(15)	(9)	—	—
General and administrative expenses	(22)	(12)	(1)	(1)
Total non-service cost (benefit)	(37)	(21)	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$14	$(1)	$(1)

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2022	2021	2022	2021
Net Periodic Benefit Cost (Benefit):
Service cost	$109	$106	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	76	62	2	2
Expected return on plan assets	(222)	(206)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	(2)	(3)
Net actuarial (gain) loss	37	82	(3)	(2)
Total non-service cost (benefit)	(109)	(63)	(3)	(3)
Net periodic benefit cost (benefit)	$—	$43	$(3)	$(3)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2022 and 2021.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2022	2021	2022	2021
Service Cost:
Claims and claim adjustment expenses	$44	$43	$—	$—
General and administrative expenses	65	63	—	—
Total service cost	109	106	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(44)	(26)	(1)	(1)
General and administrative expenses	(65)	(37)	(2)	(2)
Total non-service cost (benefit)	(109)	(63)	(3)	(3)
Net periodic benefit cost (benefit)	$—	$43	$(3)	$(3)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Lease cost
Operating leases	$19	$22	$61	$67
Short-term leases (1)	1	—	2	1
Lease expense	20	22	63	68
Less: sublease income (2)	—	—	—	—
Net lease cost	$20	$22	$63	$68

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$23	$25	$71	$78
Right-of-use assets obtained in exchange for new lease liabilities	$14	$2	$21	$21
Weighted average discount rate	2.33%	2.37%	2.33%	2.37%
Weighted average remaining lease term	4.5 years	4.6 years	4.5 years	4.6 years
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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.88 billion and $1.70 billion at September 30, 2022 and December 31, 2021, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at September 30, 2022.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2022, all of which is indemnified by a third party.  For more information regarding Company guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2022 Third Quarter Consolidated Results of Operations

•Net income of $454 million, or $1.91 per share basic and $1.89 per share diluted
•Net earned premiums of $8.62 billion
•Catastrophe losses of $512 million ($404 million after-tax)
•Net favorable prior year reserve development of $20 million ($16 million after-tax)
•Combined ratio of 98.2%
•Net investment income of $593 million ($505 million after-tax)
•Net realized investment losses of $93 million ($72 million after-tax)
•Operating cash flows of $2.48 billion

2022 Third Quarter Consolidated Financial Condition

•Total investments of $78.11 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $114.32 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 26.8% (21.8% excluding net unrealized investment gains, net of tax)
•Total capital returned to shareholders of $722 million, comprising $501 million of share repurchases and $221 million of dividends
•Shareholders’ equity of $19.91 billion
•Net unrealized investment losses of $8.02 billion ($6.32 billion after-tax)
•Book value per common share of $84.94
•Holding company liquidity of $1.45 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2022	2021	2022	2021

Revenues
Premiums	$8,615	$7,829	$24,946	$22,831
Net investment income	593	771	1,937	2,290
Fee income	104	97	307	302
Net realized investment gains (losses)	(93)	8	(211)	113
Other revenues	84	100	269	269
Total revenues	9,303	8,805	27,248	25,805

Claims and expenses
Claims and claim adjustment expenses	6,088	5,464	16,930	15,479
Amortization of deferred acquisition costs	1,406	1,281	4,081	3,742
General and administrative expenses	1,193	1,187	3,607	3,524
Interest expense	88	87	263	252
Total claims and expenses	8,775	8,019	24,881	22,997
Income before income taxes	528	786	2,367	2,808
Income tax expense	74	124	344	479
Net income	$454	$662	$2,023	$2,329

Net income per share
Basic	$1.91	$2.65	$8.43	$9.24
Diluted	$1.89	$2.62	$8.34	$9.16

Combined ratio
Loss and loss adjustment expense ratio	70.1%	69.2%	67.3%	67.2%
Underwriting expense ratio	28.1	29.4	28.7	29.6
Combined ratio	98.2%	98.6%	96.0%	96.8%

The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview
Diluted net income per share of $1.89 in the third quarter of 2022 decreased by 28% from diluted net income per share of $2.62 in the same period of 2021.  Net income of $454 million in the third quarter of 2022 decreased by 31% from net income of $662 million in the same period of 2021.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes in the third quarter of 2022 primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) net realized investment losses compared to net realized investment gains in the third quarter of 2021 and (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), partially offset by (iv) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2021. Catastrophe losses in the third quarters of 2022 and 2021 were $512 million and $501 million, respectively. Net favorable prior year reserve development in the third quarter of 2022 was $20 million. Net unfavorable prior year reserve development in the third quarter of 2021 was $56 million. The lower underlying underwriting margins in the third quarter of 2022 were driven by Personal Insurance, partially offset by Bond & Specialty Insurance and Business Insurance. Underlying underwriting margins in the third quarter of 2021 included a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the third quarter of 2022 was lower than in the same period of 2021, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $8.34 in the first nine months of 2022 decreased by 9% from diluted net income per share of $9.16 in the same period of 2021.  Net income of $2.02 billion in the first nine months of 2022 decreased by 13% from net income of $2.33 billion in the same period of 2021.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) net realized investment losses compared to net realized investment gains in the same period of 2021 and (iii) lower underlying underwriting margins, partially offset by (iv) lower catastrophe losses. Catastrophe losses in the first nine months of 2022 and 2021 were $1.42 billion and $1.81 billion, respectively. Net favorable prior year reserve development in the first nine months of 2022 and 2021 was $464 million and $443 million, respectively. The lower underlying underwriting margins in the first nine months of 2022 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Underlying underwriting margins in the first nine months of 2021 reflected a net favorable impact from COVID-19 and related economic conditions. Income tax expense in the first nine months of 2022 was lower than in the same period of 2021, primarily reflecting a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the decrease in income before income taxes.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three and nine months ended September 30, 2022 and 2021, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2022 were $8.62 billion, $786 million or 10% higher than in the same period of 2021.  Earned premiums in the first nine months of 2022 were $24.95 billion, $2.12 billion or 9% higher than in the same period of 2021. In Business Insurance, earned premiums in the third quarter and first nine months of 2022 increased by 10% and 9%, respectively, over the same periods of 2021.  Earned premiums in Business Insurance in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2022 increased by 9% and 10%, respectively, over the same periods of 2021.  In Personal Insurance, earned premiums in the third quarter and first nine months of 2022 increased by 11% and 10%, respectively, over the same periods of 2021.  Earned premiums in Bond & Specialty Insurance and Personal Insurance in both the third quarter and first nine months of 2021 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Average investments (1)	$87,315	$84,647	$86,818	$82,854
Pre-tax net investment income	593	771	1,937	2,290
After-tax net investment income	505	645	1,639	1,917
Average pre-tax yield (2)	2.7%	3.6%	3.0%	3.7%
Average after-tax yield (2)	2.3%	3.0%	2.5%	3.1%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.

Net investment income in the third quarter of 2022 was $593 million, $178 million or 23% lower than in the same period of 2021.  Net investment income in the first nine months of 2022 was $1.94 billion, $353 million or 15% lower than in the same period of 2021. Net investment income from fixed maturity investments in the third quarter and first nine months of 2022 was

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

$534 million and $1.55 billion, respectively, $37 million and $70 million higher, respectively, than in the same periods of 2021. The increase in the third quarter of 2022 primarily resulted from a higher average level of fixed maturity investments and higher long-term average yields. The increase in the first nine months of 2022 primarily resulted from a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2022 was $23 million and $34 million, respectively, $21 million and $28 million higher, respectively, than in the same periods of 2021. The increases in both periods of 2022 primarily resulted from higher short-term average yields, partially offset by a lower level of short-term investments. The Company's remaining investment portfolios had net investment income of $46 million and $385 million in the third quarter and first nine months of 2022, respectively, $235 million and $449 million lower, respectively, than in the same periods of 2021. The decline in net investment income from these portfolios in the third quarter and first nine months of 2022 compared with the same periods of 2021 primarily reflected the impact of lower returns from private equity partnerships as compared to very strong returns in the same periods of 2021. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
Fee income in the third quarter of 2022 was $104 million, $7 million higher than in the same period of 2021. Fee income in the first nine months of 2022 was $307 million, $5 million higher than in the same period of 2021. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Impairment gains (losses):
Fixed maturities	$(5)	$(1)	$(26)	$(1)
Real estate investments	(9)	—	(9)	—
Net realized investment gains (losses) on equity securities still held	(25)	(6)	(110)	45
Other net realized investment gains (losses), including from sales	(54)	15	(66)	69
Total	$(93)	$8	$(211)	$113

Net realized investment losses on equity securities still held of $25 million and $110 million in the third quarter and first nine months of 2022, respectively, were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains (losses) on equity securities still held were $(6) million and $45 million in the third quarter and first nine months of 2021, respectively. Net realized investment gains in the first nine months of 2021 were driven by the impact of changes in fair value attributable to favorable equity markets.

Other Revenues
Other revenues in the third quarter of 2022 were $84 million, $16 million lower than in the same period of 2021. Other revenues in the first nine months of 2022 of $269 million were comparable with the same period of 2021. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2022 were $6.09 billion, $624 million or 11% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes and (ii) loss cost trends, including elevated severity in both the automobile and homeowners and other product lines in Personal Insurance, partially offset by (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2021, (iv) lower non-catastrophe property losses in the prior year quarter in Business Insurance and (v) the favorable re-estimation of losses incurred for management liability coverages in the first six months of 2022 in Bond & Specialty Insurance. Catastrophe losses in the third quarter of 2022 primarily resulted from Hurricanes Ian and Fiona, as well as severe storms in several regions of the United States. Catastrophe losses in the third quarter of 2021 primarily resulted from Hurricane Ida and severe storms in several regions of the United States. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses in the third quarter of 2021 are discussed in more detail in the segment discussions that follow. Catastrophe losses and non-catastrophe weather-related losses in the third quarter of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Claims and claim adjustment expenses in the first nine months of 2022 were $16.93 billion, $1.45 billion or 9% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, including elevated severity in the current year in both the automobile and homeowners and other product lines in Personal Insurance, (iii) higher non-catastrophe property losses in Business Insurance and (iv) a comparison to a low level of loss activity in the prior year period in the automobile product line in Personal Insurance, partially offset by (v) lower catastrophe losses. Catastrophe losses in the first nine months of 2022 included the third quarter events described above, as well as severe wind and hail storms in several regions of the United States in the first six months of 2022. Catastrophe losses in the first nine months of 2021 included the third quarter events described above, as well as winter storms and severe wind and hail storms in several regions of the United States in the first six months of 2021. The impacts of COVID-19 and related economic conditions on claims and claim adjustment expenses in the first nine months of 2021 are discussed in more detail in the segment discussions that follow. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2022 and 2021, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2022 and 2021 for significant catastrophes that occurred in 2021 and 2020, and the estimate of ultimate losses for those catastrophes at September 30, 2022 and December 31, 2021. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company's threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2022 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2022	2021	2022	2021	September 30, 2022	December 31, 2021
			'
2020
PCS Serial Number:
16 — Tennessee tornado activity	(1)	(7)	2	(10)	144	142
19 — Severe storms	(1)	(4)	(5)	(15)	120	125
20 — Severe storms	1	(6)	3	(20)	143	140
33 — Civil unrest	—	1	(5)	(1)	88	93
44 — Tropical Storm Isaias	—	(7)	—	(21)	118	118
46 — Midwest derecho	—	2	(3)	(8)	199	202
68 — California wildfire - Glass fire	(3)	(1)	(3)	(9)	133	136

2021
PCS Serial Number:
15 — Winter storms	(5)	1	(10)	214	218	228
17 — Winter storms	(4)	13	(9)	508	499	508
29 — Severe wind storms	(6)	(28)	(12)	123	93	105
60 — Hurricane Ida	(36)	425	(78)	425	339	417
76 — Tornado outbreak	(1)	n/a	(13)	n/a	118	131

2022
PCS Serial Number:
33 — Severe wind and hail storms	9	n/a	117	n/a	117	n/a
35 — Severe wind and hail storms	40	n/a	144	n/a	144	n/a
43 — Severe wind and hail storms	(7)	n/a	124	n/a	124	n/a
61 — Hurricane Ian (2)	326	n/a	326	n/a	326	n/a
_________________________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2022, 2021 and 2020 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties, the terms of which are described in "Part I—Item 1—Business" in the Company's 2021 Annual Report. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022, the period January 1, 2021 through and including December 31, 2021 and the period January 1, 2020 through and including December 31, 2020, respectively. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty's benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
(2) PCS designated Hurricane Ian as a catastrophe currently covering the designated period from September 27, 2022 through October 1, 2022 in the states of Florida, Georgia, North Carolina, South Carolina and Virginia. The designated time period and affected states are subject to update by PCS. The amount of Losses Incurred and Estimated Ultimate Losses in the above table include only those losses incurred through September 30, 2022, the date of the financial statements.

n/a: not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2022 was $1.41 billion, $125 million or 10% higher than in the same period of 2021.  Amortization of deferred acquisition costs in the first nine months of 2022 was $4.08 billion, $339 million or 9% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2022 were $1.19 billion, $6 million or 1% higher than in the same period of 2021. General and administrative expenses in the first nine months of 2022 were $3.61 billion, $83 million or 2% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in the third quarter and first nine months of 2022 was $88 million and $263 million, respectively, compared with $87 million and $252 million, respectively, in the same periods of 2021.

Income Tax Expense
Income tax expense in the third quarter of 2022 was $74 million, $50 million or 40% lower than in the same period of 2021, primarily reflecting the impact of the $258 million decrease in income before income taxes in the third quarter of 2022. Income tax expense in the first nine months of 2022 was $344 million, $135 million or 28% lower than in the same period of 2021, primarily reflecting the impact of the $441 million decrease in income before income taxes in the first nine months of 2022 and the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

The Company’s effective tax rate was 14% and 16% in the third quarters of 2022 and 2021, respectively.  The Company's effective tax rate was 15% and 17% in the first nine months of 2022 and 2021, respectively. The effective tax rates were lower than the statutory rate of 21% in all periods, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. In addition, the effective tax rate for the first nine months of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio

The combined ratio of 98.2% in the third quarter of 2022 was 0.4 points lower than the combined ratio of 98.6% in the same period of 2021.  The loss and loss adjustment expense ratio of 70.1% in the third quarter of 2022 was 0.9 points higher than the loss and loss adjustment expense ratio of 69.2% in the same period of 2021.  The underwriting expense ratio of 28.1% for the third quarter of 2022 was 1.3 points lower than the underwriting expense ratio of 29.4% in the same period of 2021.

Catastrophe losses in the third quarters of 2022 and 2021 accounted for 5.9 points and 6.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarter of 2022 provided 0.2 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2021 accounted for 0.8 points of the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2022 was 1.1 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in both the automobile and homeowners and other product lines in Personal Insurance and (ii) a lower level of property losses in the prior year quarter in Business Insurance and (iii) a favorable impact associated with the pandemic in the prior year quarter, partially offset by (iv) the benefit of earned pricing in Business Insurance and Bond & Specialty Insurance, (v) the favorable re-estimation of losses incurred for management liability coverages in the first six months of 2022 in Bond & Specialty Insurance and (vi) a lower expense ratio.

The combined ratio of 96.0% in the first nine months of 2022 was 0.8 points lower than the combined ratio of 96.8% in the same period of 2021. The loss and loss adjustment expense ratio of 67.3% for the first nine months of 2022 was 0.1 points higher than the loss and loss adjustment expense ratio of 67.2% in the same period of 2021.  The underwriting expense ratio of 28.7% for the first nine months of 2022 was 0.9 points lower than the underwriting expense ratio of 29.6% in the same period of 2021.

Catastrophe losses in the first nine months of 2022 and 2021 accounted for 5.7 points and 7.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2022 and 2021 each provided 1.9

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

points of benefit to the combined ratio. The underlying combined ratio in the first nine months of 2022 was 1.4 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines in Personal Insurance, (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line in Personal Insurance and (iii) higher property losses in Business Insurance, partially offset by (iv) the benefit of earned pricing in Business Insurance and Bond & Specialty Insurance and (v) a lower expense ratio.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Business Insurance	$4,864	$4,453	$14,798	$13,585
Bond & Specialty Insurance	1,043	984	3,088	2,737
Personal Insurance	3,905	3,439	10,745	9,558
Total	$9,812	$8,876	$28,631	$25,880

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Business Insurance	$4,370	$4,021	$13,245	$12,126
Bond & Specialty Insurance	964	894	2,808	2,471
Personal Insurance	3,864	3,409	10,532	9,367
Total	$9,198	$8,324	$26,585	$23,964

Gross and net written premiums in the third quarter of 2022 increased by 11% and 10%, respectively, over the same period of 2021. Gross and net written premiums in the first nine months of 2022 both increased by 11% over the same period of 2021. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$4,353	$3,970	$12,642	$11,649
Net investment income	426	575	1,415	1,713
Fee income	96	90	285	282
Other revenues	56	69	194	179
Total revenues	4,931	4,704	14,536	13,823

Total claims and expenses	4,371	4,040	12,353	12,007

Segment income before income taxes	560	664	2,183	1,816
Income tax expense	89	106	377	298
Segment income	$471	$558	$1,806	$1,518

Loss and loss adjustment expense ratio	66.9%	67.0%	63.6%	67.8%
Underwriting expense ratio	29.4	30.5	29.9	30.9
Combined ratio	96.3%	97.5%	93.5%	98.7%

Overview
Segment income in the third quarter of 2022 was $471 million, $87 million or 16% lower than segment income of $558 million in the same period of 2021. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins and (iv) lower net unfavorable prior year reserve development. Catastrophe losses in the third quarters of 2022 and 2021 were $216 million and $181 million, respectively. Net unfavorable prior year reserve development in the third quarters of 2022 and 2021 was $61 million and $108 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) a low level of property losses in the prior year quarter and (iv) the favorable impact associated with the pandemic in the prior year quarter. Income tax expense in the third quarter of 2022 was lower than in the same period of 2021, primarily reflecting the impact of the decrease in segment income before income taxes.

Segment income in the first nine months of 2022 was $1.81 billion, $288 million or 19% higher than segment income of $1.52 billion in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development, partially offset by (iv) lower net investment income. Catastrophe losses in the first nine months of 2022 and 2021 were $529 million and $836 million, respectively. Net favorable prior year reserve development in the first nine months of 2022 and 2021 was $254 million and $99 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher property losses. Income tax expense in the first nine months of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the third quarter of 2022 were $4.35 billion, $383 million or 10% higher than in the same period of 2021. Earned premiums in the first nine months of 2022 were $12.64 billion, $993 million or 9% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months. Earned premiums in both periods of 2021 were negatively impacted by lower net written premiums in the preceding twelve months due to a modest reduction in exposures and a decrease in new business volume, in each case driven by the impact of COVID-19 and related economic conditions.

Net Investment Income
Net investment income in the third quarter of 2022 was $426 million, $149 million or 26% lower than in the same period of 2021.  Net investment income in the first nine months of 2022 was $1.42 billion, $298 million or 17% lower than in the same period of 2021. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers' compensation residual market pools.  Fee income in the third quarter of 2022 was $96 million, $6 million or 7% higher than in the same period of 2021. Fee income in the first nine months of 2022 was $285 million, $3 million or 1% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected higher serviced premium volume from the workers' compensation residual market pool. Fee income in the first nine months of 2022 was also impacted by lower claim volume under administration associated with large deductible policies.

Other Revenues
Other revenues in the third quarter of 2022 were $56 million, $13 million lower than in the same period of 2021. Other revenues in the first nine months of 2022 were $194 million, $15 million higher than in the same period of 2021. The increase in the first nine months of 2022 primarily reflected the receipt of a surplus distribution from a state workers’ compensation reinsurance fund. Other revenues also included revenues from Simply Business, installment premium charges and other policyholder service charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2022 were $2.96 billion, $256 million or 9% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) a low level of non-catastrophe property losses in the prior year quarter and (iv) higher catastrophe losses, partially offset by (v) lower net unfavorable prior year reserve development. Claims and claim adjustment expenses in the third quarter of 2021 included favorable loss activity related to the impact of COVID-19 and related economic conditions. Catastrophe losses and non-catastrophe weather-related losses in the third quarter of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Claims and claim adjustment expenses in the first nine months of 2022 were $8.17 billion, $141 million or 2% higher than in the same period of 2021, primarily reflecting the impacts of (i) higher non-catastrophe property losses, (ii) loss cost trends and (iii) higher business volumes, partially offset by (iv) lower catastrophe losses and (v) higher net favorable prior year reserve development. Claims and claim adjustment expenses in the first nine months of 2021 included favorable loss activity related to the impact of COVID-19 and related economic conditions. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2022 was $708 million, $55 million or 8% higher than the same period of 2021. Amortization of deferred acquisition costs in the first nine months of 2022 was $2.07 billion, $145 million or 8% higher than the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2022 were $704 million, $20 million or 3% higher than in the same period of 2021. General and administrative expenses in the first nine months of 2022 were $2.12 billion, $60 million or 3% higher than in the same period of 2021. The increases in both periods of 2022 were primarily in support of business growth. General and administrative expenses in the third quarter and first nine months of 2021 included the benefit of lower travel-related expenses attributable to the impact of COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in the third quarter of 2022 was $89 million, $17 million lower than the same period of 2021, primarily reflecting the impact of the $104 million decrease in income before income taxes. Income tax expense in the first nine months of 2022 was $377 million, $79 million higher than in the same period of 2021, primarily reflecting the impact of the $367 million increase in income before income taxes. Income tax expense in the first nine months of 2022 was reduced by $3 million as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 96.3% in the third quarter of 2022 was 1.2 points lower than the combined ratio of 97.5% in the same period of 2021.  The loss and loss adjustment expense ratio of 66.9% in the third quarter of 2022 was 0.1 points lower than the loss and loss adjustment expense ratio of 67.0% in the same period of 2021. The underwriting expense ratio of 29.4% for the third quarter of 2022 was 1.1 points lower than the underwriting expense ratio of 30.5% in the same period of 2021.

Catastrophe losses in the third quarters of 2022 and 2021 accounted for 4.9 points and 4.6 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2022 and 2021 accounted for 1.4 points and 2.7 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2022 was 0.2 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) a lower expense ratio and (ii) the benefit of earned pricing, largely offset by (iii) a low level of property losses in the prior year quarter and (iv) the favorable impact associated with the pandemic in the prior year quarter.

The combined ratio of 93.5% in the first nine months of 2022 was 5.2 points lower than the combined ratio of 98.7% in the same period of 2021. The loss and loss adjustment expense ratio of 63.6% in the first nine months of 2022 was 4.2 points lower than the loss and loss adjustment expense ratio of 67.8% in the same period of 2021.  The underwriting expense ratio of 29.9% for the first nine months of 2022 was 1.0 points lower than the underwriting expense ratio of 30.9% in the same period of 2021.

Catastrophe losses in the first nine months of 2022 and 2021 accounted for 4.1 points and 7.2 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2022 and 2021 provided 2.0 points and 0.9 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2022 was 1.0 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) a lower expense ratio and (ii) the benefit of earned pricing, partially offset by (iii) higher property losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Domestic:
Select Accounts	$744	$688	$2,391	$2,166
Middle Market	2,638	2,400	7,939	7,208
National Accounts	357	321	1,201	1,132
National Property and Other	884	794	2,291	2,107
Total Domestic	4,623	4,203	13,822	12,613
International	241	250	976	972
Total Business Insurance	$4,864	$4,453	$14,798	$13,585

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Domestic:
Select Accounts	$739	$685	$2,365	$2,140
Middle Market	2,465	2,252	7,410	6,723
National Accounts	247	228	790	731
National Property and Other	702	638	1,889	1,730
Total Domestic	4,153	3,803	12,454	11,324
International	217	218	791	802
Total Business Insurance	$4,370	$4,021	$13,245	$12,126

Gross and net written premiums in the third quarter of 2022 both increased by 9% over the same period of 2021. Gross and net written premiums in the first nine months of 2022 both increased by 9% over the same period of 2021.

Select Accounts.  Net written premiums of $739 million and $2.37 billion in the third quarter and first nine months of 2022, respectively, increased by 8% and 11%, respectively, over the same periods of 2021. Retention rates remained strong in the third quarter and first nine months of 2022 and increased over the same periods of 2021. Renewal premium changes in the third quarter and first nine months of 2022 remained positive and were lower than in the same periods of 2021.  New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

Middle Market.  Net written premiums of $2.47 billion and $7.41 billion in the third quarter and first nine months of 2022, respectively, increased by 9% and 10%, respectively, over the same periods of 2021.  Retention rates remained strong in the third quarter and first nine months of 2022 and increased over the same periods of 2021.  Renewal premium changes in the third quarter of 2022 remained positive and were slightly higher than the same period of 2021. Renewal premium changes in the first nine months of 2022 remained positive and were lower than the same period of 2021. New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

National Accounts.  Net written premiums of $247 million and $790 million in the third quarter and first nine months of 2022, respectively, both increased by 8% over the same periods of 2021. Retention rates remained strong in the third quarter of 2022 but were slightly lower than the same period of 2021. Retention rates remained strong in the first nine months of 2022 and increased over the same period of 2021. Renewal premium changes in the third quarter and first nine months of 2022 remained positive and were higher than in the same periods of 2021. New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Property and Other.  Net written premiums of $702 million and $1.89 billion in the third quarter and first nine months of 2022, respectively, increased by 10% and 9%, respectively, over the same periods of 2021.  Retention rates remained strong in the third quarter of 2022 and increased slightly over the same period of 2021.  Retention rates remained strong in the first nine months of 2022 and increased over the same period of 2021. Renewal premium changes in the third quarter of 2022 remained positive and were higher than in the same period of 2021. Renewal premium changes in the first nine months of 2022 remained positive and were slightly lower than in the same period of 2021. New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

International.  Net written premiums of $217 million in the third quarter of 2022 were comparable with the same period of 2021. Net written premiums of $791 million in the first nine months of 2022 decreased by 1% from the same period of 2021, primarily driven by the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$877	$806	$2,548	$2,325
Net investment income	65	63	188	186
Other revenues	6	5	14	17
Total revenues	948	874	2,750	2,528

Total claims and expenses	644	657	1,922	1,907

Segment income before income taxes	304	217	828	621
Income tax expense	62	43	141	123
Segment income	$242	$174	$687	$498

Loss and loss adjustment expense ratio	37.3%	46.3%	39.5%	46.2%
Underwriting expense ratio	35.2	34.8	35.3	35.2
Combined ratio	72.5%	81.1%	74.8%	81.4%

Overview
Segment income in the third quarter of 2022 was $242 million, $68 million or 39% higher than segment income of $174 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development. Net favorable prior year reserve development in the third quarters of 2022 and 2021 was $63 million and $22 million, respectively. Catastrophe losses in the third quarters of 2022 and 2021 were $11 million and $3 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) the benefit of earned pricing and (iii) the favorable re-estimation of losses incurred for management liability coverages in the first six months of 2022, partially offset by (iv) higher general and administrative expenses. Income tax expense in the third quarter of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in segment income before income taxes.

Segment income in the first nine months of 2022 was $687 million, $189 million or 38% higher than segment income of $498 million in the same period of 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development. Net favorable prior year reserve development in the first nine months of 2022 and 2021 was $171 million and $81 million, respectively. Catastrophe losses in the first nine months of 2022 and 2021 were $16 million and $30 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first nine months of 2022 was higher than in the same period of 2021, primarily reflecting the impact of the increase in segment income before income taxes, partially offset by a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums
Earned premiums in the third quarter of 2022 were $877 million, $71 million or 9% higher than in the same period of 2021. Earned premiums in the first nine months of 2022 were $2.55 billion, $223 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2022 was $65 million, $2 million or 3% higher than in the same period of 2021. Net investment income in the first nine months of 2022 was $188 million, $2 million or 1% higher than in the same period of 2021. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2022 were $334 million, $41 million or 11% lower than in the same period of 2021, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) the favorable re-estimation of losses incurred for management liability coverages in the first six months of 2022, partially offset by (iii) higher business volumes.

Claims and claim adjustment expenses in the first nine months of 2022 were $1.02 billion, $65 million or 6% lower than in the same period of 2021, primarily reflecting the impact of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes.

Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2022 and 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2022 was $162 million, $15 million or 10% higher than in the same period of 2021.  Amortization of deferred acquisition costs in the first nine months of 2022 was $466 million, $43 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2022 were $148 million, $13 million or 10% higher than in the same period of 2021. General and administrative expenses in the first nine months of 2022 were $437 million, $37 million or 9% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the impacts of higher business volumes.

Income Tax Expense
Income tax expense in the third quarter of 2022 was $62 million, $19 million or 44% higher than in the same period of 2021, primarily reflecting the impact of the $87 million increase in segment income before income taxes. Income tax expense in the first nine months of 2022 was $141 million, $18 million or 15% higher than in the same period of 2021, primarily reflecting the impact of the $207 million increase in segment income before income taxes, partially offset by the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio

The combined ratio of 72.5% in the third quarter of 2022 was 8.6 points lower than the combined ratio of 81.1% in the same period of 2021.  The loss and loss adjustment expense ratio of 37.3% in the third quarter of 2022 was 9.0 points lower than the loss and loss adjustment expense ratio of 46.3% in the same period of 2021. The underwriting expense ratio of 35.2% in the third quarter of 2022 was 0.4 points higher than the underwriting expense ratio of 34.8% in the same period of 2021.

Net favorable prior year reserve development in the third quarters of 2022 and 2021 provided 7.2 points and 2.6 points of benefit, respectively, to the combined ratio. Catastrophe losses in the third quarters of 2022 and 2021 accounted for 1.3 points and 0.3 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2022 was 5.0 points lower than the 2021 ratio on the same basis, primarily reflecting (i) the benefit of earned pricing and (ii) the favorable re-estimation of losses incurred for management liability coverages in the first six months of 2022.

The combined ratio of 74.8% in the first nine months of 2022 was 6.6 points lower than the combined ratio of 81.4% in the same period of 2021. The loss and loss adjustment expense ratio of 39.5% in the first nine months of 2022 was 6.7 points lower than the loss and loss adjustment expense ratio of 46.2% in the same period of 2021.  The underwriting expense ratio of 35.3% in the first nine months of 2022 was 0.1 points higher than the underwriting expense ratio of 35.2% in the same period of 2021.

Net favorable prior year reserve development in the first nine months of 2022 and 2021 provided 6.7 points and 3.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first nine months of 2022 and 2021 accounted for 0.6 points and 1.3 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2022 was 2.7 points lower than the 2021 ratio on the same basis, primarily reflecting the benefit of earned pricing.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Domestic:
Management Liability	$620	$608	$1,783	$1,663
Surety	295	252	889	726
Total Domestic	915	860	2,672	2,389
International	128	124	416	348
Total Bond & Specialty Insurance	$1,043	$984	$3,088	$2,737

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Domestic:
Management Liability	$554	$532	$1,592	$1,473
Surety	284	241	828	673
Total Domestic	838	773	2,420	2,146
International	126	121	388	325
Total Bond & Specialty Insurance	$964	$894	$2,808	$2,471

Gross and net written premiums in the third quarter of 2022 increased by 6% and 8%, respectively, over the same period of 2021. Gross and net written premiums in the first nine months of 2022 increased by 13% and 14%, respectively, over the same period of 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $838 million and $2.42 billion in the third quarter and first nine months of 2022, respectively, increased by 8% and 13%, respectively, over the same periods of 2021. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2022 and increased over the same periods of 2021. Renewal premium changes in the third quarter and first nine months of 2022 remained positive and were lower than in the same periods of 2021. New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

International.  Net written premiums of $126 million and $388 million in the third quarter and first nine months of 2022, respectively, increased by 4% and 19%, respectively, over the same periods of 2021. The increases in both periods of 2022 were primarily driven by increases in the United Kingdom and broader Europe, as well as Canada, partially offset by the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Revenues
Earned premiums	$3,385	$3,053	$9,756	$8,857
Net investment income	102	133	334	391
Fee income	8	7	22	20
Other revenues	22	26	61	73
Total revenues	3,517	3,219	10,173	9,341

Total claims and expenses	3,664	3,227	10,318	8,809

Segment income (loss) before income taxes	(147)	(8)	(145)	532
Income tax expense (benefit)	(36)	(6)	(66)	99
Segment income (loss)	$(111)	$(2)	$(79)	$433

Loss and loss adjustment expense ratio	82.6%	78.2%	79.3%	71.8%
Underwriting expense ratio	24.6	26.4	25.4	26.5
Combined ratio	107.2%	104.6%	104.7%	98.3%

Overview
Segment loss in the third quarter of 2022 was $111 million, compared with a segment loss of $2 million in the same period of 2021. The increase in segment loss before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins and (ii) lower net investment income, partially offset by (iii) lower catastrophe losses. Catastrophe losses in the third quarters of 2022 and 2021 were $285 million and $317 million, respectively. Net favorable prior year reserve development in the third quarters of 2022 and 2021 was $18 million and $30 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) elevated severity in both the automobile and homeowners and other product lines, partially offset by (ii) higher business volumes. The income tax benefit in the third quarter of 2022 was higher than the same period of 2021, primarily reflecting the impact of the increase in segment loss before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment loss in the first nine months of 2022 was $79 million, compared with segment income of $433 million in the same period of 2021. The segment loss before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins, (ii) lower net favorable prior year reserve development and (iii) lower net investment income, partially offset by (iv) lower catastrophe losses. Net favorable prior year reserve development in the first nine months of 2022 and 2021 was $39 million and $263 million, respectively.  Catastrophe losses in the first nine months of 2022 and 2021 were $873 million and $945 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (iii) higher business volumes. The segment recorded an income tax benefit in the first nine months of 2022 compared with income tax expense in the same period of 2021, primarily reflecting the impact of the segment loss before income taxes compared with segment income before income taxes in the same period of 2021 and a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Revenues

Earned Premiums
Earned premiums in the third quarter of 2022 were $3.39 billion, $332 million or 11% higher than in the same period of 2021.  Earned premiums in the first nine months of 2022 were $9.76 billion, $899 million or 10% higher than in the same period of 2021. The increases in both periods of 2022 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the third quarter of 2022 was $102 million, $31 million or 23% lower than in the same period of 2021. Net investment income in the first nine months of 2022 was $334 million, $57 million or 15% lower than in the same period of 2021. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2022 compared with the same periods of 2021. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in the third quarters and first nine months of 2022 and 2021 primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2022 were $2.80 billion, $409 million or 17% higher than in the same period of 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated severity in both the automobile and homeowners and other product lines and (ii) higher business volumes, partially offset by (iii) lower catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses in the third quarter of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Claims and claim adjustment expenses in the first nine months of 2022 were $7.74 billion, $1.38 billion or 22% higher than in the same period of 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated severity in the current year in both the automobile and homeowners and other product lines, (ii) higher business volumes, (iii) lower net favorable prior year reserve development and (iv) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (v) lower catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses in the first nine months of 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net favorable prior year reserve development was not significant in the third quarter and first nine months of 2022. Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2021 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2022 was $536 million, $55 million or 11% higher than in the same period of 2021. Amortization of deferred acquisition costs in the first nine months of 2022 was $1.55 billion, $151 million or 11% higher than in the same period of 2021. The increases in both periods of 2022 were generally consistent with the increases in earned premiums.

General and Administrative Expenses
General and administrative expenses in the third quarter of 2022 were $333 million, $27 million or 8% lower than in the same period of 2021. General and administrative expenses in the first nine months of 2022 were $1.03 billion, $17 million or 2% lower than in the same period of 2021. The decreases in both periods of 2022 primarily reflected lower contingent commissions, partially offset by the impacts of higher business volumes.

Income Tax Expense (Benefit)
The income tax benefit in the third quarter of 2022 was $36 million, compared with $6 million in the same period of 2021, primarily reflecting the impact of the $139 million increase in segment loss before income taxes. The income tax benefit in the first nine months of 2022 was $66 million, compared with income tax expense of $99 million in the same period of 2021, primarily reflecting the impact of the segment loss before income taxes of $145 million as compared to segment income before income taxes of $532 million in the same period of 2021 and the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 107.2% in the third quarter of 2022 was 2.6 points higher than the combined ratio of 104.6% in the same period of 2021.  The loss and loss adjustment expense ratio of 82.6% in the third quarter of 2022 was 4.4 points higher than the loss and loss adjustment expense ratio of 78.2% in the same period of 2021.  The underwriting expense ratio of 24.6% for the third quarter of 2022 was 1.8 points lower than the underwriting expense ratio of 26.4% in the same period of 2021.

Catastrophe losses in the third quarters of 2022 and 2021 accounted for 8.4 points and 10.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2022 and 2021 provided 0.5 points and 1.0 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the third quarter of 2022 was 4.1 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in both the automobile and homeowners and other product lines, partially offset by (ii) a lower expense ratio.

The combined ratio of 104.7% in the first nine months of 2022 was 6.4 points higher than the combined ratio of 98.3% in the same period of 2021. The loss and loss adjustment expense ratio of 79.3% in the first nine months of 2022 was 7.5 points higher than the loss and loss adjustment expense ratio of 71.8% in the same period of 2021.  The underwriting expense ratio of 25.4% in the first nine months of 2022 was 1.1 points lower than the underwriting expense ratio of 26.5% in the same period of 2021.

Catastrophe losses in the first nine months of 2022 and 2021 accounted for 8.9 points and 10.6 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2022 and 2021 provided 0.4 points and 3.0 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2022 was 5.5 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated severity in the current year in both the automobile and homeowners and other product lines and (ii) a comparison to a low level of loss activity in the prior year period in the automobile product line, partially offset by (iii) a lower expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Domestic:
Automobile	$1,747	$1,535	$4,888	$4,394
Homeowners and Other	1,980	1,713	5,342	4,629
Total Domestic	3,727	3,248	10,230	9,023
International	178	191	515	535
Total Personal Insurance	$3,905	$3,439	$10,745	$9,558

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Domestic:
Automobile	$1,743	$1,529	$4,868	$4,371
Homeowners and Other	1,952	1,698	5,164	4,476
Total Domestic	3,695	3,227	10,032	8,847
International	169	182	500	520
Total Personal Insurance	$3,864	$3,409	$10,532	$9,367

Gross and net written premiums in the third quarter of 2022 increased by 14% and 13%, respectively, over the same period of 2021. Gross and net written premiums in the first nine months of 2022 both increased by 12% over the same period of 2021.

Domestic
Automobile net written premiums of $1.74 billion and $4.87 billion in the third quarter and first nine months of 2022, respectively, increased by 14% and 11%, respectively, over the same periods of 2021. Retention rates remained strong in the third quarter and first nine months of 2022 but were lower than the same periods of 2021.  Renewal premium changes in the third quarter and first nine months of 2022 remained positive and were higher than in the same periods of 2021.  New business premiums in the third quarter and first nine months of 2022 increased over the same periods of 2021.

Homeowners and Other net written premiums of $1.95 billion and $5.16 billion in the third quarter and first nine months of 2022, respectively, both increased by 15% over the same periods of 2021.  Retention rates remained strong in the third quarter and first nine months of 2022 but were lower than the same periods of 2021.  Renewal premium changes in the third quarter and first nine months of 2022 remained positive and were higher than in the same periods of 2021.  New business premiums in the third quarter of 2022 increased over the same period of 2021. New business premiums in the first nine months of 2022 decreased from the same period of 2021.

For its Domestic business, Personal Insurance had approximately 9.2 million and 8.8 million active policies at September 30, 2022 and 2021, respectively.

International
International net written premiums of $169 million and $500 million in the third quarter and first nine months of 2022, respectively, decreased by 7% and 4%, respectively, from the same periods of 2021, driven by declines in the automobile product line and the impact of changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 455,000 and 480,000 active policies at September 30, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Income (loss)	$(76)	$(75)	$(226)	$(216)

The Income (loss) for Interest Expense and Other in the third quarters of 2022 and 2021 was $(76) million and $(75) million, respectively.  Pre-tax interest expense for the third quarters of 2022 and 2021 was $88 million and $87 million, respectively. After-tax interest expense for the third quarters of 2022 and 2021 was $70 million and $69 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2022 and 2021 was $(226) million and $(216) million, respectively. Pre-tax interest expense in the first nine months of 2022 and 2021 was $263 million and $252 million, respectively. After-tax interest expense in the first nine months of 2022 and 2021 was $208 million and $199 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

In the third quarter of 2022, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and "non-product" liability. The number of policyholders with open asbestos claims and net asbestos payments were relatively flat compared to 2021. Payments on behalf of these policyholders continue to be influenced by an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2022 and 2021 resulted in $212 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In both 2022 and 2021, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2022 and 2021 were $156 million and $155 million, respectively. Net asbestos reserves were $1.39 billion and $1.41 billion at September 30, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2022	2021
Beginning reserves:
Gross	$1,687	$1,668
Ceded	(346)	(330)
Net	1,341	1,338

Incurred losses and loss expenses:
Gross	287	287
Ceded	(75)	(62)
Net	212	225

Paid loss and loss expenses:
Gross	205	178
Ceded	(49)	(23)
Net	156	155

Foreign exchange and other:
Gross	(4)	—
Ceded	—	—
Net	(4)	—

Ending reserves:
Gross	1,765	1,777
Ceded	(372)	(369)
Net	$1,393	$1,408
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial methods are not used to estimate these reserves.

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $12 million and $95 million in the third quarter and first nine months of 2022, respectively, and $9 million and $61 million in the third quarter and first nine months of 2021, respectively. Net environmental paid loss and loss expenses in the first nine months of 2022 and 2021 were $52 million and $55 million, respectively. Net environmental reserves were $364 million and $313 million at September 30, 2022 and 2021, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2022 were $78.11 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2022 was $68.45 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2022 and December 31, 2021.  Below investment grade securities represented 1.3% and 1.4% of the total fixed maturity investment portfolio at September 30, 2022 and December 31, 2021, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.8 (5.0 excluding short-term securities) at September 30, 2022 and 4.2 (4.4 excluding short-term securities) at December 31, 2021.

Obligations of U.S. States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2022 and December 31, 2021 included $31.13 billion and $36.86 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2022 and December 31, 2021 were $3.10 billion and $4.03 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was "Aaa/Aa1" at both September 30, 2022 and December 31, 2021.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at both September 30, 2022 and December 31, 2021 included $1.82 billion of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at both September 30, 2022 and December 31, 2021 were $846 million of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $974 million and $971 million at September 30, 2022 and December 31, 2021, respectively. Approximately 37% and 47% of the Company’s CMO holdings at September 30, 2022 and December 31, 2021, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $614 million and $511 million of non-guaranteed CMO holdings was "Aaa/Aal" at both September 30, 2022 and December 31, 2021. The weighted average credit rating of all of the above securities was "Aaa/Aa1" at both September 30, 2022 and December 31, 2021.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2021 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Equity Securities, Real Estate and Short-Term Investments

See note 1 of the notes to the consolidated financial statements in the Company’s 2021 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At September 30, 2022 and December 31, 2021, the carrying value of the Company’s other investments was $4.01 billion and $3.86 billion, respectively.

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

CATASTROPHE REINSURANCE COVERAGE

The Company's normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the "Catastrophe Reinsurance" section of "Part I—Item 1—Business" in the Company's 2021 Annual Report, and changes effective in July are discussed in the "Catastrophe Reinsurance Coverage" section of "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2022	December 31, 2021
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,918	$3,931
Gross structured settlements	2,808	2,900
Mandatory pools and associations	1,609	1,762
Gross reinsurance recoverables	8,335	8,593
Allowance for estimated uncollectible reinsurance	(133)	(141)
Net reinsurance recoverables	$8,202	$8,452

Net reinsurance recoverables at September 30, 2022 decreased by $250 million from December 31, 2021, primarily reflecting decreases in mandatory pools and associations and structured settlements in the first nine months of 2022.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

conditions, which, particularly in the case of Business Insurance, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2022 and into 2023.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2022 and into 2023 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

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

On average for the ten-year period ended December 31, 2021, the Company experienced approximately 40% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.8 (5.0 excluding short-term securities) at September 30, 2022.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2022, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 23% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for slightly higher levels of fixed income investments and the impact of expected higher reinvestment yields on fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $500 million in the fourth quarter of 2022, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $515 million to $570 million for each quarter of 2023. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. Net investment income from these other investments was particularly strong during 2021 reflecting strong global financial market performance. Given that particularly strong performance, the challenging equity market in the first nine months of 2022 and the lag in reporting described above, the Company expects that net investment income from these other investments in the fourth quarter of 2022 will be significantly lower than the fourth quarter of 2021. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment losses of $211 million in the first nine months of 2022. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment loss of $8.02 billion ($6.32 billion after-tax) in its fixed maturity investment portfolio at September 30, 2022, compared to a net pre-tax unrealized investment gain of $3.06 billion ($2.42 billion after-tax) at December 31, 2021.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. Recent increases in interest rates resulted in the net unrealized investment losses above; however, since the Company generally holds its high-quality fixed maturity investments to maturity, the net unrealized loss is generally considered temporary in nature and is not expected to result in significant realized losses. Given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments, and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See "Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth" included in “Part I—Item 1A—Risk Factors” in the Company’s 2021 Annual Report.

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company's financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. For information regarding the Company’s common share repurchases in 2022, see “Liquidity and Capital Resources” herein. S&P has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company's claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors" in the Company's 2021 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

LIQUIDITY AND CAPITAL RESOURCES

Consistent with 2021, the Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see “The ongoing impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in “Part I—Item 1A—Risk Factors” in the Company's 2021 Annual Report.
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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2022, TRV held total cash and short-term invested assets in the United States aggregating $1.45 billion and having a weighted average maturity of 41 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion).  TRV’s holding company liquidity of $1.45 billion at September 30, 2022 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2022.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At September 30, 2022, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $279 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2022. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first nine months of 2022 and 2021 was $5.13 billion and $5.58 billion, respectively. The decrease in cash flows in the first nine months of 2022 primarily reflected the impacts of higher levels of payments for claims and claim adjustments expenses, commissions and income taxes, partially offset by higher levels of cash received for premiums. The higher levels of payments for claims and claim adjustment expenses reflected the impact of COVID-19 and related economic conditions, which resulted in lower levels of payments for claims and claim adjustment expenses in the prior year period.

Investing Activities
Net cash used in investing activities in the first nine months of 2022 and 2021 was $3.05 billion and $4.42 billion, respectively.  The Company’s consolidated total investments at September 30, 2022 decreased by $9.26 billion, or 11% from year-end 2021, primarily reflecting the impacts of (i) net unrealized investment losses on investments at September 30, 2022 as compared with net unrealized investment gains at December 31, 2021, due to the impact of higher interest rates during the first nine months of 2022 and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company’s investment portfolio is managed to support its insurance operations; accordingly, the portfolio is positioned to meet obligations to policyholders. As such, the primary goals of the Company’s asset-liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. Although this is not an exact cash flow match in each period, the substantial amount by which the market value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell assets at a loss or access credit facilities.

Financing Activities
Net cash used in financing activities in the first nine months of 2022 and 2021 was $2.01 billion and $1.06 billion, respectively.  The totals in both 2022 and 2021 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2022 and 2021 were $1.56 billion and $1.40 billion, respectively. Net cash used in financing activities in the first nine months of 2021 also included net proceeds from the issuance of debt.

Dividends.  Dividends paid to shareholders were $656 million and $655 million in the first nine months of 2022 and 2021, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 19, 2022, the Company announced that it declared a regular quarterly dividend of $0.93 per share, payable December 30, 2022 to shareholders of record on December 9, 2022.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  During the three and nine months ended September 30, 2022, the Company repurchased 3.1 million and 8.9 million common shares under its share repurchase authorizations for a total cost of $500 million and $1.50 billion, respectively. The average cost per share repurchased was $163.63 and $169.33, respectively. On April 20, 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $805 million of capacity remaining at that date. At September 30, 2022, the Company had $2.51 billion of capacity remaining under its share repurchase authorizations.

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at September 30, 2022 and December 31, 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	September 30, 2022	December 31, 2021
Debt:
Short-term	$100	$100
Long-term	7,254	7,254
Net unamortized fair value adjustments and debt issuance costs	(63)	(64)
Total debt	7,291	7,290

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,814	27,694
Accumulated other comprehensive income (loss)	(7,908)	1,193
Total shareholders’ equity	19,906	28,887
Total capitalization	$27,197	$36,177

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity.

(dollars in millions)	September 30, 2022	December 31, 2021
Total capitalization	$27,197	$36,177
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(6,317)	2,415
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$33,514	$33,762
Debt-to-total capital ratio	26.8%	20.2%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.8%	21.6%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.8% at September 30, 2022 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency actions were taken with respect to the Company since July 21, 2022, the date on which the Company's Form 10-Q for the quarter ended June 30, 2022 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2021 Annual Report.

•On July 29, 2022, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.15 billion at September 30, 2022) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2022			December 31, 2021
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,452	$9,146	$14,598	$5,351	$8,863	$14,214
Commercial property	1,213	419	1,632	1,220	392	1,612
Commercial multi-peril	2,720	2,591	5,311	2,404	2,573	4,977
Commercial automobile	2,643	2,361	5,004	2,594	2,335	4,929
Workers’ compensation	10,069	9,558	19,627	10,152	9,551	19,703
Fidelity and surety	156	486	642	188	436	624
Personal automobile	2,103	2,033	4,136	2,062	1,765	3,827
Personal homeowners and other	1,123	1,683	2,806	1,021	1,395	2,416
International and other	2,353	2,022	4,375	2,525	2,070	4,595
Property-casualty	27,832	30,299	58,131	27,517	29,380	56,897
Accident and health	7	—	7	10	—	10
Claims and claim adjustment expense reserves	$27,839	$30,299	$58,138	$27,527	$29,380	$56,907

The $1.23 billion increase in gross claims and claim adjustment expense reserves since December 31, 2021 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first nine months of 2022, partially offset by (iv) net favorable prior year reserve development.

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
•the impact of COVID-19 and related economic conditions;
•the impact of legislative or regulatory actions or court decisions;
•share repurchase plans;
•future pension plan contributions;
•the sufficiency of the Company’s asbestos and other reserves;
•the impact of emerging claims issues as well as other insurance and non-insurance litigation;
•the cost and availability of reinsurance coverage;
•catastrophe losses and modeling, including statements about probabilities or likelihood of exceedance;
•the impact of investment (including changes in interest rates), economic (including inflation, changes in tax laws, such as the Inflation Reduction Act, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
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

In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2022	July 31, 2022	472,999	$158.49	471,900	$2,930
August 1, 2022	August 31, 2022	1,754,438	$165.12	1,751,287	$2,641
September 1, 2022	September 30, 2022	832,810	$163.40	832,552	$2,505
Total		3,060,247	$163.63	3,055,739	$2,505

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 20, 2021 and added $5.0 billion of repurchase capacity to the $805 million capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.

The Company acquired 4,508 shares for a total cost of approximately $715,000 during the three months ended September 30, 2022 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2022 and 2021; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheet at September 30, 2022 and December 31, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2022 and 2021; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 19, 2022	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 19, 2022	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)