Form 10-K
period 2022-12-31
TRAVELERS COMPANIES, INC.
filed 2023-02-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $40,004,782,316.
As of February 13, 2023, 232,094,271 shares of the registrant's common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2022

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent and broker relationships and other methods of distribution. Distribution methods include the use of local and national independent agents and brokers, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and other partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2021. The Company competes with both foreign and domestic insurers. In addition, some property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:

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

Pricing and Underwriting
Pricing of the Company’s property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses associated with producing, issuing and servicing business and managing claims, the time value of money related to the expected loss and expense cash flows, and a reasonable profit margin that considers the capital needed to support the Company’s business. The Company has a disciplined approach to underwriting and risk management that emphasizes product returns and profitable growth over time rather than premium volume or market share. The Company’s insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company’s ability to increase rates and the relative timing of the process are dependent upon each respective state’s requirements, as well as the competitive market environment.

Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2022:

Location	% of Total
Domestic:
California	10.4%
Texas (1)	8.6
New York	8.5
Florida	4.2
Pennsylvania	4.1
Illinois	3.8
Georgia	3.8
New Jersey	3.8
Massachusetts	3.0
All other domestic (2)	43.9
Total Domestic	94.1

International:
Canada	3.3
All other international	2.6
Total International	5.9
Consolidated total	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2022.
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

BUSINESS INSURANCE
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world, including as a corporate member of Lloyd’s.  Business Insurance is organized as follows:

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
International
•International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
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

(for the year ended December 31, in millions)	2022	2021	2020	% of Total 2022
By market:
Domestic:
Select Accounts	$3,099	$2,833	$2,821	17.6%
Middle Market	9,923	8,933	8,511	56.3
National Accounts	1,085	987	996	6.1
National Property and Other	2,467	2,265	2,086	14.0
Total Domestic	16,574	15,018	14,414	94.0
International	1,061	1,074	1,017	6.0
Total Business Insurance by market	$17,635	$16,092	$15,431	100.0%
By product line:
Domestic:
Workers’ compensation	$3,397	$3,175	$3,349	19.3%
Commercial automobile	3,061	2,898	2,790	17.4
Commercial property	2,771	2,408	2,163	15.7
General liability	2,962	2,699	2,447	16.8
Commercial multi-peril	4,304	3,768	3,608	24.4
Other	79	70	57	0.4
Total Domestic	16,574	15,018	14,414	94.0
International	1,061	1,074	1,017	6.0
Total Business Insurance by product line	$17,635	$16,092	$15,431	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 86 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.

Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other factors, each agency’s or broker’s financial strength, staff experience and strategic fit with the Company’s operating and marketing plans. Once an agency or broker is appointed, Business Insurance regularly monitors its performance. The majority of products offered in the United States are distributed through independent agents and brokers, many of whom also sell the Company’s Personal Insurance and Bond & Specialty Insurance products. Business Insurance continues to make significant investments to enable real-time interface capabilities with its independent agencies and brokers.

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

•National Accounts markets and distributes products and services to large companies through a large network of national and regional brokers. Products offered by National Accounts are primarily casualty programs that utilize loss-sensitive products, such as large deductible, and to a lesser extent, retrospectively rated insurance and self-insured retention plans. National Accounts also offers insurance-related services, such as claims administration, risk management, loss control and risk management information services through Constitution State Services LLC, a wholly-owned subsidiary of the Company. The commercial residual market business of National Accounts services approximately 38% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.
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

Effective January 1, 2023, the Company entered into a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company will assume 20% of the business written by Fidelis during 2023, subject to a loss ratio cap.  The Company’s portion of net written premiums from Fidelis is expected to be approximately $550 million to $600 million for the full year and will be reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.

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

A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2022, contractholder payables on unpaid losses within the deductible layer of large deductible policies were approximately $3.60 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $3.58 billion. Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $70 million at December 31, 2022.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance regularly monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
Product Lines
Business Insurance provides the following types of coverages:

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
The Company offers the above coverages through the following types of products and services:
•guaranteed-cost insurance products, where the premiums charged are not adjusted for actual loss experience during the covered period;
•loss-sensitive insurance products, including large deductible and retrospectively rated policies, where fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and
•service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing insurance-related services, such as claims administration, risk management, loss control and risk management information services.
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2023. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $14.0 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $21.0 million per occurrence. Business Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2022:

Location	% of Total
Domestic:
California	12.9%
New York	8.8
Texas	7.2
Illinois	4.5
Florida	4.1
New Jersey	3.9
Pennsylvania	3.8
All other domestic (1)	49.7
Total Domestic	94.9

International:
Canada	2.2
All other international	2.9
Total International	5.1
Total Business Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Business Insurance’s direct written premiums in 2022.
Competition
The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition operates within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company’s success in the competitive commercial insurance landscape is largely measured by its ability to profitably provide insurance and services, including claims handling and risk management, at prices and terms that retain existing customers and attract new customers, as well as its financial strength. See “Item 1A—Risk Factors—The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”
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

(for the year ended December 31, in millions)	2022	2021	2020	% of Total 2022
Domestic:
Fidelity and surety	$1,329	$1,123	$1,072	35.6%
General liability	1,639	1,530	1,311	43.9
Other	225	218	231	6.0
Total Domestic	3,193	2,871	2,614	85.5
International	539	505	337	14.5
Total Bond & Specialty Insurance	$3,732	$3,376	$2,951	100.0%
Principal Markets and Methods of Distribution

Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through many of the same independent agencies and brokers that distribute Business Insurance’s products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other factors, each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is regularly monitored. Bond & Specialty Insurance continues to make investments to enable real-time interface capabilities with its independent agencies and brokers.

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

Product Lines
Bond & Specialty Insurance writes the following types of coverages:
Domestic
•Fidelity and Surety. Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the surety company agrees to pay a third party or to complete an obligation in response to the default, acts or omissions of a bonded party. Surety bonds are generally provided for construction performance; legal matters, such as appeals; trustees in bankruptcy and probate; and other performance obligations.

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

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2023. For management liability coverages, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $132.5 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2022:

Location	% of Total
Domestic:
California	10.2%
Texas	6.4
New York	6.3
Florida	4.9
Illinois	3.6
Pennsylvania	3.5
All other domestic (1)	50.5
Total Domestic	85.4

International:
United Kingdom	7.8
Canada	4.4
All other international	2.4
Total International	14.6
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2022.
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

Domestic
Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making and financial stability, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products and services, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Specialty Insurance to cross-sell its products to customers of Business Insurance and Personal Insurance also provides the Company with a competitive advantage. See “Item 1A—Risk Factors—The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”

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

PERSONAL INSURANCE
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. Personal Insurance's primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
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

(for the year ended December 31, in millions)	2022	2021	2020	% of Total 2022
Domestic:
Automobile	$6,482	$5,827	$5,369	46.2%
Homeowners and Other	6,916	5,980	5,329	49.2
Total Domestic	13,398	11,807	10,698	95.4
International	649	684	652	4.6
Total Personal Insurance	$14,047	$12,491	$11,350	100.0%
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

In selecting new independent agencies to distribute its products, Personal Insurance considers many factors, including financial stability, staff experience, customer facing online and digital capabilities and operating and marketing plans. Once an agency is appointed, Personal Insurance regularly monitors its performance.

Agents can access the Company’s agency service portal for a number of resources, including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to the Company’s Customer Care Program, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including billing inquiries, coverage discussions and account changes. Approximately two thousand agents take advantage of this service alternative, for which they generally pay a fee.

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

Domestic
Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile replacements and repairs (including parts and labor), medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of materials, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of catastrophes and other weather-related events, as well as other unusual circumstances, such as the impact of supply chain disruptions, labor shortages and inflation. Insurers writing personal lines property and casualty policies may be unable to change prices until some time after the costs associated with coverage have changed, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to changing costs depends, in part, on whether the applicable state law requires prior approval of rate changes or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

The Company’s ability or willingness to change prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to a number of factors, including public policy, the competitive environment, the evolving political and legislative environment and/or changes in the general economic climate. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states’ residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.

International
Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented.

Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 9.2 million active policies (i.e., policies-in-force) in the United States at December 31, 2022.
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
International
•International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 449,000 active policies in Canada at December 31, 2022.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2023. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2022:

Location	% of Total
Domestic:
Texas (1)	11.1%
New York	8.8
California	7.1
Georgia	5.4
Pennsylvania	4.7
New Jersey	4.2
Florida	4.1
Virginia	3.6
Maryland	3.3
Colorado	3.3
Massachusetts	3.1
South Carolina	3.1
Illinois	3.0
All other domestic (2)	30.7
Total Domestic	95.5

International:
Canada	4.5
Total International	4.5
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2022.

Competition
Domestic
Although national companies (including international companies doing business in the U.S.) write the majority of this business, Personal Insurance also faces competition from many regional and local companies. Competitors write business in both traditional and alternative distribution platforms through independent agents and as direct writers, either through the use of exclusive agents, salaried employees or direct marketing strategies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), partner and customer experience, stability of the insurer and name recognition. In the independent agent channel, Personal Insurance competes for business within each independent agency since these agencies also offer policies from competing companies. Most independent personal insurance agents utilize price comparison rating technology, sometimes referred to as “comparative raters,” as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new and renewal business.

International
Personal Insurance competes with numerous international and domestic insurers in Canada. Companies compete based on similar factors to those described above for domestic operations. The Company has developed expertise in various markets in Canada similar to those served in the United States and provides both automobile and homeowners and other coverages for this market.

See “Item 1A—Risk Factors—The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability.”

CLAIMS MANAGEMENT
The Company’s claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With approximately 13,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.

United States field claim management teams located in 16 claim centers and 55 satellite and specialty-only offices in 42 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.

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

For additional information regarding reinsurance, see note 6 of the notes to the consolidated financial statements and “Item 1A—Risk Factors—We may not be able to collect all amounts due to us from reinsurers, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we are exposed to credit risk related to our structured settlements.” For a description of reinsurance-related litigation, see note 17 of the notes to the consolidated financial statements.

Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. For additional information regarding catastrophes, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance." The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. On January 1, 2023, the Company did not renew the 2022 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty, the terms of which were disclosed in the “Reinsurance - Catastrophe Reinsurance” section in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2023.

Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2023 through and including December 31, 2023. The treaty provides for recovery of 100% of the dollar amount of each qualifying loss in excess of a $3.5 billion retention, up to a maximum amount of qualifying losses of $5.5 billion. Therefore, the maximum recovery under the treaty would be $2.0 billion. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events in limited circumstances and excludes losses arising from communicable disease. The Company's underlying insurance coverages generally exclude coverage for communicable disease.

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

The reinsurance agreement was entered into in May 2022 and provides coverage of up to $575 million to the Company through May 24, 2026 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2023, this treaty provides up to $575 million part of $700 million coverage, subject to a $2.20 billion retention (i.e., for every dollar of loss between $2.20 billion and $2.90 billion, this treaty provides 82 cents of coverage). The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Other in Bond & Specialty Insurance.

Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Long Point Re IV for the reinsurance coverage. Amounts payable to the Company under the reinsurance agreement with respect to any covered event cannot exceed the Company's actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to Long Point Re IV, the credit risk is mitigated by a reinsurance trust account that has been funded by Long Point Re IV with money market funds that invest solely in direct government obligations and obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor’s or AAAmmf by Fitch Ratings on the issuance date of the bonds and thereafter must be rated by Standard & Poor’s or Fitch Ratings, as applicable. Other permissible investments include money market funds which invest in repurchase and reverse repurchase agreements collateralized by direct government obligations and obligations of any agency backed by the U.S. government with terms of no more than 397 calendar days, and cash.

At the time the agreement was entered into with Long Point Re IV, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity’s operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements.

As a result of the evaluation of the reinsurance agreement with Long Point Re IV, the Company concluded that it was a VIE because the conditions described in items (a) and (b) above were present. However, while Long Point Re IV was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Long Point Re IV and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Long Point Re IV).

Accordingly, the Company is not the primary beneficiary of Long Point Re IV and does not consolidate that entity in the Company’s consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Long Point Re IV, the consolidation of that entity in the Company’s consolidated financial statements in future periods is unlikely.

The Company has not incurred any losses that have resulted or are expected to result in a recovery under the Long Point Re IV agreement since its inception.

Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $750 million part of $850 million of coverage, subject to a $2.25 billion retention (i.e., for every dollar of loss between $2.25 billion and $3.10 billion, this treaty provides 88 cents of coverage), for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2022 through and including June 30, 2023. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $248 million part of $275 million of coverage, subject to a $110 million retention (i.e., for every dollar of loss between $110 million and $385 million, this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period from July 1, 2022 through and including June 30, 2023. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides for up to $160 million part of $200 million of coverage, subject to a $170 million retention, for losses occurring from an earthquake, including fire following and sprinkler leakage, incurred by Personal Insurance from January 1, 2023 through and including December 31, 2023. The treaty covers the United States, its territories, possessions and waters contiguous thereto.

Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$74 million at December 31, 2022) up to C$200 million (US$148 million at December 31, 2022) and for 100% of losses in excess of C$200 million (US$148 million at December 31, 2022) up to C$500 million (US$369 million at December 31, 2022), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2022 through and including June 30, 2023. The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.

Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2023, see note 6 of the notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”

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

Certain of the Company’s claims and claim adjustment expense reserves are discounted to present value.  See note 8 of the notes to the consolidated financial statements for further discussion.
Reserves on Statutory Accounting Basis
At December 31, 2022, 2021 and 2020, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $91 million higher, $99 million higher and $110 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
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

Additionally, a downgrade in one or more of the Company’s debt ratings could adversely impact the Company’s ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs.  For example, downgrades in the Company’s debt ratings could result in higher interest expense under the Company’s revolving credit agreement (under which the cost of borrowing could range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s debt ratings), the Company’s commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities.  See note 9 of the notes to the consolidated financial statements for a discussion of the Company’s revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company’s liquidity requirements.  The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

S&P has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company's claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors."

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 16, 2023, including the position of each rating in the applicable agency’s rating scale.

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
___________________________________________
(a)The Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northland Casualty Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, St. Paul Fire and Marine Insurance Company, The Travelers Casualty Company, St. Paul Protective Insurance Company, Travelers Constitution State Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Discover Property & Casualty Insurance Company and United States Fidelity and Guaranty Company. In addition, the following entities are also members of the Travelers Reinsurance Pool but have a 0% share of the pool: Northfield Insurance Company, American Equity Specialty Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Surplus Lines Insurance Company and Travelers Specialty Insurance Company.
(b)The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 16, 2023.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
Rating Agency Actions

The following rating agency actions were taken with respect to the Company from February 17, 2022, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021, through February 16, 2023:
•On April 29, 2022, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

•On April 29, 2022, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.
•On July 29, 2022, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company manages the investment duration relative to its liability duration. In 2022, the estimated effective duration of the Company's portfolio of fixed maturity and short-term security investments increased and the estimated effective duration of the Company’s net insurance liabilities decreased, both changes primarily reflecting the impact of higher interest rates. As a result, at December 31, 2022, the estimated effective duration of the Company's portfolio of fixed maturity and short-term security investments was greater than the estimated effective duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

See note 3 of the notes to the consolidated financial statements for additional information regarding the Company’s investment portfolio.

REGULATION

U.S. State and Federal Regulation

The Company's domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands and are subject to regulation in the various states and jurisdictions in which the subsidiaries transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory, and administrative authority to a department of insurance or finance in each state and jurisdiction. The regulation, supervision, and administration relate, among other things, to standards of solvency that must be met and maintained, the nature of and limitations on investments, premium rates, restrictions on the type and size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, the licensing of insurers and their agents, approval of policy forms and the regulation of market conduct, including the use of credit and other information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.

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

While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the groupwide supervisor (i.e., lead regulator) for the insurance holding company system based upon certain criteria, including the jurisdiction of domicile of the insurance subsidiaries holding the majority of the insurance group’s premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as the Company's lead regulator and coordinates supervisory colleges for the Company. Additionally, the NAIC has recently adopted changes to its Model Holding Company Act to require certain insurance groups to file a Group Capital Calculation to allow the groupwide supervisor (lead state) to evaluate the risks and available capital on a groupwide basis in addition to the risk-based capital requirements currently imposed on a legal-entity basis. The State of Connecticut amended its holding company act to incorporate the recent changes to the NAIC Model Holding Company Act and will require insurers, including the Company, to file a Group Capital Calculation beginning in 2023. These changes could result in an increase in the amount of capital the Company's insurance subsidiaries are required to have and could subject the Company to increased regulation.

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

Based on preliminary 2022 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. In 2021, The Travelers Indemnity Company and Travelers Casualty and Surety Company had results outside the normal range for these same ratios.
Management does not anticipate regulatory action as a result of the 2022 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

Risk-Based Capital (RBC) Requirements. The NAIC has an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2022 and 2021 significantly above the level at which any RBC regulatory action would occur.

While there is currently no group regulatory capital requirement in place for insurers in the United States, a comparison of an insurer’s policyholders’ surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group’s overall capital adequacy in the U.S. The amount of policyholders’ surplus held by the Company’s U.S. insurance subsidiaries at December 31, 2022, determined on a combined basis, significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications, depending on the type of investment. At December 31, 2022 and 2021, the Company was in compliance with these laws and regulations.

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

During 2022, the Company's operations in the Republic of Ireland were also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data security and privacy. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. Parent is not already subject to regulations deemed “equivalent” to Solvency II. Currently, as a result of the Covered Agreements described below, the state regulatory system governing U.S. insurers is deemed “equivalent” for purposes of Solvency II.

Beginning December 31, 2020, the Company's operations in the U.K. were no longer subject to EU regulations. The applicability of the EU requirements to the Company's businesses in the U.K. may change in ways yet to be determined as a result of the U.K.’s exit from the EU. It is expected that the U.K. will continue to apply the requirements of Solvency II to insurers operating in the U.K.

Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2022.

Regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

The IAIS has developed a methodology for identifying “global systemically important insurers” (G-SIIs) and high-level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) which was created by the Group of Twenty (or G-20); however, identification of G-SIIs was suspended at the beginning of 2020. In December 2022, the FSB, in consultation with the IAIS, decided to discontinue the annual identification of G-SIIs. Going forward the FSB will utilize a newly developed framework to inform its considerations of systemic risk in the insurance sector. The Company has not previously been designated as a G-SII by the FSB; however, it is possible that the designation of G-SIIs could be reinstituted, the methodologies or framework could be amended or interpreted differently in the future and the Company could be named as a G-SII.

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

Human Capital Management
At December 31, 2022, the Company had approximately 32,500 employees, 98% of whom are full-time employees. Over 90% of the Company’s employees are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2022:

Location	% of Total
Domestic:
Connecticut	21.9%
New York	6.9
Minnesota	6.7
Texas	6.7
California	5.3
Florida	4.1
Massachusetts	4.1
Georgia	3.6
All other domestic (1)	31.1
Total Domestic	90.4

International:
Canada	5.1
United Kingdom	4.3
All other international	0.2
Total International	9.6
Consolidated total	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2022.

The average employee tenure at the Company is 11 years, and over 20 years for the Company’s approximately 700 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 9%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.

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

In addition, the Company offers career mentorship and development programs for both entry-level and experienced professionals. For example, the Company’s Development Programs provide employees with an opportunity to progress through a steady career path in a specific discipline such as Actuarial, Business Insights & Analytics, Data Science, Finance, Human Resources, Technology, Operations, Underwriting, Investments or Product Management. Participants complete assignments and rotations designed to help them build upon their strategic thinking skills and business acumen, provide the foundational knowledge and technical skills necessary for success and include on-the-job training, classroom instruction, self-study materials and independent work in an assigned business area. These programs have been a part of the Company’s talent strategy for many years and remained robust through the pandemic.

The Company also maintains a senior-level position responsible for monitoring the development of talented employees to support them in developing the skills necessary to advance their careers and expanding their relationships to ensure their success.

Diversity and Inclusion

The Company believes that its diversity and inclusion efforts are important to its success. The Vice President of Diversity and Inclusion leads the Company’s diversity and inclusion efforts. The Company also has a Diversity Council that is chaired by the Chairman and Chief Executive Officer, comprising the 41 members of the Company’s Operating Committee.

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

The Company has made significant progress over the past decade in increasing its diverse talent. In each of the last 10 years, the Company has increased the percentage of people of color (as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S.) in its U.S. workforce. As of December 31, 2022, women and people of color represented approximately 54% and 27% of its U.S. workforce, respectively. The Company continues to make progress in promoting women and people of color. In each of the last 10 years, the Company has increased the percentage of women and people of color in U.S. management-level positions.

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

The Company’s minimum hourly wage in the United States is $18. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2022, excluding the Company's Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was nearly $110,000, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised over 90% of its U.S. workforce, was more than $115,000.

The Company takes a holistic approach with respect to the physical, emotional, mental and financial well-being of its employees. The Company offers comprehensive, flexible benefit options for its employees. In the United States, these include, among others:

Health and Wellness

•Medical, dental, vision and prescription drug coverage;
•Health savings and flexible spending accounts;
•The myWellness platform, a virtual application containing tools and resources to help employees achieve their physical, mental and financial wellness goals;
•Round-the-clock access to Life Balance, the Company’s employee assistance program, which provides employees access to professional counseling services, life coaching and support resources;
•Included Health, a free service for employees and dependents enrolled in the Company’s medical plan that matches members to top-ranked doctors, provides expert second opinions and assists in navigating the health care system; and
•Caregiving Support from Wellthy, a benefit that helps employees navigate the challenges of caring for children, aging family members or loved ones who are chronically ill.

Savings and Retirement

•A 401(k) Savings Plan, through which the Company matches employee contributions dollar-for-dollar up to 5% of eligible pay, with a maximum annual Company match of $7,000 for 2022 and $7,500 for 2023;
•The Paying It Forward Savings Program, through which the Company supports employees with student loans by making an annual contribution in the employee’s 401(k) account equal to the annual student loan payments. The combined maximum of the 401(k) match and the Paying It Forward savings contribution is 5% of eligible pay, up to a maximum of $7,000 for 2022 and $7,500 for 2023;
•A Pension Plan that provides annual pay credits from 2% to 6% of eligible pay based on age and years of service, plus quarterly interest credits;
•Financial wellness assessments; and
•Retirement planning services.

Other

•Life insurance;
•Short- and long-term disability coverages;
•Paid time-off, starting at 20 days per year, up to a maximum of 30 days per year based on years of service, plus the ability to purchase up to six additional days per year;
•Eight company holidays plus two floating holidays
•Paid parental and adoption leave;
•Childcare discounts;
•A Legal Services Plan;
•An Educational Assistance Program;
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

Taxation
For a discussion of tax matters affecting the Company and its operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13 of the notes to the consolidated financial statements.

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

Catastrophe
A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. For 2022, the threshold ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

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

Insurance-Related Risks

High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes in each of the geographies where we write business and to varying peak catastrophe perils in different countries and regions. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure.

The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and the average size of, a home and higher inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in the frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

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

The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided. For example, the specific location impacted by tornadoes is inherently random and unpredictable, and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts geographies, platforms, systems or vulnerabilities shared by a large number of policyholders, such as cloud-based software platforms. In addition, increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent periods, the effects of inflation, including as a result of post-event demand surge, have increased catastrophe losses, and this could continue in the future. Disruptions to electrical power supplies have also increased losses arising from natural events, a dynamic which may become more frequent as dependency on electricity increases and/or if the reliability of the electric grid decreases.

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

In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations, and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our eligible direct commercial earned premiums for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $3.15 billion for 2023. For a further description of the Terrorism Risk Insurance Program, see note 6 of the notes to the consolidated financial statements.

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

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves (“loss reserves”) represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles, labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials, all of which results in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); labor shortages, which can result in companies hiring less experienced workers; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate, particularly in light of the recent disruptions to the judicial system, supply chain and labor market. For example, the ongoing backlog of cases in the courts due to shutdowns related to COVID-19 has resulted in claims being unresolved for longer periods of time, which the Company believes has contributed, and will continue to contribute, to increased loss costs. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.

The increase in inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at high levels for a prolonged period, or increase from these high levels, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability and workers' compensation, as they require a relatively long period of time to finalize and settle claims for a given accident year or require payouts over a long period of time. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our claims and claim adjustment expense reserves. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.

We refine our loss reserve estimates as part of a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may apply different assumptions and judgments when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, these experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an extreme event or an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management often considers varying individual viewpoints as part of its estimation of loss reserves.

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

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. We face potential exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances, such as lead paint, perfluoroalkyl and polyfluoroalkyl substances (PFAS), talc and opioids. Establishing loss reserves for mass tort claims is subject to significant uncertainties because of many factors, including adverse changes to the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); evolving judicial interpretations, including application of various theories of joint and several liabilities; disputes concerning medical causation with respect to certain diseases; geographical concentration of the lawsuits asserting the claims; and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current loss reserves. In addition, our estimate of loss reserves may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.

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
•the assertion of “public nuisance” or similar theories of liability, pursuant to which plaintiffs, including governmental entities, seek to recover monies spent to respond to harm caused to members of the public, abate hazards to public health and safety and/or recover expenditures purportedly attributable to a “public nuisance,” such as litigation against manufacturers or distributors of lead paint, opioids, perfluoroalkyl and polyfluoroalkyl substances (PFAS) and other allegedly harmful products, and entities that caused or contributed to harm to the environment;
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
•claims under laws protecting biometric data;

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

In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have a material and adverse effect on our results of operations. For example, over the past few years, a number of states have enacted legislation allowing victims of sexual molestation to file or proceed with claims that otherwise would have been time-barred and additional states are considering similar legislative changes.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially and adversely affect our results of operations.

Financial, Economic and Credit Risks

During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected. If financial markets experience significant disruption or if economic conditions deteriorate, such as in a period of recession or stagflation, our results of operations, financial position and/or liquidity likely would be adversely impacted. For example, financial market disruptions and economic downturns in the past have resulted in, among other things, reduced business volume, heightened credit risk, reduced valuations for certain of our investments and heightened vulnerability for smaller vendors with whom we do business. Future actions or inactions of the United States government related to the “debt-ceiling” could increase the actual or perceived risk that the United States may not ultimately pay its obligations when due. This could result in downgrades to the credit rating of the United States and potential disruption to financial markets, including capital markets.

Several of the risk factors discussed above and below identify risks that could result from, or be exacerbated by, financial market disruption, an economic slowdown or economic uncertainty. These include risks discussed above related to our estimates of claims and claim adjustment expense reserves and emerging claim and coverage issues, and those discussed below related to our investment portfolio, the competitive environment, reinsurance arrangements, other credit exposures, regulatory developments and the impact of rating agency actions. See also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," particularly the "Outlook" section, for additional information about these risks and the potential impact on our business.

Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2022. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value, as we experienced in 2022. While interest rates have risen rapidly during 2022, they continue to remain at low levels relative to historical experience, and rates may remain at low levels relative to historical experience for a prolonged period. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.

A significant portion of our fixed maturity investment portfolio is invested in obligations of states, municipalities and political subdivisions. This municipal bond portfolio could be subject to default or impairment. In particular:

•Many state and local governments have from time to time operated under deficits or projected deficits, particularly during and after a financial market disruption or economic downturn. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may also be exacerbated by the impact of unfunded pension plan obligations and other postretirement obligations or by declining municipal tax bases and revenues in times of financial stress.

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

Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate and real estate partnerships, all of which could be adversely impacted by declines in real estate valuations, including as a result of changes in the use of commercial office and retail space since the COVID-19 pandemic.

We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic and market conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.

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

In addition, a portion of our business is written with large deductible insurance policies. Under casualty insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the settled claim. We are subsequently reimbursed by the contractholder for the deductible amount, and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated policies (i.e., where premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

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

We are also exposed to credit risk related to certain guarantee or indemnification arrangements that we have with third parties. See note 17 of the notes to the consolidated financial statements. Our exposure to the above credit risks could materially and adversely affect our results of operations.

A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs. Claims-paying and financial strength ratings are important to an insurer’s competitive position. A downgrade in one or more of our ratings could negatively impact our business volumes or make it more difficult or costly for us to access the capital markets or borrow money. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. Furthermore, S&P has proposed changes to its capital model that could adversely impact such agency's assessment of capital adequacy for participants in the insurance industry, including the Company. See also "Item 1—Business—Ratings."

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

Business and Operational Risks

The ongoing impact of COVID-19 and related risks, and any future pandemics (including new variants of COVID-19), could materially affect our results of operations, financial position and/or liquidity. While the Company believes that many of the risks related to COVID-19 have moderated, some significant risks remain, such as inflation; supply chain disruption; labor shortages; backlogs in the court system (which increase the time and costs to resolve claims); regulators rejecting rate increases in the face of claim frequency rates returning to pre-pandemic levels and increased severity due to inflation; behavioral changes that began to manifest during the pandemic and have continued, such as driving at faster speeds, which have resulted in the increased frequency and severity of claims; “long-COVID” and other claims in our workers compensation line; and litigation seeking business interruption coverage. Risks related to future pandemics (including new variants of COVID-19) include, in addition to those discussed above, reduced earned premiums; higher claim and claim adjustment expenses in certain lines of business; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability. The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. Pension and hedge funds and other entities with substantial available capital, more flexible legal structures and/or potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries and existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines, but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, comparative rating technology has impacted competition in personal lines and is now being used to access comparative rates for small commercial business as well, and that trend is likely to continue and may accelerate. In recent years, there have been new entrants into the small commercial business, and this trend may continue. Customer behavior could also evolve in the future towards buying insurance in point-of-sale or other non-traditional distribution channels where we may not have a meaningful presence or which are designed to sell products that we currently do not provide. Consolidation within the insurance industry also could impact our business volumes and/or the rates or terms of our products.

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

There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce. This competition has increased in recent periods and, with the increase in remote work, is taking place on a broader geographic scale. In addition, the competition for talent and the difficulty in attracting and retaining employees has also increased due to the increase in the number of individuals exiting the workforce since the onset of the pandemic and to the retirement of members of the “baby boomer” generation. This dynamic has also impacted our agents, brokers, regulators, vendors and other business partners. If we and our business partners are not able to successfully attract, train, retain and motivate our respective employees, our business, financial results and reputation could be materially and adversely affected.

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

We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil and Colombia through joint ventures. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability and geopolitical tensions could result in financial market disruption or an economic downturn in such regions. The U.K.'s withdrawal from the European Union, for example, has by some estimates resulted in reduced trade levels in the U.K. In addition, supply chain disruptions and the war in Ukraine have resulted in increased inflation and reduced growth in the U.K. and the European Union. For certain specialty business, we give managing general agents binding authority, which exposes us to additional risks.

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

Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of our products could reduce our future profitability. Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria and other data or methodologies used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds, such as the impact of external data sources, artificial intelligence, algorithms and predictive models on protected classes of customers, and a number of states have begun rulemaking efforts in response or are considering doing so. Resulting legislative or regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, or other data or methodologies, which could materially and adversely affect our results of operations.

Technology and Intellectual Property Risks

Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital and certain of our products, such as cyber insurance, are more technology-based. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. Attracting and retaining technology personnel has also become significantly more challenging in recent periods. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

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

We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data and cyber security, service disruptions or the effectiveness of our control system. These risks could increase as additional functions move to the cloud and as dependencies and interconnections with the third parties with whom we do business increase.

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

These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or, as has happened recently in certain states, reject rate increases or other terms and conditions due to the economic environment or other factors. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers' compensation insurance could impact the demand for our products, and the legalization of cannabis in certain states has, according to some studies, resulted in more automobile accidents. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers' compensation insurance, could also significantly harm the insurance industry, including us. Changes in applicable legislation and regulations and future court and regulatory decisions may be more restrictive and may result in lower revenues and/or higher costs of compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”

We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective. Our business is highly dependent on our ability to engage on a real-time basis in a large number of insurance underwriting, claim processing, treasury and investment activities, many of which are highly complex and constantly evolving, including from a systems perspective. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls, or the controls of our joint ventures or recently acquired businesses, are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings or damage to our reputation.

Item 1B.    UNRESOLVED STAFF COMMENTS
NONE.

Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 162 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.

In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS
The information required with respect to this item can be found under "Contingencies" in note 17 of the notes to the consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    MINE SAFETY DISCLOSURES
NONE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about the Company's executive officers is incorporated by reference from Part III—Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 32,871 as of February 13, 2023. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

For information regarding dividends paid to shareholders in 2022 and 2021 and the declaration and payment of future dividends, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends."

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2017	2018	2019	2020	2021	2022
The Travelers Companies, Inc.	$100.00	$90.35	$105.72	$111.38	$126.95	$155.40
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
S&P 500 Property & Casualty Insurance Index	100.00	95.31	119.96	127.56	149.89	178.18
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
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2017.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2022 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA), W.R. Berkley Corporation and Arch Capital Group Limited. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through

December 31, 2022, the Company's cumulative return to shareholders was 416% as compared to 274% for the S&P 500 Index and 294% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2022	Oct. 31, 2022	463,999	$178.21	460,350	$2,423
Nov. 1, 2022	Nov. 30, 2022	1,243,293	$184.21	1,240,668	$2,194
Dec. 1, 2022	Dec. 31, 2022	1,013,204	$186.94	1,013,112	$2,005
Total		2,720,496	$184.20	2,714,130	$2,005
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

The Company acquired 6,366 shares for a total cost of approximately $1 million during the three months ended December 31, 2022 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

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
Item 6.    RESERVED

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2022 and 2021, including year-to-year comparisons between 2022 and 2021. Year-to-year comparisons between 2021 and 2020 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

FINANCIAL HIGHLIGHTS
2022 Consolidated Results of Operations
•Net income of $2.84 billion, or $11.91 per share basic and $11.77 per share diluted
•Net earned premiums of $33.76 billion
•Catastrophe losses of $1.88 billion ($1.48 billion after-tax)
•Net favorable prior year reserve development of $649 million ($512 million after-tax)
•Combined ratio of 95.6%
•Net investment income of $2.56 billion ($2.17 billion after-tax)
•Operating cash flows of $6.47 billion
2022 Consolidated Financial Condition
•Total investments of $80.45 billion; fixed maturities and short-term securities comprise 93% of total investments
•Total assets of $115.72 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 25.3% (21.6% excluding net unrealized investment losses, net of tax, included in shareholders' equity)
•Total capital returned to shareholders of $2.94 billion, comprising $2.06 billion of share repurchases and $880 million of dividends
•Shareholders’ equity of $21.56 billion
•Net unrealized investment losses of $6.22 billion ($4.90 billion after-tax)
•Book value per common share of $92.90
•Holding company liquidity of $1.45 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2022	2021	2020
Revenues
Premiums	$33,763	$30,855	$29,044
Net investment income	2,562	3,033	2,227
Fee income	412	402	429
Net realized investment gains (losses)	(204)	171	2
Other revenues	351	355	279
Total revenues	36,884	34,816	31,981
Claims and expenses
Claims and claim adjustment expenses	22,854	20,298	19,123
Amortization of deferred acquisition costs	5,515	5,043	4,773
General and administrative expenses	4,810	4,677	4,509
Interest expense	351	340	339
Total claims and expenses	33,530	30,358	28,744
Income before income taxes	3,354	4,458	3,237
Income tax expense	512	796	540
Net income	$2,842	$3,662	$2,697
Net income per share
Basic	$11.91	$14.63	$10.56
Diluted	$11.77	$14.49	$10.52
Combined ratio
Loss and loss adjustment expense ratio	67.1%	65.1%	65.1%
Underwriting expense ratio	28.5	29.4	29.9
Combined ratio	95.6%	94.5%	95.0%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of earnings per common share are presented on a diluted basis.

Overview
Diluted net income per share of $11.77 in 2022 decreased by 19% from diluted net income per share of $14.49 in 2021. Net income of $2.84 billion in 2022 decreased by 22% from net income of $3.66 billion in 2021. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) lower net investment income, (ii) net realized investment losses compared to net realized investment gains in 2021 and (iii) lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), partially offset by (iv) higher net favorable prior year reserve development. Net favorable prior year reserve development in 2022 and 2021 was $649 million and $538 million, respectively. Catastrophe losses in 2022 and 2021 were $1.88 billion and $1.85 billion, respectively. The lower underlying underwriting margins in 2022 were driven by Personal Insurance, partially offset by Business Insurance and Bond & Specialty Insurance. Underlying underwriting margins in 2021 reflected a net favorable impact associated with the pandemic. Income tax expense in 2022 was lower than in 2021, primarily reflecting the impact of the decrease in income before income taxes and a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia, primarily through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2022 and 2021, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2022 were $33.76 billion, $2.91 billion or 9% higher than in 2021. In Business Insurance, earned premiums in 2022 increased by 9% over 2021. Earned premiums in Business Insurance in 2021 were negatively impacted by lower net written premiums primarily in the latter half of 2020 due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions. In Bond & Specialty Insurance, earned premiums in 2022 increased by 9% over 2021. In Personal Insurance, earned premiums in 2022 increased by 11% over 2021. Earned premiums in Bond & Specialty Insurance and Personal Insurance in 2021 were not materially impacted by COVID-19 and related economic conditions. Factors contributing to the change in earned premiums in each segment in 2022 as compared with 2021 are discussed in more detail in the segment discussions that follow.

Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2022	2021	2020
Average investments(1)	$87,191	$83,574	$78,070
Pre-tax net investment income	2,562	3,033	2,227
After-tax net investment income	2,170	$2,541	1,908
Average pre-tax yield(2)	2.9%	3.6%	2.9%
Average after-tax yield(2)	2.5%	3.0%	2.4%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2022 was $2.56 billion, $471 million or 16% lower than in 2021. Net investment income from fixed maturity investments in 2022 was $2.11 billion, $124 million higher than in 2021. The increase primarily resulted from a higher average level of fixed maturity investments and higher average yields. Net investment income from short-term securities in 2022 was $73 million, $66 million higher than in 2021. The increase primarily resulted from higher short-term average yields, partially offset by a lower level of short-term investments. The Company's remaining investment portfolios had net investment income of $419 million in 2022, $658 million lower than in 2021, primarily reflecting the impact of lower returns from private equity partnerships as compared to very strong returns in 2021. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company's financial statements on a quarter lag basis.

Fee Income
Fee income in 2022 was $412 million, $10 million higher than in 2021. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net pre-tax realized investment gains (losses).

(for the year ended December 31, in millions)	2022	2021	2020
Impairment gains (losses):
Fixed maturities	$(26)	$(2)	$(15)
Real estate investments	(12)	—	—
Other investments	—	—	(40)
Net realized investment gains (losses) on equity securities still held	(61)	78	27
Other net realized investment gains (losses), including from sales	(105)	95	30
Total	$(204)	$171	$2
Net realized investment losses on equity securities still held of $61 million in 2022 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $78 million in 2021 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other net realized investment losses in 2022 included $72 million of net realized investment losses related to fixed maturity investments, $8 million of net realized investment losses related to equity securities sold and $25 million of net realized investment losses related to other investments. Other net realized investment gains in 2021 included $69 million of net realized investment gains related to fixed maturity investments, $17 million of net realized investment gains related to equity securities sold and $9 million of net realized investment gains related to other investments.
Other Revenues
Other revenues in 2022 were $351 million, $4 million lower than 2021. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges. Other revenues from Simply Business were negatively impacted by changes in foreign currency exchange rates.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2022 were $22.85 billion, $2.56 billion or 13% higher than 2021, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, including elevated losses in both the automobile and homeowners and other product lines in Personal Insurance and (iii) favorable loss activity associated with the pandemic in 2021 in Business Insurance, partially offset by (iv) higher net favorable prior year reserve development. Catastrophes in 2022 primarily resulted from a significant winter storm that impacted most of the U.S. and parts of Canada and Hurricanes Ian and Fiona, as well as severe wind and hail storms in several regions of the United States. Catastrophes in 2021 primarily resulted from winter storms, Hurricane Ida, tornado activity in Kentucky and severe wind and hail storms in several regions of the United States, as well as a wildfire in Colorado. Catastrophe and non-catastrophe weather-related losses in 2021 were reduced by the full $350 million of recoveries available under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Factors contributing to net favorable prior year reserve development during the years ended December 31, 2022, 2021 and 2020 are discussed in more detail in note 8 of the notes to the consolidated financial statements.
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

The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2022 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2022, 2021 and 2020, the amount of net unfavorable (favorable) prior year reserve development recognized in 2022 and 2021 for catastrophes that occurred in 2021 and 2020, and the estimate of ultimate losses for those catastrophes at December 31, 2022, 2021 and 2020. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2022	2021	2020	2022	2021	2020

2020
PCS Serial Number:
16 — Tennessee tornado activity	3	(9)	151	145	142	151
19 — Severe storms	(2)	(9)	134	123	125	134
20 — Severe storms	6	(25)	165	146	140	165
33 — Civil unrest	(7)	(7)	100	86	93	100
44 — Tropical Storm Isaias	3	(22)	140	121	118	140
46 — Midwest derecho	3	(10)	212	205	202	212
68 — California wildfire - Glass fire (2)	(19)	(9)	145	117	136	145

2021
PCS Serial Number:
15 — Winter storm	(13)	228	n/a	215	228	n/a
17 — Winter storm	(25)	508	n/a	483	508	n/a
29 — Severe wind storms	(12)	105	n/a	93	105	n/a
60 — Hurricane Ida	(81)	417	n/a	336	417	n/a
76 — Tornado outbreak	(18)	131	n/a	113	131	n/a

2022
PCS Serial Number:
33 — Severe wind and hail storms	137	n/a	n/a	137	n/a	n/a
35 — Severe wind and hail storms	184	n/a	n/a	184	n/a	n/a
43 — Severe wind and hail storms	122	n/a	n/a	122	n/a	n/a
61 — Hurricane Ian	227	n/a	n/a	227	n/a	n/a
73 — Winter storm	512	n/a	n/a	512	n/a	n/a
___________________________________________
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company's 2022, 2021 and 2020 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022, the period January 1, 2021 through and including December 31, 2021 and the period January 1, 2020 through and including December 31, 2020, respectively. As a result, the benefit from the 2021 and 2020 treaties are not included in the table as the allocation of the treaties' benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
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

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2022 was $5.52 billion, $472 million or 9% higher than in 2021. The increase in 2022 was generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses

General and administrative expenses in 2022 were $4.81 billion, $133 million or 3% higher than in 2021, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses in 2021 included the benefit of lower net expenses related to COVID-19 and related economic conditions. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense
Interest expense in 2022 and 2021 was $351 million and $340 million, respectively.
Income Tax Expense
Income tax expense in 2022 was $512 million, $284 million or 36% lower than in 2021, primarily reflecting the impact of the $1.10 billion decrease in income before income taxes in 2022 and the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

The Company’s effective tax rate was 15% and 18% in 2022 and 2021, respectively. The effective tax rates in both years were lower than the statutory rate of 21%, primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. In addition, the effective tax rate for 2022 was reduced by the impact of the resolution of prior year tax matters discussed above.

Combined Ratio
The combined ratio of 95.6% in 2022 was 1.1 points higher than the combined ratio of 94.5% in 2021. The loss and loss adjustment expense ratio of 67.1% in 2022 was 2.0 points higher than the loss and loss adjustment expense ratio of 65.1% in 2021. The underwriting expense ratio of 28.5% in 2022 was 0.9 points lower than the underwriting expense ratio of 29.4% in 2021.

Catastrophe losses in 2022 and 2021 accounted for 5.5 points and 6.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2022 and 2021 provided 1.9 points and 1.8 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses ("underlying combined ratio") in 2022 was 1.7 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated losses in both the automobile and homeowners and other product lines in Personal Insurance and (ii) a favorable impact associated with the pandemic in 2021 in Business Insurance, partially offset by (iii) the benefit of earned pricing in Business Insurance and Bond & Specialty Insurance and (iv) a lower expense ratio.

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Business Insurance	$19,521	$17,829	$17,060
Bond & Specialty Insurance	4,082	3,725	3,184
Personal Insurance	14,273	12,690	11,519
Total	$37,876	$34,244	$31,763

	Net Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Business Insurance	$17,635	$16,092	$15,431
Bond & Specialty Insurance	3,732	3,376	2,951
Personal Insurance	14,047	12,491	11,350
Total	$35,414	$31,959	$29,732
Gross and net written premiums in 2022 both increased by 11% over 2021. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2022	2021	2020
Revenues
Earned premiums	$17,095	$15,734	$15,294
Net investment income	1,864	2,265	1,633
Fee income	382	375	405
Other revenues	248	235	176
Total revenues	19,589	18,609	17,508

Total claims and expenses	16,522	15,725	15,986

Segment income before income taxes	3,067	2,884	1,522
Income tax expense	536	499	213
Segment income	$2,531	$2,385	$1,309

Loss and loss adjustment expense ratio	62.8%	65.0%	69.4%
Underwriting expense ratio	29.7	30.7	30.9
Combined ratio	92.5%	95.7%	100.3%

Overview
Segment income in 2022 was $2.53 billion, $146 million or 6% higher than segment income of $2.39 billion in 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) lower catastrophe losses, partially offset by (iv) lower net investment income. Net favorable prior year reserve development in 2022 and 2021 was $381 million and $173 million, respectively. Catastrophe losses in 2022 and 2021 were $654 million and $793 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) a favorable impact associated with the pandemic in 2021. Income tax expense in 2022 was higher than in 2021, primarily reflecting the impact of the increase in segment income before income taxes.

Revenues
Earned Premiums
Earned premiums in 2022 were $17.10 billion, $1.36 billion or 9% higher than in 2021, primarily reflecting the increase in net written premiums over the preceding twelve months. Earned premiums in 2021 were negatively impacted by lower net written premiums primarily in the latter half of 2020 due to a modest reduction in exposures and a decrease in new business volume, in each case impacted by COVID-19 and related economic conditions.

Net Investment Income
Net investment income in 2022 was $1.86 billion, $401 million or 18% lower than in 2021. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2022 compared with 2021. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2022 was $382 million, $7 million or 2% higher than in 2021, primarily reflecting higher serviced premium volume from the workers' compensation residual market pool, partially offset by lower claim volume under administration associated with large deductible policies.

Other Revenues
Other revenues in 2022 were $248 million, $13 million or 6% higher than in 2021, and include the receipt of a surplus distribution from a state workers' compensation fund. Other revenues also included revenues from Simply Business, installment premium charges and other policyholder service charges. Other revenues from Simply Business were negatively impacted by changes in foreign currency exchange rates.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2022 were $10.91 billion, $509 million or 5% higher than in 2021, primarily reflecting the impacts of (i) loss cost trends, (ii) higher business volumes and (iii) favorable loss activity associated with the pandemic in 2021, partially offset by (iv) higher net favorable prior year reserve development and (v) lower catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses in 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Factors contributing to net prior year reserve development during the years ended December 31, 2022, 2021 and 2020 are discussed in more detail in note 8 of the notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2022 was $2.79 billion, $207 million or 8% higher than in 2021, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2022 were $2.83 billion, $81 million or 3% higher than in 2021, primarily reflecting the impact of higher business volumes. General and administrative expenses in 2021 included the benefit of lower travel-related expenses attributable to COVID-19 and related economic conditions.

Income Tax Expense
Income tax expense in 2022 was $536 million, $37 million or 7% higher than in 2021, primarily reflecting the impact of the $183 million increase in segment income before income taxes in 2022. Income tax expense in 2022 was reduced by $3 million as a result of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 92.5% in 2022 was 3.2 points lower than the combined ratio of 95.7% in 2021. The loss and loss adjustment expense ratio of 62.8% in 2022 was 2.2 points lower than the loss and loss adjustment expense ratio of 65.0% in 2021. The underwriting expense ratio of 29.7% in 2022 was 1.0 points lower than the underwriting expense ratio of 30.7% in 2021.

Catastrophe losses in 2022 and 2021 accounted for 3.8 points and 5.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2022 and 2021 provided 2.2 points and 1.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2022 was 0.8 points lower than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) a lower expense ratio and (ii) the benefit of earned pricing, partially offset by (iii) a favorable impact associated with the pandemic in 2021.

Written Premiums

Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Select Accounts	$3,126	$2,860	$2,848
Middle Market	10,532	9,487	9,017
National Accounts	1,642	1,517	1,540
National Property and Other	2,942	2,701	2,460
Total Domestic	18,242	16,565	15,865
International	1,279	1,264	1,195
Total Business Insurance	$19,521	$17,829	$17,060

	Net Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Select Accounts	$3,099	$2,833	$2,821
Middle Market	9,923	8,933	8,511
National Accounts	1,085	987	996
National Property and Other	2,467	2,265	2,086
Total Domestic	16,574	15,018	14,414
International	1,061	1,074	1,017
Total Business Insurance	$17,635	$16,092	$15,431

Gross and net written premiums in 2022 increased by 9% and 10%, respectively, over 2021.

Select Accounts. Net written premiums of $3.10 billion in 2022 increased by 9% over 2021. Retention rates remained strong in 2022 and increased over 2021. Renewal premium changes in 2022 remained positive and were lower than in 2021. New business premiums in 2022 increased over 2021.

Middle Market. Net written premiums of $9.92 billion in 2022 increased by 11% over 2021. Retention rates remained strong in 2022 and increased over 2021. Renewal premium changes in 2022 remained positive and were lower than in 2021. New business premiums in 2022 increased over 2021.

National Accounts. Net written premiums of $1.09 billion in 2022 increased by 10% over 2021. Retention rates remained strong in 2022 and increased over 2021. Renewal premium changes in 2022 remained positive and were higher than in 2021. New business premiums in 2022 decreased from 2021.

National Property and Other. Net written premiums of $2.47 billion in 2022 increased by 9% over 2021. Retention rates remained strong in 2022 and increased over 2021. Renewal premium changes in 2022 remained positive and were higher than in 2021. New business premiums in 2022 increased over 2021.

International. Net written premiums of $1.06 billion in 2022 decreased by 1% from 2021, primarily driven by the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance

Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2022	2021	2020
Revenues
Earned premiums	$3,418	$3,138	$2,823
Net investment income	258	247	213
Other revenues	20	23	27
Total revenues	3,696	3,408	3,063

Total claims and expenses	2,593	2,575	2,483

Segment income before income taxes	1,103	833	580
Income tax expense	195	165	107
Segment income	$908	$668	$473

Loss and loss adjustment expense ratio	39.9%	46.6%	51.5%
Underwriting expense ratio	35.4	34.9	35.9
Combined ratio	75.3%	81.5%	87.4%

Overview

Segment income in 2022 was $908 million, $240 million or 36% higher than segment income of $668 million in 2021. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development. Net favorable prior year reserve development in 2022 and 2021 was $222 million and $105 million, respectively. Catastrophe losses in 2022 and 2021 were $25 million and $40 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher general and administrative expenses. Income tax expense in 2022 was higher than in 2021, primarily reflecting the impact of the increase in segment income before income taxes, partially offset by a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Revenues
Earned Premiums
Earned premiums in 2022 were $3.42 billion, $280 million or 9% higher than in 2021, primarily reflecting an increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in 2022 was $258 million, $11 million or 4% higher than in 2021. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2022 as compared with 2021. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2022 were $1.38 billion, $95 million or 6% lower than in 2021, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes.

Factors contributing to net prior year reserve development during the years ended December 31, 2022, 2021 and 2020 are discussed in more detail in note 8 of the notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2022 was $625 million, $55 million or 10% higher than in 2021, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2022 were $590 million, $58 million or 11% higher than in 2021, primarily reflecting the impact of higher business volumes.

Income Tax Expense
Income tax expense in 2022 was $195 million, $30 million or 18% higher than in 2021, primarily reflecting the impact of the $270 million increase in segment income before income taxes in 2022, partially offset by the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 75.3% in 2022 was 6.2 points lower than the combined ratio of 81.5% in 2021. The loss and loss adjustment expense ratio of 39.9% in 2022 was 6.7 points lower than the loss and loss adjustment expense ratio of 46.6% in

2021. The underwriting expense ratio of 35.4% in 2022 was 0.5 points higher than the underwriting expense ratio of 34.9% in 2021.

Net favorable prior year reserve development in 2022 and 2021 provided 6.5 points and 3.3 points of benefit, respectively, to the combined ratio.  Catastrophe losses in 2022 and 2021 accounted for 0.7 points and 1.3 points, respectively, of the combined ratio. The underlying combined ratio in 2022 was 2.4 points lower than the 2021 ratio on the same basis, primarily reflecting the benefit of earned pricing.

Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Management Liability	$2,361	$2,243	$1,920
Surety	1,153	952	910
Total Domestic	3,514	3,195	2,830
International	568	530	354
Total Bond & Specialty Insurance	$4,082	$3,725	$3,184

	Net Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Management Liability	$2,112	$1,983	$1,769
Surety	1,081	888	845
Total Domestic	3,193	2,871	2,614
International	539	505	337
Total Bond & Specialty Insurance	$3,732	$3,376	$2,951

Gross written premiums and net written premiums in 2022 increased by 10% and 11%, respectively, over 2021.

Domestic. Net written premiums in 2022 were $3.19 billion, $322 million or 11% higher than in 2021. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2022 and increased over 2021. Renewal premium changes in 2022 remained positive and were lower than in 2021. New business premiums in 2022 increased over 2021.

International. Net written premiums in 2022 were $539 million, $34 million or 7% higher than in 2021, primarily driven by increases in the United Kingdom and broader Europe, as well as Canada, partially offset by the impact of changes in foreign currency exchange rates.

Personal Insurance

Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2022	2021	2020
Revenues
Earned premiums	$13,250	$11,983	$10,927
Net investment income	440	521	381
Fee income	30	27	24
Other revenues	83	97	76
Total revenues	13,803	12,628	11,408

Total claims and expenses	14,033	11,689	9,905

Segment income (loss) before income taxes	(230)	939	1,503
Income tax expense (benefit)	(90)	179	308
Segment income (loss)	$(140)	$760	$1,195

Loss and loss adjustment expense ratio	79.8%	70.3%	62.8%
Underwriting expense ratio	25.1	26.2	26.9
Combined ratio	104.9%	96.5%	89.7%
Overview

Segment loss in 2022 was $140 million, compared with segment income of $760 million in 2021. Segment loss before income taxes primarily reflected the pre-tax impacts of (i) lower underlying underwriting margins, (ii) lower net favorable prior year reserve development, (iii) higher catastrophe losses and (iv) lower net investment income. Catastrophe losses in 2022 and 2021 were $1.20 billion and $1.01 billion, respectively. Net favorable prior year reserve development in 2022 and 2021 was $46 million and $260 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) elevated losses in both the automobile and homeowners and other product lines, partially offset by (ii) higher business volumes. The segment recorded an income tax benefit in 2022 compared to income tax expense in 2021, primarily reflecting the impact of the segment loss before income taxes compared with segment income before income taxes in 2021 and a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Revenues
Earned Premiums
Earned premiums in 2022 were $13.25 billion, $1.27 billion or 11% higher than in 2021, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in 2022 was $440 million, $81 million or 16% lower than in 2021. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2022 as compared with 2021. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Other Revenues
Other revenues in all years presented primarily consisted of installment premium charges.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2022 were $10.57 billion, $2.14 billion or 25% higher than in 2021, primarily reflecting the impacts of (i) loss cost trends, including elevated losses in both the automobile and homeowners and other product lines, (ii) higher business volumes, (iii) lower net favorable prior year reserve development and (iv) higher catastrophe losses. Catastrophe losses and non-catastrophe weather-related losses in 2021 were reduced by recoveries under the Company's 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Reinsurance Treaty.

Net favorable prior year reserve development was not significant for the year ended December 31, 2022. Factors contributing to net favorable prior year reserve development during the years ended December 31, 2021 and 2020 are discussed in more detail in note 8 of the notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2022 was $2.10 billion, $210 million or 11% higher than in 2021, generally consistent with the increase in earned premiums.

General and Administrative Expenses
General and administrative expenses in 2022 were $1.36 billion, $8 million or 1% lower than in 2021, primarily reflecting lower contingent commissions, partially offset by the impact of higher business volumes.

Income Tax Expense (Benefit)
The income tax benefit in 2022 was $90 million, compared with income tax expense of $179 million in 2021, primarily reflecting the impact of the segment loss before income taxes of $230 million in 2022 compared with segment income before income taxes of $939 million in 2021 and the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 104.9% in 2022 was 8.4 points higher than the combined ratio of 96.5% in 2021. The loss and loss adjustment expense ratio of 79.8% in 2022 was 9.5 points higher than the loss and loss adjustment expense ratio of 70.3% in 2021. The underwriting expense ratio of 25.1% in 2022 was 1.1 points lower than the underwriting expense ratio of 26.2% in 2021.

Catastrophe losses accounted for 9.0 points and 8.5 points of the combined ratio in 2022 and 2021, respectively. Net favorable prior year reserve development in 2022 and 2021 provided 0.3 points and 2.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2022 was 6.0 points higher than the 2021 ratio on the same basis, primarily reflecting the impacts of (i) elevated losses in both the automobile and homeowners and other product lines, partially offset by (ii) a lower expense ratio.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Automobile	$6,507	$5,852	$5,395
Homeowners and Other	7,099	6,137	5,457
Total Domestic	13,606	11,989	10,852
International	667	701	667
Total Personal Insurance	$14,273	$12,690	$11,519

	Net Written Premiums
(for the year ended December 31, in millions)	2022	2021	2020
Domestic:
Automobile	$6,482	$5,827	$5,369
Homeowners and Other	6,916	5,980	5,329
Total Domestic	13,398	11,807	10,698
International	649	684	652
Total Personal Insurance	$14,047	$12,491	$11,350

Gross and net written premiums in 2022 both increased by 12% over 2021.
Domestic

Automobile net written premiums of $6.48 billion in 2022 increased by 11% over 2021. Retention rates remained strong in 2022 but were lower than in 2021. Renewal premium changes in 2022 remained positive and were higher than in 2021. New business premiums in 2022 increased over 2021.

Homeowners and Other net written premiums of $6.92 billion in 2022 increased by 16% over 2021. Retention rates remained strong in 2022 but were lower than in 2021. Renewal premium changes in 2022 remained positive and were higher than in 2021.  New business premiums in 2022 were comparable with 2021.

For its Domestic business, Personal Insurance had approximately 9.2 million and 8.9 million active policies at December 31, 2022 and 2021, respectively.

International
International net written premiums of $649 million in 2022 decreased by 5% from 2021, driven by the impact of changes in foreign currency exchange rates and declines in the automobile product line.

For its International business, Personal Insurance had approximately 449,000 and 477,000 active policies at December 31, 2022 and 2021, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2022	2021	2020
Income (loss)	$(301)	$(291)	$(291)

The income (loss) for Interest Expense and Other in 2022 and 2021 was $(301) million and $(291) million, respectively. Pre-tax interest expense in 2022 and 2021 was $351 million and $340 million, respectively. After-tax interest expense in 2022 and 2021 was $277 million and $269 million, respectively.

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

The Company's net asbestos reserves at December 31, 2022 and 2021 were $1.31 billion and $1.34 billion, respectively, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement. Additionally, a portion of the asbestos reserves relates to assumed reinsurance contracts primarily consisting of reinsurance of excess coverage, including various pool participations.

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

The completion of these reviews and analyses in 2022, 2021 and 2020 resulted in $212 million, $225 million and $295 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2022, 2021 and 2020 were $245 million, $221 million and $237 million, respectively. Approximately 2%, 9% and 1% of total net paid losses in 2022, 2021 and 2020, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2022	2021	2020
Beginning reserves:
Gross	$1,687	$1,668	$1,601
Ceded	(346)	(330)	(322)
Net	1,341	1,338	1,279
Incurred losses and loss expenses:
Gross	287	287	362
Ceded	(75)	(62)	(67)
Net	212	225	295
Paid loss and loss expenses:
Gross	298	267	295
Ceded	(53)	(46)	(58)
Net	245	221	237
Foreign exchange and other:
Gross	(2)	(1)	—
Ceded	(1)	—	1
Net	(3)	(1)	1
Ending reserves:
Gross	1,674	1,687	1,668
Ceded	(369)	(346)	(330)
Net	$1,305	$1,341	$1,338

ENVIRONMENTAL CLAIMS AND LITIGATION
The Company has received and continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of the alleged storage, emissions or disposal of toxic substances, frequently under policies issued prior to the mid-1980s. These claims are mainly brought pursuant to various state or federal statutes that require a liable party to undertake or pay for environmental remediation. For example, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under these statutes may be joint and several with other responsible parties. The Company has also been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions pertaining to environmental claims have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. For more information regarding environmental claims and litigation, see note 8 of the notes to the consolidated financial statements.

In 2022, 2021 and 2020, the Company increased its net environmental reserves by $132 million, $89 million and $54 million, respectively. Net environmental paid loss and loss expenses in 2022, 2021 and 2020 were $82 million, $75 million and $69 million, respectively. Net environmental reserves were $371 million, $321 million and $307 million at December 31, 2022, 2021 and 2020, respectively.

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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2022 were $80.45 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at December 31, 2022 was $71.16 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2022 and 2021.  Below investment grade securities represented 1.3% and 1.4% of the total fixed maturity investment portfolio at December 31, 2022 and 2021, respectively.  The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.8 excluding short-term securities) at December 31, 2022 and 4.2 (4.4 excluding short-term securities) at December 31, 2021.

The carrying values of investments in fixed maturities classified as available for sale at December 31, 2022 and 2021 were as follows:

	2022		2021
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	Aaa/Aa1	$3,562	Aaa/Aa1
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	17,823	Aaa/Aa1	19,667	Aaa/Aa1
Revenue	10,198	Aaa/Aa1	11,940	Aaa/Aa1
State general obligation	1,019	Aaa/Aa1	1,223	Aaa/Aa1
Pre-refunded	2,339	Aaa/Aa1	4,032	Aaa/Aa1
Total obligations of U.S. states, municipalities and political subdivisions	31,379		36,862
Debt securities issued by foreign governments	994	Aaa/Aa1	1,041	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	Aaa/Aa1	1,817	Aaa/Aa1
Corporate and all other bonds:
Financial:
Bank	4,505	A1	4,473	A1
Insurance	1,628	Aa3	1,626	Aa3
Finance/leasing	47	Ba2	34	Ba3
Brokerage and asset management	136	A1	101	Aa3
Total financial	6,316		6,234
Industrial	17,237	A3	19,459	A3
Public utility	4,064	A2	4,706	A2
Canadian municipal securities	1,523	Aa1	1,687	Aa2
Sovereign corporate securities (2)	559	Aaa	607	Aaa
Commercial mortgage-backed securities and project loans (3)	1,136	Aaa	1,304	Aaa
Asset-backed and other	523	Aa1	531	Aa1
Total corporate and all other bonds	31,358		34,528
Total fixed maturities	$71,160	Aa2	$77,810	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans at December 31, 2022 and 2021 were $131 million and $207 million of securities guaranteed by the U.S. government, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2022, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$31,688	44.6%
Aa	16,217	22.8
A	13,333	18.7
Baa	8,992	12.6
Total investment grade	70,230	98.7
Below investment grade	930	1.3
Total fixed maturities	$71,160	100.0%
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2022 and 2021 included $31.38 billion and $36.86 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2022 and 2021 were $2.34 billion and $4.03 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $29.04 billion of municipal bonds at December 31, 2022 that were not pre-refunded:

(at December 31, 2022, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$38	$2,928	$1,457	$4,423	Aaa
California	—	1,905	453	2,358	Aaa/Aa1
Virginia	41	967	780	1,788	Aaa/Aa1
Washington	114	1,140	305	1,559	Aaa/Aa1
North Carolina	167	756	462	1,385	Aaa
Minnesota	142	954	175	1,271	Aaa/Aa1
Colorado	—	775	364	1,139	Aa1
Massachusetts	—	202	843	1,045	Aaa/Aa1
Maryland	31	866	126	1,023	Aaa/Aa1
Wisconsin	68	769	97	934	Aa1
Tennessee	7	807	88	902	Aa1
Florida	50	148	603	801	Aa1
Georgia	141	541	51	733	Aaa/Aa1
All others (2)	220	5,065	4,394	9,679	Aaa/Aa1
Total	$1,019	$17,823	$10,198	$29,040	Aaa/Aa1
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

The following table displays the funding sources for the $10.20 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2022:

(at December 31, 2022, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water	$2,830	Aaa/Aa1
Higher education	2,563	Aaa/Aa1
Sewer	1,005	Aaa/Aa1
Power utilities	703	Aa1
Special tax	486	Aaa/Aa1
Transit	355	Aaa/Aa1
Highway tolls	227	Aa2
Industrial	183	Aa3
Fuel sales	181	Aa1
Health care	177	Aa2
Housing	30	Aaa/Aa1
Lease	30	Aaa/Aa1
Natural gas	10	Aa2
Lottery	7	Aa1
Other revenue sources	1,411	Aaa/Aa1
Total	$10,198	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2022.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2022:

(at December 31, 2022, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$800	Aaa/Aa1
United Kingdom	177	Aa3
All others (2,3)	17	Aa1
Total	$994	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.
(3)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.
The following table shows the Company’s Eurozone exposure at December 31, 2022 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2022, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$57	Aa3	$—	—	$6	Baa3
Ireland	—	—	—	—	—	—	151	Baa2
Italy	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		57		—		157
Eurozone Non-Periphery
Germany	10	Aaa	—	—	275	Aaa/Aa1	435	A3
France	75	Aa2	—	—	—	—	537	A1
Netherlands	—	—	92	A1	104	Aaa	184	A2
Finland	—	—	44	Aa3	—	—	—	—
Belgium	—	—	—	—	—	—	113	Baa1
Austria	—	—	—	—	137	Aa2	—	—
Subtotal	85		136		516		1,269
Total	$85		$193		$516		$1,426
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $487 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.
In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $289 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $169 million to these partnerships.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2022 and 2021 included $1.99 billion and $1.82 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.
Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2022 and 2021, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.14 billion and $1.30 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.

Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  The Company also enters into certain derivative financial instruments from time to time that are reported as part of other investments. At December 31, 2022 and 2021, the carrying value of the Company's other investments was $4.07 billion and $3.86 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests.  These commitments totaled $1.80 billion and $1.70 billion at December 31, 2022 and 2021, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2022 and 2021, the Company had $445 million and $253 million, respectively, of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2022 and 2021 was $347 million and $329 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2022 and 2021.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company's subsidiaries participating in Lloyd's, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $28 million and $33 million held by a wholly-owned subsidiary at December 31, 2022 and 2021, respectively, and $58 million and $34 million held by TRV at December 31, 2022 and 2021, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.

Net Unrealized Investment Gains (Losses)
The net unrealized investment gains (losses) that were included in shareholders' equity were as follows:

(at December 31, in millions)	2022	2021	2020
Fixed maturities	$(6,217)	$3,062	$5,175
Other	(3)	(2)	—
Unrealized investment gains (losses) before tax	(6,220)	3,060	5,175
Tax expense (benefit)	(1,322)	645	1,101
Net unrealized investment gains (losses) included in shareholders' equity at end of year	$(4,898)	$2,415	$4,074
Net unrealized investment losses included in shareholders’ equity were $4.90 billion at December 31, 2022 compared with net unrealized investment gains of $2.42 billion at December 31, 2021. At December 31, 2022, the Company had $2.18 billion fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. These year-over-year changes were driven by rising interest rates. Since the Company generally holds its high-quality fixed maturity investments to maturity, these net unrealized losses are considered temporary in nature and are not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.

For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At December 31, 2022 and 2021, below investment grade securities comprised 1.3% and 1.4%, respectively, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2022 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $937 million and a fair value of $844 million, resulting in a net pre-tax unrealized investment loss of $93 million. These securities in an unrealized loss position represented 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2022 and accounted for 1.5% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2022.
Impairment Charges
Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $38 million, $2 million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively. See note 3 of the notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2022, the Company incurred pre-tax realized losses of $99 million on the sale of fixed maturity investments having a fair value of $2.07 billion.

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

Based on the proprietary and third-party models utilized by the Company, the tables below set forth, as of December 31, 2022, the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity).  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $2.1 billion, or 8% of the Company’s common equity at December 31, 2022.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.7	$0.6
1.0% (1-in-100)	$2.1	$1.1
0.4% (1-in-250)	$3.4	$1.9
0.1% (1-in-1,000)	$7.4	$3.1

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	6%	2%
1.0% (1-in-100)	8%	4%
0.4% (1-in-250)	13%	7%
0.1% (1-in-1,000)	28%	12%
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
The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio at December 31, 2022 and catastrophe reinsurance program at January 1, 2023, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1-Business-Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. These loss amounts include the effects of exposure growth, inflation and modeling updates based on recent trends and scientific analysis. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.
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

In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes, hail storms, wildfires and winter storms are newer and may be less reliable due to the highly random geographic nature and size of these events. Accordingly, these models may be less accurate in predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. As compared to natural catastrophes, modeling for man-made catastrophes, such as terrorism and cyber events, is even more difficult and less reliable, and for some events (both natural and man-made), models are either in early stages of development and, therefore, not widely adopted, or are not available.

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

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades underscore the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and average size of, a home and increased inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. Understanding the potential impacts of changing climate conditions is important to the Company's business. Changing climate conditions are expected to evolve over decades. Importantly, because most of its policies renew annually, the Company is able to respond to these changes over time through adjustments to its underwriting strategy, product pricing and related policy terms and conditions, as appropriate. As an example, in recent years the Company has focused on enhancing the strategic management of its catastrophe exposure, adding experts in data science, meteorology, including climate and flood science, wind and structural engineering and geophysics, among others, to its catastrophe management organization. The Company has also established dedicated teams for each catastrophe peril, with the goal of developing industry-leading scientific and underwriting expertise. This expertise has been incorporated into the Company’s product development, risk selection, pricing, capital allocation and claim response.

The Company discusses how changing climate conditions may present other issues for its business under “Item 1A - Risk Factors.” and “Outlook.” For example, among other things:

•Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “-Outlook-Underwriting Gain/Loss.” Moreover, the Company's catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions and regulatory responses to catastrophe events not being appropriately reflected in the models, in addition to the other factors mentioned above. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.

•Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States; more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas; and increased regulation adopted in response to potential changes in climate conditions could impact the creditworthiness of issuers affected by such regulations. In addition, as issuers of securities in which the Company invests become increasingly focused on mitigating the potential environmental impact of their operations, the costs associated with such initiatives could affect the business models and realized returns of such issuers. See “Item 1A—Risk Factors—Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses.”

•Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers, including state insurance regulations that could impact the Company’s ability to manage property exposures in areas vulnerable to significant climate driven losses. For example, state laws have been passed that restrict a carrier's ability to cancel or non-renew certain policies within or adjacent to declared state of emergency zip codes and mandate discounts for risk mitigation practices that may not be effective. If the Company is unable to implement risk-based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See “Item 1—Business—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.” In addition, climate change regulation could increase the Company’s customers’ costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Increased regulation may also result in reduced economic activity, which would decrease the amount of insurable assets and businesses, and increased claim costs, to the extent such regulations require that damaged homes or businesses be rebuilt according to more expensive specifications.

•The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to changing climate conditions. Through the Company’s Enterprise Casualty Emerging Risk Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2022	2021
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,792	$3,931
Gross structured settlements	2,802	2,900
Mandatory pools and associations	1,601	1,762
Gross reinsurance recoverables	8,195	8,593
Allowance for estimated uncollectible reinsurance	(132)	(141)
Net reinsurance recoverables	$8,063	$8,452
Net reinsurance recoverables at December 31, 2022 decreased by $389 million from December 31, 2021, primarily reflecting cash collections and decreases in mandatory pools and associations and structured settlements in 2022.
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2022 (in millions).  Also included is the A.M. Best rating of the Company's predominant reinsurer from each such reinsurer group at February 16, 2023:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$561	A+	second highest of 16 ratings
Berkshire Hathaway	515	A++	highest of 16 ratings
Munich Re Group	318	A+	second highest of 16 ratings
Axa Group	152	A+	second highest of 16 ratings
PartnerRe Group	140	A+	second highest of 16 ratings
At December 31, 2022, the Company held $1.00 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2022 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 16, 2023:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$699	A-	fourth highest of 16 ratings
Genworth Financial Group	310	B-	eighth highest of 16 ratings
John Hancock Group	249	A+	second highest of 16 ratings
Symetra Financial Corporation	215	A	third highest of 16 ratings
Brighthouse Financial, Inc.	207	A	third highest of 16 ratings

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

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2023.

Property and casualty insurance market conditions are expected to remain competitive during 2023 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

Effective January 1, 2023, the Company entered into a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company will assume 20% of the business written by Fidelis during 2023, subject to a loss ratio cap.  The Company’s portion of net written premiums from Fidelis is expected to be approximately $550 million to $600 million for the full year and will be reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.

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

On average for the ten-year period ended December 31, 2022, the Company experienced approximately 41% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company's results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company's reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.

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

The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.8 excluding short-term securities) at December 31, 2022. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2022, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

Approximately 26% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for slightly higher levels of fixed income investments and the impact of expected higher reinvestment yields on fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $515 million in the first quarter of 2023, increasing to an estimated $560 million by the fourth quarter of 2023. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company's financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment losses of $204 million in 2022. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment loss of $6.22 billion ($4.90 billion after-tax) in its fixed maturity investment portfolio at December 31, 2022, compared to a net pre-tax unrealized investment gain of $3.06 billion ($2.42 billion after-tax) at December 31, 2021, primarily due to the increases in interest rates during 2022. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. Since the Company generally holds its high-quality fixed maturity investments to maturity, the net unrealized loss discussed above is considered temporary in nature and is not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company's investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company's investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors.”

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

LIQUIDITY AND CAPITAL RESOURCES
Consistent with 2021, the Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2022.
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.
Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. Increases in interest rates in 2022 resulted in net unrealized investment losses; however, since the Company generally holds its high-quality fixed maturity investments to maturity, the net unrealized loss is considered temporary in nature and is not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above. Subject to restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company’s insurance subsidiaries, see “Part I—Item 1—Business—Regulation.”

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2022, TRV held total cash and short-term invested assets in the United States aggregating $1.45 billion and having a weighted average maturity of 39 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.20 billion). TRV’s holding company liquidity of $1.45 billion at December 31, 2022 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2022.

TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 8, 2025 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At December 31, 2022, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2022. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities were $6.47 billion and $7.27 billion in 2022 and 2021, respectively.  The decrease in cash flows in 2022 primarily reflected the impacts of higher levels of payments for claims and claim adjustment expenses and commissions, partially offset by higher levels of cash received for premiums. The increase in cash paid for claims and claim adjustment expenses in 2022 was impacted by business growth and higher loss costs. Cash paid for claims and claim adjustment expenses continue to be impacted by reduced judicial system and claims settlement activity related to COVID-19 and related economic conditions. The increase in cash received for premiums in 2022 compared to the prior year was impacted by business growth including the impact of positive renewal premium changes.
Investing Activities
Net cash used in investing activities was $3.73 billion and $5.20 billion in 2022 and 2021, respectively.  The Company’s consolidated total investments at December 31, 2022 decreased by $6.92 billion, or 8% from December 31, 2021, primarily reflecting the impacts of (i) net unrealized losses on investments at December 31, 2022 as compared with net unrealized investment gains at December 31, 2021, due to the impact of higher interest rates during 2022 and (ii) net cash used in financing activities, partially offset by (iii) net cash flows provided by operating activities.
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

Financing Activities
Net cash used in financing activities were $2.67 billion and $2.04 billion in 2022 and 2021, respectively.  The totals in both 2022 and 2021 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. The total in 2021 also included net proceeds from the issuance of debt. Common share repurchases in 2022 and 2021 were $2.06 billion and $2.20 billion, respectively.

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
Dividends.  Dividends paid to shareholders were $875 million and $869 million in 2022 and 2021, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 24, 2023, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.93 per share, payable March 31, 2023 to shareholders of record on March 10, 2023.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The most recent authorization was approved by the Board of Directors on April 20, 2021 and added $5.0 billion of repurchase capacity to the $805 million capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. During 2022, the Company repurchased 11.6 million shares under its share repurchase authorization, for a total of $2.00 billion. The average cost per share repurchased was $172.82. Common share repurchases in 2022 were slightly lower than the total of $2.16 billion in 2021. At December 31, 2022, the Company had $2.00 billion of capacity remaining under its share repurchase authorization.
From the inception of the first authorization on May 2, 2006 through December 31, 2022, the Company has repurchased a cumulative total of 538.5 million shares for a total of $39.00 billion, or an average of $72.42 per share.
In 2022 and 2021, the Company acquired 0.4 million and 0.3 million shares of common stock, respectively, from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2022 and 2021:

(at December 31, in millions)	2022	2021
Debt:
Short-term	$100	$100
Long-term	7,254	7,254
Net unamortized fair value adjustments and debt issuance costs	(62)	(64)
Total debt	7,292	7,290
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	28,005	27,694
Accumulated other comprehensive income	(6,445)	1,193
Total shareholders’ equity	21,560	28,887
Total capitalization	$28,852	$36,177
Total capitalization at December 31, 2022 was $28.85 billion, $7.33 billion lower than at December 31, 2021, primarily reflecting the impacts of (i) other comprehensive loss of $7.64 billion, primarily reflecting the decrease in net unrealized appreciation on investments due to an increase in interest rates during 2022, (ii) common share repurchases totaling $2.00 billion under the Company’s share repurchase authorization and (iii) shareholder dividends of $880 million, partially offset by (iv) net income of $2.84 billion and (v) proceeds from the exercise of employee share options of $267 million.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity:

(at December 31, dollars in millions)	2022	2021
Total capitalization	$28,852	$36,177
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	(4,898)	2,415
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	$33,750	$33,762
Debt-to-total capital ratio	25.3%	20.2%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders' equity	21.6%	21.6%
The increase in the debt-to-total capital ratio was primarily due to net unrealized investment losses at December 31, 2022 compared to net unrealized investment gains at December 31, 2021 as a result of rising interest rates. The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.6% at December 31, 2022 was within the Company’s target range of 15% to 25%.

Credit Agreement. The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 15, 2027.  Terms of the credit agreement are discussed in more detail in note 9 of the notes to the consolidated financial statements.
Shelf Registration.  The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that expires on June 8, 2025 for the potential offering and sale of securities.  The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.
Share Repurchase Authorization.  At December 31, 2022, the Company had $2.00 billion of capacity remaining under its share repurchase authorization approved by the Board of Directors.

Cash Requirements from Contractual and Other Obligations
The following table summarizes, as of December 31, 2022, the Company’s future payments under material contractual obligations and estimated claims and claim-related payments.  The table includes only liabilities at December 31, 2022 that are expected to be settled in cash.
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

The material cash requirements from contractual and other obligations at December 31, 2022 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$7,000	$—	$—	$200	$6,800
Junior subordinated debentures	254	—	—	125	129
Total debt principal	7,254	—	—	325	6,929
Interest	6,571	348	696	673	4,854
Total long-term debt obligations (1)	13,825	348	696	998	11,783
Real estate and other operating leases (2)	308	93	121	70	24
Information systems-related commitments (3)	563	272	222	69	—
Long-term unfunded investment commitments (4)	1,802	399	544	601	258
Estimated claims and claim-related payments
Claims and claim adjustment expenses (5)	57,014	12,897	14,599	7,223	22,295
Claims from large deductible policies (6)	—	—	—	—	—
Total estimated claims and claim-related payments	57,014	12,897	14,599	7,223	22,295
Total	$73,512	$14,009	$16,182	$8,961	$34,360
________________________________________
(1)See note 9 of the notes to the consolidated financial statements for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term debt obligations will not agree with the amounts reported in note 9.
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
The Company has entered into reinsurance agreements to manage its exposure to losses and protect its capital as described in note 6 of the notes to the consolidated financial statements.

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
The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,088	$926	$1,055	$604	$2,503
The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$51,926	$11,971	$13,544	$6,619	$19,792
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2022.
The amounts reported in the table above and in the table of reinsurance recoverables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance recoverables have been discounted in the balance sheet. See note 1 of the notes to the consolidated financial statements.
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
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$3,579	$1,087	$1,040	$463	$989
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

Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.55 billion is available by the end of 2023 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2023 and/or increase the amount of dividends from its insurance subsidiaries in 2023, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company’s U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company’s shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 9 of the notes to the consolidated financial statements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2022.

TRV and its two non-insurance holding company subsidiaries received dividends of $2.90 billion and $2.18 billion from their U.S. insurance subsidiaries in 2022 and 2021, respectively.
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

The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2023 and does not anticipate having a minimum funding requirement in 2024. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2022, 2021 and 2020, there was no minimum funding requirement for the qualified domestic pension plan.  In 2022, 2021 and 2020, the Company made no voluntary contributions to the qualified domestic pension plan. The qualified domestic pension plan had a funded status of 116% at both December 31, 2022 and 2021. Based on its funded status at December 31, 2022, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2023. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.

The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2023, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, compared with 6.50% in 2022. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.

For further discussion of the pension and other postretirement benefit plans, see note 15 of the notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2022 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2022.

Off-Balance Sheet Arrangements
The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 17 of the notes to the consolidated financial statements. The Company does not believe it is reasonably likely that these arrangements will have a material current or future effect on the Company’s financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES
The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets.
Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2022			December 31, 2021
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,465	$9,220	$14,685	$5,351	$8,863	$14,214
Commercial property	1,200	439	1,639	1,220	392	1,612
Commercial multi-peril	2,624	2,759	5,383	2,404	2,573	4,977
Commercial automobile	2,625	2,388	5,013	2,594	2,335	4,929
Workers’ compensation	10,034	9,458	19,492	10,152	9,551	19,703
Fidelity and surety	166	496	662	188	436	624
Personal automobile	2,139	2,133	4,272	2,062	1,765	3,827
Personal homeowners and other	1,095	1,913	3,008	1,021	1,395	2,416
International and other	2,420	2,069	4,489	2,525	2,070	4,595
Property-casualty	27,768	30,875	58,643	27,517	29,380	56,897
Accident and health	6	—	6	10	—	10
Claims and claim adjustment expense reserves	$27,774	$30,875	$58,649	$27,527	$29,380	$56,907
The $1.74 billion increase in gross claims and claim adjustment expense reserves since December 31, 2021 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in 2022, partially offset by (iv) claim payments made during 2022 and (v) net favorable prior year reserve development.

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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.07 billion at December 31, 2022) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

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

Actuarial Methods for Analyzing and Estimating Claims and Claim Adjustment Expense Reserves
The principal estimation and analysis methods utilized by the Company’s actuaries to evaluate management’s existing estimates for prior accident periods are the paid loss development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These estimation and analysis methods are typically referred to as conventional actuarial methods. (See note 8 of the notes to the consolidated financial statements for an explanation of these methods).

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
Management’s Estimates
At least once per quarter, members of Company management meet with the Company’s actuaries to review the latest claims and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed from the prior period. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

This type of assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform as the underlying causes of the trends observed need to be evaluated, which may require the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company’s estimated claim liabilities. The final estimate selected by management in a reporting period is based on these various detailed analyses of past data, adjusted to reflect any new actionable information.

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
•Shifts in lawsuit mix between federal and state courts
•Changes in claim adjuster processes or reporting which may cause distortions in the data being analyzed
•The impact of inflation on loss costs
•Changes in settlement patterns

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 6% (averaging -1%) for the Company, and from -3% to 3% (averaging 0%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 22% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company's runoff operations, was 2% for 2022, 1% for 2021 and 3% for 2020. The 2022 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2019. The 2021 change primarily reflected higher than expected loss experience in Bond & Specialty Insurance for accident years 2012 and 2017 through 2019 and in Business Insurance for accident years 2018 through 2020. The 2020 change primarily reflected higher than expected loss experience in Business Insurance for both primary and excess coverages for accident years 2015 through 2019 and in Bond & Specialty Insurance for accident years 2015, 2018 and 2019.

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

Commercial property risk factors
•Physical concentration of policyholders
•Availability and cost of local contractors
•Inflation and materials shortages
•For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services
•Local building codes
•Amount of time to return property to full usage (for business interruption claims)
•Frequency of claim re-openings on claims previously closed
•Court interpretation of policy provisions (such as occurrence definition, wind versus flooding or communicable disease exclusions)

•Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)
•Court or legislative changes to the statute of limitations
•Weather/climate variability

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -21% to -6% (averaging -11%) for the Company, and from -10% to -2% (averaging -6%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.

Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because weather-related events that occur in the second half of the year may not be completely resolved until the following year. Reserve estimates associated with catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as hurricanes, tornadoes, hail storms and wildfires.

The Company’s change in reserve estimate for this product line was -8% for 2022, -10% for 2021 and -11% for 2020. The 2022 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2020 and 2021. The 2021 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2020. The 2020 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2019 and the PG&E subrogation recovery for accident years 2017 and 2018.

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

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 4% (averaging 0%) for the Company, and from -3% to 1% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.
As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves and increases in reserves in the Company's runoff operations, was -2% for 2022, 0% for 2021 and 0% for 2020. The 2022 change primarily reflected better than expected loss experience for property coverages for accident year 2021. In 2021, higher than expected loss experience for liability coverages for accident years 2017 and 2018 was largely offset by better than expected loss experience for liability coverages for accident years 2012 through 2016. In 2020, higher than expected loss experience for liability coverages for accident year 2019 was largely offset by the PG&E subrogation recovery for accident years 2017 and 2018.

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

The Company’s change in reserve estimate for this product line was 0% for 2022, -2% for 2021 and 4% for 2020. In 2022, higher than expected loss experience for liability coverages for accident years 2017 through 2019 and 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident year 2020. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident year 2020. The 2020 change primarily reflected higher than expected loss experience for liability coverages for accident year 2019.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 0% (averaging -3%) for the Company, and from -5% to -1% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 33% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -4% for 2022, -3% for 2021 and -3% for 2020. The 2022 change primarily reflected better than expected loss experience for accident years 2021 and prior. The 2021 change primarily reflected better than expected loss experience for accident years 2020 and prior. The 2020 change primarily reflected better than expected loss experience for accident years 2018 and prior.

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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -10% (averaging -22%) for the Company, and from -18% to 0% (averaging -12%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.

In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

The Company’s change in reserve estimate for this product line was -30% for 2022, -27% for 2021 and -12% for 2020. The 2022 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2019 and 2021. The 2021 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2017 and 2020. The 2020 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015, 2018 and 2019.

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
•Litigation trends
•Increases in attorney involvement in, or impact on, claims
•Frequency of claims with payment capped by policy limits
•Change in frequency trends, including the impact of changes in driving behavior

•Change in average severity of accidents, or proportion of severe accidents, including the impact of inflation, changes in driving behavior and the involvement of pedestrians
•Changes in auto technology, including safety features
•Subrogation opportunities
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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 3% (averaging -1%) for the Company, and from -2% to 2% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 7% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was 0% for 2022, -4% for 2021 and -2% for 2020. In 2022, higher than expected loss experience for liability coverages for accident year 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident years 2018 through 2020. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2017 through 2020. The 2020 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2016 through 2018.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required homeowners reserves (beyond those included in the general discussion section) include:
Homeowners and Other risk factors
•Weather/climate variability
•Inflation and materials costs and shortages

•For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services
•Amount of time to return property to residential use
•Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)
•Availability and cost of local contractors
•Quality of construction of insured homes
•Local building codes
•Litigation trends
•Trends in jury awards
•Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)
•Court or legislative changes to the statute of limitations
•Salvage and subrogation opportunities

Homeowners and Other book of business risk factors
•Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)
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

Historically, the one-year change in the reserve estimate for this product line (excluding Personal Insurance Other, which for statutory reporting purposes is included with other lines of business) over the last nine years has varied from -28% to 3% (averaging -8%) for the Company, and from -7% to 1% (averaging -2%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal homeowners and other reserves represent approximately 5% of the Company’s total claims and claim adjustment expense reserves.

This line combines both liability and property coverages; however, the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because weather-related events in the second half of the year may not be completely resolved until the following year. Reserve estimates associated with catastrophes, including wildfires in recent years, may take even longer to resolve.

The Company’s change in reserve estimate for this product line (excluding Personal Insurance Other) was -2% for 2022, -9% for 2021 and -28% for 2020. The 2022 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2018 through 2020. The 2021 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2016 through 2018 and 2020. The 2020 change primarily reflected the PG&E subrogation recovery for accident years 2017 and 2018, partially offset by higher than expected loss experience for catastrophe and non-catastrophe losses for accident year 2019.

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

The Company has entered into a reinsurance contract in connection with catastrophe bonds issued by Long Point Re IV. This contract meets the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The catastrophe bonds are described in more detail in “Item 1-Business-Catastrophe Reinsurance.”

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
Impairments
Investment Impairments
See note 1 of the notes to the consolidated financial statements for a discussion of investment impairments.

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

Goodwill and Other Intangible Assets Impairments
The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company’s three operating and reportable segments: Business Insurance; Bond & Specialty Insurance; and Personal Insurance. The Company uses a discounted cash flow model to estimate the fair value of its reporting units that incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants may make in valuing the reporting unit. The discounted cash flow model is an income approach to valuation that is based on a detailed cash flow analysis for deriving a current fair value of reporting units and is representative of the Company’s reporting units’ current and expected future financial performance. The assumptions used include earnings projections, including projected growth, projected levels of economic capital needed to support the business, and the weighted average cost of capital used for purposes of discounting the projected cash flows. Changes in the estimates of projected earnings, business growth, economic capital, and the weighted average cost of capital will directly impact the estimated fair value of the reporting units and, depending on the directional change of inputs, may increase the risk of impairment of goodwill. Once the Company estimates the fair value of its reporting units, those estimates are compared to their carrying values. If the carrying values of the reporting units were to exceed their fair value, the amount of the impairment would be calculated, and goodwill adjusted accordingly.

Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The Company uses various methods for estimating the fair value of the intangible assets and relies on inputs such as replacement cost, projected earnings, including projected growth of earnings, and market royalty rates applied to the projected earnings.

See note 1 of the notes to the consolidated financial statements for a discussion of impairments of goodwill and other intangible assets.

OTHER UNCERTAINTIES
For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial position, see note 17 of the notes to the consolidated financial statements and “Item 1A—Risk Factors.”

FORWARD-LOOKING STATEMENTS
This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “probably,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

•the Company’s outlook, the impact of trends on its business, such as the impact of elevated industrywide loss costs in Personal Insurance, and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, renewal premium changes, underwriting margins and underlying underwriting margins, net and core income, investment income and performance, loss costs, return on equity, core return on equity and expected current returns, and combined ratios and underlying combined ratios);
•the impact of legislative or regulatory actions or court decisions;
•share repurchase plans;
•future pension plan contributions;
•the sufficiency of the Company’s reserves, including asbestos;
•the impact of emerging claims issues as well as other insurance and non-insurance litigation;
•the cost and availability of reinsurance coverage;
•catastrophe losses and modeling, including statements about probabilities or likelihood of exceedance;
•the impact of investment (including changes in interest rates), economic (including inflation, changes in tax laws, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
•the impact of changing climate conditions;
•the impact of COVID-19 and related economic conditions;
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2022. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company's investment portfolio at December 31, 2022 and 2021 was $80.45 billion and $87.38 billion, respectively, of which 89% was invested in fixed maturity securities at both periods. At December 31, 2022 and 2021, approximately 7.0% and 6.8%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration is primarily managed through cash market transactions and treasury futures transactions.  For additional information regarding the Company’s investments, see notes 3 and 4 of the notes to the consolidated financial statements as well as the “Investment Portfolio” and “Outlook” sections of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt, see note 9 of the notes to the consolidated financial statements as well as the “Liquidity and Capital Resources” section of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.2% of the total invested assets at both December 31, 2022 and 2021. Invested assets denominated in the British Pound Sterling comprised approximately 2.2% and 2.1% of total invested assets at December 31, 2022 and 2021, respectively. Invested assets denominated in other currencies at December 31, 2022 and 2021 were not material.

There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2022 compared to the year ended December 31, 2021. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2022 and 2021.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2022 and 2021 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.68 billion and $2.33 billion based on a 100 basis point increase in interest rates at December 31, 2022 and 2021, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $563 million and $596 million at December 31, 2022 and 2021, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company's claims and claim adjustment expense reserves balance at December 31, 2022 was $58.6 billion.

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
New York, New York
February 16, 2023

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2022	2021	2020
Revenues
Premiums	$33,763	$30,855	$29,044
Net investment income	2,562	3,033	2,227
Fee income	412	402	429
Net realized investment gains (losses)	(204)	171	2
Other revenues	351	355	279
Total revenues	36,884	34,816	31,981
Claims and expenses
Claims and claim adjustment expenses	22,854	20,298	19,123
Amortization of deferred acquisition costs	5,515	5,043	4,773
General and administrative expenses	4,810	4,677	4,509
Interest expense	351	340	339
Total claims and expenses	33,530	30,358	28,744
Income before income taxes	3,354	4,458	3,237
Income tax expense	512	796	540
Net income	$2,842	$3,662	$2,697
Net income per share
Basic	$11.91	$14.63	$10.56
Diluted	$11.77	$14.49	$10.52
Weighted average number of common shares outstanding
Basic	237.0	248.5	253.5
Diluted	239.7	250.8	254.6
The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended December 31,	2022	2021	2020
Net income	$2,842	$3,662	$2,697
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(9,276)	(2,115)	2,331
Having credit losses recognized in the consolidated statement of income	(4)	—	(9)
Net changes in benefit plan assets and obligations	(87)	455	18
Net changes in unrealized foreign currency translation	(273)	(11)	12
Other comprehensive income (loss) before income taxes	(9,640)	(1,671)	2,352
Income tax expense (benefit)	(2,002)	(362)	490
Other comprehensive income (loss), net of taxes	(7,638)	(1,309)	1,862
Comprehensive income (loss)	$(4,796)	$2,353	$4,559

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2022	2021
Assets
Fixed maturities, available for sale, at fair value (amortized cost $77,380 and $74,751; allowance for expected credit losses of $3 and $3)	$71,160	$77,810
Equity securities, at fair value (cost $747 and $749)	807	893
Real estate investments	952	979
Short-term securities	3,470	3,836
Other investments	4,065	3,857
Total investments	80,454	87,375
Cash	799	761
Investment income accrued	650	615
Premiums receivable (net of allowance for expected credit losses of $77 and $107)	8,922	8,085
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $132 and $141)	8,063	8,452
Ceded unearned premiums	1,024	902
Deferred acquisition costs	2,836	2,542
Deferred taxes	1,877	—
Contractholder receivables (net of allowance for expected credit losses of $17 and $21)	3,579	3,890
Goodwill	3,952	4,008
Other intangible assets	287	306
Other assets	3,274	3,530
Total assets	$115,717	$120,466
Liabilities
Claims and claim adjustment expense reserves	$58,649	$56,907
Unearned premium reserves	18,240	16,469
Contractholder payables	3,596	3,911
Payables for reinsurance premiums	419	384
Deferred taxes	—	289
Debt	7,292	7,290
Other liabilities	5,961	6,329
Total liabilities	94,157	91,579
Shareholders’ equity
Common stock (1,750.0 shares authorized; 232.1 and 241.2 shares issued and outstanding)	24,565	24,154
Retained earnings	43,516	41,555
Accumulated other comprehensive income (loss)	(6,445)	1,193
Treasury stock, at cost (553.5 and 541.5 shares)	(40,076)	(38,015)
Total shareholders’ equity	21,560	28,887
Total liabilities and shareholders’ equity	$115,717	$120,466

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2022	2021	2020
Common stock
Balance, beginning of year	$24,154	$23,743	$23,469
Employee share-based compensation	227	247	123
Compensation amortization under share-based plans and other changes	184	164	151
Balance, end of year	24,565	24,154	23,743
Retained earnings		.
Balance, beginning of year	41,555	38,771	36,977
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	(43)
Net income	2,842	3,662	2,697
Dividends	(880)	(876)	(864)
Other	(1)	(2)	4
Balance, end of year	43,516	41,555	38,771
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	1,193	2,502	640
Other comprehensive income (loss)	(7,638)	(1,309)	1,862
Balance, end of year	(6,445)	1,193	2,502
Treasury stock, at cost
Balance, beginning of year	(38,015)	(35,815)	(35,143)
Treasury stock acquired — share repurchase authorization	(2,000)	(2,156)	(625)
Net shares acquired related to employee share-based compensation plans	(61)	(44)	(47)
Balance, end of year	(40,076)	(38,015)	(35,815)
Total shareholders’ equity	$21,560	$28,887	$29,201
Common shares outstanding
Balance, beginning of year	241.2	252.4	255.5
Treasury stock acquired — share repurchase authorization	(11.6)	(13.9)	(4.9)
Net shares issued under employee share-based compensation plans	2.5	2.7	1.8
Balance, end of year	232.1	241.2	252.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2022	2021	2020
Cash flows from operating activities
Net income	$2,842	$3,662	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	204	(171)	(2)
Depreciation and amortization	826	870	789
Deferred federal income tax expense (benefit)	(186)	62	(29)
Amortization of deferred acquisition costs	5,515	5,043	4,773
Equity in income from other investments	(336)	(993)	(130)
Premiums receivable	(877)	(258)	94
Reinsurance recoverables	344	(101)	(162)
Deferred acquisition costs	(5,824)	(5,227)	(4,854)
Claims and claim adjustment expense reserves	2,050	2,388	2,622
Unearned premium reserves	1,862	1,249	592
Other	45	750	129
Net cash provided by operating activities	6,465	7,274	6,519
Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,837	8,852	7,387
Proceeds from sales of investments:
Fixed maturities	5,657	3,165	3,057
Equity securities	138	102	116
Real estate investments	10	31	—
Other investments	302	427	276
Purchases of investments:
Fixed maturities	(15,908)	(18,153)	(14,073)
Equity securities	(136)	(407)	(127)
Real estate investments	(41)	(28)	(113)
Other investments	(574)	(520)	(472)
Net sales (purchases) of short-term securities	355	1,671	(566)
Securities transactions in the course of settlement	21	(19)	(47)
Acquisitions, net of cash acquired	(4)	(38)	—
Other	(385)	(279)	(330)
Net cash used in investing activities	(3,728)	(5,196)	(4,892)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(2,000)	(2,156)	(625)
Treasury stock acquired — net employee share-based compensation	(61)	(44)	(47)
Dividends paid to shareholders	(875)	(869)	(861)
Payment of debt	—	—	(500)
Issuance of debt	—	739	490
Issuance of common stock — employee share options	267	293	127
Net cash used in financing activities	(2,669)	(2,037)	(1,416)
Effect of exchange rate changes on cash	(30)	(1)	16
Net increase in cash	38	40	227
Cash at beginning of year	761	721	494
Cash at end of year	$799	$761	$721
Supplemental disclosure of cash flow information
Income taxes paid	$817	$707	$578
Interest paid	$349	$337	$339

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company).  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2021 and 2020 financial statements to conform to the 2022 presentation.
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
As a result of the reviews performed for the years ended December 31, 2022, 2021 and 2020, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2022 and 2021, the Company had a liability of $177 million and $176 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $17 million and $8 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2022, 2021 and 2020.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $69 million at both December 31, 2022 and 2021.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Premiums and Unearned Premium Reserves
Premiums are recognized as revenues over the period of the contract in proportion to the amount of insurance protection provided, which is generally pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium. However, the impact of extended payment terms and non-cancellation concessions granted to customers as a result of COVID-19 and related economic conditions is also considered in the Company's evaluation of the allowance.
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
Nature of Operations
Business Insurance
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world, including as a corporate member of Lloyd’s.  Business Insurance is organized as follows:
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
International
•International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing and public services industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
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
Bond & Specialty Insurance’s surety business in Brazil and Colombia is conducted through Junto Holding Brasil S.A. (Junto) and Junto Holding Latam S.A. in Brazil. The Company owns 49.5% of both Junto, a market leader in surety coverages in Brazil, and Junto Holding Latam S.A., which owns a majority interest in JMalucelli Travelers Seguros S.A., a Colombian surety provider. These joint venture investments are accounted for using the equity method and are included in “other investments” on the consolidated balance sheet.
Personal Insurance
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. Personal Insurance's primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
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
The following tables summarize the components of the Company’s revenues, income (loss), net written premiums and total assets by reportable business segments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2022
Premiums	$17,095	$3,418	$13,250	$33,763
Net investment income	1,864	258	440	2,562
Fee income	382	—	30	412
Other revenues	248	20	83	351
Total segment revenues (1)	$19,589	$3,696	$13,803	$37,088
Amortization and depreciation	$3,344	$697	$2,293	$6,334
Income tax expense (benefit)	536	195	(90)	641
Segment income (loss) (1)	2,531	908	(140)	3,299
2021
Premiums	$15,734	$3,138	$11,983	$30,855
Net investment income	2,265	247	521	3,033
Fee income	375	—	27	402
Other revenues	235	23	97	355
Total segment revenues (1)	$18,609	$3,408	$12,628	$34,645
Amortization and depreciation	$3,180	$643	$2,084	$5,907
Income tax expense	499	165	179	843
Segment income (1)	2,385	668	760	3,813
2020
Premiums	$15,294	$2,823	$10,927	$29,044
Net investment income	1,633	213	381	2,227
Fee income	405	—	24	429
Other revenues	176	27	76	279
Total segment revenues (1)	$17,508	$3,063	$11,408	$31,979
Amortization and depreciation	$3,069	$579	$1,908	$5,556
Income tax expense	213	107	308	628
Segment income (1)	1,309	473	1,195	2,977
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2022	2021	2020
Business Insurance:
Domestic:
Select Accounts	$3,099	$2,833	$2,821
Middle Market	9,923	8,933	8,511
National Accounts	1,085	987	996
National Property and Other	2,467	2,265	2,086
Total Domestic	16,574	15,018	14,414
International	1,061	1,074	1,017
Total Business Insurance	17,635	16,092	15,431
Bond & Specialty Insurance:
Domestic:
Management Liability	2,112	1,983	1,769
Surety	1,081	888	845
Total Domestic	3,193	2,871	2,614
International	539	505	337
Total Bond & Specialty Insurance	3,732	3,376	2,951
Personal Insurance:
Domestic:
Automobile	6,482	5,827	5,369
Homeowners and Other	6,916	5,980	5,329
Total Domestic	13,398	11,807	10,698
International	649	684	652
Total Personal Insurance	14,047	12,491	11,350
Total consolidated net written premiums	$35,414	$31,959	$29,732

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2022	2021	2020
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,425	$3,227	$3,378
Commercial automobile	2,976	2,855	2,761
Commercial property	2,611	2,275	2,087
General liability	2,875	2,576	2,401
Commercial multi-peril	4,109	3,667	3,552
Other	76	65	54
Total Domestic	16,072	14,665	14,233
International	1,023	1,069	1,061
Total Business Insurance	17,095	15,734	15,294
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,173	1,091	1,075
General liability	1,556	1,415	1,219
Other	222	220	237
Total Domestic	2,951	2,726	2,531
International	467	412	292
Total Bond & Specialty Insurance	3,418	3,138	2,823
Personal Insurance:
Domestic
Automobile	6,170	5,687	5,280
Homeowners and Other	6,426	5,608	4,988
Total Domestic	12,596	11,295	10,268
International	654	688	659
Total Personal Insurance	13,250	11,983	10,927
Total earned premiums	33,763	30,855	29,044
Net investment income	2,562	3,033	2,227
Fee income	412	402	429
Other revenues	351	355	279
Total segment revenues	37,088	34,645	31,979
Net realized investment gains (losses)	(204)	171	2
Total revenues	$36,884	$34,816	$31,981
Income reconciliation, net of tax
Total segment income	$3,299	$3,813	$2,977
Interest Expense and Other (1)	(301)	(291)	(291)
Core income	2,998	3,522	2,686
Net realized investment gains (losses)	(156)	132	11
Impact of changes in tax laws and/or tax rates (2)	—	8	—
Net income	$2,842	$3,662	$2,697
______________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $277 million, $269 million and $268 million in 2022, 2021 and 2020, respectively.
(2)    Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2022	2021
Asset reconciliation:
Business Insurance	$86,522	$90,353
Bond & Specialty Insurance	10,119	10,146
Personal Insurance	18,275	18,983
Total assets for reportable segments	114,916	119,482
Other assets (1)	801	984
Total consolidated assets	$115,717	$120,466
___________________________________________
(1)    The primary components of other assets at both December 31, 2022 and 2021, were the over-funded benefit plan assets related to the Company's qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2022	2021	2020
U.S.	$34,822	$32,596	$30,123
Non-U.S.:
Canada	1,300	1,351	1,278
Other Non-U.S.	762	869	580
Total Non-U.S.	2,062	2,220	1,858
Total revenues	$36,884	$34,816	$31,981

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2022, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,798	$—	$3	$363	$5,438
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,615	—	33	1,825	17,823
Revenue	11,076	—	29	907	10,198
State general obligation	1,104	—	3	88	1,019
Pre-refunded	2,323	—	17	1	2,339
Total obligations of U.S. states, municipalities and political subdivisions	34,118	—	82	2,821	31,379
Debt securities issued by foreign governments	1,049	—	—	55	994
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	—	13	200	1,991
Corporate and all other bonds	34,237	3	37	2,913	31,358
Total	$77,380	$3	$135	$6,352	$71,160

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2021, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,574	$—	$20	$32	$3,562
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,668	—	1,045	46	19,667
Revenue	11,274	—	693	27	11,940
State general obligation	1,158	—	67	2	1,223
Pre-refunded	3,825	—	207	—	4,032
Total obligations of U.S. states, municipalities and political subdivisions	34,925	—	2,012	75	36,862
Debt securities issued by foreign governments	1,041	—	7	7	1,041
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,754	—	68	5	1,817
Corporate and all other bonds	33,457	3	1,249	175	34,528
Total	$74,751	$3	$3,356	$294	$77,810

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

(at December 31, 2022, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,973	$4,941
Due after 1 year through 5 years	20,438	19,641
Due after 5 years through 10 years	24,982	22,224
Due after 10 years	24,809	22,363
	75,202	69,169
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	1,991
Total	$77,380	$71,160
Pre-refunded bonds of $2.34 billion and $4.03 billion at December 31, 2022 and 2021, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2022 and 2021 included $1.99 billion and $1.82 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2022 and 2021 were $922 million and $846 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.07 billion and $971 million at December 31, 2022 and 2021, respectively. Approximately 40% and 47% of the Company’s CMO holdings at December 31, 2022 and 2021, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $647 million and $511 million of non-guaranteed CMO holdings at December 31, 2022 and 2021, respectively, was “Aaa/Aa1” at both December 31, 2022 and 2021. The weighted average credit rating of all of the above securities was "Aaa/Aa1” at both December 31, 2022 and 2021.
At December 31, 2022 and 2021, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.14 billion and $1.30 billion, respectively, which are included in “Corporate and all other bonds” in the tables above.  At December 31, 2022 and 2021, approximately $131 million and $207 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $1.01 billion and $1.09 billion of non-guaranteed securities at December 31, 2022 and 2021, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa” at both December 31, 2022 and 2021.
At December 31, 2022 and 2021, the Company had $445 million and $253 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from the sales of fixed maturities classified as available for sale were $5.66 billion, $3.17 billion and $3.06 billion in 2022, 2021 and 2020, respectively. Gross gains of $27 million, $74 million and $70 million and gross losses of $99 million, $5 million and $3 million were realized on those sales in 2022, 2021 and 2020, respectively.
At December 31, 2022 and 2021, the Company’s insurance subsidiaries had $3.94 billion and $4.32 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $53 million and $58 million at December 31, 2022 and 2021, respectively.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $28 million and $33 million held by a wholly-owned subsidiary at December 31, 2022 and 2021, respectively, and $58 million and $34

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
million held by TRV at December 31, 2022 and 2021, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$706	$89	$32	$763
Non-redeemable preferred stock	41	3	—	44
Total	$747	$92	$32	$807

(at December 31, 2021, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$694	$137	$4	$827
Non-redeemable preferred stock	55	11	—	66
Total	$749	$148	$4	$893
The Company recognized $(61) million and $78 million of net gains (losses) on equity securities still held as of December 31, 2022 and 2021, respectively.

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
Proceeds from the sales of real estate investments were $10 million in 2022, $31 million in 2021 and $0 million in 2020. Gains of $4 million and $8 million were realized on those sales in 2022 and 2021, respectively. Net realized investment gains (losses) in 2022 also included $12 million of impairment charges related to real estate. Accumulated depreciation on real estate held for investment purposes was $519 million and $497 million at December 31, 2022 and 2021, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $116 million, $103 million, $78 million, $59 million and $45 million for 2023, 2024, 2025, 2026 and 2027, respectively, and $63 million for 2028 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 41 days to maturity at December 31, 2022.  The amortized cost of these securities, which totaled $3.47 billion and $3.84 billion at December 31, 2022 and 2021, respectively, approximated their fair value.
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
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at December 31, 2022 and 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at December 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,835	$100	$1,679	$263	$4,514	$363
Obligations of U.S. states, municipalities and political subdivisions	19,251	1,975	3,134	846	22,385	2,821
Debt securities issued by foreign governments	604	22	367	33	971	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,414	128	316	72	1,730	200
Corporate and all other bonds	24,080	1,635	6,096	1,278	30,176	2,913
Total	$48,184	$3,860	$11,592	$2,492	$59,776	$6,352

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2021, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,438	$32	$5	$—	$2,443	$32
Obligations of U.S. states, municipalities and political subdivisions	3,873	69	153	6	4,026	75
Debt securities issued by foreign governments	452	7	7	—	459	7
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	426	5	1	—	427	5
Corporate and all other bonds	7,306	153	436	22	7,742	175
Total	$14,495	$266	$602	$28	$15,097	$294
The following table summarizes, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at December 31, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	81	776	643	—	1,500
Debt securities issued by foreign governments	1	—	—	—	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	48	—	—	52
Corporate and all other bonds	89	526	8	—	623
Total	$175	$1,350	$651	$—	$2,176

At December 31, 2021, the Company had no fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. Recent increases in interest rates resulted in the gross unrealized investment losses above; however, since the Company generally holds its high-quality fixed maturity investments to maturity, the net unrealized loss is considered temporary in nature and is not expected to result in significant realized losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Impairment Charges
Credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2022	2021	2020
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$12	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	14	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
Corporate and all other bonds	—	2	15
Total fixed maturities	$26	$2	$15
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Twelve Months Ended December 31, 2022	At and For the Twelve Months Ended December 31, 2021

Balance, beginning of period	$3	$2
Additions for expected credit losses on securities where no credit losses were previously recognized	—	1
Additions for expected credit losses on securities where credit losses were previously recognized	1	1
Reductions due to sales/defaults of credit-impaired securities	(1)	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$3
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income, were $38 million, $2 million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net realized investment gains (losses) in 2022 included $12 million of realized losses related to real estate. Net realized investment gains (losses) in 2020 included $40 million of realized losses related to the other-than-temporary impairment of the carrying value of an equity method investment included in other investments. Credit losses related to the fixed maturity portfolio for 2022 and 2021 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders' equity on an after-tax basis at both December 31, 2022 and 2021.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
At December 31, 2022 and 2021, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $930 million and $1.11 billion at December 31, 2022 and 2021, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.
Net Investment Income

(for the year ended December 31, in millions)	2022	2021	2020
Gross investment income
Fixed maturities	$2,113	$1,989	$2,011
Equity securities	17	19	15
Short-term securities	73	7	44
Real estate investments	66	59	48
Other investments	336	999	146
Gross investment income	2,605	3,073	2,264
Investment expenses	43	40	37
Net investment income	$2,562	$3,033	$2,227
Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2022	2021	2020
Changes in net unrealized investment gains (losses)
Fixed maturities	$(9,279)	$(2,113)	$2,322
Other investments	(1)	(2)	—
Change in net pre-tax unrealized gains (losses) on investment securities	(9,280)	(2,115)	2,322
Related tax expense (benefit)	(1,967)	(456)	494
Change in net unrealized gains (losses) on investment securities	(7,313)	(1,659)	1,828
Balance, beginning of year	2,415	4,074	2,246
Balance, end of year	$(4,898)	$2,415	$4,074

Derivative Financial Instruments
From time to time, the Company enters into certain derivative financial instruments that are reported on the balance sheet at fair value. The change in fair value of these investments is reported in net realized investment gains and losses.
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. Net realized investment gains and losses related to this put/call option in 2022, 2021 and 2020 were not significant.

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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2022 and 2021.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions related to the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $371 million and $343 million for these investments at December 31, 2022 and 2021, respectively, in the amounts disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $15 million and $18 million fair value of these investments at December 31, 2022 and 2021, respectively, was disclosed in Level 1.
Other Liabilities
The Company has a put/call option that was entered into in connection with a business acquisition that allows the Company to acquire the remaining shares of the acquired company at a future date. The fair value of the put/call at December 31, 2022 and 2021 was $2 million and $3 million, respectively, and was determined using an internal model and is based on the acquired company's financial performance, adjusted for a risk margin and discounted to present value. The Company includes the fair value estimate of the put/call in Level 3.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	$5,438	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,379	—	31,379	—
Debt securities issued by foreign governments	994	—	994	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	—	1,991	—
Corporate and all other bonds	31,358	—	31,055	303
Total fixed maturities	71,160	5,438	65,419	303
Equity securities
Common stock	763	418	—	345
Non-redeemable preferred stock	44	15	3	26
Total equity securities	807	433	3	371
Other investments	16	15	—	1
Total	$71,983	$5,886	$65,422	$675

Other liabilities	$2	$—	$—	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,562	$3,562	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	36,862	—	36,858	4
Debt securities issued by foreign governments	1,041	—	1,041	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,817	—	1,762	55
Corporate and all other bonds	34,528	—	34,339	189
Total fixed maturities	77,810	3,562	74,000	248
Equity securities
Common stock	827	509	—	318
Non-redeemable preferred stock	66	21	20	25
Total equity securities	893	530	20	343
Other investments	23	18	—	5
Total	$78,726	$4,110	$74,020	$596

Other liabilities	$3	$—	$—	$3
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2022 and 2021.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2021	$248	$343	$5	$596
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	1	33	2	36
Reported in increases in other comprehensive income (loss)	(13)	—	—	(13)
Purchases, sales and settlements/maturities:
Purchases	226	7	—	233
Sales	—	—	(1)	(1)
Settlements/maturities	(55)	—	(2)	(57)
Gross transfers into Level 3	—	3	—	3
Gross transfers out of Level 3	(104)	(15)	(3)	(122)
Balance at December 31, 2022	$303	$371	$1	$675
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$33	$1	$34
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
The Company also includes in Level 3 the put/call option entered into in connection with a business acquisition that is reported in other liabilities and had a fair value of $2 million at December 31, 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2020	$166	$31	$4	$201
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	(1)	5	1	5
Reported in increases in other comprehensive income (loss)	(3)	—	—	(3)
Purchases, sales and settlements/maturities:
Purchases	227	307	—	534
Sales	—	—	—	—
Settlements/maturities	(48)	—	—	(48)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(93)	—	—	(93)
Balance at December 31, 2021	$248	$343	$5	$596
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$5	$1	$6
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

(at December 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,470	$3,470	$871	$2,546	$53
Financial liabilities:
Debt	$7,192	$6,509	$—	$6,509	$—
Commercial paper	100	100	—	100	—

(at December 31, 2021, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,836	$3,836	$1,163	$2,615	$58
Financial liabilities:
Debt	$7,190	$9,085	$—	$9,085	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2022 and 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at December 31, 2022 and 2021, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2022 and 2021.

	At and For the Twelve Months Ended December 31, 2022		At and For the Twelve Months Ended December 31, 2021
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,085	$107	$7,829	$105

Current period change for expected credit losses		54		65
Write-offs of uncollectible premiums receivable		84		63
Balance, end of period	$8,922	$77	$8,085	$107
Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at December 31, 2022 and 2021, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2022 and 2021.

	At and For the Twelve Months Ended December 31, 2022		At and For the Twelve Months Ended December 31, 2021
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,452	$141	$8,350	$146

Current period change for estimated uncollectible reinsurance		(9)		(5)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,063	$132	$8,452	$141

Of the total reinsurance recoverables at December 31, 2022, $5.72 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)
Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at December 31, 2022 and 2021, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2022 and 2021.

	At and For the Twelve Months Ended December 31, 2022		At and For the Twelve Months Ended December 31, 2021
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,890	$21	$4,242	$19

Current period change for expected credit losses		(3)		2
Write-offs of uncollectible contractholder receivables		1		—
Balance, end of period	$3,579	$17	$3,890	$21

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
The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital.  In addition to the coverage provided under this treaty, the Company also utilizes a reinsurance agreement entered into in connection with catastrophe bonds issued by Long Point Re IV to protect against certain weather-related and earthquake losses in the Northeastern United States, a Northeast property catastrophe excess-of-loss reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States and an underlying property aggregate catastrophe excess-of-loss reinsurance treaty to protect against the accumulation of certain property losses in North America. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in Business Insurance (for certain markets) and for Personal Insurance, and several reinsurance treaties specific to its international operations.
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
The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2022	2021	2020
Written premiums
Direct	$36,648	$33,180	$30,762
Assumed	1,228	1,064	1,001
Ceded	(2,462)	(2,285)	(2,031)
Total net written premiums	$35,414	$31,959	$29,732
Earned premiums
Direct	$34,948	$31,977	$29,978
Assumed	1,145	1,032	1,010
Ceded	(2,330)	(2,154)	(1,944)
Total net earned premiums	$33,763	$30,855	$29,044
Percentage of assumed earned premiums to net earned premiums	3.4%	3.3%	3.5%
Ceded claims and claim adjustment expenses incurred	$1,187	$1,184	$1,030
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2022	2021
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,792	$3,931
Gross structured settlements	2,802	2,900
Mandatory pools and associations	1,601	1,762
Gross reinsurance recoverables	8,195	8,593
Allowance for estimated uncollectible reinsurance	(132)	(141)
Net reinsurance recoverables	$8,063	$8,452
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
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $3.15 billion for 2023.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year.  There have been no terrorism-related losses that have triggered program coverage since the program was established.  Given that the law establishing the program remains untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program.  In addition, application of the program to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislative action could change or eliminate the program.  Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means.  While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(at December 31, in millions)	2022	2021
Business Insurance	$2,565	$2,610
Bond & Specialty Insurance	550	550
Personal Insurance	811	822
Other	26	26
Total	$3,952	$4,008

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$48	$48
Contract-based (1)	204	191	13
Total subject to amortization	300	239	61
Not subject to amortization	226	—	226
Total	$526	$239	$287

(at December 31, 2021, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$104	$41	$63
Contract-based (1)	205	188	17
Total subject to amortization	309	229	80
Not subject to amortization	226	—	226
Total	$535	$229	$306
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
Amortization expense of intangible assets was $13 million, $14 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for all intangible assets subject to amortization is estimated to be $12 million in 2023, $12 million in 2024, $11 million in 2025, $11 million in 2026 and $8 million in 2027. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $3 million in 2023, $2 million in 2024, $2 million in 2025, $1 million in 2026 and $1 million in 2027.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2022	2021
Property-casualty	$58,643	$56,897
Accident and health	6	10
Total	$58,649	$56,907
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2022	2021	2020
Claims and claim adjustment expense reserves at beginning of year	$56,897	$54,510	$51,836
Less reinsurance recoverables on unpaid losses	8,209	8,153	8,035
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	53
Net reserves at beginning of year	48,688	46,357	43,854
Estimated claims and claim adjustment expenses for claims arising in the current year	23,308	20,698	19,285
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(537)	(484)	(267)
Total increases	22,771	20,214	19,018
Claims and claim adjustment expense payments for claims arising in:
Current year	9,406	8,401	7,497
Prior years	10,945	9,470	9,092
Total payments	20,351	17,871	16,589
Unrealized foreign exchange loss (gain)	(255)	(12)	74
Net reserves at end of year	50,853	48,688	46,357
Plus reinsurance recoverables on unpaid losses	7,790	8,209	8,153
Claims and claim adjustment expense reserves at end of year	$58,643	$56,897	$54,510
Gross claims and claim adjustment expense reserves at December 31, 2022 increased by $1.75 billion over December 31, 2021, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in 2022, partially offset by (iv) claim payments made during 2022 and (v) net favorable prior year reserve development. Gross claims and claim adjustment expense reserves at December 31, 2021 increased by $2.39 billion over December 31, 2020, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) catastrophe losses in 2021, (iii) loss cost trends for the current accident year and (iv) reduced claim settlement activity largely due to continued disruptions in the judicial system related to COVID-19, partially offset by (v) claim payments made during 2021.
Reinsurance recoverables on unpaid losses at December 31, 2022 decreased by $419 million from December 31, 2021, primarily reflecting cash collections and decreases in mandatory pools and associations and structured settlements. Reinsurance recoverables on unpaid losses at December 31, 2021 increased by $56 million over December 31, 2020, primarily reflecting the impacts of catastrophe losses in 2021, partially offset by a lower level of structured settlements and recoverables from mandatory pools and associations.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at both December 31, 2022 and 2021.  Total reserves net of the discount were $2.72 billion and $2.74 billion, and the related amount of discount was $1.12 billion and $1.15 billion, at December 31, 2022 and 2021, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $46 million, $48 million and $49 million for the years ended December 31, 2022, 2021 and 2020.

Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2022
In 2022, estimated claims and claim adjustment expenses incurred included $537 million of net favorable development for claims arising in prior years, including $649 million of net favorable prior year reserve development and $46 million of accretion of discount that impacted the Company's results of operations.
Business Insurance. Net favorable prior year reserve development in 2022 totaled $381 million, primarily driven by the following:
•Workers' compensation - better than expected loss experience in domestic operations for multiple accident years;
•Commercial property - better than expected loss experience in domestic operations for recent accident years; and
•Commercial multi-peril (excluding asbestos and environmental) - better than expected loss experience in domestic operations for recent accident years;
Partially offset by:
•Asbestos reserves - an addition of $212 million, primarily in the domestic operations' general liability product line;
•General liability (excluding asbestos and environmental) - higher than expected loss experience in the segment's domestic operations for excess coverages for multiple accident years, as well as an increase to general liability reserves in the Company's run-off operations; and
•Environmental reserves - an addition primarily in the domestic operations' general liability product line.
Bond & Specialty Insurance. Net favorable prior year reserve development in 2022 totaled $222 million, primarily driven by better than expected loss experience in the domestic operations' fidelity and surety product lines for recent accident years.
Personal Insurance. Net favorable prior year reserve development in 2022 totaled $46 million.
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
Partially offset by:
•Asbestos reserves - an addition of $225 million, primarily in the segment's domestic general liability product line;
•Other reserves - an addition related to run-off operations; and
•Environmental reserves - an addition primarily in the segment's domestic general liability product line.
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
Business Insurance. Net unfavorable prior year reserve development in 2020 totaled $91 million, primarily driven by the following:
•Asbestos reserves - an addition of $295 million, primarily in the segment's domestic general liability product line;
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
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2022.

(at December 31, 2022, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$9,269	$(135)	$9,134	$949	$10,083
Commercial property	1,109	—	1,109	459	1,568
Commercial multi-peril	4,819	—	4,819	219	5,038
Commercial automobile	3,856	—	3,856	291	4,147
Workers’ compensation (1)	16,473	(934)	15,539	629	16,168
Bond & Specialty Insurance
General liability	2,388	—	2,388	204	2,592
Fidelity and surety	564	—	564	6	570
Personal Insurance
Automobile	3,654	—	3,654	390	4,044
Homeowners (excluding Other)	2,327	—	2,327	108	2,435
International - Canada	708	—	708	20	728
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	45,167	(1,069)	44,098	3,275	47,373
Other insurance contracts (2)	4,187	(4)	4,183	1,786	5,969
Unallocated loss adjustment expense reserves	2,481	—	2,481	14	2,495
Structured settlements (3)	—	—	—	2,758	2,758
Other	91	—	91	(43)	48
Total property-casualty	51,926	(1,073)	50,853	7,790	58,643
Accident and health	—	—	—	6	6
Total	$51,926	$(1,073)	$50,853	$7,796	$58,649
___________________________________________
(1)Net discount amount includes discount of $51 million on reinsurance recoverables for long-term disability and annuity claim payments.
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
(4)Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2022 were $8.06 billion.
The claim development tables that follow present, by accident year, incurred and cumulative paid claims and allocated claim adjustment expense on a historical basis.  This claim development information is presented on an undiscounted, net of reinsurance basis for ten years, or the number of years for which claims incurred typically remain outstanding if less than ten years. The claim development tables also provide the historical average annual percentage payout of incurred claims by age, net of reinsurance, as supplementary information (identified as unaudited in the tables below). The historical average annual percentage payout for incurred claims is subject to variability due to the impact of both large claim activity and subrogation recoveries, among other items.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2022	Cumulative Number of Reported Claims
2013	$965	$975	$958	$940	$927	$933	$975	$975	$963	$963	$67	22,807
2014		976	989	983	948	956	1,013	988	979	971	86	22,619
2015			998	956	923	967	1,057	1,087	1,072	1,082	78	21,778
2016				1,075	1,058	1,087	1,187	1,204	1,179	1,185	143	20,662
2017					1,133	1,143	1,196	1,234	1,226	1,243	171	19,450
2018						1,253	1,312	1,344	1,395	1,477	294	19,508
2019							1,447	1,486	1,498	1,567	452	18,691
2020								1,467	1,493	1,470	719	13,622
2021									1,591	1,589	1,058	12,974
2022										1,696	1,452	11,568
									Total	$13,243

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2013	$35	$175	$363	$498	$639	$745	$816	$836	$853	$868
2014		37	163	321	515	640	750	805	832	849
2015			36	137	336	558	740	828	875	927
2016				35	191	421	649	758	858	951	Liability for Claims
2017					40	180	378	552	724	914	And Allocated Claim
2018						42	202	441	709	939	Adjustment Expenses,
2019							51	233	482	816	Net of Reinsurance
2020								61	244	458
2021									67	231	2013 -	Before
2022										81	2022	2013
									Total	$7,034	$6,209	$3,060
										Total net liability		$9,269

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.6%	11.8%	17.0%	18.2%	13.8%	10.9%	6.3%	3.2%	1.8%	1.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
2018	$1,093	$1,079	$1,070	$1,068	$1,051	$14	25,094
2019		1,069	1,034	1,031	1,039	3	25,427
2020			1,107	1,025	1,005	38	25,638
2021				1,236	1,190	2	25,436
2022					1,309	227	23,549
				Total	$5,594

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2018	$561	$928	$981	$1,005	$1,009	Adjustment Expenses,
2019		610	957	1,001	1,012	Net of Reinsurance
2020			580	857	907
2021				645	1,068	2018 -	Before
2022					624	2022	2018
				Total	$4,620	$974	$135
					Total net liability		$1,109

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	54.3%	32.8%	4.7%	1.7%	0.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
2013	$1,615	$1,623	$1,620	$1,609	$1,591	$1,600	$1,599	$1,598	$1,593	$1,591	$19	84,057
2014		1,663	1,627	1,625	1,617	1,626	1,627	1,627	1,622	1,619	23	78,513
2015			1,568	1,625	1,593	1,597	1,606	1,593	1,584	1,571	32	72,237
2016				1,662	1,623	1,598	1,590	1,601	1,587	1,579	42	69,487
2017					1,872	1,928	1,956	1,919	1,935	1,943	80	72,491
2018						1,976	2,114	2,092	2,112	2,121	108	76,526
2019							2,017	2,087	2,089	2,103	182	67,315
2020								2,142	2,141	2,126	424	69,470
2021									2,164	2,097	521	55,421
2022										2,502	1,036	42,299
									Total	$19,252

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2013	$644	$987	$1,167	$1,304	$1,410	$1,475	$1,516	$1,532	$1,544	$1,556
2014		628	956	1,154	1,328	1,448	1,512	1,544	1,560	1,577
2015			595	970	1,144	1,310	1,409	1,452	1,489	1,512
2016				585	950	1,133	1,278	1,373	1,437	1,477	Liability for Claims
2017					716	1,199	1,388	1,531	1,674	1,763	And Allocated Claim
2018						792	1,302	1,500	1,669	1,815	Adjustment Expenses,
2019							707	1,187	1,423	1,628	Net of Reinsurance
2020								791	1,180	1,373
2021									744	1,206	2013 -	Before
2022										817	2022	2013
									Total	$14,724	$4,528	$291
										Total net liability		$4,819

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	36.7%	22.3%	10.7%	9.2%	6.8%	3.9%	2.3%	1.2%	0.9%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
2018	$1,645	$1,742	$1,745	$1,761	$1,781	$63	204,942
2019		1,835	1,951	1,976	1,992	149	207,185
2020			1,788	1,677	1,621	364	142,649
2021				1,741	1,757	561	147,563
2022					1,939	989	141,652
				Total	$9,090

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2018	$515	$848	$1,159	$1,404	$1,594	Adjustment Expenses,
2019		539	934	1,269	1,577	Net of Reinsurance
2020			437	696	958
2021				453	800	2018 -	Before
2022					540	2022	2018
				Total	$5,469	$3,621	$235
					Total net liability		$3,856

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	27.3%	18.6%	16.8%	14.6%	10.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
2013	$2,553	$2,545	$2,540	$2,506	$2,463	$2,423	$2,354	$2,321	$2,304	$2,273	$309	135,317
2014		2,554	2,553	2,547	2,476	2,430	2,393	2,352	2,336	2,277	352	131,630
2015			2,644	2,585	2,505	2,441	2,372	2,279	2,220	2,155	398	131,175
2016				2,768	2,690	2,569	2,473	2,372	2,300	2,235	379	131,848
2017					2,779	2,681	2,584	2,483	2,439	2,342	501	125,747
2018						2,744	2,687	2,599	2,503	2,416	625	123,572
2019							2,680	2,714	2,699	2,632	724	120,190
2020								2,559	2,530	2,433	908	96,477
2021									2,356	2,349	1,006	94,430
2022										2,293	1,415	92,937
									Total	$23,405

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2013	$458	$954	$1,237	$1,413	$1,525	$1,604	$1,659	$1,700	$1,729	$1,756
2014		455	944	1,224	1,399	1,505	1,581	1,634	1,672	1,703
2015			430	893	1,154	1,310	1,411	1,470	1,520	1,547
2016				421	873	1,118	1,272	1,367	1,433	1,486	Liability for Claims
2017					433	890	1,154	1,314	1,418	1,490	And Allocated Claim
2018						440	919	1,169	1,330	1,440	Adjustment Expenses,
2019							466	951	1,229	1,402	Net of Reinsurance
2020								389	794	1,017
2021									427	848	2013 -	Before
2022										388	2022	2013
									Total	$13,077	$10,328	$6,145
										Total net liability		$16,473

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	18.4%	19.7%	11.1%	7.1%	4.6%	3.1%	2.4%	1.6%	1.3%	1.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
2013	$510	$565	$606	$630	$654	$607	$586	$575	$564	$561	$(8)	4,471
2014		549	571	563	518	473	452	450	449	451	14	4,379
2015			528	524	486	437	395	414	413	414	23	4,229
2016				512	511	504	520	514	510	511	19	4,407
2017					534	517	526	493	524	554	49	4,606
2018						530	548	585	595	605	49	4,850
2019							588	653	665	670	146	5,408
2020								772	753	741	265	5,329
2021									812	756	404	5,272
2022										803	616	3,462
									Total	$6,066

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2013	$34	$154	$252	$352	$400	$434	$451	$462	$482	$551
2014		38	150	239	312	367	407	418	426	431
2015			38	141	234	310	338	348	381	383
2016				30	141	233	313	378	446	463	Liability for Claims
2017					38	155	262	340	404	450	And Allocated Claim
2018						49	182	290	383	458	Adjustment Expenses,
2019							51	189	323	410	Net of Reinsurance
2020								52	210	333
2021									78	210	2013 -	Before
2022										69	2022	2013
									Total	$3,758	$2,308	$80
										Total net liability		$2,388

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.8%	21.7%	19.0%	15.8%	10.8%	7.7%	4.2%	1.5%	2.3%	12.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2018	2019	2020	2021	2022	IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2018	$220	$235	$220	$220	$216	$(7)	914
2019		203	193	200	185	18	888
2020			274	203	219	95	787
2021				284	172	117	576
2022					310	244	526
				Total	$1,102

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2018	$64	$171	$202	$206	$214	Adjustment Expenses,
2019		49	121	147	154	Net of Reinsurance
2020			50	79	110
2021				25	50	2018 -	Before
2022					36	2022	2018
				Total	$564	$538	$26
					Total net liability		$564

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	21.0%	29.1%	14.1%	2.9%	3.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2018	2019	2020	2021	2022	IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2018	$3,281	$3,269	$3,233	$3,220	$3,223	$22	1,051,593
2019		3,362	3,361	3,333	3,339	64	1,033,458
2020			2,829	2,764	2,729	150	810,317
2021				3,716	3,770	426	997,397
2022					4,755	1,334	1,015,497
				Total	$17,816

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2018	$1,889	$2,582	$2,880	$3,040	$3,144	Adjustment Expenses,
2019		1,933	2,650	2,958	3,159	Net of Reinsurance
2020			1,571	2,126	2,411
2021				2,062	2,981	2018 -	Before
2022					2,683	2022	2018
				Total	$14,378	$3,438	$216
					Total net liability		$3,654

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	57.0%	21.9%	9.6%	5.5%	3.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2018	2019	2020	2021	2022	IBNR Reserves December 31, 2022	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2018	$2,610	$2,574	$2,381	$2,325	$2,321	$24	187,375
2019		2,297	2,344	2,343	2,341	12	181,434
2020			3,019	2,967	2,909	68	220,946
2021				3,463	3,486	148	231,949
2022					4,277	1,339	191,981
				Total	$15,334

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2018	$1,657	$2,298	$2,255	$2,239	$2,253	Adjustment Expenses,
2019		1,613	2,179	2,269	2,300	Net of Reinsurance
2020			2,019	2,673	2,755
2021				2,334	3,235	2018 -	Before
2022					2,537	2022	2018
				Total	$13,080	$2,254	$73
					Total net liability		$2,327

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	67.2%	25.0%	1.6%	0.3%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2022	Cumulative
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2013	$464	$458	$449	$438	$425	$424	$414	$410	$407	$410	$(4)	54,237
2014		410	425	426	415	408	405	405	402	410	(3)	52,294
2015			345	345	345	341	343	342	337	337	(4)	45,217
2016				346	392	392	401	401	400	401	(3)	45,765
2017					331	365	386	386	386	389	(4)	46,822
2018						421	442	444	448	451	7	50,601
2019							426	421	441	444	22	48,212
2020								332	320	306	46	30,208
2021									334	322	66	28,114
2022										371	104	30,724
									Total	$3,841

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2013	$186	$260	$291	$322	$353	$371	$387	$395	$402	$403
2014		181	254	289	317	347	368	383	398	401
2015			155	216	243	270	294	308	321	328
2016				202	271	296	329	352	369	381	Liability for Claims
2017					174	246	284	307	332	352	And Allocated Claim
2018						210	292	326	363	394	Adjustment Expenses,
2019							207	277	311	348	Net of Reinsurance
2020								138	186	209
2021									123	180	2013 -	Before
2022										162	2022	2013
									Total	$3,158	$683	$25
										Total net liability		$708

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	45.0%	17.5%	7.8%	7.6%	6.8%	4.6%	3.7%	2.4%	1.2%	0.4%

The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2022 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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
Asbestos and Environmental Reserves
At December 31, 2022 and 2021, the Company’s claims and claim adjustment expense reserves included $1.68 billion and $1.66 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
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

The completion of these reviews and analyses in 2022, 2021 and 2020 resulted in $212 million, $225 million and $295 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2022, 2021 and 2020 were $245 million, $221 million and $237 million, respectively. Approximately 2%, 9% and 1% of total net paid losses in 2022, 2021 and 2020, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders' ability to present future claims to the Company.
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2022, 2021 and 2020, the Company increased its net environmental reserves by $132 million, $89 million and $54 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2022	2021
Short-term:
Commercial paper	$100	$100
Total short-term debt	100	100
Long-term:
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	700
4.05% Senior notes due March 7, 2048	500	500
4.10% Senior notes due March 4, 2049	500	500
2.55% Senior notes due April 27, 2050	500	500
3.05% Senior notes due June 8, 2051	750	750
Total long-term debt	7,254	7,254
Total debt principal	7,354	7,354
Unamortized fair value adjustment	38	39
Unamortized debt issuance costs	(100)	(103)
Total debt	$7,292	$7,290
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

2020 Debt Repayment. On November 1, 2020, the Company's $500 million, 3.90% notes matured and were fully paid.

Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2022 ranged from 0.10% to 4.29%, and in 2021 ranged from 0.09% to 0.12%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million and $2 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2022	2021
Junior subordinated debentures	7.625%	Dec. 2027	$7	$8	6.147%
	8.500%	Dec. 2045	14	14	6.362%
	8.312%	Jul. 2046	17	17	6.362%
Total			$38	$39
The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries Travelers Property Casualty Corp. (TPC) and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.
Maturities—Other than commercial paper, the amount of debt obligations that become due in each of the next five years is as follows: 2023, $0; 2024, $0; 2025, $0; 2026, $200 million; and 2027, $125 million.
Credit Agreement
On June 15, 2022, the Company entered into to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that was due to expire on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company's net worth at March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors.  At December 31, 2022, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings.  At December 31, 2022, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
The Company has uncollateralized letters of credit with an aggregate limit of $302 million at December 31, 2022, including $260 million that provides a portion of the capital needed to support the Company's obligations at Lloyd's.
Shelf Registration
The Company has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 8, 2025 which permits it to issue securities from time to time at prices and on other terms to be determined at the time of offering.

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
Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  In April 2021, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. During 2022, the Company repurchased 11.6 million shares under its share repurchase authorization, for a total of $2.00 billion. The average cost per share repurchased was $172.82. At December 31, 2022, the Company had $2.00 billion of capacity remaining under its share repurchase authorization.
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
cover the price of certain stock options that were exercised.  During the years ended December 31, 2022 and 2021, the Company acquired $61 million and $44 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.55 billion is available by the end of 2023 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2023 and/or increase the amount of dividends from its insurance subsidiaries in 2023, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company's financial position or liquidity at December 31, 2022.
TRV and its two non-insurance holding company subsidiaries received dividends of $2.90 billion, $2.18 billion and $2.00 billion from their U.S. insurance subsidiaries in 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, TRV declared cash dividends per common share of $3.67, $3.49 and $3.37, respectively, and paid cash dividends of $875 million, $869 million and $861 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $2.62 billion, $3.41 billion and $2.98 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $23.68 billion and $23.91 billion at December 31, 2022 and 2021, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                     OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2022, 2021 and 2020.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$2,057	$189	$(846)	$(760)	$640
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,876	(7)	(53)	21	1,837
Amounts reclassified from AOCI, net of tax	(41)	—	67	(1)	25
Net OCI, current period	1,835	(7)	14	20	1,862
Balance, December 31, 2020	3,892	182	(832)	(740)	2,502
OCI before reclassifications, net of tax	(1,606)	—	278	(9)	(1,337)
Amounts reclassified from AOCI, net of tax	(53)	—	81	—	28
Net OCI, current period	(1,659)	—	359	(9)	(1,309)
Balance, December 31, 2021	2,233	182	(473)	(749)	1,193
OCI before reclassifications, net of tax	(7,387)	(3)	(102)	(256)	(7,748)
Amounts reclassified from AOCI, net of tax	77	—	33	—	110
Net OCI, current period	(7,310)	(3)	(69)	(256)	(7,638)
Balance, December 31, 2022	$(5,077)	$179	$(542)	$(1,005)	$(6,445)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2022	2021	2020
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(9,276)	$(2,115)	$2,331
Income tax expense (benefit)	(1,966)	(456)	496
Net of taxes	(7,310)	(1,659)	1,835
Having credit losses recognized in the consolidated statement of income	(4)	—	(9)
Income tax benefit	(1)	—	(2)
Net of taxes	(3)	—	(7)
Net changes in benefit plan assets and obligations	(87)	455	18
Income tax expense (benefit)	(18)	96	4
Net of taxes	(69)	359	14
Net changes in unrealized foreign currency translation	(273)	(11)	12
Income tax benefit	(17)	(2)	(8)
Net of taxes	(256)	(9)	20
Total other comprehensive income (loss)	(9,640)	(1,671)	2,352
Income tax expense (benefit)	(2,002)	(362)	490
Total other comprehensive income (loss), net of taxes	$(7,638)	$(1,309)	$1,862

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
The following table presents the pre-tax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income.

(for the year ended December 31, in millions)	2022	2021	2020
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$98	$(67)	$(52)
Income tax (expense) benefit (2)	21	(14)	(11)
Net of taxes	77	(53)	(41)
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (3)	17	41	35
General and administrative expenses (3)	24	61	50
Total	41	102	85
Income tax benefit (2)	8	21	18
Net of taxes	33	81	67
Reclassification adjustment related to foreign currency translation (1)	—	—	(1)
Income tax benefit (2)	—	—	—
Net of taxes	—	—	(1)
Total reclassifications	139	35	32
Total income tax benefit	29	7	7
Total reclassifications, net of taxes	$110	$28	$25
___________________________________________
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.                                   EARNINGS PER SHARE (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2022	2021	2020
Basic and Diluted
Net income, as reported	$2,842	$3,662	$2,697
Participating securities — allocated income	(20)	(27)	(19)
Net income available to common shareholders — basic and diluted	$2,822	$3,635	$2,678
Common Shares
Basic
Weighted average shares outstanding	237.0	248.5	253.5
Diluted
Weighted average shares outstanding	237.0	248.5	253.5
Weighted average effects of dilutive securities:
Stock options and performance shares	2.7	2.3	1.1
Total	239.7	250.8	254.6
Net income Per Common Share	0
Basic	$11.91	$14.63	$10.56
Diluted	$11.77	$14.49	$10.52
13.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense (benefit) included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2022	2021	2020
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$636	$659	$532
Foreign	97	67	35
State	8	6	4
Total current tax expense	741	732	571
Deferred expense (benefit):
Federal	(186)	62	(29)
Foreign	(43)	2	(2)
Total deferred tax expense (benefit)	(229)	64	(31)
Total income tax expense included in the consolidated statement of income	512	796	540
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	(2,002)	(362)	490
Total income tax expense (benefit) included in the consolidated financial statements	$(1,490)	$434	$1,030

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2022	2021	2020
Income before income taxes
U.S.	$3,101	$4,107	$3,095
Foreign	253	351	142
Total income before income taxes	3,354	4,458	3,237
Effective tax rate
Statutory tax rate	21%	21%	21%
Expected federal income tax expense	704	936	680
Tax effect of:
Nontaxable investment income	(149)	(147)	(147)
Audit reserve	(40)	1	15
Other, net	(3)	6	(8)
Total income tax expense	$512	$796	$540
Effective tax rate	15%	18%	17%
The Company paid income taxes of $817 million, $707 million and $578 million during the years ended December 31, 2022, 2021 and 2020, respectively.  The current income tax receivable of $32 million at December 31, 2022 was included in other assets in the consolidated balance sheet. The current income tax payable of $119 million at December 31, 2021 was included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Deferred Tax Asset (Liability)

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2022	2021
Deferred tax assets
Investments	$999	$—
Claims and claim adjustment expense reserves	660	601
Unearned premium reserves	673	603
Net operating losses	96	101
Other	262	187
Total gross deferred tax assets	2,690	1,492
Less: valuation allowance	27	23
Adjusted gross deferred tax assets	2,663	1,469
Deferred tax liabilities
Claims and claim adjustment expense reserve discounting (transition rule)	58	77
Deferred acquisition costs	539	479
Investments	—	940
Intangibles	65	59
Depreciation	105	112
Other	19	91
Total gross deferred tax liabilities	786	1,758
Net deferred tax asset (liability)	$1,877	$(289)
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was an increase of $4 million in 2022, primarily driven by a $5 million increase in the Company's Canadian subsidiary, partially offset by a decrease of $1 million in the Company's Republic of Ireland subsidiary.  Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. Any potential U.S. income tax on these amounts is immaterial.

Net Operating Losses
For tax return purposes, as of December 31, 2022, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.  The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$2	2035 - 2036
Canada	$46	2035 - 2042
Republic of Ireland	$120	None
United Kingdom	$257	None

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Balance at January 1	$48	$49
Additions for tax positions of prior years	3	2
Reductions for tax positions of prior years	(44)	(3)
Additions based on tax positions related to current year	2	—
Expiration of statute of limitations	—	—
Balance at December 31	$9	$48
Included in the balances at December 31, 2022 and 2021 were $8 million and $48 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $1 million and $0 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $(13) million, $3 million and $0 million in interest, respectively.  The Company had approximately $3 million and $16 million accrued for the payment of interest at December 31, 2022 and 2021, respectively.
The IRS has completed examination of the Company’s U.S. income tax returns for all years through 2018. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.
Enactment of the Inflation Reduction Act of 2022
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The enactment of the IRA did not have any impact on the Company’s financial statements in 2022. While the Company will be an applicable corporation subject to the AMT tax beginning in 2023 based on its reported GAAP earnings for the past three years, the Company expects any AMT tax incurred to be treated as a taxable temporary difference and have no direct impact on total income tax expense, subject to any additional guidance or regulations that may be issued. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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
The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restrictions and represents an even pattern of exercise behavior over the remaining term. The expected volatility assumption is based on the historical volatility of the Company’s common stock for the same period as the estimated option term generally using the volatility of the week prior to the stock option grant.  The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield of a U.S. Treasury bill with a term comparable to the expected option term for the same week used for measuring volatility.  The following table provides information about options granted:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

(for the year ended December 31,)	2022	2021	2020
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	24.81%	24.22% - 24.53%	15.73%
Weighted average volatility	24.81%	24.22%	15.73%
Expected annual dividend per share	$3.52	$3.40 - $3.52	$3.28
Risk-free rate	1.83%	0.59% - 1.08%	1.37%
Additional information
Weighted average grant-date fair value of options granted (per share)	$35.70	$23.32	$14.41
Total intrinsic value of options exercised during the year (in millions)	$110	$94	$47
A summary of stock option activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2022 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	9,419,885	$126.62
Original grants	1,104,483	172.50
Exercised	(1,905,314)	115.38
Forfeited or expired	(60,190)	144.00
Outstanding, end of year	8,558,864	$134.92	6.3 years	$450
Vested at end of year (1)	6,909,187	$132.54	6.0 years	$380
Exercisable at end of year	3,984,199	$124.32	4.6 years	$252
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
On February 7, 2023, the Company, under the 2014 Incentive Plan, granted 874,632 stock option awards with an exercise price of $189.01 per share. The fair value attributable to the stock option awards on the date of grant was $47.77 per share.
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
The Company also has a Performance Share Awards program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
recipient meeting certain years of service criteria, generally three years for full vesting. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 200% for awards granted in 2021, 2022 and 2023), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.  Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2022, 2021 and 2020 was $159 million, $124 million and $127 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2014 Incentive Plan and the legacy plans as of and for the year ended December 31, 2022 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,108,825		$134.05	930,557		$136.96
Granted	523,727		172.28	317,342		172.50
Vested	(521,660)	(1)	140.05	(367,365)	(2)	132.58
Forfeited	(76,470)		145.52	(13,685)		145.18
Performance-based adjustment	—		—	196,075	(3)	166.87
Nonvested, end of year	1,034,422		$149.53	1,062,924		$154.49
___________________________________________
(1)Represents awards for which the requisite service has been rendered.
(2)Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(3)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2020 through 2022.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 280 at the beginning of the year and 269 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 32,670 at the beginning of the year and 36,719 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
On February 7, 2023, the Company, under the 2014 Incentive Plan, granted 779,913 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 473,693 shares and the performance share awards totaled 306,220 shares. The fair value per share attributable to the common stock awards on the date of grant was $189.01.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period.  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 1.5% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2022, 2021 and 2020 was $183 million, $162 million and $148 million, respectively. Included in these amounts are compensation cost adjustments of $23 million, $12 million and $3 million, for the years ended December 31, 2022, 2021 and 2020, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $31 million, $28 million and $25 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, there was $179 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $267 million, $293 million and $127 million in 2022, 2021 and 2020, respectively. The tax benefit for tax deductions from employee stock options exercised during 2022, 2021 and 2020 totaled $22 million, $19 million and $10 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,212	$4,326	$259	$265	$4,471	$4,591
Benefits earned	137	135	8	6	145	141
Interest cost on benefit obligation	95	79	6	4	101	83
Actuarial gain	(781)	(73)	(64)	(2)	(845)	(75)
Benefits paid	(263)	(255)	(14)	(13)	(277)	(268)
Settlement	—	—	(3)	—	(3)	—
Foreign currency exchange rate change	—	—	(12)	(1)	(12)	(1)
Benefit obligation at end of year	$3,400	$4,212	$180	$259	$3,580	$4,471
Change in plan assets:
Fair value of plan assets at beginning of year	$4,902	$4,631	$134	$125	$5,036	$4,756
Actual return on plan assets	(701)	526	(22)	11	(723)	537
Company contributions	—	—	13	12	13	12
Benefits paid	(263)	(255)	(14)	(13)	(277)	(268)
Settlement	—	—	(3)	—	(3)	—
Foreign currency exchange rate change	—	—	(13)	(1)	(13)	(1)
Fair value of plan assets at end of year	3,938	4,902	95	134	4,033	5,036
Funded status of plan at end of year	$538	$690	$(85)	$(125)	$453	$565
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$538	$690	$23	$6	$561	$696
Accrued under-funded benefit plan liabilities	—	—	(108)	(131)	(108)	(131)
Total	$538	$690	$(85)	$(125)	$453	$565
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$785	$618	$5	$49	$790	$667
Prior service cost (benefit)	(1)	(2)	1	1	—	(1)
Total	$784	$616	$6	$50	$790	$666

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2022	2021
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$149	$171
Benefits earned	—	—
Interest cost on benefit obligation	3	3
Actuarial gain	(45)	(16)
Benefits paid	(7)	(9)
Foreign currency exchange rate change	(1)	—
Benefit obligation at end of year	$99	$149
Change in plan assets:
Fair value of plan assets at beginning of year	$9	$11
Actual return on plan assets	—	—
Company contributions	6	7
Benefits paid	(7)	(9)
Fair value of plan assets at end of year	8	9
Funded status of plan at end of year	$(91)	$(140)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(91)	$(140)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain	$(94)	$(54)
Prior service benefit	(11)	(14)
Total	$(105)	$(68)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $3.44 billion and $4.25 billion at December 31, 2022 and 2021, respectively. The qualified domestic pension plan accounted for $3.27 billion and $4.00 billion of the total accumulated benefit obligation at December 31, 2022 and 2021, respectively, whereas the nonqualified and foreign plans accounted for $170 million and $246 million of the total accumulated benefit obligation at December 31, 2022 and 2021, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $108 million and $131 million at December 31, 2022 and 2021, respectively, and the aggregate plan assets were $0 million at both December 31, 2022 and 2021. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $99 million and $118 million at December 31, 2022 and 2021, respectively, and the aggregate plan assets were $0 million at both December 31, 2022 and 2021.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $99 million and $149 million at December 31, 2022 and 2021, respectively, and the aggregate plan assets were $8 million and $9 million at December 31, 2022 and 2021, respectively.
The $781 million actuarial gain experienced in 2022 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2022. The $73 million actuarial gain experienced in 2021 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2021.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2022, 2021 and 2020, there were no required or voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2023, and the Company has not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
determined whether additional funding will be made during 2023. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2023.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income (loss) related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost (Benefit):
Service cost	$145	$141	$133	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	101	83	114	3	3	4
Expected return on plan assets	(296)	(274)	(275)	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(3)	(4)	(3)
Net actuarial (gain) loss	49	109	93	(4)	(2)	(4)
Total non-service cost (benefit)	(147)	(83)	(69)	(4)	(3)	(3)
Net periodic benefit cost (benefit)	(2)	58	64	(4)	(3)	(3)
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Prior service benefit	—	—	1	—	—	—
Net actuarial (gain) loss	174	(338)	61	(45)	(16)	4
Foreign currency exchange rate change	(2)	—	1	1	—	—
Amortization of prior service benefit	1	1	1	3	4	3
Amortization of net actuarial gain (loss)	(49)	(109)	(93)	4	2	4
Total other changes recognized in other comprehensive income (loss)	124	(446)	(29)	(37)	(10)	11
Total other changes recognized in net periodic benefit cost and other comprehensive income (loss)	$122	$(388)	$35	$(41)	$(13)	$8

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
The following table indicates the line items in which the respective service costs and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2022, 2021 and 2020.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2022	2021	2020	2022	2021	2020
Service Cost:
Net investment income	$1	$1	$1	$—	$—	$—
Claims and claim adjustment expenses	58	57	55	—	—	—
General and administrative expenses	86	83	77	—	—	—
Total service cost	145	141	133	—	—	—

Non-Service Cost (Benefit):
Net investment income	(1)	—	—	—	—	—
Claims and claim adjustment expenses	(59)	(34)	(29)	(2)	(1)	(1)
General and administrative expenses	(87)	(49)	(40)	(2)	(2)	(2)
Total non-service cost (benefit)	(147)	(83)	(69)	(4)	(3)	(3)
Net periodic benefit cost (benefit)	$(2)	$58	$64	$(4)	$(3)	$(3)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(at and for the year ended December 31,)	2022	2021
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	5.19%	2.96%
Nonqualified domestic pension plan	5.13%	2.82%
Domestic postretirement benefit plan	5.08%	2.62%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	3.18%	2.96%
Interest cost	2.34%	1.88%
Nonqualified domestic pension plan:
Service cost	2.92%	2.58%
Interest cost	2.23%	1.69%
Domestic postretirement benefit plan:
Interest cost	2.08%	1.57%
Expected long-term rate of return on assets:
Pension plan	6.50%	6.50%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.25%	6.50%
Medical (age 65 and older)	9.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2032	2029
Medical (age 65 and older)	2032	2031
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
In choosing the expected long-term rate of return on plan assets, the Company selected the rate that reflected the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$80	$—	$80	$—
Debt securities issued by foreign governments	25	—	25	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	—	4	—
Corporate and all other bonds	713	—	713	—
Total fixed maturities	822	—	822	—
Mutual funds
Equity mutual funds	1,157	1,151	6	—
Bond mutual funds	754	751	3	—
Total mutual funds	1,911	1,902	9	—
Equity securities	1,116	1,116	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	183	131	52	—
Total cash and short-term securities	183	131	52	—
Total	$4,033	$3,149	$883	$1

(at December 31, 2021, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$26	$—	$26	$—
Debt securities issued by foreign governments	38	—	38	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6	—	6	—
Corporate and all other bonds	678	—	678	—
Total fixed maturities	748	—	748	—
Mutual funds
Equity mutual funds	1,645	1,638	7	—
Bond mutual funds	1,114	1,111	3	—
Total mutual funds	2,759	2,749	10	—
Equity securities	1,385	1,384	1	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	143	106	37	—
Total cash and short-term securities	143	106	37	—
Total	$5,036	$4,239	$796	$1

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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $8 million and $9 million at December 31, 2022 and 2021, respectively, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.
Estimated Future Benefit Payments
The following table presents the estimated benefits expected to be paid by the Company’s pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2023	$294	$9
2024	293	9
2025	292	9
2026	298	9
2027	296	9
2028 through 2032	1,442	40
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee's Savings Plan account, subject to limitations described below. In addition, when an eligible U.S. employee makes a payment toward their student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company's matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,000, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees and certain domestic employees participate in separate savings plans.  The total expense related to all of the savings plans was $139 million, $133 million and $132 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(for the year ended December 31, in millions)	2022	2021	2020

Lease cost
Operating leases	$81	$89	$95
Short-term leases (1)	2	1	2
Lease expense	83	90	97
Less: sublease income (2)	—	—	—
Net lease cost	$83	$90	$97

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$93	$104	$109
Right-of-use assets obtained in exchange for new lease liabilities	$30	$59	$67
Weighted average discount rate	2.39%	2.25%
Weighted average remaining lease term	4.4 years	4.9 years
_________________________________________________________
(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

The following table presents the contractual maturities of the Company's lease liabilities:

(in millions)	Real Estate Lease Liability

2023	$86
2024	68
2025	49
2026	43
2027	27
Thereafter	24
Total undiscounted lease payments	297
Less: present value adjustment	19
Operating lease liability	$278

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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others. These commitments totaled $1.80 billion and $1.70 billion at December 31, 2022 and 2021, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2022.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications that it utilizes with service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2022, all of which is indemnified by a third party.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
There were no material noncash financing or investing activities during the years ended December 31, 2022, 2021 and 2020.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2022. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2022, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 16, 2023

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

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 16, 2023.

Name	Age	Office
Alan D. Schnitzer	57	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	74	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	54	Vice Chairman and Chief Legal Officer
Daniel S. Frey	58	Executive Vice President and Chief Financial Officer
Andy F. Bessette	69	Executive Vice President and Chief Administrative Officer
Michael F. Klein	55	Executive Vice President and President, Personal Insurance
Jeffrey P. Klenk	53	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	53	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	57	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	58	Executive Vice President, Strategic Development and President, International
David D. Rowland	57	Executive Vice President and Co-Chief Investment Officer
Gregory C. Toczydlowski	56	Executive Vice President and President, Business Insurance
Daniel T.H. Yin	57	Executive Vice President and Co-Chief Investment Officer

Alan D. Schnitzer, 57, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 74, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining

Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 54, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.
Daniel S. Frey, 58, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 69, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 55, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Jeffrey P. Klenk, 53, has been Executive Vice President and President, Bond & Specialty Insurance since September 2021. Mr. Klenk joined the Company in 1999 and previously since 2016, he served as Executive Vice President, Management Liability, Bond & Specialty Insurance.
Diane Kurtzman, 53, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 57, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 58, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
David D. Rowland, 57, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Fixed Income. Mr. Rowland joined the Company in 1996 from Piper Jaffray Companies, where he was Vice President in the fixed income group.
Gregory C. Toczydlowski, 56, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.

Daniel T.H. Yin, 57, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Alternative Investments. Mr. Yin joined the Company in 2002 from ACE Asset Management, the investment arm of what is now Chubb, Ltd., where he was responsible for implementing investment strategies across a global portfolio.
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

Other
The following sections of the Company’s definitive Proxy Statement relating to its 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2022 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2023 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee,” “Share Ownership Information - Delinquent Section 16(a) Reports” and “Other Information - Shareholder Proposals for 2024 Annual Meeting” to the extent applicable.

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2022,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2022,” “Option Exercises and Stock Vested in 2022,” “Outstanding Equity Awards at December 31, 2022,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2022 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,527,414	(2)	$134.52 per share	(3)	7,358,850	(4)
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

(2)Total includes (i) 8,665,954 stock options, (ii) 1,056,677 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,523,527 restricted stock units, (iv) 260,778 director deferred stock awards and dividend equivalents accrued thereon and (v) 20,478 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.
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
(4)These shares are available for grant as of December 31, 2022 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and an additional 2.4 million shares, 3.1 million shares, 2.5 million shares and 4.4 million shares authorized by shareholders in May 2021, May 2019, May 2017 and May 2016, respectively, and shares subject to awards under the 2004 Incentive Plan and the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.
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

3.2
Bylaws of The Travelers Companies, Inc. as Amended and Restated December 7, 2022, were filed as Exhibit 3.2 to the Company's current report on Form 8-K filed on December 12, 2022, and are incorporated herein by reference.

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

10.17*
The Travelers Severance Plan (as Amended and Restated, effective January 1, 2022) was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022, and is incorporated herein by reference.

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

10.33*
Form of Performance Share Award Notification and Agreement (2022) was filed as Exhibit 10.34 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference.

10.34†*	Form of Performance Share Award Notification and Agreement (2023).
10.35†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
21.1†	A list of the subsidiaries of the Company.
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
101.1†
The following information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Balance Sheet at December 31, 2022 and 2021; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 16, 2023	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2023
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Daniel S. Frey
By	/s/ DOUGLAS K. RUSSELL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2023
Douglas K. Russell
By	*	Director	February 16, 2023
Alan L. Beller
By	*	Director	February 16, 2023
Janet M. Dolan
By	*	Director	February 16, 2023
Patricia L. Higgins
By	*	Director	February 16, 2023
William J. Kane
By	*	Director	February 16, 2023
Thomas B. Leonardi
By	*	Director	February 16, 2023
Clarence Otis Jr.
By	*	Director	February 16, 2023
Elizabeth E. Robinson
By	*	Director	February 16, 2023
Philip T. Ruegger III
By	*	Director	February 16, 2023
Rafael Santana
By	*	Director	February 16, 2023
Todd C. Schermerhorn
By	*	Director	February 16, 2023
Laurie J. Thomsen
By	*	Director	February 16, 2023
Bridget van Kralingen
	/s/ CHRISTINE K. KALLA		February 16, 2023
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2022	2021	2020
Revenues
Net investment income	$30	$13	$19
Net realized investment gains (losses)	(51)	28	27
Total revenues	(21)	41	46
Expenses
Interest	303	292	292
Other	13	13	18
Total expenses	316	305	310
Loss before income taxes and net income of subsidiaries	(337)	(264)	(264)
Income tax benefit	(99)	(59)	(61)
Loss before net income of subsidiaries	(238)	(205)	(203)
Net income of subsidiaries	3,080	3,867	2,900
Net income	$2,842	$3,662	$2,697

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31,	2022	2021	2020
Net income	$2,842	$3,662	$2,697
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains (losses) on investment securities having no credit losses recognized in the condensed statement of income	(12)	(4)	3
Net changes in benefit plan assets and obligations	(105)	444	25
Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	(117)	440	28
Income tax expense (benefit)	(38)	87	9
Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	(79)	353	19
Other comprehensive income (loss) of subsidiaries	(7,559)	(1,662)	1,843
Other comprehensive income (loss)	(7,638)	(1,309)	1,862
Comprehensive income (loss)	$(4,796)	$2,353	$4,559

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2022	2021
Assets
Fixed maturities	$112	$95
Equity securities	234	279
Short-term securities	1,406	1,479
Investment in subsidiaries	26,098	33,298
Other assets	748	704
Total assets	$28,598	$35,855
Liabilities
Debt	$6,597	$6,596
Other liabilities	433	366
Total liabilities	7,030	6,962
Shareholders’ equity
Common stock (1,750.0 shares authorized; 232.1 and 241.2 shares issued and outstanding)	24,565	24,154
Retained earnings	43,524	41,561
Accumulated other comprehensive income (loss)	(6,445)	1,193
Treasury stock, at cost (553.5 and 541.5 shares)	(40,076)	(38,015)
Total shareholders’ equity	21,568	28,893
Total liabilities and shareholders’ equity	$28,598	$35,855

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2022	2021	2020
Cash flows from operating activities
Net income	$2,842	$3,662	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,080)	(3,867)	(2,900)
Dividends received from consolidated subsidiaries	2,860	2,149	1,964
Deferred federal income tax expense	14	7	3
Change in income taxes payable	(13)	—	(6)
Other	7	(69)	(79)
Net cash provided by operating activities	2,630	1,882	1,679
Cash flows from investing activities
Net sales (purchases) of short-term securities	73	167	(256)
Other investments, net	(35)	(11)	(7)
Net cash provided by (used in) investing activities	38	156	(263)
Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(2,000)	(2,156)	(625)
Treasury stock acquired—net employee share-based compensation	(61)	(44)	(47)
Dividends paid to shareholders	(875)	(869)	(861)
Payment of debt	—	—	(500)
Issuance of debt	—	739	490
Issuance of common stock—employee share options	267	293	127
Net cash used in financing activities	(2,669)	(2,037)	(1,416)
Net increase (decrease) in cash	(1)	1	—
Cash at beginning of year	1	—	—
Cash at end of year	$—	$1	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$100	$66	$81
Cash paid during the year for interest	$301	$289	$291

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
TRV also has contingent obligations for guarantees in connection with the selling of businesses to third parties, certain insurance and reinsurance obligations of certain subsidiaries and various indemnifications including indemnifications that it utilizes with service providers in the normal course of business.  The guarantees and indemnification clauses are often standard contractual terms and include indemnifications for breaches of representations and warranties and in some cases obligations arising from certain liabilities. The terms of these provisions vary in duration and nature.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments. Accordingly, TRV is unable to provide an estimate of the maximum potential payments for such arrangements, and the likelihood for any payment under these guarantees is remote.

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2020-2022
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2022
Business Insurance	$1,315	$45,909	$8,619	$17,095	$1,864	$10,907	$2,788	$2,827	$17,635
Bond & Specialty Insurance	430	4,482	2,679	3,418	258	1,378	625	590	3,732
Personal Insurance	1,091	8,252	6,942	13,250	440	10,569	2,102	1,362	14,047
Total—Reportable Segments	2,836	58,643	18,240	33,763	2,562	22,854	5,515	4,779	35,414
Other	—	6	—	—	—	—	—	382	—
Consolidated	$2,836	$58,649	$18,240	$33,763	$2,562	$22,854	$5,515	$5,161	$35,414
2021
Business Insurance	$1,206	$45,358	$7,953	$15,734	$2,265	$10,398	$2,581	$2,746	$16,092
Bond & Specialty Insurance	375	4,247	2,360	3,138	247	1,473	570	532	3,376
Personal Insurance	961	7,292	6,156	11,983	521	8,427	1,892	1,370	12,491
Total—Reportable Segments	2,542	56,897	16,469	30,855	3,033	20,298	5,043	4,648	31,959
Other	—	10	—	—	—	—	—	369	—
Consolidated	$2,542	$56,907	$16,469	$30,855	$3,033	$20,298	$5,043	$5,017	$31,959
2020
Business Insurance	$1,152	$44,162	$7,556	$15,294	$1,633	$10,804	$2,518	$2,664	$15,431
Bond & Specialty Insurance	328	3,814	2,020	2,823	213	1,464	519	500	2,951
Personal Insurance	878	6,534	5,646	10,927	381	6,855	1,736	1,314	11,350
Total—Reportable Segments	2,358	54,510	15,222	29,044	2,227	19,123	4,773	4,478	29,732
Other	—	11	—	—	—	—	—	370	—
Consolidated	$2,358	$54,521	$15,222	$29,044	$2,227	$19,123	$4,773	$4,848	$29,732
___________________________________________
(1)    See note 2 of the notes to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.
(2)    Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2022
Reinsurance recoverables	$141	$(9)	$—	$—	$132
Allowance for uncollectible:
Premiums receivable from underwriting activities	$107	$56	$(2)	$84	$77
Deductibles	$29	$(3)	$—	$1	$25
2021
Reinsurance recoverables	$146	$(5)	$—	$—	$141
Allowance for uncollectible:
Premiums receivable from underwriting activities	$105	$65	$—	$63	$107
Deductibles	$27	$2	$—	$—	$29
2020
Reinsurance recoverables (2)	$92	$1	$53	$—	$146
Allowance for uncollectible:
Premiums receivable from underwriting activities	$55	$95	$2	$47	$105
Deductibles	$22	$7	$(2)	$—	$27
___________________________________________
(1)    Credited to the related asset account.
(2)    The $53 million represents the cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2020-2022
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2022	$2,836	$58,643	$1,124	$18,240	$33,763	$2,562	$23,308	$(537)	$5,515	$20,351	$35,414
2021	$2,542	$56,897	$1,146	$16,469	$30,855	$3,033	$20,698	$(484)	$5,043	$17,871	$31,959
2020	$2,358	$54,510	$1,138	$15,222	$29,044	$2,227	$19,285	$(267)	$4,773	$16,589	$29,732
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of the notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.