Form 10-Q
period 2023-03-31
TRAVELERS COMPANIES, INC.
filed 2023-04-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 14, 2023 was 230,976,565.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2023
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenues
Premiums	$8,854	$8,014
Net investment income	663	637
Fee income	106	103
Net realized investment gains (losses)	6	(23)
Other revenues	75	78

Total revenues	9,704	8,809

Claims and expenses
Claims and claim adjustment expenses	5,959	5,039
Amortization of deferred acquisition costs	1,462	1,310
General and administrative expenses	1,267	1,191
Interest expense	88	87
Total claims and expenses	8,776	7,627

Income before income taxes	928	1,182
Income tax expense (benefit)	(47)	164
Net income	$975	$1,018

Net income per share
Basic	$4.18	$4.20
Diluted	$4.13	$4.15

Weighted average number of common shares outstanding
Basic	231.7	240.9
Diluted	234.4	243.7

Cash dividends declared per common share	$0.93	$0.88

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022

Net income	$975	$1,018

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,308	(4,829)
Having credit losses recognized in the consolidated statement of income	—	(1)
Net changes in benefit plan assets and obligations	(3)	11
Net changes in unrealized foreign currency translation	37	2
Other comprehensive income (loss) before income taxes	1,342	(4,817)
Income tax expense (benefit)	283	(1,022)
Other comprehensive income (loss), net of taxes	1,059	(3,795)
Comprehensive income (loss)	$2,034	$(2,777)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $77,827 and $77,380; allowance for expected credit losses of $4 and $3)	$72,914	$71,160
Equity securities, at fair value (cost $592 and $747)	649	807
Real estate investments	953	952
Short-term securities	3,243	3,470
Other investments	4,276	4,065
Total investments	82,035	80,454
Cash	767	799
Investment income accrued	594	650
Premiums receivable (net of allowance for expected credit losses of $77 and $77)	9,483	8,922
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $131 and $132)	8,091	8,063
Ceded unearned premiums	1,360	1,024
Deferred acquisition costs	3,005	2,836
Deferred taxes	1,568	1,877
Contractholder receivables (net of allowance for expected credit losses of $19 and $17)	3,598	3,579
Goodwill	3,959	3,952
Other intangible assets	285	287
Other assets	3,607	3,274
Total assets	$118,352	$115,717

Liabilities
Claims and claim adjustment expense reserves	$59,064	$58,649
Unearned premium reserves	19,143	18,240
Contractholder payables	3,617	3,596
Payables for reinsurance premiums	761	419
Debt	7,292	7,292
Other liabilities	5,423	5,961
Total liabilities	95,300	94,157

Shareholders’ equity
Common stock (1,750.0 shares authorized; 231.0 and 232.1 shares issued and outstanding)	24,703	24,565
Retained earnings	44,273	43,516
Accumulated other comprehensive loss	(5,386)	(6,445)
Treasury stock, at cost (556.0 and 553.5 shares)	(40,538)	(40,076)
Total shareholders’ equity	23,052	21,560
Total liabilities and shareholders’ equity	$118,352	$115,717

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022

Common stock
Balance, beginning of period	$24,565	$24,154
Employee share-based compensation	68	135
Compensation amortization under share-based plans and other changes	70	59
Balance, end of period	24,703	24,348

Retained earnings
Balance, beginning of period	43,516	41,555
Net income	975	1,018
Dividends	(218)	(214)
Balance, end of period	44,273	42,359

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(6,445)	1,193
Other comprehensive income (loss)	1,059	(3,795)
Balance, end of period	(5,386)	(2,602)

Treasury stock, at cost
Balance, beginning of period	(40,076)	(38,015)
Treasury stock acquired — share repurchase authorizations	(400)	(500)
Net shares acquired related to employee share-based compensation plans	(62)	(59)
Balance, end of period	(40,538)	(38,574)

Total shareholders’ equity	$23,052	$25,531

Common shares outstanding
Balance, beginning of period	232.1	241.2
Treasury stock acquired — share repurchase authorizations	(2.2)	(2.9)
Net shares issued under employee share-based compensation plans	1.1	1.7
Balance, end of period	231.0	240.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$975	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(6)	23
Depreciation and amortization	204	234
Deferred federal income tax expense	32	40
Amortization of deferred acquisition costs	1,462	1,310
Equity in income from other investments	(30)	(118)
Premiums receivable	(557)	(509)
Reinsurance recoverables	(24)	(282)
Deferred acquisition costs	(1,629)	(1,413)
Claims and claim adjustment expense reserves	381	679
Unearned premium reserves	893	727
Other	(689)	(443)
Net cash provided by operating activities	1,012	1,266
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,538	1,879
Proceeds from sales of investments:
Fixed maturities	2,364	1,044
Equity securities	28	63
Other investments	64	81
Purchases of investments:
Fixed maturities	(4,335)	(4,409)
Equity securities	(34)	(63)
Real estate investments	(14)	(9)
Other investments	(139)	(135)
Net sales of short-term securities	228	367
Securities transactions in the course of settlement	(35)	613
Acquisition, net of cash acquired	—	(4)
Other	(120)	(84)
Net cash used in investing activities	(455)	(657)

Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(398)	(500)
Treasury stock acquired — net employee share-based compensation	(62)	(59)
Dividends paid to shareholders	(215)	(213)
Issuance of common stock — employee share options	82	159
Net cash used in financing activities	(593)	(613)
Effect of exchange rate changes on cash	4	(5)
Net decrease in cash	(32)	(9)
Cash at beginning of year	799	761
Cash at end of period	$767	$752

Supplemental disclosure of cash flow information
Income taxes paid (received)	$(16)	$10
Interest paid	$60	$59

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the Company’s 2022 Annual Report).

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

Adoption of Accounting Standards

For information regarding accounting standards that the Company adopted during the periods presented, see note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

Income Taxes
The Company recognized a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item impacted by the repeal of Internal Revenue Code Section 847, which related to the discounting of property-casualty loss reserves.

2.    SEGMENT INFORMATION

Nature of Operations

The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments

2023
Premiums	$4,477	$875	$3,502	$8,854
Net investment income	473	73	117	663
Fee income	99	—	7	106
Other revenues	47	5	23	75
Total segment revenues (1)	$5,096	$953	$3,649	$9,698
Segment income (1)	$756	$207	$83	$1,046

2022
Premiums	$4,071	$820	$3,123	$8,014
Net investment income	468	59	110	637
Fee income	96	—	7	103
Other revenues	53	4	21	78
Total segment revenues (1)	$4,688	$883	$3,261	$8,832
Segment income (1)	$669	$217	$225	$1,111
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$850	$830
Commercial automobile	761	713
Commercial property	709	608
General liability	760	688
Commercial multi-peril	1,100	967
Other	18	17
Total Domestic	4,198	3,823
International	279	248
Total Business Insurance	4,477	4,071
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	306	274
General liability	398	373
Other	54	55
Total Domestic	758	702
International	117	118
Total Bond & Specialty Insurance	875	820
Personal Insurance:
Domestic:
Automobile	1,624	1,458
Homeowners and Other	1,724	1,496
Total Domestic	3,348	2,954
International	154	169
Total Personal Insurance	3,502	3,123
Total earned premiums	8,854	8,014
Net investment income	663	637
Fee income	106	103
Other revenues	75	78
Total segment revenues	9,698	8,832
Net realized investment gains (losses)	6	(23)
Total revenues	$9,704	$8,809
Income reconciliation, net of tax
Total segment income	$1,046	$1,111
Interest Expense and Other (1)	(76)	(74)
Core income	970	1,037
Net realized investment gains (losses)	5	(19)
Net income	$975	$1,018
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $70 million and $69 million for the three months ended March 31, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2023	December 31, 2022
Asset reconciliation
Business Insurance	$88,468	$86,522
Bond & Specialty Insurance	10,539	10,119
Personal Insurance	18,514	18,275
Total assets by reportable segment	117,521	114,916
Other assets (1)	831	801
Total consolidated assets	$118,352	$115,717
 _________________________________________________________
(1)The primary components of other assets at both March 31, 2023 and December 31, 2022 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at March 31, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,617	$—	$18	$283	$6,352
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,866	—	74	1,430	17,510
Revenue	10,321	—	51	709	9,663
State general obligation	1,198	—	5	68	1,135
Pre-refunded	1,710	—	15	—	1,725
Total obligations of U.S. states, municipalities and political subdivisions	32,095	—	145	2,207	30,033
Debt securities issued by foreign governments	1,051	—	—	41	1,010
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,024	—	20	180	2,864
Corporate and all other bonds	35,040	4	71	2,452	32,655
Total	$77,827	$4	$254	$5,163	$72,914

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,798	$—	$3	$363	$5,438
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,615	—	33	1,825	17,823
Revenue	11,076	—	29	907	10,198
State general obligation	1,104	—	3	88	1,019
Pre-refunded	2,323	—	17	1	2,339
Total obligations of U.S. states, municipalities and political subdivisions	34,118	—	82	2,821	31,379
Debt securities issued by foreign governments	1,049	—	—	55	994
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	—	13	200	1,991
Corporate and all other bonds	34,237	3	37	2,913	31,358
Total	$77,380	$3	$135	$6,352	$71,160

Pre-refunded bonds of $1.73 billion and $2.34 billion at March 31, 2023 and December 31, 2022, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from the sales of fixed maturities classified as available for sale were $2.36 billion and $1.04 billion during the three months ended March 31, 2023 and 2022, respectively. Gross gains of $17 million and $5 million and gross losses of $27 million and $2 million were realized on those sales during the three months ended March 31, 2023 and 2022, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

(at March 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$549	$79	$25	$603
Non-redeemable preferred stock	43	3	—	46
Total	$592	$82	$25	$649

(at December 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$706	$89	$32	$763
Non-redeemable preferred stock	41	3	—	44
Total	$747	$92	$32	$807

For the three months ended March 31, 2023 and 2022, the Company recognized $17 million and $(14) million of net gains (losses) on equity securities still held as of March 31, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at March 31, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at March 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,056	$29	$1,969	$254	$4,025	$283
Obligations of U.S. states, municipalities and political subdivisions	7,701	182	10,534	2,025	18,235	2,207
Debt securities issued by foreign governments	284	3	668	38	952	41
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	875	27	1,081	153	1,956	180
Corporate and all other bonds	14,709	441	15,098	2,011	29,807	2,452
Total	$25,625	$682	$29,350	$4,481	$54,975	$5,163

	Less than 12 months		12 months or longer		Total
(at December 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,835	$100	$1,679	$263	$4,514	$363
Obligations of U.S. states, municipalities and political subdivisions	19,251	1,975	3,134	846	22,385	2,821
Debt securities issued by foreign governments	604	22	367	33	971	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,414	128	316	72	1,730	200
Corporate and all other bonds	24,080	1,635	6,096	1,278	30,176	2,913
Total	$48,184	$3,860	$11,592	$2,492	$59,776	$6,352

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at March 31, 2023 and December 31, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at March 31, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	115	1	617	185	918
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	35	—	—	—	35
Corporate and all other bonds	103	1	84	—	188
Total	$253	$2	$701	$185	$1,141

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	81	776	643	—	1,500
Debt securities issued by foreign governments	1	—	—	—	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	48	—	—	52
Corporate and all other bonds	89	526	8	—	623
Total	$175	$1,350	$651	$—	$2,176

Recent increases in interest rates resulted in the gross unrealized investment losses disclosed in the table above; however, the net unrealized loss is considered temporary in nature as the decrease in value is not due to credit impairments and there is no impact on expected contractual cash flows from fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges

The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	March 31, 2023	March 31, 2022

Balance, beginning of period	$3	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	1	1
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$4

Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income, were $1 million for both the three months ended March 31, 2023 and 2022. Credit losses related to the fixed maturity portfolio for the three months ended March 31, 2023 and 2022 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

Other Investments

Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2023 and December 31, 2022.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using either another internal pricing matrix, a present value income approach, or a broker quote (collectively, the other methodologies). The other methodologies include some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information available in the estimation of fair value, the Company includes the fair value estimates for bonds that are valued using the other methodologies in Level 3.

For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $193 million and $371 million for these investments at March 31, 2023 and December 31, 2022, respectively, in the amounts disclosed in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at March 31, 2023, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,352	$6,352	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	30,033	—	30,033	—
Debt securities issued by foreign governments	1,010	—	1,010	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,864	—	2,864	—
Corporate and all other bonds	32,655	9	32,371	275
Total fixed maturities	72,914	6,361	66,278	275
Equity securities
Common stock	603	438	—	165
Non-redeemable preferred stock	46	15	3	28
Total equity securities	649	453	3	193
Other investments	16	15	—	1
Total	$73,579	$6,829	$66,281	$469

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	$5,438	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,379	—	31,379	—
Debt securities issued by foreign governments	994	—	994	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	—	1,991	—
Corporate and all other bonds	31,358	—	31,055	303
Total fixed maturities	71,160	5,438	65,419	303
Equity securities
Common stock	763	418	—	345
Non-redeemable preferred stock	44	15	3	26
Total equity securities	807	433	3	371
Other investments	16	15	—	1
Total	$71,983	$5,886	$65,422	$675

Other liabilities	$2	$—	$—	$2

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2023.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,243	$3,243	$409	$2,782	$52
Financial liabilities
Debt	$7,192	$6,787	$—	$6,787	$—
Commercial paper	100	100	—	100	—

(at December 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,470	$3,470	$871	$2,546	$53
Financial liabilities
Debt	$7,192	$6,509	$—	$6,509	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2023 or the year ended December 31, 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2023 and 2022, and the changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022.

	At and For the Three Months Ended March 31, 2023		At and For the Three Months Ended March 31, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,922	$77	$8,085	$107

Current period change for expected credit losses		10		18
Write-offs of uncollectible premiums receivable		10		36

Balance, end of period	$9,483	$77	$8,593	$89

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2023 and 2022, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2023 and 2022.

	At and For the Three Months Ended March 31, 2023		At and For the Three Months Ended March 31, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,063	$132	$8,452	$141

Current period change for estimated uncollectible reinsurance		(1)		(6)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,091	$131	$8,734	$135

Of the total reinsurance recoverables at March 31, 2023, $5.69 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables

The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at March 31, 2023 and 2022, and the changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022.

	At and For the Three Months Ended March 31, 2023		At and For the Three Months Ended March 31, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,579	$17	$3,890	$21

Current period change for expected credit losses		2		(2)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,598	$19	$3,901	$19

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2023	December 31, 2022
Business Insurance	$2,572	$2,565
Bond & Specialty Insurance	550	550
Personal Insurance	811	811
Other	26	26
Total	$3,959	$3,952
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$97	$50	$47
Contract-based (1)	204	192	12
Total subject to amortization	301	242	59
Not subject to amortization	226	—	226
Total	$527	$242	$285

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$48	$48
Contract-based (1)	204	191	13
Total subject to amortization	300	239	61
Not subject to amortization	226	—	226
Total	$526	$239	$287
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

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2023	December 31, 2022
Property-casualty	$59,058	$58,643
Accident and health	6	6
Total	$59,064	$58,649

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2023	2022
Claims and claim adjustment expense reserves at beginning of year	$58,643	$56,897
Less reinsurance recoverables on unpaid losses	7,790	8,209
Net reserves at beginning of year	50,853	48,688

Estimated claims and claim adjustment expenses for claims arising in the current year	6,025	5,133
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(90)	(114)
Total increases	5,935	5,019

Claims and claim adjustment expense payments for claims arising in:
Current year	1,177	1,074
Prior years	4,382	3,498
Total payments	5,559	4,572
Unrealized foreign exchange (gain) loss	28	(13)
Net reserves at end of period	51,257	49,122
Plus reinsurance recoverables on unpaid losses	7,801	8,441
Claims and claim adjustment expense reserves at end of period	$59,058	$57,563

Gross claims and claim adjustment expense reserves at March 31, 2023 increased by $415 million from December 31, 2022, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first three months of 2023, partially offset by (iv) claim payments made during the first three months of 2023 and (v) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at March 31, 2023 increased by $11 million from December 31, 2022.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the three months ended March 31, 2023 and 2022, estimated claims and claim adjustment expenses incurred included $90 million and $114 million, respectively, of net favorable development for claims arising in prior years, including $105 million and $153 million, respectively, of net favorable prior year reserve development, and $11 million and $12 million, respectively, of accretion of discount that impacted the Company’s results of operations.

Business Insurance. Net favorable prior year reserve development in the first quarter of 2023 totaled $19 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for excess coverages for multiple accident years. Net favorable prior year reserve development in the first quarter of 2022 totaled $113 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years. The first quarters of 2023 and 2022 also included an increase to environmental reserves.

Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2023 totaled $58 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years. Net favorable prior year reserve development in the first quarter of 2022 totaled $35 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for recent accident years, partially offset by higher than expected loss experience in the domestic operations’ general liability product line for management liability coverages for multiple accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2023 totaled $28 million, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years. Net favorable prior year reserve development in the first quarter of 2022 totaled $5 million.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2023.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2022	$(5,077)	$179	$(542)	$(1,005)	$(6,445)

Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,021		1	31	1,053
Amounts reclassified from AOCI, net of tax	9	—	(3)	—	6
Net OCI, current period	1,030	—	(2)	31	1,059
Balance, March 31, 2023	$(4,047)	$179	$(544)	$(974)	$(5,386)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2023	2022

Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$1,308	$(4,829)
Income tax expense (benefit)	278	(1,024)
Net of taxes	1,030	(3,805)

Having credit losses recognized in the consolidated statement of income	—	(1)
Income tax benefit	—	—
Net of taxes	—	(1)

Net changes in benefit plan assets and obligations	(3)	11
Income tax expense (benefit)	(1)	2
Net of taxes	(2)	9

Net changes in unrealized foreign currency translation	37	2
Income tax expense	6	—
Net of taxes	31	2

Total other comprehensive income (loss)	1,342	(4,817)
Total income tax expense (benefit)	283	(1,022)
Total other comprehensive income (loss), net of taxes	$1,059	$(3,795)

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

	Three Months Ended March 31,
(in millions)	2023	2022

Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$11	$(2)
Income tax (expense) benefit (2)	2	(1)
Net of taxes	9	(1)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(1)	4
General and administrative expenses (benefit) (3)	(2)	6
Total	(3)	10
Income tax benefit (2)	—	2
Net of taxes	(3)	8

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	8	8
Total income tax benefit	2	1
Total reclassifications, net of taxes	$6	$7
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense (benefit) on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES

During the three months ended March 31, 2023, the Company repurchased 2.2 million common shares under its share repurchase authorizations for total cost of $400 million. The average cost per share repurchased was $183.26.  In addition, the Company acquired 0.3 million common shares for a total cost of $62 million during the three months ended March 31, 2023 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at March 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022

Basic and Diluted
Net income, as reported	$975	$1,018
Participating share-based awards — allocated income	(7)	(7)
Net income available to common shareholders — basic and diluted	$968	$1,011

Common Shares
Basic
Weighted average shares outstanding	231.7	240.9

Diluted
Weighted average shares outstanding	231.7	240.9
Weighted average effects of dilutive securities — stock options and performance shares	2.7	2.8
Total	234.4	243.7

Net Income per Common Share
Basic	$4.18	$4.20
Diluted	$4.13	$4.15

11.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2023:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,603,711	$137.41	6.2 years	$269
Exercisable at end of period	5,519,783	$127.94	5.3 years	$240
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $69 million and $59 million for the three months ended March 31, 2023 and 2022, respectively. The related tax benefits recognized in earnings were $11 million and $10 million for the three months ended March 31, 2023 and 2022, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2023 was $324 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2023	2022	2023	2022

Net Periodic Benefit Cost (Benefit):
Service cost	$27	$36	$—	$—

Non-service cost (benefit):
Interest cost on benefit obligation	$44	$25	$1	$1
Expected return on plan assets	(78)	(74)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	—	12	(2)	(1)
Total non-service cost (benefit)	(34)	(37)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$(1)	$(2)	$(1)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2023	2022	2023	2022
Service Cost:
Claims and claim adjustment expenses	$11	$15	$—	$—
General and administrative expenses	16	21	—	—
Total service cost	27	36	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(14)	(15)	(1)	—
General and administrative expenses	(20)	(22)	(1)	(1)
Total non-service cost (benefit)	(34)	(37)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$(1)	$(2)	$(1)

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

Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease, if that rate is readily determinable, or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022

Lease cost
Operating leases	$19	$21
Short-term leases (1)	1	—
Lease expense	20	21
Less: sublease income (2)	—	—
Net lease cost	$20	$21

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$21	$24
Right-of-use assets obtained in exchange for new lease liabilities	$10	$2
Weighted average discount rate	2.44%	2.23%
Weighted average remaining lease term	4.4 years	4.8 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.77 billion and $1.80 billion at March 31, 2023 and December 31, 2022, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at March 31, 2023.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2023, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2023 First Quarter Consolidated Results of Operations

•Net income of $975 million, or $4.18 per share basic and $4.13 per share diluted
•Net earned premiums of $8.85 billion
•Catastrophe losses of $535 million ($422 million after-tax)
•Net favorable prior year reserve development of $105 million ($83 million after-tax)
•Combined ratio of 95.4%
•Net investment income of $663 million ($557 million after-tax)
•One-time tax benefit of $211 million due to the expiration of the statute of limitations with respect to a tax item
•Net realized investment gains of $6 million ($5 million after-tax)
•Operating cash flows of $1.01 billion

2023 First Quarter Consolidated Financial Condition

•Total investments of $82.04 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $118.35 billion
•Total debt of $7.29 billion, resulting in a debt-to-total capital ratio of 24.0% (21.3% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $680 million, comprising $462 million of share repurchases and $218 million of dividends
•Shareholders’ equity of $23.05 billion
•Net unrealized investment losses of $4.91 billion ($3.87 billion after-tax)
•Book value per common share of $99.80
•Holding company liquidity of $1.55 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2023	2022
Revenues
Premiums	$8,854	$8,014
Net investment income	663	637
Fee income	106	103
Net realized investment gains (losses)	6	(23)
Other revenues	75	78
Total revenues	9,704	8,809
Claims and expenses
Claims and claim adjustment expenses	5,959	5,039
Amortization of deferred acquisition costs	1,462	1,310
General and administrative expenses	1,267	1,191
Interest expense	88	87
Total claims and expenses	8,776	7,627
Income before income taxes	928	1,182
Income tax expense (benefit)	(47)	164
Net income	$975	$1,018
Net income per share
Basic	$4.18	$4.20
Diluted	$4.13	$4.15
Combined ratio
Loss and loss adjustment expense ratio	66.7%	62.3%
Underwriting expense ratio	28.7	29.0
Combined ratio	95.4%	91.3%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $4.13 in the first quarter of 2023 decreased by less than 1% from diluted net income per share of $4.15 in the same period of 2022.  Net income of $975 million in the first quarter of 2023 decreased by 4% from net income of $1.02 billion in the same period of 2022.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes in the first quarter of 2023 primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iv) net realized investment gains compared to net realized investment losses in the first quarter of 2022 and (v) higher net investment income. Catastrophe losses in the first quarters of 2023 and 2022 were $535 million and $160 million, respectively. Net favorable prior year reserve development in the first quarters of 2023 and 2022 was $105 million and $153 million, respectively. The higher underlying underwriting margins in the first quarter of 2023 were driven by Business Insurance and Personal Insurance, partially offset by Bond & Specialty Insurance. The Company recorded an income tax benefit in the first quarter of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the decrease in income before income taxes, partially offset by a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months ended March 31, 2023 and 2022, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2023 were $8.85 billion, $840 million or 10% higher than in the same period of 2022.  In Business Insurance, earned premiums in the first quarter 2023 increased by 10% over the same period of 2022.  In Bond & Specialty Insurance, earned premiums in the first quarter of 2023 increased by 7% over the same period of 2022.  In Personal Insurance, earned premiums in the first quarter of 2023 increased by 12% over the same period of 2022.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Average investments (1)	$88,740	$86,345
Pre-tax net investment income	663	637
After-tax net investment income	557	539
Average pre-tax yield (2)	3.0%	2.9%
Average after-tax yield (2)	2.5%	2.5%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the first quarter of 2023 was $663 million, $26 million or 4% higher than in the same period of 2022.  Net investment income from fixed maturity investments in the first quarter 2023 was $575 million, $70 million higher than in the same period of 2022. The increase primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2023 was $47 million, $45 million higher than in the same period of 2022, primarily resulting from higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $53 million in the first quarter of 2023, $89 million lower than in the same period of 2022. The decline in net investment income from these portfolios primarily reflected lower private equity and real estate partnerships returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the first quarter of 2023 was $106 million, $3 million higher than in the same period of 2022. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2023	2022
Impairment gains (losses):
Fixed maturities	$(1)	$(1)
Net realized investment gains (losses) on equity securities still held	17	(14)
Other net realized investment gains (losses), including from sales	(10)	(8)
Total	$6	$(23)
Net realized investment gains on equity securities still held were $17 million in the first quarter of 2023, driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment losses on equity securities still held were $14 million in the first quarter of 2022, driven by the impact of changes in fair value attributable to unfavorable equity markets.
Other Revenues
Other revenues in the first quarter of 2023 were $75 million, $3 million lower than in the same period of 2022. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2023 were $5.96 billion, $920 million or 18% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) elevated losses in the automobile product line in Personal Insurance, (iv) lower net favorable prior year reserve development and (v) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (vi) property losses that were lower than a somewhat elevated level in the prior year quarter in Business Insurance. Catastrophe losses in the first quarter of 2023 primarily resulted from severe wind and hail storms in multiple states. Catastrophe losses in the first quarter of 2022 primarily resulted from winter storms and wind storms in several regions of the United States.
Factors contributing to net favorable prior year reserve development during the first quarters of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2023 and 2022, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2023 and 2022 for significant catastrophes that occurred in 2022 and 2021, and the estimate of ultimate losses for those catastrophes at March 31, 2023 and December 31, 2022. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2023 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2023	2022	March 31, 2023	December 31, 2022
2021
PCS Serial Number:
15 — Winter storms	(18)	(3)	197	215
17 — Winter storms	(21)	—	462	483
29 — Severe wind storms	—	(1)	93	93
60 — Hurricane Ida	19	(20)	355	336
76 — Tornado outbreak	(3)	2	110	113

2022
PCS Serial Number:
33 — Severe wind and hail storms	(7)	n/a	130	137
35 — Severe wind and hail storms	(2)	n/a	182	184
43 — Severe wind and hail storms	(10)	n/a	112	122
61 — Hurricane Ian	(53)	n/a	174	227
73 — Winter storm	143	n/a	655	512

2023
PCS Serial Number:
25 — Severe wind and hail storms	148	n/a	148	n/a
32 — Severe wind and hail storms	119	n/a	119	n/a
_________________________________________________________
n/a: not applicable.
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company’s 2022 and 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties, the terms of which are described in “Part I—Item 1—Business” in the Company’s 2022 Annual Report. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022 and the period January 1, 2021 through and including December 31, 2021. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty’s benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
PCS Catastrophe Event 33 occurred from March 30, 2023 through April 1, 2023. Estimated losses incurred through March 31, 2023 were $96 million and are not disclosed in the table above. The estimated losses incurred subsequent to March 31, 2023 related to Event 33 will be reported in the Company’s results for the quarter ending June 30, 2023 and will be disclosed in the table above (including in the Estimated Ultimate Losses related to Event 33).
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2023 was $1.46 billion, $152 million or 12% higher than in the same period of 2022, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2023 were $1.27 billion, $76 million or 6% higher than in the same period of 2022, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the first quarter of 2023 was $88 million, compared with $87 million in the same period of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense (Benefit)
The income tax benefit in the first quarter of 2023 was $47 million, compared with income tax expense of $164 million in the same period of 2022. The change in income taxes primarily reflected the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $254 million decrease in income before income taxes in the first quarter of 2023, partially offset by the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
The Company’s effective tax rate was (5)% and 14% in the first quarters of 2023 and 2022, respectively.  The effective tax rates were lower than the statutory rate of 21% in all periods. The effective tax rate for the first quarter of 2023 was reduced by the impact of the one-time tax benefit discussed above, and the effective tax rate for the first quarter of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above. The effective tax rate for both periods also reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 95.4% in the first quarter of 2023 was 4.1 points higher than the combined ratio of 91.3% in the same period of 2022.  The loss and loss adjustment expense ratio of 66.7% in the first quarter of 2023 was 4.4 points higher than the loss and loss adjustment expense ratio of 62.3% in the same period of 2022.  The underwriting expense ratio of 28.7% in the first quarter of 2023 was 0.3 points lower than the underwriting expense ratio of 29.0% in the same period of 2022.
Catastrophe losses in the first quarters of 2023 and 2022 accounted for 6.0 points and 2.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2023 and 2022 provided 1.2 points and 1.9 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2023 was 0.6 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) property losses that were lower than a somewhat elevated level in the prior year quarter in Business Insurance and (iii) a lower expense ratio, partially offset by (iv) elevated losses in the automobile product line in Personal Insurance and (v) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Business Insurance	$5,828	$5,148
Bond & Specialty Insurance	1,010	1,009
Personal Insurance	3,509	3,126
Total	$10,347	$9,283

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Business Insurance	$5,157	$4,502
Bond & Specialty Insurance	886	882
Personal Insurance	3,353	2,983
Total	$9,396	$8,367
Gross and net written premiums in the first quarter of 2023 increased by 11% and 12%, respectively, over the same period of 2022. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenues
Earned premiums	$4,477	$4,071
Net investment income	473	468
Fee income	99	96
Other revenues	47	53
Total revenues	5,096	4,688
Total claims and expenses	4,383	3,879
Segment income before income taxes	713	809
Income tax expense (benefit)	(43)	140
Segment income	$756	$669

Loss and loss adjustment expense ratio	63.8%	60.7%
Underwriting expense ratio	29.8	30.2
Combined ratio	93.6%	90.9%
Overview
Segment income in the first quarter of 2023 was $756 million, $87 million or 13% higher than segment income of $669 million in the same period of 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underlying underwriting margins. Catastrophe losses in the first quarters of 2023 and 2022 were $199 million and $79 million, respectively. Net favorable prior year reserve development in the first quarters of 2023 and 2022 was $19 million and $113 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) property losses that were lower than a somewhat elevated level in the prior year quarter and (iii) the benefit of earned pricing. The segment recorded an income tax benefit in the first quarter of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2023 were $4.48 billion, $406 million or 10% higher than in the same period of 2022, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the first quarter of 2023 was $473 million, $5 million or 1% higher than in the same period of 2022.  Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2023 compared with the same period of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2023 was $99 million, $3 million or 3% higher than in the same period of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Revenues
Other revenues in the first quarter of 2023 were $47 million, $6 million lower than in the same period of 2022. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2023 were $2.91 billion, $393 million or 16% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) lower net favorable prior year reserve development and (iv) loss cost trends, partially offset by (v) property losses that were lower than a somewhat elevated level in the prior year quarter.
Factors contributing to net favorable prior year reserve development during the first quarters of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2023 was $742 million, $74 million or 11% higher than the same period of 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2023 were $734 million, $37 million or 5% higher than in the same period of 2022, primarily in support of business growth.
Income Tax Expense (Benefit)
The income tax benefit in the first quarter of 2023 was $43 million, compared with income tax expense of $140 million in the same period of 2022. The change in income taxes primarily reflected the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $96 million decrease in income before income taxes, partially offset by a $3 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Combined Ratio
The combined ratio of 93.6% in the first quarter of 2023 was 2.7 points higher than the combined ratio of 90.9% in the same period of 2022.  The loss and loss adjustment expense ratio of 63.8% in the first quarter of 2023 was 3.1 points higher than the loss and loss adjustment expense ratio of 60.7% in the same period of 2022. The underwriting expense ratio of 29.8% in the first quarter of 2023 was 0.4 points lower than the underwriting expense ratio of 30.2% in the same period of 2022.
Catastrophe losses in the first quarters of 2023 and 2022 accounted for 4.4 points and 1.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarters of 2023 and 2022 provided 0.4 points and 2.8 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2023 was 2.2 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) property losses that were lower than a somewhat elevated level in the prior year quarter and (ii) the benefit of earned pricing.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic:
Select Accounts	$924	$837
Middle Market	3,129	2,795
National Accounts	493	510
National Property and Other	747	638
Total Domestic	5,293	4,780
International	535	368
Total Business Insurance	$5,828	$5,148

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic:
Select Accounts	$908	$819
Middle Market	2,926	2,616
National Accounts	294	303
National Property and Other	590	497
Total Domestic	4,718	4,235
International	439	267
Total Business Insurance	$5,157	$4,502
Gross and net written premiums in the first quarter of 2023 increased by 13% and 15%, respectively, over the same period of 2022.
Select Accounts.  Net written premiums of $908 million in the first quarter of 2023 increased by 11% over the same period of 2022. Retention rates remained strong in the first quarter of 2023 and increased slightly over the same period of 2022. Renewal premium changes in the first quarter of 2023 remained positive and were higher than in the same period of 2022.  New business premiums in the first quarter of 2023 increased over the same period of 2022.
Middle Market.  Net written premiums of $2.93 billion in the first quarter of 2023 increased by 12% over the same period of 2022.  Retention rates remained strong in the first quarter of 2023 and increased slightly over the same period of 2022.  Renewal premium changes in the first quarter of 2023 remained positive and were comparable with the same period of 2022. New business premiums in the first quarter of 2023 increased over the same period of 2022.
National Accounts.  Net written premiums of $294 million in the first quarter of 2023 decreased by 3% from the same period of 2022. Retention rates remained strong in the first quarter of 2023 but were lower than the same period of 2022. Renewal premium changes in the first quarter of 2023 were positive and higher than in the same period of 2022. New business premiums in the first quarter of 2023 decreased from the same period of 2022.
National Property and Other.  Net written premiums of $590 million in the first quarter of 2023 increased by 19% over the same period of 2022.  Retention rates remained strong in the first quarter of 2023 and increased over the same period of 2022.  Renewal premium changes in the first quarter of 2023 remained positive and were higher than in the same period of 2022. New business premiums in the first quarter of 2023 increased over the same period of 2022.
International.  Net written premiums of $439 million in the first quarter of 2023 increased by 64% over the same period of 2022, primarily driven by the impact of the Company’s quota share reinsurance agreement with subsidiaries of Fidelis

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Insurance Holdings Limited (Fidelis) effective January 1, 2023, partially offset by the impact of changes in foreign currency exchange rates.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenues
Earned premiums	$875	$820
Net investment income	73	59
Other revenues	5	4
Total revenues	953	883
Total claims and expenses	705	644
Segment income before income taxes	248	239
Income tax expense	41	22
Segment income	$207	$217

Loss and loss adjustment expense ratio	43.0%	42.8%
Underwriting expense ratio	37.0	35.2
Combined ratio	80.0%	78.0%
Overview
Segment income in the first quarter of 2023 was $207 million, $10 million or 5% lower than segment income of $217 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins. Net favorable prior year reserve development in the first quarters of 2023 and 2022 was $58 million and $35 million, respectively. Catastrophe losses in the first quarters of 2023 and 2022 were $5 million and $1 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) loss activity related to the disruption in the banking sector and (ii) higher general and administrative expenses, partially offset by (iii) higher business volumes and (iv) the benefit of earned pricing. Income tax expense in the first quarter of 2023 was higher than in the same period of 2022, primarily reflecting a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the increase in segment income before income taxes, partially offset by a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2023 were $875 million, $55 million or 7% higher than in the same period of 2022, primarily reflecting increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the first quarter of 2023 was $73 million, $14 million or 24% higher than in the same period of 2022. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the first quarter of 2023 compared with the same period of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2023 were $380 million, $26 million or 7% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes and (ii) loss activity related to the disruption in the banking sector, partially offset by (iii) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the first quarters of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2023 was $160 million, $11 million or 7% higher than in the same period of 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2023 were $165 million, $24 million or 17% higher than in the same period of 2022, primarily reflecting higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the first quarter of 2023 was $41 million, $19 million or 86% higher than in the same period of 2022, primarily reflecting the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the $9 million increase in segment income before income taxes, partially offset by the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 80.0% in the first quarter of 2023 was 2.0 points higher than the combined ratio of 78.0% in the same period of 2022.  The loss and loss adjustment expense ratio of 43.0% in the first quarter of 2023 was 0.2 points higher than the loss and loss adjustment expense ratio of 42.8% in the same period of 2022. The underwriting expense ratio of 37.0% in the first quarter of 2023 was 1.8 points higher than the underwriting expense ratio of 35.2% in the same period of 2022.
Net favorable prior year reserve development in the first quarters of 2023 and 2022 provided 6.7 points and 4.3 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first quarters of 2023 and 2022 accounted for 0.6 points and 0.1 points, respectively, of the combined ratio. The underlying combined ratio in the first quarter of 2023 was 3.9 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) loss activity related to the disruption in the banking sector and (ii) higher general and administrative expenses, partially offset by (iii) the benefit of earned pricing.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022

Domestic:
Management Liability	$564	$574
Surety	303	296
Total Domestic	867	870
International	143	139
Total Bond & Specialty Insurance	$1,010	$1,009

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic:
Management Liability	$511	$505
Surety	257	257
Total Domestic	768	762
International	118	120
Total Bond & Specialty Insurance	$886	$882
Gross and net written premiums in the first quarter of 2023 were comparable with the same period of 2022.
Domestic.  Net written premiums of $768 million in the first quarter of 2023 increased by 1% over the same period of 2022. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2023 and increased over the same period of 2022. Renewal premium changes in the first quarter of 2023 remained positive but were lower than in the same period of 2022. New business premiums in the first quarter of 2023 increased over the same period of 2022.
International.  Net written premiums of $118 million in the first quarter of 2023 decreased by 2% from the same period of 2022, primarily driven by the impact of changes in foreign currency exchange rates, partially offset by an increase in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenues
Earned premiums	$3,502	$3,123
Net investment income	117	110
Fee income	7	7
Other revenues	23	21
Total revenues	3,649	3,261
Total claims and expenses	3,591	3,009
Segment income before income taxes	58	252
Income tax expense (benefit)	(25)	27
Segment income	$83	$225

Loss and loss adjustment expense ratio	76.3%	69.5%
Underwriting expense ratio	25.2	25.8
Combined ratio	101.5%	95.3%
Overview
Segment income in the first quarter of 2023 was $83 million, $142 million or 63% lower than segment income of $225 million in the same period of 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development. Catastrophe losses in the first quarters of 2023 and 2022 were $331 million and $80 million, respectively. Net favorable prior year reserve development in the first quarters of 2023 and 2022 was $28 million and $5 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) higher business volumes and (iii) lower losses in the homeowners and other product line, partially offset by (iv) elevated losses in the automobile product line. The segment recorded an income tax benefit in the first quarter of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected the impact of the decrease in segment income before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2023 were $3.50 billion, $379 million or 12% higher than in the same period of 2022, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the first quarter of 2023 was $117 million, $7 million or 6% higher than in the same period of 2022. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2023 compared with the same period of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the first quarters of 2023 and 2022 primarily consisted of installment premium charges.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2023 were $2.67 billion, $501 million or 23% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) elevated losses in the automobile product line, partially offset by (iv) lower losses in the homeowners and other product line and (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the first quarter of 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements. Net favorable prior year reserve development was not significant in the first quarter of 2022.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2023 was $560 million, $67 million or 14% higher than in the same period of 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2023 were $359 million, $14 million or 4% higher than in the same period of 2022, primarily reflecting the impact of higher business volumes.
Income Tax Expense (Benefit)
The income tax benefit in the first quarter of 2023 was $25 million, compared with income tax expense of $27 million in the same period of 2022. The change in income taxes primarily reflected the impact of the $194 million decrease in segment income before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Combined Ratio
The combined ratio of 101.5% in the first quarter of 2023 was 6.2 points higher than the combined ratio of 95.3% in the same period of 2022.  The loss and loss adjustment expense ratio of 76.3% in the first quarter of 2023 was 6.8 points higher than the loss and loss adjustment expense ratio of 69.5% in the same period of 2022.  The underwriting expense ratio of 25.2% in the first quarter of 2023 was 0.6 points lower than the underwriting expense ratio of 25.8% in the same period of 2022.
Catastrophe losses in the first quarters of 2023 and 2022 accounted for 9.4 points and 2.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2023 and 2022 provided 0.8 points and 0.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2023 was 0.1 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) elevated losses in the automobile product line, largely offset by (ii) the benefit of earned pricing in both the automobile and homeowners and other product lines, (iii) lower losses in the homeowners and other product line and (iv) a lower expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic:
Automobile	$1,661	$1,507
Homeowners and Other	1,711	1,472
Total Domestic	3,372	2,979
International	137	147
Total Personal Insurance	$3,509	$3,126

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic:
Automobile	$1,654	$1,496
Homeowners and Other	1,565	1,344
Total Domestic	3,219	2,840
International	134	143
Total Personal Insurance	$3,353	$2,983
Gross and net written premiums in the first quarter of 2023 both increased by 12% over the same period of 2022.
Domestic
Automobile net written premiums of $1.65 billion in the first quarter of 2023 increased by 11% over the same period of 2022. Retention rates remained strong in the first quarter of 2023 but were lower than the same period of 2022.  Renewal premium changes in the first quarter of 2023 remained positive and were higher than in the same period of 2022.  New business premiums in the first quarter of 2023 decreased from the same period of 2022.
Homeowners and Other net written premiums of $1.57 billion in the first quarter of 2023 increased by 16% over the same period of 2022.  Retention rates remained strong in the first quarter of 2023 but were lower than the same period of 2022.  Renewal premium changes in the first quarter of 2023 remained positive and were higher than in the same period of 2022.  New business premiums in the first quarter of 2023 were comparable with the same period of 2022.
For its Domestic business, Personal Insurance had approximately 9.2 million and 9.0 million active policies at March 31, 2023 and 2022, respectively.
International
International net written premiums of $134 million in the first quarter of 2023 decreased by 6% from the same period of 2022, driven by the impact of changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 448,000 and 473,000 active policies at March 31, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2023	2022
Income (loss)	$(76)	$(74)
The Income (loss) for Interest Expense and Other in the first quarters of 2023 and 2022 was $(76) million and $(74) million, respectively.  Pre-tax interest expense for the first quarters of 2023 and 2022 was $88 million and $87 million, respectively. After-tax interest expense for the first quarters of 2023 and 2022 was $70 million and $69 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first three months of 2023 and 2022 were $33 million and $36 million, respectively. Net asbestos reserves were $1.27 billion and $1.30 billion at March 31, 2023 and 2022, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2023	2022
Beginning reserves:
Gross	$1,674	$1,687
Ceded	(369)	(346)
Net	1,305	1,341

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	54	52
Ceded	(21)	(16)
Net	33	36

Foreign exchange and other:
Gross	—	—
Ceded	—	(1)
Net	—	(1)

Ending reserves:
Gross	1,620	1,635
Ceded	(348)	(331)
Net	$1,272	$1,304
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

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $31 million and $45 million in the first three months of 2023 and 2022, respectively. Net environmental paid loss and loss expenses in the first three months of 2023 and 2022 were $25 million and $15 million, respectively. Net environmental reserves were $377 million and $351 million at March 31, 2023 and 2022, respectively.

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2023 were $82.04 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2023 was $72.91 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2023 and December 31, 2022.  Below investment grade securities represented 1.3% of the total fixed maturity investment portfolio at both March 31, 2023 and December 31, 2022. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) at March 31, 2023 and 4.6 (4.8 excluding short-term securities) at December 31, 2022.

Obligations of U.S. States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2023 and December 31, 2022 included $30.03 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2023 and December 31, 2022 were $1.73 billion and $2.34 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both March 31, 2023 and December 31, 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2023 and December 31, 2022 included $2.86 billion and $1.99 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2023 and December 31, 2022 were $1.54 billion and $922 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.32 billion and $1.07 billion at March 31, 2023 and December 31, 2022, respectively. Approximately 42% and 40% of the Company’s CMO holdings at March 31, 2023 and December 31, 2022, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $767 million and $647 million of non-guaranteed CMO holdings was “Aaa/Aal” at both March 31, 2023 and December 31, 2022. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both March 31, 2023 and December 31, 2022.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2022 Annual Report.

Equity Securities, Real Estate and Short-Term Investments

See note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At March 31, 2023 and December 31, 2022, the carrying value of the Company’s other investments was $4.28 billion and $4.07 billion, respectively.

Investments in private equity, hedge fund and real estate partnerships are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.

REINSURANCE RECOVERABLES

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2022 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2023	December 31, 2022
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,784	$3,792
Gross structured settlements	2,784	2,802
Mandatory pools and associations	1,654	1,601
Gross reinsurance recoverables	8,222	8,195
Allowance for estimated uncollectible reinsurance	(131)	(132)
Net reinsurance recoverables	$8,091	$8,063

Net reinsurance recoverables at March 31, 2023 increased by $28 million from December 31, 2022, primarily due to an increase in mandatory pools and associations, partially offset by a decrease in gross structured settlements.

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

Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2023.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2023 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.

Effective January 1, 2023, the Company entered into a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company assumes 20% of the business written by Fidelis during 2023, subject to a loss ratio cap. The Company’s portion of net written premiums from Fidelis is expected to be approximately $550 million to $600 million for the full year and will be reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.

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

On average for the ten-year period ended December 31, 2022, the Company experienced approximately 41% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company’s results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company’s reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

It is possible that changes in economic conditions, the supply chain, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials are adversely impacting severity in our auto and property businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2022 Annual Report.

The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, disruption in the banking sector, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) at March 31, 2023.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2023, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.

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

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $530 million in the second quarter of 2023, $555 million in the third quarter of 2023 and $575 million in the fourth quarter of 2023. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment gains of $6 million in the first three months of 2023. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment loss of $4.91 billion ($3.87 billion after-tax) in its fixed maturity investment portfolio at March 31, 2023, compared to $6.22 billion ($4.90 billion after-tax) at December 31, 2022.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first quarter of 2023 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. These net

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

unrealized losses are due to recent increases in interest rates; however, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.

Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2022 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. For information regarding the Company’s common share repurchases in 2023, see “Liquidity and Capital Resources” herein. S&P has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company’s claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report.

As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2022 Annual Report.

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2022 Annual Report.

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2023, TRV held total cash and short-term invested assets in the United States aggregating $1.55 billion and having a weighted average maturity of 28 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.27 billion).  TRV’s holding company liquidity of $1.55 billion at March 31, 2023 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2023.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At March 31, 2023, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2023. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first three months of 2023 and 2022 was $1.01 billion and $1.27 billion, respectively. The decrease in cash flows in the first three months of 2023 primarily reflected the impacts of higher levels of payments for claims and claim adjustments expenses and commissions, partially offset by higher levels of cash received for premiums.

Investing Activities
Net cash used in investing activities in the first three months of 2023 and 2022 was $455 million and $657 million, respectively.  The Company’s consolidated total investments at March 31, 2023 increased by $1.58 billion, or 2% over year-end 2022, primarily reflecting the impacts of (i) lower net unrealized investment losses due to the impact of lower interest rates during the first three months of 2023 and (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities.

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

Financing Activities
Net cash used in financing activities in the first three months of 2023 and 2022 was $593 million and $613 million, respectively.  The totals in both 2023 and 2022 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2023 and 2022 were $460 million and $559 million, respectively.

Dividends.  Dividends paid to shareholders were $215 million and $213 million in the first three months of 2023 and 2022, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 19, 2023, the Company announced that it would increase its regular quarterly dividend from $0.93 per share to $1.00 per share, an 8% increase. The increased dividend is payable June 30, 2023 to shareholders of record on June 9, 2023.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  During the three months ended March 31, 2023, the Company repurchased 2.2 million common shares under its share repurchase authorizations for a total cost of $400 million. The average cost per share repurchased was $183.26. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at March 31, 2023. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at March 31, 2023 and December 31, 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2023	December 31, 2022
Debt:
Short-term	$100	$100
Long-term	7,254	7,254
Net unamortized fair value adjustments and debt issuance costs	(62)	(62)
Total debt	7,292	7,292

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	28,438	28,005
Accumulated other comprehensive loss	(5,386)	(6,445)
Total shareholders’ equity	23,052	21,560
Total capitalization	$30,344	$28,852

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	March 31, 2023	December 31, 2022
Total capitalization	$30,344	$28,852
Less: net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity	(3,868)	(4,898)
Total capitalization excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity	$34,212	$33,750
Debt-to-total capital ratio	24.0%	25.3%
Debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity	21.3%	21.6%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment gains (losses) included in shareholders’ equity of 21.3% at March 31, 2023 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since February 16, 2023, the date on which the Company’s 2022 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2022 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2022 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.03 billion at March 31, 2023) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2023			December 31, 2022
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,456	$9,347	$14,803	$5,465	$9,220	$14,685
Commercial property	1,448	351	1,799	1,200	439	1,639
Commercial multi-peril	2,725	2,692	5,417	2,624	2,759	5,383
Commercial automobile	2,606	2,416	5,022	2,625	2,388	5,013
Workers’ compensation	9,968	9,497	19,465	10,034	9,458	19,492
Fidelity and surety	159	542	701	166	496	662
Personal automobile	2,151	2,107	4,258	2,139	2,133	4,272
Personal homeowners and other	1,230	1,781	3,011	1,095	1,913	3,008
International and other	2,447	2,135	4,582	2,420	2,069	4,489
Property-casualty	28,190	30,868	59,058	27,768	30,875	58,643
Accident and health	6	—	6	6	—	6
Claims and claim adjustment expense reserves	$28,196	$30,868	$59,064	$27,774	$30,875	$58,649

The $415 million increase in gross claims and claim adjustment expense reserves since December 31, 2022 primarily reflected the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in the first three months of 2023, partially offset by (iv) claim payments made during the first three months of 2023 and (v) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of the notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2022 Annual Report for a discussion of recently issued accounting pronouncements.

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
•the impact of investment (including changes in interest rates), economic (including inflation, disruption in the banking and commercial real estate sectors, changes in tax laws, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
•the Company’s approach to managing its investment portfolio;
•the impact of changing climate conditions;
•strategic and operational initiatives to improve profitability and competitiveness;
•the Company’s competitive advantages and innovation agenda;
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

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

Insurance-Related Risks

•high levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance;
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
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; and
•the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative changes that take place after the Company issues its policies can result in an unexpected increase in the number of claims and have a material adverse impact on the Company’s results of operations.

Financial, Economic and Credit Risks

•during or following a period of financial market disruption or an economic downturn (including as a result of a failure to raise the “debt ceiling”), the Company’s business could be materially and adversely affected;

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

Business and Operational Risks

•the ongoing impact of COVID-19 and related risks, and any future pandemics (including new variants of COVID-19), could materially affect the Company’s results of operations, financial position and/or liquidity, including with respect to revenues, claims and claim adjustment expenses, general and administrative expenses, investments, inflation, adverse legislative and/or regulatory action, operational disruptions and heightened cyber security risks;
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

Regulatory and Compliance Risks

•the Company’s businesses are heavily regulated by the states and countries in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation, including higher tax rates, may reduce the Company’s profitability and limit its growth; and
•the Company could be adversely affected if its controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2022 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2022 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 14 of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2022 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2023	January 31, 2023	225,066	$190.32	224,014	$1,962
February 1, 2023	February 28, 2023	1,529,842	$185.12	1,196,884	$1,740
March 1, 2023	March 31, 2023	762,541	$177.67	762,014	$1,605
Total		2,517,449	$183.33	2,182,912	$1,605

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at March 31, 2023.

The Company acquired 334,537 shares for a total cost of $62 million during the three months ended March 31, 2023 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

Executive Ownership and Sales. All of the Company’s executive officers are subject to the Company’s executive stock ownership policy. For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Additional Compensation Information—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 7, 2023. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may, in compliance with the stock ownership policy, sell shares of common stock of the Company on the open market, in private transactions or to the Company. To effect such sales, from time to time, some of the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. As of the date of this report, none of the Company’s “named executive officers” (i.e., an executive officer included in the compensation disclosures in the Company’s most recent proxy statement) has entered into a Rule 10b5-1 trading plan that remains in effect.

Item 6.   EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation of The Travelers Companies, Inc., as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2
Bylaws of The Travelers Companies, Inc. as Amended and Restated December 7, 2022, were filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on December 12, 2022, and are incorporated herein by reference.

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2023 and 2022; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheet at March 31, 2023 and December 31, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 19, 2023	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 19, 2023	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)