Form 10-Q
period 2023-06-30
TRAVELERS COMPANIES, INC.
filed 2023-07-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 17, 2023 was 228,942,328.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2023
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$9,216	$8,317	$18,070	$16,331
Net investment income	712	707	1,375	1,344
Fee income	106	100	212	203
Net realized investment losses	(35)	(95)	(29)	(118)
Other revenues	99	107	174	185
Total revenues	10,098	9,136	19,802	17,945
Claims and expenses
Claims and claim adjustment expenses	7,227	5,803	13,186	10,842
Amortization of deferred acquisition costs	1,519	1,365	2,981	2,675
General and administrative expenses	1,308	1,223	2,575	2,414
Interest expense	92	88	180	175
Total claims and expenses	10,146	8,479	18,922	16,106
Income (loss) before income taxes	(48)	657	880	1,839
Income tax expense (benefit)	(34)	106	(81)	270
Net income (loss)	$(14)	$551	$961	$1,569
Net income (loss) per share
Basic	$(0.07)	$2.29	$4.14	$6.50
Diluted	$(0.07)	$2.27	$4.09	$6.43
Weighted average number of common shares outstanding
Basic	229.7	238.4	230.6	239.7
Diluted	229.7	241.1	233.3	242.4

Cash dividends declared per common share	$1.00	0.93	1.93	1.81

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(14)	$551	$961	$1,569
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	(903)	(3,045)	405	(7,874)
Having credit losses recognized in the consolidated statement of income (loss)	—	(2)	—	(3)
Net changes in benefit plan assets and obligations	(4)	11	(7)	22
Net changes in unrealized foreign currency translation	94	(174)	131	(172)
Other comprehensive income (loss) before income taxes	(813)	(3,210)	529	(8,027)
Income tax expense (benefit)	(190)	(657)	93	(1,679)
Other comprehensive income (loss), net of taxes	(623)	(2,553)	436	(6,348)
Comprehensive income (loss)	$(637)	$(2,002)	$1,397	$(4,779)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $79,027 and $77,380; allowance for expected credit losses of $4 and $3)	$73,212	$71,160
Equity securities, at fair value (cost $548 and $747)	587	807
Real estate investments	953	952
Short-term securities	3,892	3,470
Other investments	4,329	4,065
Total investments	82,973	80,454
Cash	605	799
Investment income accrued	649	650
Premiums receivable (net of allowance for expected credit losses of $72 and $77)	10,327	8,922
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $121 and $132)	8,121	8,063
Ceded unearned premiums	1,302	1,024
Deferred acquisition costs	3,212	2,836
Deferred taxes	1,846	1,877
Contractholder receivables (net of allowance for expected credit losses of $20 and $17)	3,449	3,579
Goodwill	3,975	3,952
Other intangible assets	283	287
Other assets	3,831	3,274
Total assets	$120,573	$115,717
Liabilities
Claims and claim adjustment expense reserves	$60,571	$58,649
Unearned premium reserves	20,214	18,240
Contractholder payables	3,469	3,596
Payables for reinsurance premiums	726	419
Debt	8,031	7,292
Other liabilities	5,707	5,961
Total liabilities	98,718	94,157
Shareholders’ equity
Common stock (1,750.0 shares authorized; 228.9 and 232.1 shares issued and outstanding)	24,776	24,565
Retained earnings	44,026	43,516
Accumulated other comprehensive loss	(6,009)	(6,445)
Treasury stock, at cost (558.2 and 553.5 shares)	(40,938)	(40,076)
Total shareholders’ equity	21,855	21,560
Total liabilities and shareholders’ equity	$120,573	$115,717

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock
Balance, beginning of period	$24,703	$24,348	$24,565	$24,154
Employee share-based compensation	26	30	94	165
Compensation amortization under share-based plans and other changes	47	41	117	100
Balance, end of period	24,776	24,419	24,776	24,419
Retained earnings
Balance, beginning of period	44,273	42,359	43,516	41,555
Net income (loss)	(14)	551	961	1,569
Dividends	(233)	(225)	(451)	(439)
Other	—	(1)	—	(1)
Balance, end of period	44,026	42,684	44,026	42,684
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(5,386)	(2,602)	(6,445)	1,193
Other comprehensive income (loss)	(623)	(2,553)	436	(6,348)
Balance, end of period	(6,009)	(5,155)	(6,009)	(5,155)
Treasury stock, at cost
Balance, beginning of period	(40,538)	(38,574)	(40,076)	(38,015)
Treasury stock acquired — share repurchase authorizations	(400)	(500)	(800)	(1,000)
Net shares acquired related to employee share-based compensation plans	—	—	(62)	(59)
Balance, end of period	(40,938)	(39,074)	(40,938)	(39,074)
Total shareholders’ equity	$21,855	$22,874	$21,855	$22,874
Common shares outstanding
Balance, beginning of period	231.0	240.0	232.1	241.2
Treasury stock acquired — share repurchase authorizations	(2.2)	(2.9)	(4.4)	(5.8)
Net shares issued under employee share-based compensation plans	0.1	0.2	1.2	1.9
Balance, end of period	228.9	237.3	228.9	237.3

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$961	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	29	118
Depreciation and amortization	383	444
Deferred federal income tax benefit	(64)	(28)
Amortization of deferred acquisition costs	2,981	2,675
Equity in income from other investments	(85)	(295)
Premiums receivable	(1,389)	(1,071)
Reinsurance recoverables	(41)	(84)
Deferred acquisition costs	(3,351)	(2,917)
Claims and claim adjustment expense reserves	1,794	1,272
Unearned premium reserves	1,935	1,398
Other	(592)	(440)
Net cash provided by operating activities	2,561	2,641
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,031	3,697
Proceeds from sales of investments:
Fixed maturities	3,115	2,701
Equity securities	90	84
Other investments	100	173
Purchases of investments:
Fixed maturities	(7,663)	(7,998)
Equity securities	(50)	(86)
Real estate investments	(26)	(16)
Other investments	(255)	(252)
Net sales (purchases) of short-term securities	(418)	257
Securities transactions in the course of settlement	15	236
Acquisition, net of cash acquired	—	(4)
Other	(251)	(159)
Net cash used in investing activities	(2,312)	(1,367)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(794)	(1,000)
Treasury stock acquired — net employee share-based compensation	(62)	(59)
Dividends paid to shareholders	(447)	(436)
Issuance of debt	738	—
Issuance of common stock — employee share options	110	194
Net cash used in financing activities	(455)	(1,301)
Effect of exchange rate changes on cash	12	(24)
Net decrease in cash	(194)	(51)
Cash at beginning of year	799	761
Cash at end of period	$605	$710
Supplemental disclosure of cash flow information
Income taxes paid	$139	$552
Interest paid	$175	$174

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2023
Premiums	$4,644	$911	$3,661	$9,216
Net investment income	509	78	125	712
Fee income	98	—	8	106
Other revenues	67	7	25	99
Total segment revenues (1)	$5,318	$996	$3,819	$10,133
Segment income (loss) (1)	$402	$230	$(538)	$94

2022
Premiums	$4,218	$851	$3,248	$8,317
Net investment income	521	64	122	707
Fee income	93	—	7	100
Other revenues	85	4	18	107
Total segment revenues (1)	$4,917	$919	$3,395	$9,231
Segment income (loss) (1)	$666	$228	$(193)	$701
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2023
Premiums	$9,121	$1,786	$7,163	$18,070
Net investment income	982	151	242	1,375
Fee income	197	—	15	212
Other revenues	114	12	48	174
Total segment revenues (1)	$10,414	$1,949	$7,468	$19,831
Segment income (loss) (1)	$1,158	$437	$(455)	$1,140

2022
Premiums	$8,289	$1,671	$6,371	$16,331
Net investment income	989	123	232	1,344
Fee income	189	—	14	203
Other revenues	138	8	39	185
Total segment revenues (1)	$9,605	$1,802	$6,656	$18,063
Segment income (1)	$1,335	$445	$32	$1,812
_______________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$858	$864	$1,708	$1,694
Commercial automobile	798	735	1,559	1,448
Commercial property	760	638	1,469	1,246
General liability	748	700	1,508	1,388
Commercial multi-peril	1,145	1,010	2,245	1,977
Other	16	16	34	33
Total Domestic	4,325	3,963	8,523	7,786
International	319	255	598	503
Total Business Insurance	4,644	4,218	9,121	8,289
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	325	295	631	569
General liability	406	385	804	758
Other	57	54	111	109
Total Domestic	788	734	1,546	1,436
International	123	117	240	235
Total Bond & Specialty Insurance	911	851	1,786	1,671
Personal Insurance:
Domestic:
Automobile	1,688	1,511	3,312	2,969
Homeowners and Other	1,814	1,570	3,538	3,066
Total Domestic	3,502	3,081	6,850	6,035
International	159	167	313	336
Total Personal Insurance	3,661	3,248	7,163	6,371
Total earned premiums	9,216	8,317	18,070	16,331
Net investment income	712	707	1,375	1,344
Fee income	106	100	212	203
Other revenues	99	107	174	185
Total segment revenues	10,133	9,231	19,831	18,063
Net realized investment losses	(35)	(95)	(29)	(118)
Total revenues	$10,098	$9,136	$19,802	$17,945
Income reconciliation, net of tax
Total segment income	$94	$701	$1,140	$1,812
Interest Expense and Other (1)	(79)	(76)	(155)	(150)
Core income	15	625	985	1,662
Net realized investment losses	(29)	(74)	(24)	(93)
Net income (loss)	$(14)	$551	$961	$1,569
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $72 million and $69 million for the three months ended June 30, 2023 and 2022, respectively, and $142 million and $138 million for the six months ended June 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2023	December 31, 2022
Asset reconciliation
Business Insurance	$89,737	$86,522
Bond & Specialty Insurance	10,926	10,119
Personal Insurance	19,076	18,275
Total assets by reportable segment	119,739	114,916
Other assets (1)	834	801
Total consolidated assets	$120,573	$115,717
 _________________________________________________________
(1)The primary components of other assets at both June 30, 2023 and December 31, 2022 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at June 30, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,420	$—	$—	$346	$6,074
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,886	—	33	1,600	17,319
Revenue	10,141	—	25	772	9,394
State general obligation	1,194	—	2	76	1,120
Pre-refunded	1,593	—	5	2	1,596
Total obligations of U.S. states, municipalities and political subdivisions	31,814	—	65	2,450	29,429
Debt securities issued by foreign governments	1,084	—	—	56	1,028
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,463	—	11	222	4,252
Corporate and all other bonds	35,246	4	23	2,836	32,429
Total	$79,027	$4	$99	$5,910	$73,212

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,798	$—	$3	$363	$5,438
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,615	—	33	1,825	17,823
Revenue	11,076	—	29	907	10,198
State general obligation	1,104	—	3	88	1,019
Pre-refunded	2,323	—	17	1	2,339
Total obligations of U.S. states, municipalities and political subdivisions	34,118	—	82	2,821	31,379
Debt securities issued by foreign governments	1,049	—	—	55	994
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	—	13	200	1,991
Corporate and all other bonds	34,237	3	37	2,913	31,358
Total	$77,380	$3	$135	$6,352	$71,160

Pre-refunded bonds of $1.60 billion and $2.34 billion at June 30, 2023 and December 31, 2022, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.

Proceeds from the sales of fixed maturities classified as available for sale were $3.12 billion and $2.70 billion during the six months ended June 30, 2023 and 2022, respectively. Gross gains of $19 million and $10 million and gross losses of $51 million and $8 million were realized on those sales during the six months ended June 30, 2023 and 2022, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

(at June 30, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$504	$79	$42	$541
Non-redeemable preferred stock	44	2	—	46
Total	$548	$81	$42	$587

(at December 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$706	$89	$32	$763
Non-redeemable preferred stock	41	3	—	44
Total	$747	$92	$32	$807

For the six months ended June 30, 2023 and 2022, the Company recognized $3 million and $(85) million of net gains (losses) on equity securities still held as of June 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses

The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at June 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at June 30, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,119	$76	$1,900	$270	$6,019	$346
Obligations of U.S. states, municipalities and political subdivisions	9,891	146	13,014	2,304	22,905	2,450
Debt securities issued by foreign governments	234	6	781	50	1,015	56
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,686	47	1,161	175	3,847	222
Corporate and all other bonds	10,116	315	20,698	2,521	30,814	2,836
Total	$27,046	$590	$37,554	$5,320	$64,600	$5,910

	Less than 12 months		12 months or longer		Total
(at December 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,835	$100	$1,679	$263	$4,514	$363
Obligations of U.S. states, municipalities and political subdivisions	19,251	1,975	3,134	846	22,385	2,821
Debt securities issued by foreign governments	604	22	367	33	971	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,414	128	316	72	1,730	200
Corporate and all other bonds	24,080	1,635	6,096	1,278	30,176	2,913
Total	$48,184	$3,860	$11,592	$2,492	$59,776	$6,352

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at June 30, 2023 and December 31, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at June 30, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	160	105	223	586	1,074
Debt securities issued by foreign governments	2	—	—	—	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	44	—	—	—	44
Corporate and all other bonds	272	45	57	5	379
Total	$478	$150	$280	$591	$1,499

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	81	776	643	—	1,500
Debt securities issued by foreign governments	1	—	—	—	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	48	—	—	52
Corporate and all other bonds	89	526	8	—	623
Total	$175	$1,350	$651	$—	$2,176

Increases in interest rates resulted in the gross unrealized investment losses disclosed in the tables above; however, the net unrealized loss is considered temporary in nature as the decrease in value is not due to credit impairments and there is no impact on expected contractual cash flows from fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges

The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

Fixed Maturities
Corporate and All Other Bonds
At and For the Three Months Ended
(in millions)	June 30, 2023	June 30, 2022

Balance, beginning of period	$4	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$4

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Six Months Ended
(in millions)	June 30, 2023	June 30, 2022

Balance, beginning of period	$3	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	1	1
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$4

Total net impairment charges, including credit impairments, reported in net realized investment losses in the consolidated statement of income (loss), were $0 million and $20 million for the three months ended June 30, 2023 and 2022, respectively, and $1 million and $21 million for the six months ended June 30, 2023 and 2022, respectively. Credit losses related to the fixed maturity portfolio for both the three and six months ended June 30, 2023 and 2022 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2023 and December 31, 2022.

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

For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $37 million and $371 million for these investments at June 30, 2023 and December 31, 2022, respectively, in the amounts disclosed in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,074	$6,074	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	29,429	—	29,429	—
Debt securities issued by foreign governments	1,028	—	1,028	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,252	—	4,252	—
Corporate and all other bonds	32,429	—	32,160	269
Total fixed maturities	73,212	6,074	66,869	269
Equity securities
Common stock	541	532	—	9
Non-redeemable preferred stock	46	15	3	28
Total equity securities	587	547	3	37
Other investments	17	16	—	1
Total	$73,816	$6,637	$66,872	$307

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	$5,438	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,379	—	31,379	—
Debt securities issued by foreign governments	994	—	994	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	—	1,991	—
Corporate and all other bonds	31,358	—	31,055	303
Total fixed maturities	71,160	5,438	65,419	303
Equity securities
Common stock	763	418	—	345
Non-redeemable preferred stock	44	15	3	26
Total equity securities	807	433	3	371
Other investments	16	15	—	1
Total	$71,983	$5,886	$65,422	$675

Other liabilities	$2	$—	$—	$2

Transfers out of Level 3 during the six months ended June 30, 2023 included $182 million of common stock that the Company exchanged during the first quarter of 2023 for shares in an investment that is reported using the equity method of accounting and $151 million of common stock in a company that had been privately held but became publicly traded during the second quarter of 2023, valued using an unadjusted quoted market price and disclosed in Level 1. There was no other significant activity in Level 3 of the hierarchy during the six months ended June 30, 2023.

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

(at June 30, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,892	$3,892	$1,075	$2,767	$50
Financial liabilities
Debt	$7,931	$7,402	$—	$7,402	$—
Commercial paper	100	100	—	100	—

(at December 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,470	$3,470	$871	$2,546	$53
Financial liabilities
Debt	$7,192	$6,509	$—	$6,509	$—
Commercial paper	100	100	—	100	—

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2023 or the year ended December 31, 2022.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES

Premiums Receivable

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022.

	At and For the Three Months Ended June 30, 2023		At and For the Three Months Ended June 30, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$9,483	$77	$8,593	$89

Current period change for expected credit losses		7		17
Write-offs of uncollectible premiums receivable		12		17
Balance, end of period	$10,327	$72	$9,132	$89

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Six Months Ended June 30, 2023		At and For the Six Months Ended June 30, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,922	$77	$8,085	$107

Current period change for expected credit losses		17		35
Write-offs of uncollectible premiums receivable		22		53
Balance, end of period	$10,327	$72	$9,132	$89

Reinsurance Recoverables

The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2023 and 2022, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2023 and 2022.

	At and For the Three Months Ended June 30, 2023		At and For the Three Months Ended June 30, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,091	$131	$8,734	$135

Current period change for estimated uncollectible reinsurance		(10)		(3)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,121	$121	$8,509	$132

	At and For the Six Months Ended June 30, 2023		At and For the Six Months Ended June 30, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,063	$132	$8,452	$141

Current period change for estimated uncollectible reinsurance		(11)		(9)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,121	$121	$8,509	$132

Of the total reinsurance recoverables at June 30, 2023, $5.70 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables comprised the following: 6% related to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

Contractholder Receivables

The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at June 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022.

	At and For the Three Months Ended June 30, 2023		At and For the Three Months Ended June 30, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,598	$19	$3,901	$19

Current period change for expected credit losses		1		—
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$3,449	$20	$3,735	$18

	At and For the Six Months Ended June 30, 2023		At and For the Six Months Ended June 30, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,579	$17	$3,890	$21

Current period change for expected credit losses		3		(2)
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$3,449	$20	$3,735	$18

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

(in millions)	June 30, 2023	December 31, 2022
Business Insurance	$2,584	$2,565
Bond & Specialty Insurance	550	550
Personal Insurance	815	811
Other	26	26
Total	$3,975	$3,952
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$99	$54	$45
Contract-based (1)	205	193	12
Total subject to amortization	304	247	57
Not subject to amortization	226	—	226
Total	$530	$247	$283

(at December 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$48	$48
Contract-based (1)	204	191	13
Total subject to amortization	300	239	61
Not subject to amortization	226	—	226
Total	$526	$239	$287
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2023	December 31, 2022
Property-casualty	$60,564	$58,643
Accident and health	7	6
Total	$60,571	$58,649

The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2023	2022
Claims and claim adjustment expense reserves at beginning of year	$58,643	$56,897
Less reinsurance recoverables on unpaid losses	7,790	8,209
Net reserves at beginning of year	50,853	48,688
Estimated claims and claim adjustment expenses for claims arising in the current year	13,260	11,194
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(118)	(387)
Total increases	13,142	10,807
Claims and claim adjustment expense payments for claims arising in:
Current year	3,898	3,357
Prior years	7,466	6,205
Total payments	11,364	9,562
Unrealized foreign exchange (gain) loss	104	(164)
Net reserves at end of period	52,735	49,769
Plus reinsurance recoverables on unpaid losses	7,829	8,207
Claims and claim adjustment expense reserves at end of period	$60,564	$57,976

Gross claims and claim adjustment expense reserves at June 30, 2023 increased by $1.92 billion over December 31, 2022, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2023 and (v) net favorable prior year reserve development.

Reinsurance recoverables on unpaid losses at June 30, 2023 increased by $39 million over December 31, 2022.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

For the six months ended June 30, 2023 and 2022, estimated claims and claim adjustment expenses incurred included $118 million and $387 million, respectively, of net favorable development for claims arising in prior years, including $165 million and $444 million, respectively, of net favorable prior year reserve development, and $23 million of accretion of discount in each period that impacted the Company’s results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net unfavorable prior year reserve development in the second quarter of 2023 totaled $101 million, primarily driven by higher than expected loss experience in the domestic operations’ (i) general liability product line for primary and excess coverages for multiple accident years, (ii) commercial multi-peril product line for multiple accident years and (iii) commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years. Net favorable prior year reserve development in the second quarter of 2022 totaled $202 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years and in the commercial multi-peril product line for recent accident years, partially offset by an increase in reserves in the domestic operations’ general liability product line including for run-off operations.
Net unfavorable prior year reserve development in the first six months of 2023 totaled $82 million, primarily driven by higher than expected loss experience in the domestic operations’ (i) general liability product line for primary and excess coverages for multiple accident years, (ii) commercial automobile product line for multiple accident years and (iii) commercial multi-peril product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years. Net favorable prior year reserve development in the first six months of 2022 totaled $315 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years and in the commercial multi-peril product line for recent accident years, partially offset by an increase in reserves in the domestic operations’ general liability product line including for run-off operations. The first six months of 2023 and 2022 also included an increase to environmental reserves.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2023 totaled $119 million and $177 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ general liability product line for management liability coverages and in the fidelity and surety product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2022 totaled $73 million and $108 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2023 totaled $42 million and $70 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2022 totaled $16 million and $21 million, respectively.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2023.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2023	$(4,047)	$179	$(544)	$(974)	$(5,386)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(725)	—	(2)	89	(638)
Amounts reclassified from AOCI, net of tax	17	—	(2)	—	15
Net OCI, current period	(708)	—	(4)	89	(623)
Balance, June 30, 2023	$(4,755)	$179	$(548)	$(885)	$(6,009)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(5,077)	$179	$(542)	$(1,005)	$(6,445)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	296	—	(1)	120	415
Amounts reclassified from AOCI, net of tax	26	—	(5)	—	21
Net OCI, current period	322	—	(6)	120	436
Balance, June 30, 2023	$(4,755)	$179	$(548)	$(885)	$(6,009)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	$(903)	$(3,045)	$405	$(7,874)
Income tax expense (benefit)	(195)	(646)	83	(1,670)
Net of taxes	(708)	(2,399)	322	(6,204)
Having credit losses recognized in the consolidated statement of income (loss)	—	(2)	—	(3)
Income tax benefit	—	—	—	—
Net of taxes	—	(2)	—	(3)
Net changes in benefit plan assets and obligations	(4)	11	(7)	22
Income tax expense (benefit)	—	2	(1)	4
Net of taxes	(4)	9	(6)	18
Net changes in unrealized foreign currency translation	94	(174)	131	(172)
Income tax expense (benefit)	5	(13)	11	(13)
Net of taxes	89	(161)	120	(159)
Total other comprehensive income (loss)	(813)	(3,210)	529	(8,027)
Total income tax expense (benefit)	(190)	(657)	93	(1,679)
Total other comprehensive income (loss), net of taxes	$(623)	$(2,553)	$436	$(6,348)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss) (1)	$22	$21	$33	$19
Income tax benefit (2)	5	5	7	4
Net of taxes	17	16	26	15
Having credit losses recognized in the consolidated statement of income (loss) (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(1)	4	(2)	8
General and administrative expenses (benefit) (3)	(2)	7	(4)	13
Total	(3)	11	(6)	21
Income tax expense (benefit) (2)	(1)	3	(1)	5
Net of taxes	(2)	8	(5)	16
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	19	32	27	40
Total income tax benefit	4	8	6	9
Total reclassifications, net of taxes	$15	$24	$21	$31
_________________________________________________________
(1)(Increases) decreases net realized investment losses on the consolidated statement of income (loss).
(2)(Increases) decreases income tax expense (benefit) on the consolidated statement of income (loss).
(3)Increases (decreases) expenses on the consolidated statement of income (loss).

9.     DEBT

Debt Issuance.  On May 25, 2023, the Company issued $750 million aggregate principal amount of 5.45% senior notes that will mature on May 25, 2053.  The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $738 million.  Interest on the senior notes is payable semi-annually in arrears on May 25 and November 25.  Prior to November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding November 25, 2052 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the senior notes), plus 25 basis points.  On or after November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     COMMON SHARE REPURCHASES

During the three and six months ended June 30, 2023, the Company repurchased 2.2 million and 4.4 million common shares, respectively, under its share repurchase authorizations for total cost of $400 million and $800 million, respectively. The average cost per share repurchased was $180.13 and $181.68, respectively.  In addition, the Company acquired 820 shares and 0.3 million common shares for a total cost of approximately $146,000 and $62 million during the three and six months ended June 30, 2023, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity. At June 30, 2023, the Company had $6.20 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

11.     EARNINGS PER SHARE

The following is a reconciliation of the income (loss) and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Basic and Diluted
Net income (loss), as reported	$(14)	$551	$961	$1,569
Participating share-based awards — allocated income	(1)	(4)	(7)	(11)
Net income (loss) available to common shareholders — basic and diluted	$(15)	$547	$954	$1,558
Common Shares
Basic
Weighted average shares outstanding	229.7	238.4	230.6	239.7
Diluted
Weighted average shares outstanding	229.7	238.4	230.6	239.7
Weighted average effects of dilutive securities — stock options and performance shares	—	2.7	2.7	2.7
Total	229.7	241.1	233.3	242.4
Net Income (Loss) per Common Share
Basic	$(0.07)	$2.29	$4.14	$6.50
Diluted	$(0.07)	$2.27	$4.09	$6.43

Net loss per basic and diluted common share for the three months ended June 30, 2023 excluded the allocation of $2 million of undistributed loss to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share for the three months ended June 30, 2023. In addition, the net loss per diluted common share for the three months ended June 30, 2023 excluded the incremental impact of 2.5 million stock options and performance shares, since the impact of these potential shares of common stock and their effects on income was anti-dilutive for the three months ended June 30, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2023:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,436,347	$137.77	6.0 years	$275
Exercisable at end of period	5,358,727	$128.19	5.0 years	$244
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $47 million and $41 million for the three months ended June 30, 2023 and 2022, respectively, and $116 million and $100 million for the six months ended June 30, 2023 and 2022, respectively. The related tax benefits recognized in the consolidated statement of income (loss) were $8 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $19 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2023 was $281 million, which is expected to be recognized over a weighted-average period of 2.0 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the three months ended June 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2023	2022	2023	2022
Net Periodic Benefit Cost (Benefit):
Service cost	$27	$37	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	44	26	1	1
Expected return on plan assets	(78)	(74)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	—	13	(2)	(1)
Total non-service cost (benefit)	(34)	(35)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$2	$(2)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the three months ended June 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2023	2022	2023	2022
Service Cost:
Claims and claim adjustment expenses	$11	$15	$—	$—
General and administrative expenses	16	22	—	—
Total service cost	27	37	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(13)	(14)	(1)	(1)
General and administrative expenses	(21)	(21)	(1)	—
Total non-service cost (benefit)	(34)	(35)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$2	$(2)	$(1)

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the six months ended June 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2023	2022	2023	2022
Net Periodic Benefit Cost (Benefit):
Service cost	$54	$73	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	88	51	2	2
Expected return on plan assets	(156)	(148)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	—	25	(4)	(2)
Total non-service cost (benefit)	(68)	(72)	(4)	(2)
Net periodic benefit cost (benefit)	$(14)	$1	$(4)	$(2)

The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the six months ended June 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2023	2022	2023	2022
Service Cost:
Claims and claim adjustment expenses	$22	$30	$—	$—
General and administrative expenses	32	43	—	—
Total service cost	54	73	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(27)	(29)	(2)	(1)
General and administrative expenses	(41)	(43)	(2)	(1)
Total non-service cost (benefit)	(68)	(72)	(4)	(2)
Net periodic benefit cost (benefit)	$(14)	$1	$(4)	$(2)

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

Lease expense is included in general and administrative expenses in the consolidated statement of income (loss). Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Lease cost
Operating leases	$19	$21	$38	$42
Short-term leases (1)	—	1	1	1
Lease expense	19	22	39	43
Less: sublease income (2)	—	—	—	—
Net lease cost	$19	$22	$39	$43
Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$22	$24	$43	$48
Right-of-use assets obtained in exchange for new lease liabilities	$3	$5	$13	$7
Weighted average discount rate	2.52%	2.27%	2.52%	2.27%
Weighted average remaining lease term	4.3 years	4.6 years	4.3 years	4.6 years
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
Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.72 billion and $1.80 billion at June 30, 2023 and December 31, 2022, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at June 30, 2023.

The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2023, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2023 Second Quarter Consolidated Results of Operations

•Net loss of $14 million, or $0.07 per share basic and $0.07 per share diluted
•Net earned premiums of $9.22 billion
•Catastrophe losses of $1.48 billion ($1.17 billion after-tax)
•Net favorable prior year reserve development of $60 million ($47 million after-tax)
•Combined ratio of 106.5%
•Net investment income of $712 million ($594 million after-tax)
•Net realized investment losses of $35 million ($29 million after-tax)
•Operating cash flows of $1.55 billion

2023 Second Quarter Consolidated Financial Condition

•Total investments of $82.97 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $120.57 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 26.9% (23.3% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $633 million, comprising $400 million of share repurchases and $233 million of dividends
•Shareholders’ equity of $21.86 billion
•Net unrealized investment losses of $5.82 billion ($4.58 billion after-tax)
•Book value per common share of $95.46
•Holding company liquidity of $1.97 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2023	2022	2023	2022
Revenues
Premiums	$9,216	$8,317	$18,070	$16,331
Net investment income	712	707	1,375	1,344
Fee income	106	100	212	203
Net realized investment losses	(35)	(95)	(29)	(118)
Other revenues	99	107	174	185
Total revenues	10,098	9,136	19,802	17,945
Claims and expenses
Claims and claim adjustment expenses	7,227	5,803	13,186	10,842
Amortization of deferred acquisition costs	1,519	1,365	2,981	2,675
General and administrative expenses	1,308	1,223	2,575	2,414
Interest expense	92	88	180	175
Total claims and expenses	10,146	8,479	18,922	16,106
Income (loss) before income taxes	(48)	657	880	1,839
Income tax expense (benefit)	(34)	106	(81)	270
Net income (loss)	$(14)	$551	$961	$1,569
Net income (loss) per share
Basic	$(0.07)	$2.29	$4.14	$6.50
Diluted	$(0.07)	$2.27	$4.09	$6.43
Combined ratio
Loss and loss adjustment expense ratio	77.9%	69.3%	72.4%	65.8%
Underwriting expense ratio	28.6	29.0	28.7	29.0
Combined ratio	106.5%	98.3%	101.1%	94.8%
The following discussions of the Company’s net income (loss) and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.
Overview
The diluted net loss per share was $0.07 in the second quarter of 2023, compared to diluted net income per share of $2.27 in the same period of 2022.  The net loss was $14 million in the second quarter of 2023, compared to net income of $551 million in the same period of 2022.  The loss before income taxes in the second quarter of 2023 primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (iv) lower net realized investment losses. Catastrophe losses in the second quarters of 2023 and 2022 were $1.48 billion and $746 million, respectively. Net favorable prior year reserve development in the second quarters of 2023 and 2022 was $60 million and $291 million, respectively. The higher underlying underwriting margins in the second quarter of 2023 were driven by Business Insurance and Personal Insurance, partially offset by Bond & Specialty Insurance. The Company recorded an income tax benefit in the second quarter of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $4.09 in the first six months of 2023 decreased by 36% from diluted net income per share of $6.43 in the same period of 2022.  Net income of $961 million in the first six months of 2023 decreased by 39% from net income of $1.57 billion in the same period of 2022.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underlying underwriting margins and (iv) lower net realized investment losses. Catastrophe losses in the first six months of 2023 and 2022 were $2.02 billion and $906 million, respectively. Net favorable prior year reserve development in the first six months of 2023 and 2022 was $165 million and $444 million, respectively. The higher underlying underwriting margins in the first six months of 2023 were driven by Business Insurance and Personal Insurance, partially offset by Bond & Specialty Insurance. The Company recorded an income tax benefit in the first six months of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected the impact of a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the decrease in income before income taxes, partially offset by a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and six months ended June 30, 2023 and 2022, changes in foreign currency exchange rates impacted reported line items in the statement of income (loss) by insignificant amounts.  The impact of these changes was not material to the Company’s net income (loss) or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2023 were $9.22 billion, $899 million or 11% higher than in the same period of 2022.  Earned premiums in the first six months of 2023 were $18.07 billion, $1.74 billion or 11% higher than in the same period of 2022. In Business Insurance, earned premiums in the second quarter and first six months of 2023 both increased by 10% over the same periods of 2022. In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2023 both increased by 7% over the same periods of 2022.  In Personal Insurance, earned premiums in the second quarter and first six months of 2023 increased by 13% and 12%, respectively, over the same periods of 2022. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Average investments (1)	$89,536	$86,660	$89,208	$86,519
Pre-tax net investment income	712	707	1,375	1,344
After-tax net investment income	594	595	1,151	1,134
Average pre-tax yield (2)	3.2%	3.3%	3.1%	3.1%
Average after-tax yield (2)	2.7%	2.7%	2.6%	2.6%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the second quarter of 2023 was $712 million, $5 million or 1% higher than in the same period of 2022.  Net investment income in the first six months of 2023 was $1.38 billion, $31 million or 2% higher than in the same period of 2022. Net investment income from fixed maturity investments in the second quarter and first six months of 2023 was $591 million and $1.17 billion, respectively, $79 million and $149 million higher, respectively, than in the same periods of 2022. The increases in both periods of 2023 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter and first six months of 2023 was $55 million and $102 million, respectively, $46 million and $91 million higher, respectively, than in the same periods of 2022. The increases in both periods of 2023 primarily resulted from higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $78 million and $131 million in the second quarter and first six

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

months of 2023, respectively, $119 million and $208 million lower, respectively, than in the same periods of 2022. The decline in net investment income from these portfolios in the second quarter and first six months of 2023 compared with the same periods of 2022 primarily reflected lower private equity and real estate partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the second quarter of 2023 was $106 million, $6 million higher than in the same period of 2022. Fee income in the first six months of 2023 was $212 million, $9 million higher than in the same period of 2022. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Losses
The following table sets forth information regarding the Company’s net realized investment losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Impairment gains (losses):
Fixed maturities	$—	$(20)	$(1)	$(21)
Net realized investment gains (losses) on equity securities still held	(14)	(71)	3	(85)
Other net realized investment losses, including from sales	(21)	(4)	(31)	(12)
Total	$(35)	$(95)	$(29)	$(118)
Net realized investment losses on equity securities still held of $14 million in the second quarter of 2023 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $3 million in the first six months of 2023 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment losses on equity securities still held of $71 million and $85 million in the second quarter and first six months of 2022, respectively, were driven by the impact of changes in fair value attributable to unfavorable equity markets.
Other Revenues
Other revenues in the second quarter of 2023 were $99 million, $8 million lower than in the same period of 2022. Other revenues in the first six months of 2023 were $174 million, $11 million lower than in the same period of 2022. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2023 were $7.23 billion, $1.42 billion or 25% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes, (iii) lower net favorable prior year reserve development, (iv) continued elevated severity in both the automobile and homeowners and other product lines in Personal Insurance and (v) losses from a small number of surety accounts in Bond & Specialty Insurance, partially offset by (vi) a lower level of property losses in Business Insurance and (vii) lower non-catastrophe weather-related losses in Personal Insurance. Catastrophe losses in the second quarter of 2023 resulted from numerous severe wind and hail storms in multiple states. Catastrophe losses in the second quarter of 2022 primarily resulted from winter storms and wind storms in several regions of the United States.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2023 were $13.19 billion, $2.34 billion or 22% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes, (iii) lower net favorable prior year reserve development, (iv) continued elevated severity in both the automobile and homeowners and other product lines in Personal Insurance, (v) losses from a small number of surety accounts in Bond & Specialty Insurance and (vi) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (vii) a lower level of property losses in Business Insurance and (viii) lower non-catastrophe weather-related losses in Personal Insurance. Catastrophe losses in the first six months of 2023 included the second quarter events described above, as well as severe wind and hail storms in multiple states in the first quarter of 2023. Catastrophe losses in the first six months of 2022 included the second quarter events described above, as well as winter storms and wind storms in several regions of the United States in the first quarter of 2022.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2023 and 2022, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2023 and 2022 for significant catastrophes that occurred in 2022 and 2021, and the estimate of ultimate losses for those catastrophes at June 30, 2023 and December 31, 2022. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2023 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2023	2022	2023	2022	June 30, 2023	December 31, 2022
2021
PCS Serial Number:
15 — Winter storms	2	(2)	(16)	(5)	199	215
17 — Winter storms	(4)	(5)	(25)	(5)	458	483
29 — Severe wind storms	(1)	(5)	(1)	(6)	92	93
60 — Hurricane Ida	(4)	(22)	15	(42)	351	336
76 — Tornado outbreak	(2)	(14)	(5)	(12)	108	113
2022
PCS Serial Number:
33 — Severe wind and hail storms	(1)	108	(8)	108	129	137
35 — Severe wind and hail storms	(2)	104	(4)	104	180	184
43 — Severe wind and hail storms	(1)	131	(11)	131	111	122
61 — Hurricane Ian	(21)	n/a	(74)	n/a	153	227
73 — Winter storm	25	n/a	168	n/a	680	512
2023
PCS Serial Number:
25 — Severe wind and hail storms	4	n/a	152	n/a	152	n/a
32 — Severe wind and hail storms	19	n/a	138	n/a	138	n/a
33 — Severe wind and hail storms	76	n/a	172	n/a	172	n/a
35 — Severe wind and hail storms	109	n/a	109	n/a	109	n/a
42 — Severe wind and hail storms	146	n/a	146	n/a	146	n/a
48 — Severe wind and hail storms	149	n/a	149	n/a	149	n/a
49 — Severe wind and hail storms	155	n/a	155	n/a	155	n/a
51 — Severe wind and hail storms	270	n/a	270	n/a	270	n/a
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
PCS Catastrophe Event 33 occurred from March 30, 2023 through April 1, 2023. Estimated losses incurred through March 31, 2023 were $96 million and were not disclosed in the table for the quarter ended March 31, 2023 (as the amount was below the Company’s threshold for significant catastrophes). The estimated losses of $76 million incurred subsequent to March 31, 2023 are included in the Company’s results for the quarter ending June 30, 2023 and are disclosed in the table above (including in the Estimated Ultimate Losses related to Event 33).
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2023 was $1.52 billion, $154 million or 11% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first six months of 2023 was $2.98 billion, $306 million or 11% higher than in the same period of 2022. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2023 were $1.31 billion, $85 million or 7% higher than in the same period of 2022. General and administrative expenses in the first six months of 2023 were $2.58 billion, $161 million or 7% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the second quarter and first six months of 2023 was $92 million and $180 million, respectively, compared with $88 million and $175 million, respectively, in the same periods of 2022.
Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2023 was $34 million, compared with income tax expense of $106 million in the same period of 2022. The change in income taxes primarily reflected the impact of the $705 million decrease in income before income taxes in the second quarter of 2023. The income tax benefit in the first six months of 2023 was $81 million, compared with income tax expense of $270 million in the same period of 2022. The change in income taxes primarily reflected the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $959 million decrease in income before income taxes in the first six months of 2023, partially offset by the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
The Company’s effective tax rate was 71% and 16% in the second quarters of 2023 and 2022, respectively. The Company’s effective tax rate was (9)% and 15% in the first six months of 2023 and 2022, respectively.  The effective tax rate in the first six months of 2023 was reduced by the impact of the one-time tax benefit discussed above, and the effective tax rate for the first six months of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 106.5% in the second quarter of 2023 was 8.2 points higher than the combined ratio of 98.3% in the same period of 2022.  The loss and loss adjustment expense ratio of 77.9% in the second quarter of 2023 was 8.6 points higher than the loss and loss adjustment expense ratio of 69.3% in the same period of 2022.  The underwriting expense ratio of 28.6% in the second quarter of 2023 was 0.4 points lower than the underwriting expense ratio of 29.0% in the same period of 2022.
Catastrophe losses in the second quarters of 2023 and 2022 accounted for 16.1 points and 9.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2023 and 2022 provided 0.7 points and 3.5 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2023 was 1.7 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) a lower level of property losses in Business Insurance and (iii) lower non-catastrophe weather-related losses in Personal Insurance, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines in Personal Insurance and (v) losses from a small number of surety accounts in Bond & Specialty Insurance.
The combined ratio of 101.1% in the first six months of 2023 was 6.3 points higher than the combined ratio of 94.8% in the same period of 2022. The loss and loss adjustment expense ratio of 72.4% for the first six months of 2023 was 6.6 points higher than the loss and loss adjustment expense ratio of 65.8% in the same period of 2022.  The underwriting expense ratio of 28.7% for the first six months of 2023 was 0.3 points lower than the underwriting expense ratio of 29.0% in the same period of 2022.
Catastrophe losses in the first six months of 2023 and 2022 accounted for 11.2 points and 5.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2023 and 2022 provided 0.9 points and 2.7 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2023 was 1.2 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) a lower level of property losses in Business Insurance and (iii) lower non-catastrophe weather-related losses in Personal Insurance, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines in Personal Insurance, (v) losses from a small number of surety accounts in Bond & Specialty Insurance and (vi) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Business Insurance	$5,662	$4,786	$11,490	$9,934
Bond & Specialty Insurance	1,035	1,036	2,045	2,045
Personal Insurance	4,210	3,714	7,719	6,840
Total	$10,907	$9,536	$21,254	$18,819

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Business Insurance	$5,175	$4,373	$10,332	$8,875
Bond & Specialty Insurance	964	962	1,850	1,844
Personal Insurance	4,179	3,685	7,532	6,668
Total	$10,318	$9,020	$19,714	$17,387
Gross and net written premiums in the second quarter of 2023 both increased by 14% over the same period of 2022. Gross and net written premiums in the first six months of 2023 both increased by 13% over the same period of 2022. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$4,644	$4,218	$9,121	$8,289
Net investment income	509	521	982	989
Fee income	98	93	197	189
Other revenues	67	85	114	138
Total revenues	5,318	4,917	10,414	9,605
Total claims and expenses	4,833	4,103	9,216	7,982
Segment income before income taxes	485	814	1,198	1,623
Income tax expense	83	148	40	288
Segment income	$402	$666	$1,158	$1,335

Loss and loss adjustment expense ratio	70.0%	63.0%	66.9%	61.9%
Underwriting expense ratio	30.1	30.2	30.0	30.2
Combined ratio	100.1%	93.2%	96.9%	92.1%
Overview
Segment income in the second quarter of 2023 was $402 million, $264 million or 40% lower than segment income of $666 million in the same period of 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022 and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins. Net unfavorable prior year reserve development in the second quarter of 2023 was $101 million. Net favorable prior year reserve development in the second quarter of 2022 was $202 million. Catastrophe losses in the second quarters of 2023 and 2022 were $396 million and $234 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) a lower level of property losses and (iii) the benefit of earned pricing, partially offset by (iv) higher general and administrative expenses. Income tax expense in the second quarter of 2023 was lower than in the same period of 2022, primarily reflecting the impact of the decrease in segment income before income taxes.
Segment income in the first six months of 2023 was $1.16 billion, $177 million or 13% lower than segment income of $1.34 billion in the same period of 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022 and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins. Net unfavorable prior year reserve development in the first six months of 2023 was $82 million. Net favorable prior year reserve development in the first six months of 2022 was $315 million. Catastrophe losses in the first six months of 2023 and 2022 were $595 million and $313 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) a lower level of property losses and (iii) the benefit of earned pricing, partially offset by (iv) higher general and administrative expenses. Income tax expense in the first six months of 2023 was lower than in the same period of 2022, primarily reflecting the impact of a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the decrease in income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2023 were $4.64 billion, $426 million or 10% higher than in the same period of 2022. Earned premiums in the first six months of 2023 were $9.12 billion, $832 million or 10% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2023 was $509 million, $12 million or 2% lower than in the same period of 2022.  Net investment income in the first six months of 2023 was $982 million, $7 million or 1% lower than in the same period of 2022. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2023 compared with the same periods of 2022.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the second quarter of 2023 was $98 million, $5 million or 5% higher than in the same period of 2022. Fee income in the first six months of 2023 was $197 million, $8 million or 4% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected higher claim volume under administration associated with large deductible policies and the service business, partially offset by lower serviced premium volume from the workers’ compensation residual market pool.
Other Revenues
Other revenues in the second quarter of 2023 were $67 million, $18 million lower than in the same period of 2022. Other revenues in the first six months of 2023 were $114 million, $24 million lower than in the same period of 2022. The decreases in both periods primarily reflected the receipt of a surplus distribution from a state workers’ compensation reinsurance fund in 2022. Other revenues also include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2023 were $3.30 billion, $598 million or 22% higher than in the same period of 2022, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022, (ii) higher catastrophe losses, (iii) higher business volumes and (iv) loss cost trends, partially offset by (v) a lower level of property losses.
Claims and claim adjustment expenses in the first six months of 2023 were $6.20 billion, $991 million or 19% higher than in the same period of 2022, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022, (ii) higher catastrophe losses, (iii) higher business volumes and (iv) loss cost trends, partially offset by (v) a lower level of property losses.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2023 was $773 million, $82 million or 12% higher than the same period of 2022. Amortization of deferred acquisition costs in the first six months of 2023 was $1.52 billion, $156 million or 11% higher than the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2023 were $764 million, $50 million or 7% higher than in the same period of 2022. General and administrative expenses in the first six months of 2023 were $1.50 billion, $87 million or 6% higher than in the same period of 2022. The increases in both periods of 2023 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the second quarter of 2023 was $83 million, $65 million lower than the same period of 2022, primarily reflecting the impact of the $329 million decrease in income before income taxes. Income tax expense in the first six months of 2023 was $40 million, $248 million lower than in the same period of 2022, primarily reflecting the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $425 million decrease in income before income taxes, partially offset by a $3 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 100.1% in the second quarter of 2023 was 6.9 points higher than the combined ratio of 93.2% in the same period of 2022.  The loss and loss adjustment expense ratio of 70.0% in the second quarter of 2023 was 7.0 points higher than the loss and loss adjustment expense ratio of 63.0% in the same period of 2022. The underwriting expense ratio of 30.1% in the second quarter of 2023 was 0.1 points lower than the underwriting expense ratio of 30.2% in the same period of 2022.
Catastrophe losses in the second quarters of 2023 and 2022 accounted for 8.5 points and 5.6 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the second quarter of 2023 accounted for 2.2 points of the combined ratio. Net favorable prior year reserve development in the second quarter of 2022 provided 4.8 points of benefit to the combined ratio. The underlying combined ratio in the second quarter of 2023 was 3.0 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) a lower level of property losses and (ii) the benefit of earned pricing.
The combined ratio of 96.9% in the first six months of 2023 was 4.8 points higher than the combined ratio of 92.1% in the same period of 2022. The loss and loss adjustment expense ratio of 66.9% in the first six months of 2023 was 5.0 points higher than the loss and loss adjustment expense ratio of 61.9% in the same period of 2022.  The underwriting expense ratio of 30.0% for the first six months of 2023 was 0.2 points lower than the underwriting expense ratio of 30.2% in the same period of 2022.
Catastrophe losses in the first six months of 2023 and 2022 accounted for 6.5 points and 3.8 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the first six months of 2023 accounted for 0.9 points of the combined ratio. Net favorable prior year reserve development in the first six months of 2022 provided 3.8 points of benefit to the combined ratio. The underlying combined ratio in the first six months of 2023 was 2.6 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) a lower level of property losses and (ii) the benefit of earned pricing.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Select Accounts	$886	$810	$1,810	$1,647
Middle Market	2,840	2,506	5,969	5,301
National Accounts	380	334	873	844
National Property and Other	967	769	1,714	1,407
Total Domestic	5,073	4,419	10,366	9,199
International	589	367	1,124	735
Total Business Insurance	$5,662	$4,786	$11,490	$9,934

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Select Accounts	$883	$807	$1,791	$1,626
Middle Market	2,618	2,329	5,544	4,945
National Accounts	277	240	571	543
National Property and Other	862	690	1,452	1,187
Total Domestic	4,640	4,066	9,358	8,301
International	535	307	974	574
Total Business Insurance	$5,175	$4,373	$10,332	$8,875

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the second quarter of 2023 both increased by 18% over the same period of 2022. Gross and net written premiums in the first six months of 2023 both increased by 16% over the same period of 2022.
Select Accounts.  Net written premiums of $883 million and $1.79 billion in the second quarter and first six months of 2023, respectively, increased by 9% and 10%, respectively, over the same periods of 2022. Retention rates remained strong in the second quarter and first six months of 2023 and increased over the same periods of 2022. Renewal premium changes in the second quarter of 2023 remained positive and were higher than in the same period of 2022. Renewal premium changes in the first six months of 2023 remained positive and were comparable with the same period of 2022.  New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
Middle Market.  Net written premiums of $2.62 billion and $5.54 billion in the second quarter and first six months of 2023, respectively, both increased by 12% over the same periods of 2022.  Retention rates remained strong in the second quarter and first six months of 2023 and increased over the same periods of 2022.  Renewal premium changes in the second quarter of 2023 remained positive and were higher than the same period of 2022. Renewal premium changes in the first six months of 2023 remained positive and were slightly higher than the same period of 2022. New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
National Accounts.  Net written premiums of $277 million and $571 million in the second quarter and first six months of 2023, respectively, increased by 15% and 5%, respectively, over the same periods of 2022. Retention rates remained strong in the second quarter of 2023 and were higher than the same period of 2022. Retention rates remained strong in the first six months of 2023 but were slightly lower than the same period of 2022. Renewal premium changes remained strong in the second quarter and first six months of 2023 and were higher than the same periods of 2022. New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
National Property and Other.  Net written premiums of $862 million and $1.45 billion in the second quarter and first six months of 2023, respectively, increased by 25% and 22%, respectively, over the same periods of 2022.  Retention rates remained strong in the second quarter and first six months of 2023 and increased over the same periods of 2022.  Renewal premium changes in the second quarter and first six months of 2023 remained positive and were higher than in the same periods of 2022. New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
International.  Net written premiums of $535 million in the second quarter and $974 million in the first six months of 2023 increased by 74% and 70%, respectively, over the same periods of 2022, and included the impact of the Company’s quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holding Limited (Fidelis) effective January 1, 2023.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$911	$851	$1,786	$1,671
Net investment income	78	64	151	123
Other revenues	7	4	12	8
Total revenues	996	919	1,949	1,802
Total claims and expenses	707	634	1,412	1,278
Segment income before income taxes	289	285	537	524
Income tax expense	59	57	100	79
Segment income	$230	$228	$437	$445

Loss and loss adjustment expense ratio	39.8%	38.5%	41.4%	40.7%
Underwriting expense ratio	37.3	35.5	37.1	35.3
Combined ratio	77.1%	74.0%	78.5%	76.0%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the second quarter of 2023 was $230 million, $2 million or 1% higher than segment income of $228 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins and (iv) higher catastrophe losses. Net favorable prior year reserve development in the second quarters of 2023 and 2022 was $119 million and $73 million, respectively. Catastrophe losses in the second quarters of 2023 and 2022 were $21 million and $4 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) losses from a small number of surety accounts and (ii) higher general and administrative expenses, partially offset by (iii) higher business volumes. Income tax expense in the second quarter of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first six months of 2023 was $437 million, $8 million or 2% lower than segment income of $445 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins and (iv) higher catastrophe losses. Net favorable prior year reserve development in the first six months of 2023 and 2022 was $177 million and $108 million, respectively. Catastrophe losses in the first six months of 2023 and 2022 were $26 million and $5 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) losses from a small number of surety accounts, (ii) loss activity related to the disruption in the banking sector and (iii) higher general and administrative expenses, partially offset by (iv) higher business volumes. Income tax expense in the first six months of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment income before income taxes and a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2023 were $911 million, $60 million or 7% higher than in the same period of 2022. Earned premiums in the first six months of 2023 were $1.79 billion, $115 million or 7% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the second quarter of 2023 was $78 million, $14 million or 22% higher than in the same period of 2022. Net investment income in the first six months of 2023 was $151 million, $28 million or 23% higher than in the same period of 2022. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2023 compared with the same periods of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2023 were $366 million, $35 million or 11% higher than in the same period of 2022, primarily reflecting the impacts of (i) losses from a small number of surety accounts, (ii) higher business volumes and (iii) higher catastrophe losses, partially offset by (iv) higher net favorable prior year reserve development.
Claims and claim adjustment expenses in the first six months of 2023 were $746 million, $61 million or 9% higher than in the same period of 2022, primarily reflecting the impacts of (i) losses from a small number of surety accounts, (ii) higher business volumes, (iii) loss activity related to the disruption in the banking sector and (iv) higher catastrophe losses, partially offset by (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2023 was $168 million, $13 million or 8% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first six months of 2023 was $328 million, $24 million or 8% higher than in the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2023 were $173 million, $25 million or 17% higher than in the same period of 2022. General and administrative expenses in the first six months of 2023 were $338 million, $49 million or 17% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the second quarter of 2023 was $59 million, $2 million or 4% higher than in the same period of 2022, primarily reflecting the impact of the $4 million increase in segment income before income taxes. Income tax expense in the first six months of 2023 was $100 million, $21 million or 27% higher than in the same period of 2022, primarily reflecting the impact of the $13 million increase in segment income before income taxes and the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 77.1% in the second quarter of 2023 was 3.1 points higher than the combined ratio of 74.0% in the same period of 2022.  The loss and loss adjustment expense ratio of 39.8% in the second quarter of 2023 was 1.3 points higher than the loss and loss adjustment expense ratio of 38.5% in the same period of 2022. The underwriting expense ratio of 37.3% in the second quarter of 2023 was 1.8 points higher than the underwriting expense ratio of 35.5% in the same period of 2022.
Net favorable prior year reserve development in the second quarters of 2023 and 2022 provided 13.0 points and 8.6 points of benefit, respectively, to the combined ratio. Catastrophe losses in the second quarters of 2023 and 2022 accounted for 2.3 points and 0.4 points, respectively, of the combined ratio. The underlying combined ratio in the second quarter of 2023 was 5.6 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) losses from a small number of surety accounts and (ii) higher general and administrative expenses.
The combined ratio of 78.5% in the first six months of 2023 was 2.5 points higher than the combined ratio of 76.0% in the same period of 2022. The loss and loss adjustment expense ratio of 41.4% in the first six months of 2023 was 0.7 points higher than the loss and loss adjustment expense ratio of 40.7% in the same period of 2022.  The underwriting expense ratio of 37.1% in the first six months of 2023 was 1.8 points higher than the underwriting expense ratio of 35.3% in the same period of 2022.
Net favorable prior year reserve development in the first six months of 2023 and 2022 provided 9.9 points and 6.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first six months of 2023 and 2022 accounted for 1.5 points and 0.3 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2023 was 4.7 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) losses from a small number of surety accounts, (ii) loss activity related to the disruption in the banking sector and (iii) higher general and administrative expenses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Management Liability	$598	$589	$1,162	$1,163
Surety	300	298	603	594
Total Domestic	898	887	1,765	1,757
International	137	149	280	288
Total Bond & Specialty Insurance	$1,035	$1,036	$2,045	$2,045

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Management Liability	$541	$533	$1,052	$1,038
Surety	293	287	550	544
Total Domestic	834	820	1,602	1,582
International	130	142	248	262
Total Bond & Specialty Insurance	$964	$962	$1,850	$1,844
Gross and net written premiums in the second quarter of 2023 were both comparable with the same period of 2022. Gross and net written premiums in the first six months of 2023 were both comparable with the same period of 2022.
Domestic.  Net written premiums of $834 million and $1.60 billion in the second quarter and first six months of 2023, respectively, increased by 2% and 1%, respectively, over the same periods of 2022. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter and first six months of 2023 and increased over the same periods of 2022. Renewal premium changes in the second quarter and first six months of 2023 remained positive but were lower than in the same periods of 2022. New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
International.  Net written premiums of $130 million and $248 million in the second quarter and first six months of 2023, respectively, decreased by 8% and 5%, respectively, from the same periods of 2022. The decrease in the second quarter of 2023 was primarily driven by the impact of decreases in the United Kingdom and broader Europe. The decrease in the first six months of 2023 was primarily driven by the impact of decreases in the United Kingdom and broader Europe and changes in foreign currency exchange rates, partially offset by increases in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$3,661	$3,248	$7,163	$6,371
Net investment income	125	122	242	232
Fee income	8	7	15	14
Other revenues	25	18	48	39
Total revenues	3,819	3,395	7,468	6,656
Total claims and expenses	4,504	3,645	8,095	6,654
Segment income (loss) before income taxes	(685)	(250)	(627)	2
Income tax benefit	(147)	(57)	(172)	(30)
Segment income (loss)	$(538)	$(193)	$(455)	$32

Loss and loss adjustment expense ratio	97.4%	85.4%	87.1%	77.6%
Underwriting expense ratio	24.6	25.8	24.9	25.8
Combined ratio	122.0%	111.2%	112.0%	103.4%
Overview
Segment loss in the second quarter of 2023 was $538 million, compared with a segment loss of $193 million in the same period of 2022. The increase in segment loss before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development. Catastrophe losses in the second quarters of 2023 and 2022 were $1.06 billion and $508 million, respectively. Net favorable prior year reserve development in the second quarters of 2023 and 2022 was $42 million and $16 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower non-catastrophe weather-related losses and (iii) higher business volumes, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines. The income tax benefit in the second quarter of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment loss before income taxes.
Segment loss in the first six months of 2023 was $455 million, compared with segment income of $32 million in the same period of 2022. The segment loss compared with segment income before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development. Catastrophe losses in the first six months of 2023 and 2022 were $1.40 billion and $588 million, respectively.  Net favorable prior year reserve development in the first six months of 2023 and 2022 was $70 million and $21 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower non-catastrophe weather-related losses and (iii) higher business volumes, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines. The income tax benefit in the first six months of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the segment loss before income taxes compared with segment income before income taxes in the same period of 2022 and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2023 were $3.66 billion, $413 million or 13% higher than in the same period of 2022. Earned premiums in the first six months of 2023 were $7.16 billion, $792 million or 12% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2023 was $125 million, $3 million or 2% higher than in the same period of 2022. Net investment income in the first six months of 2023 was $242 million, $10 million or 4% higher than in the same period of 2022. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2023 compared with the same periods of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the second quarters and first six months of 2023 and 2022 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2023 were $3.57 billion, $791 million or 29% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) continued elevated severity in both the automobile and homeowners and other product lines, partially offset by (iv) lower non-catastrophe weather-related losses and (v) higher net favorable prior year reserve development.
Claims and claim adjustment expenses in the first six months of 2023 were $6.24 billion, $1.29 billion or 26% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) continued elevated severity in both the automobile and homeowners and other product lines, partially offset by (iv) lower non-catastrophe weather-related losses and (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the second quarter and first six months of 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements. Net favorable prior year reserve development was not significant in the second quarter and first six months of 2022.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2023 was $578 million, $59 million or 11% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first six months of 2023 was $1.14 billion, $126 million or 12% higher than in the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2023 were $361 million, $9 million or 3% higher than in the same period of 2022. General and administrative expenses in the first six months of 2023 were $720 million, $23 million or 3% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the impacts of higher business volumes.
Income Tax Benefit
The income tax benefit in the second quarter of 2023 was $147 million, compared with $57 million in the same period of 2022, primarily reflecting the impact of the $435 million increase in segment loss before income taxes. The income tax benefit in the first six months of 2023 was $172 million, compared with $30 million in the same period of 2022, primarily reflecting the impact of the segment loss before income taxes of $627 million as compared to segment income before income taxes of $2 million in the same period of 2022 and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Combined Ratio
The combined ratio of 122.0% in the second quarter of 2023 was 10.8 points higher than the combined ratio of 111.2% in the same period of 2022.  The loss and loss adjustment expense ratio of 97.4% in the second quarter of 2023 was 12.0 points higher than the loss and loss adjustment expense ratio of 85.4% in the same period of 2022.  The underwriting expense ratio of 24.6% in the second quarter of 2023 was 1.2 points lower than the underwriting expense ratio of 25.8% in the same period of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Catastrophe losses in the second quarters of 2023 and 2022 accounted for 29.1 points and 15.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2023 and 2022 provided 1.2 points and 0.5 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2023 was 2.0 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower non-catastrophe weather-related losses and (iii) a lower expense ratio, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines.

The combined ratio of 112.0% in the first six months of 2023 was 8.6 points higher than the combined ratio of 103.4% in the same period of 2022. The loss and loss adjustment expense ratio of 87.1% in the first six months of 2023 was 9.5 points higher than the loss and loss adjustment expense ratio of 77.6% in the same period of 2022.  The underwriting expense ratio of 24.9% in the first six months of 2023 was 0.9 points lower than the underwriting expense ratio of 25.8% in the same period of 2022.

Catastrophe losses in the first six months of 2023 and 2022 accounted for 19.5 points and 9.2 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2023 and 2022 provided 1.0 points and 0.3 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2023 was 1.0 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower non-catastrophe weather-related losses and (iii) a lower expense ratio, partially offset by (iv) continued elevated severity in both the automobile and homeowners and other product lines.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Automobile	$1,828	$1,634	$3,489	$3,141
Homeowners and Other	2,195	1,890	3,906	3,362
Total Domestic	4,023	3,524	7,395	6,503
International	187	190	324	337
Total Personal Insurance	$4,210	$3,714	$7,719	$6,840

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic:
Automobile	$1,823	$1,629	$3,477	$3,125
Homeowners and Other	2,173	1,868	3,738	3,212
Total Domestic	3,996	3,497	7,215	6,337
International	183	188	317	331
Total Personal Insurance	$4,179	$3,685	$7,532	$6,668
Gross and net written premiums in the second quarter of 2023 both increased by 13% over the same period of 2022. Gross and net written premiums in the first six months of 2023 both increased by 13% over the same period of 2022.
Domestic
Automobile net written premiums of $1.82 billion and $3.48 billion in the second quarter and first six months of 2023, respectively, increased by 12% and 11%, respectively, over the same periods of 2022. Retention rates remained strong in the second quarter and first six months of 2023 but were lower than the same periods of 2022.  Renewal premium changes in the second quarter and first six months of 2023 remained positive and were higher than in the same periods of 2022.  New business premiums in the second quarter and first six months of 2023 decreased from the same periods of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Homeowners and Other net written premiums of $2.17 billion and $3.74 billion in the second quarter and first six months of 2023, respectively, both increased by 16% over the same periods of 2022.  Retention rates remained strong in the second quarter and first six months of 2023 but were lower than the same periods of 2022.  Renewal premium changes in the second quarter and first six months of 2023 remained positive and were higher than in the same periods of 2022.  New business premiums in the second quarter and first six months of 2023 increased over the same periods of 2022.
For its Domestic business, Personal Insurance had approximately 9.1 million active policies at both June 30, 2023 and 2022.
International
International net written premiums of $183 million and $317 million in the second quarter and first six months of 2023, respectively, decreased by 3% and 4%, respectively, from the same periods of 2022, driven by the impact of changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 448,000 and 465,000 active policies at June 30, 2023 and 2022, respectively.
Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Income (loss)	$(79)	$(76)	$(155)	$(150)
The Income (loss) for Interest Expense and Other in the second quarters of 2023 and 2022 was $(79) million and $(76) million, respectively.  Pre-tax interest expense for the second quarters of 2023 and 2022 was $92 million and $88 million, respectively. After-tax interest expense for the second quarters of 2023 and 2022 was $72 million and $69 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2023 and 2022 was $(155) million and $(150) million, respectively. Pre-tax interest expense in the first six months of 2023 and 2022 was $180 million and $175 million, respectively. After-tax interest expense in the first six months of 2023 and 2022 was $142 million and $138 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

Net asbestos paid loss and loss expenses in the first six months of 2023 and 2022 were $89 million and $113 million, respectively. Net asbestos reserves were $1.22 billion and $1.23 billion at June 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2023	2022
Beginning reserves:
Gross	$1,674	$1,687
Ceded	(369)	(346)
Net	1,305	1,341
Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss expenses:
Gross	123	137
Ceded	(34)	(24)
Net	89	113
Foreign exchange and other:
Gross	1	(3)
Ceded	1	—
Net	2	(3)
Ending reserves:
Gross	1,552	1,547
Ceded	(334)	(322)
Net	$1,218	$1,225
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $17 million and $48 million in the second quarter and first six months of 2023, respectively, and by $38 million and $83 million in the second quarter and first six months of 2022, respectively. Net environmental paid loss and loss expenses in the first six months of 2023 and 2022 were $46 million and $41 million, respectively. Net environmental reserves were $374 million and $363 million at June 30, 2023 and 2022, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2023 were $82.97 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2023 was $73.21 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2023 and December 31, 2022.  Below investment grade securities represented 1.3% of the total fixed maturity investment portfolio at both June 30, 2023 and December 31, 2022. The weighted average effective duration of fixed maturities and short-term securities was 4.4 (4.6 excluding short-term securities) at June 30, 2023 and 4.6 (4.8 excluding short-term securities) at December 31, 2022.

Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at June 30, 2023 and December 31, 2022 included $29.43 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2023 and December 31, 2022 were $1.60 billion and $2.34 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both June 30, 2023 and December 31, 2022.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at June 30, 2023 and December 31, 2022 included $4.25 billion and $1.99 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2023 and December 31, 2022 were $2.81 billion and $922 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.44 billion and $1.07 billion at June 30, 2023 and December 31, 2022, respectively. Approximately 37% and 40% of the Company’s CMO holdings at June 30, 2023 and December 31, 2022, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $904 million and $647 million of non-guaranteed CMO holdings was “Aaa” and “Aaa/Aa1” at June 30, 2023 and December 31, 2022, respectively. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both June 30, 2023 and December 31, 2022.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At June 30, 2023 and December 31, 2022, the carrying value of the Company’s other investments was $4.33 billion and $4.07 billion, respectively.

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

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2022 Annual Report. Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2022 Annual Report.

Catastrophe Bonds. Consistent with the Company’s indemnity reinsurance agreement with Long Point Re IV Ltd., the attachment point and maximum limit were reset to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2023 through and including May 24, 2024, this treaty provides up to $575 million of coverage, subject to a $2.48 billion retention.

See the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2022 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re IV.

Personal Insurance Hurricane Catastrophe Excess-of-Loss Reinsurance Treaty. On July 1, 2023, the Company entered into a treaty which provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $1.75 billion retention (i.e., for every dollar of loss between $1.75 billion and $2.75 billion this treaty provides 50 cents of coverage), for homeowners property losses arising from a hurricane or tropical storm for the period from July 1, 2023 through and including June 30, 2024. The treaty covers the United States coastal states from Texas to Maine, excluding Florida.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2023 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $850 million of coverage, subject to a $2.50 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2023 through and including June 30, 2024. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $270 million part of $300 million of coverage, subject to a $125 million retention (i.e., for every dollar of loss between $125 million and $425 million this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period from July 1, 2023 through and including June 30, 2024. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$76 million at June 30, 2023), up to C$200 million (US$151 million at June 30, 2023) and for 100% of losses in excess of C$200 million (US$151 million at June 30, 2023), up to C$500 million (US$378 million at June 30, 2023), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2023 through and including June 30, 2024.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.
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

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2023	December 31, 2022
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,805	$3,792
Gross structured settlements	2,767	2,802
Mandatory pools and associations	1,670	1,601
Gross reinsurance recoverables	8,242	8,195
Allowance for estimated uncollectible reinsurance	(121)	(132)
Net reinsurance recoverables	$8,121	$8,063

Net reinsurance recoverables at June 30, 2023 increased by $58 million over December 31, 2022, primarily due to an increase in mandatory pools and associations, partially offset by a decrease in gross structured settlements.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Effective January 1, 2023, the Company entered into a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company assumes 20% of the business written by Fidelis during 2023, subject to a loss ratio cap. The Company’s portion of net written premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.

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

It is possible that changes in economic conditions, the supply chain, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Labor shortages and higher costs of vehicles, parts and raw materials are adversely impacting severity in our personal and commercial businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2022 Annual Report.

The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, disruption in the banking sector, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.4 (4.6 excluding short-term securities) at June 30, 2023.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2023, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.

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

Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $570 million in the third quarter of 2023 and $595 million in the fourth quarter of 2023. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.

The Company had net pre-tax realized investment losses of $29 million in the first six months of 2023. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

The Company had a net pre-tax unrealized investment loss of $5.81 billion ($4.57 billion after-tax) in its fixed maturity investment portfolio at June 30, 2023, compared to $6.22 billion ($4.90 billion after-tax) at December 31, 2022.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first six months of 2023 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. These net unrealized losses are due to recent increases in interest rates; however, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  Given the significant level of catastrophe losses incurred by the Company during the first six months of 2023, the Company expects that the level of common share repurchases for the remainder of 2023 will be lower than in the first six months of 2023. For information regarding the Company’s common share repurchases in 2023, see “Liquidity and Capital Resources” herein. S&P Global Ratings (S&P) has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company’s claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report.

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

Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “Part II—Item 7—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2023, TRV held total cash and short-term invested assets in the United States aggregating $1.97 billion and having a weighted average maturity of 38 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.29 billion).  TRV’s holding company liquidity of $1.97 billion at

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

June 30, 2023 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2023.

TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. At June 30, 2023, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2023. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities in the first six months of 2023 and 2022 was $2.56 billion and $2.64 billion, respectively. The decrease in cash flows in the first six months of 2023 primarily reflected the impacts of higher levels of payments for claims and claim adjustments expenses, commissions and general and administrative expenses, partially offset by higher levels of cash received for premiums and lower levels of payments for income taxes.

Investing Activities
Net cash used in investing activities in the first six months of 2023 and 2022 was $2.31 billion and $1.37 billion, respectively.  The Company’s consolidated total investments at June 30, 2023 increased by $2.52 billion, or 3% over year-end 2022, primarily reflecting the impacts of (i) lower net unrealized investment losses due to the impact of lower interest rates during the first six months of 2023 and (ii) net cash flows provided by operating activities, partially offset by (iii) net cash used in financing activities.

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

Financing Activities
Net cash used in financing activities in the first six months of 2023 and 2022 was $455 million and $1.30 billion, respectively.  The totals in both 2023 and 2022 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2023 and 2022 were $856 million and $1.06 billion, respectively. Net cash used in financing activities in the first six months of 2023 also included the receipt of net proceeds from the issuance of debt.

Dividends.  Dividends paid to shareholders were $447 million and $436 million in the first six months of 2023 and 2022, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 20, 2023, the Company announced that it declared a regular quarterly dividend of $1.00 per share, payable September 29, 2023 to shareholders of record on September 8, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  Given the significant level of catastrophe losses incurred by the Company in the first six months of 2023, the Company expects that the level of common share repurchases for the remainder of 2023 will be lower than in the first six months of 2023. During the three and six months ended June 30, 2023, the Company repurchased 2.2 million and 4.4 million common shares, respectively, under its share repurchase authorizations for a total cost of $400 million and $800 million, respectively. The average cost per share repurchased was $180.13 and $181.68, respectively. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At June 30, 2023, the Company had $6.20 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Debt:
Short-term	$100	$100
Long-term	8,004	7,254
Net unamortized fair value adjustments and debt issuance costs	(73)	(62)
Total debt	8,031	7,292
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,864	28,005
Accumulated other comprehensive loss	(6,009)	(6,445)
Total shareholders’ equity	21,855	21,560
Total capitalization	$29,886	$28,852

On May 25, 2023, the Company issued $750 million aggregate principal amount of 5.45% senior notes that will mature on May 25, 2053. The Company intends to use the net proceeds of the notes for general corporate purposes. See note 9 of the notes to the unaudited consolidated financial statements for further discussion regarding the terms of the senior notes.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(dollars in millions)	June 30, 2023	December 31, 2022
Total capitalization	$29,886	$28,852
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(4,576)	(4,898)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$34,462	$33,750
Debt-to-total capital ratio	26.9%	25.3%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	23.3%	21.6%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 23.3% at June 30, 2023 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since April 19, 2023, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2023 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2022 Annual Report.

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

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.95 billion at June 30, 2023) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2023			December 31, 2022
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,522	$9,560	$15,082	$5,465	$9,220	$14,685
Commercial property	1,429	349	1,778	1,200	439	1,639
Commercial multi-peril	2,835	2,916	5,751	2,624	2,759	5,383
Commercial automobile	2,644	2,498	5,142	2,625	2,388	5,013
Workers’ compensation	9,999	9,339	19,338	10,034	9,458	19,492
Fidelity and surety	207	549	756	166	496	662
Personal automobile	2,179	2,236	4,415	2,139	2,133	4,272
Personal homeowners and other	1,260	2,275	3,535	1,095	1,913	3,008
International and other	2,506	2,261	4,767	2,420	2,069	4,489
Property-casualty	28,581	31,983	60,564	27,768	30,875	58,643
Accident and health	7	—	7	6	—	6
Claims and claim adjustment expense reserves	$28,588	$31,983	$60,571	$27,774	$30,875	$58,649

The $1.92 billion increase in gross claims and claim adjustment expense reserves since December 31, 2022 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2023 and (v) net favorable prior year reserve development.

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
•the Company’s competitive advantages and innovation agenda, including executing on that agenda with respect to artificial intelligence;
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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
•the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, including with respect to artificial intelligence, particularly as its business processes become more digital; and
•intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing the intellectual property of others.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2023	April 30, 2023	383,700	$180.23	383,700	$6,536
May 1, 2023	May 31, 2023	1,256,597	$181.63	1,255,777	$6,308
June 1, 2023	June 30, 2023	581,136	$176.83	581,136	$6,205
Total		2,221,433	$180.13	2,220,613	$6,205

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 19, 2023 and added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

The Company acquired 820 shares for a total cost of approximately $146,000 during the three months ended June 30, 2023 that were not part of the publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1
The Travelers Companies, Inc. 2023 Stock Incentive Plan was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-272161) dated May 24, 2023 and is incorporated herein by reference.

10.2†	Current Director Compensation Program, effective as of May 24, 2023.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income (Loss) for the three months and six months ended June 30, 2023 and 2022; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2023 and 2022; (iii) Consolidated Balance Sheet at June 30, 2023 and December 31, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2023 and 2022; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 20, 2023	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 20, 2023	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)