Form 10-Q
period 2023-09-30
TRAVELERS COMPANIES, INC.
filed 2023-10-18
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 13, 2023 was 228,399,446.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2023
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$9,718	$8,615	$27,788	$24,946
Net investment income	769	593	2,144	1,937
Fee income	112	104	324	307
Net realized investment losses	(65)	(93)	(94)	(211)
Other revenues	101	84	275	269
Total revenues	10,635	9,303	30,437	27,248
Claims and expenses
Claims and claim adjustment expenses	7,149	6,088	20,335	16,930
Amortization of deferred acquisition costs	1,604	1,406	4,585	4,081
General and administrative expenses	1,312	1,193	3,887	3,607
Interest expense	98	88	278	263
Total claims and expenses	10,163	8,775	29,085	24,881
Income before income taxes	472	528	1,352	2,367
Income tax expense (benefit)	68	74	(13)	344
Net income	$404	$454	$1,365	$2,023
Net income per share
Basic	$1.75	$1.91	$5.89	$8.43
Diluted	$1.74	$1.89	$5.83	$8.34
Weighted average number of common shares outstanding
Basic	228.8	235.4	230.0	238.3
Diluted	231.1	237.9	232.5	240.9

Cash dividends declared per common share	$1.00	$0.93	$2.93	$2.74

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$404	$454	$1,365	$2,023
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(2,391)	(3,204)	(1,986)	(11,078)
Having credit losses recognized in the consolidated statement of income	—	—	—	(3)
Net changes in benefit plan assets and obligations	(3)	12	(10)	34
Net changes in unrealized foreign currency translation	(118)	(251)	13	(423)
Other comprehensive loss before income taxes	(2,512)	(3,443)	(1,983)	(11,470)
Income tax benefit	(509)	(690)	(416)	(2,369)
Other comprehensive loss, net of taxes	(2,003)	(2,753)	(1,567)	(9,101)
Comprehensive loss	$(1,599)	$(2,299)	$(202)	$(7,078)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $80,792 and $77,380; allowance for expected credit losses of $4 and $3)	$72,584	$71,160
Equity securities, at fair value (cost $546 and $747)	573	807
Real estate investments	960	952
Short-term securities	4,488	3,470
Other investments	4,351	4,065
Total investments	82,956	80,454
Cash	593	799
Investment income accrued	623	650
Premiums receivable (net of allowance for expected credit losses of $68 and $77)	10,345	8,922
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $121 and $132)	8,267	8,063
Ceded unearned premiums	1,389	1,024
Deferred acquisition costs	3,330	2,836
Deferred taxes	2,393	1,877
Contractholder receivables (net of allowance for expected credit losses of $20 and $17)	3,467	3,579
Goodwill	3,955	3,952
Other intangible assets	278	287
Other assets	3,788	3,274
Total assets	$121,384	$115,717
Liabilities
Claims and claim adjustment expense reserves	$61,709	$58,649
Unearned premium reserves	21,058	18,240
Contractholder payables	3,487	3,596
Payables for reinsurance premiums	807	419
Debt	8,031	7,292
Other liabilities	6,314	5,961
Total liabilities	101,406	94,157
Shareholders’ equity
Common stock (1,750.0 shares authorized; 228.4 and 232.1 shares issued and outstanding)	24,831	24,565
Retained earnings	44,198	43,516
Accumulated other comprehensive loss	(8,012)	(6,445)
Treasury stock, at cost (558.8 and 553.5 shares)	(41,039)	(40,076)
Total shareholders’ equity	19,978	21,560
Total liabilities and shareholders’ equity	$121,384	$115,717

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock
Balance, beginning of period	$24,776	$24,419	$24,565	$24,154
Employee share-based compensation	8	11	102	176
Compensation amortization under share-based plans and other changes	47	42	164	142
Balance, end of period	24,831	24,472	24,831	24,472
Retained earnings
Balance, beginning of period	44,026	42,684	43,516	41,555
Net income	404	454	1,365	2,023
Dividends	(232)	(221)	(683)	(660)
Other	—	—	—	(1)
Balance, end of period	44,198	42,917	44,198	42,917
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(6,009)	(5,155)	(6,445)	1,193
Other comprehensive loss	(2,003)	(2,753)	(1,567)	(9,101)
Balance, end of period	(8,012)	(7,908)	(8,012)	(7,908)
Treasury stock, at cost
Balance, beginning of period	(40,938)	(39,074)	(40,076)	(38,015)
Treasury stock acquired — share repurchase authorizations	(100)	(500)	(900)	(1,500)
Net shares acquired related to employee share-based compensation plans	(1)	(1)	(63)	(60)
Balance, end of period	(41,039)	(39,575)	(41,039)	(39,575)
Total shareholders’ equity	$19,978	$19,906	$19,978	$19,906
Common shares outstanding
Balance, beginning of period	228.9	237.3	232.1	241.2
Treasury stock acquired — share repurchase authorizations	(0.6)	(3.1)	(5.0)	(8.9)
Net shares issued under employee share-based compensation plans	0.1	0.1	1.3	2.0
Balance, end of period	228.4	234.3	228.4	234.3

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,365	$2,023
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	94	211
Depreciation and amortization	552	639
Deferred federal income tax benefit	(107)	(130)
Amortization of deferred acquisition costs	4,585	4,081
Equity in income from other investments	(144)	(319)
Premiums receivable	(1,422)	(861)
Reinsurance recoverables	(204)	185
Deferred acquisition costs	(5,079)	(4,419)
Claims and claim adjustment expense reserves	3,053	1,694
Unearned premium reserves	2,817	2,033
Other	97	(12)
Net cash provided by operating activities	5,607	5,125
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,909	5,481
Proceeds from sales of investments:
Fixed maturities	4,619	3,951
Equity securities	117	104
Real estate investments	—	10
Other investments	166	242
Purchases of investments:
Fixed maturities	(13,054)	(12,100)
Equity securities	(80)	(112)
Real estate investments	(46)	(28)
Other investments	(375)	(414)
Net purchases of short-term securities	(1,018)	(107)
Securities transactions in the course of settlement	60	214
Acquisition, net of cash acquired	—	(4)
Other	(335)	(291)
Net cash used in investing activities	(5,037)	(3,054)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(894)	(1,500)
Treasury stock acquired — net employee share-based compensation	(63)	(60)
Dividends paid to shareholders	(676)	(656)
Issuance of debt	738	—
Issuance of common stock — employee share options	117	205
Net cash used in financing activities	(778)	(2,011)
Effect of exchange rate changes on cash	2	(48)
Net increase (decrease) in cash	(206)	12
Cash at beginning of year	799	761
Cash at end of period	$593	$773
Supplemental disclosure of cash flow information
Income taxes paid	$152	$663
Interest paid	$234	$234

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2023
Premiums	$4,956	$935	$3,827	$9,718
Net investment income	551	86	132	769
Fee income	102	—	10	112
Other revenues	71	6	24	101
Total segment revenues (1)	$5,680	$1,027	$3,993	$10,700
Segment income (loss) (1)	$468	$265	$(193)	$540

2022
Premiums	$4,353	$877	$3,385	$8,615
Net investment income	426	65	102	593
Fee income	96	—	8	104
Other revenues	56	6	22	84
Total segment revenues (1)	$4,931	$948	$3,517	$9,396
Segment income (loss) (1)	$471	$242	$(111)	$602
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2023
Premiums	$14,077	$2,721	$10,990	$27,788
Net investment income	1,533	237	374	2,144
Fee income	299	—	25	324
Other revenues	185	18	72	275
Total segment revenues (1)	$16,094	$2,976	$11,461	$30,531
Segment income (loss) (1)	$1,626	$702	$(648)	$1,680

2022
Premiums	$12,642	$2,548	$9,756	$24,946
Net investment income	1,415	188	334	1,937
Fee income	285	—	22	307
Other revenues	194	14	61	269
Total segment revenues (1)	$14,536	$2,750	$10,173	$27,459
Segment income (loss) (1)	$1,806	$687	$(79)	$2,414
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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$876	$872	$2,584	$2,566
Commercial automobile	816	754	2,375	2,202
Commercial property	828	668	2,297	1,914
General liability	804	728	2,312	2,116
Commercial multi-peril	1,211	1,057	3,456	3,034
Other	21	19	55	52
Total Domestic	4,556	4,098	13,079	11,884
International	400	255	998	758
Total Business Insurance	4,956	4,353	14,077	12,642
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	333	307	964	876
General liability	414	396	1,218	1,154
Other	57	57	168	166
Total Domestic	804	760	2,350	2,196
International	131	117	371	352
Total Bond & Specialty Insurance	935	877	2,721	2,548
Personal Insurance:
Domestic:
Automobile	1,772	1,575	5,084	4,544
Homeowners and Other	1,896	1,648	5,434	4,714
Total Domestic	3,668	3,223	10,518	9,258
International	159	162	472	498
Total Personal Insurance	3,827	3,385	10,990	9,756
Total earned premiums	9,718	8,615	27,788	24,946
Net investment income	769	593	2,144	1,937
Fee income	112	104	324	307
Other revenues	101	84	275	269
Total segment revenues	10,700	9,396	30,531	27,459
Net realized investment losses	(65)	(93)	(94)	(211)
Total revenues	$10,635	$9,303	$30,437	$27,248
Income reconciliation, net of tax
Total segment income	$540	$602	$1,680	$2,414
Interest Expense and Other (1)	(86)	(76)	(241)	(226)
Core income	454	526	1,439	2,188
Net realized investment losses	(50)	(72)	(74)	(165)
Net income	$404	$454	$1,365	$2,023
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $78 million and $70 million for the three months ended September 30, 2023 and 2022, respectively, and $220 million and $208 million for the nine months ended September 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2023	December 31, 2022
Asset reconciliation
Business Insurance	$89,980	$86,522
Bond & Specialty Insurance	11,088	10,119
Personal Insurance	19,454	18,275
Total assets by reportable segment	120,522	114,916
Other assets (1)	862	801
Total consolidated assets	$121,384	$115,717
 _________________________________________________________
(1)The primary components of other assets at both September 30, 2023 and December 31, 2022 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at September 30, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,575	$—	$—	$363	$6,212
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,358	—	1	2,675	15,684
Revenue	9,750	—	2	1,275	8,477
State general obligation	1,174	—	—	137	1,037
Pre-refunded	1,048	—	1	9	1,040
Total obligations of U.S. states, municipalities and political subdivisions	30,330	—	4	4,096	26,238
Debt securities issued by foreign governments	1,037	—	1	56	982
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,927	—	7	411	6,523
Corporate and all other bonds	35,923	4	16	3,306	32,629
Total	$80,792	$4	$28	$8,232	$72,584

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2022, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,798	$—	$3	$363	$5,438
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,615	—	33	1,825	17,823
Revenue	11,076	—	29	907	10,198
State general obligation	1,104	—	3	88	1,019
Pre-refunded	2,323	—	17	1	2,339
Total obligations of U.S. states, municipalities and political subdivisions	34,118	—	82	2,821	31,379
Debt securities issued by foreign governments	1,049	—	—	55	994
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	—	13	200	1,991
Corporate and all other bonds	34,237	3	37	2,913	31,358
Total	$77,380	$3	$135	$6,352	$71,160
Pre-refunded bonds of $1.04 billion and $2.34 billion at September 30, 2023 and December 31, 2022, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $4.62 billion and $3.95 billion during the nine months ended September 30, 2023 and 2022, respectively. Gross gains of $26 million and $17 million and gross losses of $93 million and $52 million were realized on those sales during the nine months ended September 30, 2023 and 2022, respectively.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at September 30, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$502	$65	$40	$527
Non-redeemable preferred stock	44	2	—	46
Total	$546	$67	$40	$573

(at December 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$706	$89	$32	$763
Non-redeemable preferred stock	41	3	—	44
Total	$747	$92	$32	$807
For the nine months ended September 30, 2023 and 2022, the Company recognized $11 million and $110 million of net losses on equity securities still held as of September 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at September 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at September 30, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,979	$32	$3,083	$331	$6,062	$363
Obligations of U.S. states, municipalities and political subdivisions	12,050	703	13,625	3,393	25,675	4,096
Debt securities issued by foreign governments	201	6	769	50	970	56
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,032	162	1,373	249	6,405	411
Corporate and all other bonds	5,680	167	26,034	3,139	31,714	3,306
Total	$25,942	$1,070	$44,884	$7,162	$70,826	$8,232

	Less than 12 months		12 months or longer		Total
(at December 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,835	$100	$1,679	$263	$4,514	$363
Obligations of U.S. states, municipalities and political subdivisions	19,251	1,975	3,134	846	22,385	2,821
Debt securities issued by foreign governments	604	22	367	33	971	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,414	128	316	72	1,730	200
Corporate and all other bonds	24,080	1,635	6,096	1,278	30,176	2,913
Total	$48,184	$3,860	$11,592	$2,492	$59,776	$6,352

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at September 30, 2023 and December 31, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at September 30, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$17	$—	$—	$—	$17
Obligations of U.S. states, municipalities and political subdivisions	948	167	140	1,024	2,279
Debt securities issued by foreign governments	—	1	—	—	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	46	54	—	—	100
Corporate and all other bonds	822	246	45	66	1,179
Total	$1,833	$468	$185	$1,090	$3,576

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2022, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	81	776	643	—	1,500
Debt securities issued by foreign governments	1	—	—	—	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	48	—	—	52
Corporate and all other bonds	89	526	8	—	623
Total	$175	$1,350	$651	$—	$2,176
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	September 30, 2023	September 30, 2022

Balance, beginning of period	$4	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$3

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022

Balance, beginning of period	$3	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	1	1
Reductions due to sales/defaults of credit-impaired securities	—	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$3
Total net impairment charges, including credit impairments, reported in net realized investment losses in the consolidated statement of income, were $1 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million and $35 million for the nine months ended September 30, 2023 and 2022, respectively. Credit losses related to the fixed maturity portfolio for both the three and nine months ended September 30, 2023 and 2022 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2023 and December 31, 2022.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $36 million and $371 million for these investments at September 30, 2023 and December 31, 2022, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,212	$6,212	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	26,238	—	26,238	—
Debt securities issued by foreign governments	982	—	982	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,523	—	6,523	—
Corporate and all other bonds	32,629	—	32,377	252
Total fixed maturities	72,584	6,212	66,120	252
Equity securities
Common stock	527	520	—	7
Non-redeemable preferred stock	46	14	3	29
Total equity securities	573	534	3	36
Other investments	16	16	—	—
Total	$73,173	$6,762	$66,123	$288

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	$5,438	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,379	—	31,379	—
Debt securities issued by foreign governments	994	—	994	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	—	1,991	—
Corporate and all other bonds	31,358	—	31,055	303
Total fixed maturities	71,160	5,438	65,419	303
Equity securities
Common stock	763	418	—	345
Non-redeemable preferred stock	44	15	3	26
Total equity securities	807	433	3	371
Other investments	16	15	—	1
Total	$71,983	$5,886	$65,422	$675

Other liabilities	$2	$—	$—	$2
Transfers out of Level 3 during the nine months ended September 30, 2023 included $182 million of common stock that the Company exchanged during the first quarter of 2023 for shares in an investment that is reported using the equity method of accounting and $151 million of common stock in a company that had been privately held but became publicly traded during the second quarter of 2023, valued using an unadjusted quoted market price and disclosed in Level 1. There was no other significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2023.

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

(at September 30, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,488	$4,488	$971	$3,466	$51
Financial liabilities
Debt	$7,931	$6,900	$—	$6,900	$—
Commercial paper	100	100	—	100	—

(at December 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$3,470	$3,470	$871	$2,546	$53
Financial liabilities
Debt	$7,192	$6,509	$—	$6,509	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2023 or the year ended December 31, 2022.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022.

	At and For the Three Months Ended September 30, 2023		At and For the Three Months Ended September 30, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,327	$72	$9,132	$89

Current period change for expected credit losses		11		14
Write-offs of uncollectible premiums receivable		15		17
Balance, end of period	$10,345	$68	$8,886	$86

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Nine Months Ended September 30, 2023		At and For the Nine Months Ended September 30, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,922	$77	$8,085	$107

Current period change for expected credit losses		28		49
Write-offs of uncollectible premiums receivable		37		70
Balance, end of period	$10,345	$68	$8,886	$86
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2023 and 2022, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2023 and 2022.

	At and For the Three Months Ended September 30, 2023		At and For the Three Months Ended September 30, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,121	$121	$8,509	$132

Current period change for estimated uncollectible reinsurance		—		1
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,267	$121	$8,202	$133

	At and For the Nine Months Ended September 30, 2023		At and For the Nine Months Ended September 30, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,063	$132	$8,452	$141

Current period change for estimated uncollectible reinsurance		(11)		(8)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,267	$121	$8,202	$133

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables at September 30, 2023, $5.86 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at September 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022.

	At and For the Three Months Ended September 30, 2023		At and For the Three Months Ended September 30, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,449	$20	$3,735	$18

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,467	$20	$3,749	$18

	At and For the Nine Months Ended September 30, 2023		At and For the Nine Months Ended September 30, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,579	$17	$3,890	$21

Current period change for expected credit losses		3		(2)
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$3,467	$20	$3,749	$18

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

(in millions)	September 30, 2023	December 31, 2022
Business Insurance	$2,568	$2,565
Bond & Specialty Insurance	550	550
Personal Insurance	811	811
Other	26	26
Total	$3,955	$3,952
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$55	$41
Contract-based (1)	204	193	11
Total subject to amortization	300	248	52
Not subject to amortization	226	—	226
Total	$526	$248	$278

(at December 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$48	$48
Contract-based (1)	204	191	13
Total subject to amortization	300	239	61
Not subject to amortization	226	—	226
Total	$526	$239	$287
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2023	December 31, 2022
Property-casualty	$61,703	$58,643
Accident and health	6	6
Total	$61,709	$58,649
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2023	2022
Claims and claim adjustment expense reserves at beginning of year	$58,643	$56,897
Less reinsurance recoverables on unpaid losses	7,790	8,209
Net reserves at beginning of year	50,853	48,688
Estimated claims and claim adjustment expenses for claims arising in the current year	20,205	17,257
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	62	(383)
Total increases	20,267	16,874
Claims and claim adjustment expense payments for claims arising in:
Current year	7,305	6,302
Prior years	10,031	8,638
Total payments	17,336	14,940
Unrealized foreign exchange gain	(1)	(391)
Net reserves at end of period	53,783	50,231
Plus reinsurance recoverables on unpaid losses	7,920	7,900
Claims and claim adjustment expense reserves at end of period	$61,703	$58,131
Gross claims and claim adjustment expense reserves at September 30, 2023 increased by $3.06 billion over December 31, 2022, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2023 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at September 30, 2023 increased by $130 million over December 31, 2022.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the nine months ended September 30, 2023 and 2022, estimated claims and claim adjustment expenses incurred included $(62) million and $383 million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $11 million and $464 million, respectively, of net favorable prior year reserve development, and $34 million and $35 million, respectively, of accretion of discount in each period that impacted the Company’s results of operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2023 totaled $263 million, primarily driven by (i) an addition to asbestos reserves of $284 million and higher than expected loss experience in the domestic operations’, (ii) general liability product line (excluding asbestos), including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations and (iii) commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years. Net unfavorable prior year reserve development in the third quarter of 2022 totaled $61 million, primarily driven by an addition to asbestos reserves of $212 million, partially offset by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years and in the commercial property product line for recent accident years.
Net unfavorable prior year reserve development in the first nine months of 2023 totaled $345 million, primarily driven by (i) higher than expected loss experience in the domestic operations’ general liability product line (excluding asbestos) for multiple accident years, including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations, (ii) an addition to asbestos reserves of $284 million and (iii) higher than expected loss experience in the domestic operations’ commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years. Net favorable prior year reserve development in the first nine months of 2022 totaled $254 million, primarily driven by better than expected loss experience in the domestic operations’ (i) workers’ compensation product line for multiple accident years and (ii) commercial multi-peril and commercial property product lines for recent accident years, partially offset by (iii) an addition to asbestos reserves of $212 million and (iv) an addition to reserves in the domestic operations’ general liability product line (excluding asbestos and environmental) including for run-off operations. The first nine months of 2022 also included an increase to environmental reserves.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2023 totaled $72 million and $249 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years. Net favorable prior year reserve development in the third quarter of 2022 totaled $63 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years. Net favorable prior year reserve development in the first nine months of 2022 totaled $171 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2023 totaled $37 million and $107 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2022 totaled $18 million and $39 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2023.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2023	$(4,755)	$179	$(548)	$(885)	$(6,009)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,918)	—	1	(111)	(2,028)
Amounts reclassified from AOCI, net of tax	28	—	(3)	—	25
Net OCI, current period	(1,890)	—	(2)	(111)	(2,003)
Balance, September 30, 2023	$(6,645)	$179	$(550)	$(996)	$(8,012)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(5,077)	$179	$(542)	$(1,005)	$(6,445)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,622)	—	—	9	(1,613)
Amounts reclassified from AOCI, net of tax	54	—	(8)	—	46
Net OCI, current period	(1,568)	—	(8)	9	(1,567)
Balance, September 30, 2023	$(6,645)	$179	$(550)	$(996)	$(8,012)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive loss and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(2,391)	$(3,204)	$(1,986)	$(11,078)
Income tax benefit	(501)	(678)	(418)	(2,348)
Net of taxes	(1,890)	(2,526)	(1,568)	(8,730)
Having credit losses recognized in the consolidated statement of income	—	—	—	(3)
Income tax benefit	—	(1)	—	(1)
Net of taxes	—	1	—	(2)
Net changes in benefit plan assets and obligations	(3)	12	(10)	34
Income tax expense (benefit)	(1)	3	(2)	7
Net of taxes	(2)	9	(8)	27
Net changes in unrealized foreign currency translation	(118)	(251)	13	(423)
Income tax expense (benefit)	(7)	(14)	4	(27)
Net of taxes	(111)	(237)	9	(396)
Total other comprehensive loss	(2,512)	(3,443)	(1,983)	(11,470)
Total income tax benefit	(509)	(690)	(416)	(2,369)
Total other comprehensive loss, net of taxes	$(2,003)	$(2,753)	$(1,567)	$(9,101)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$35	$42	$68	$61
Income tax benefit (2)	7	9	14	13
Net of taxes	28	33	54	48
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(2)	5	(4)	13
General and administrative expenses (benefit) (3)	(2)	5	(6)	18
Total	(4)	10	(10)	31
Income tax (expense) benefit (2)	(1)	1	(2)	6
Net of taxes	(3)	9	(8)	25
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	31	52	58	92
Total income tax benefit	6	10	12	19
Total reclassifications, net of taxes	$25	$42	$46	$73
_________________________________________________________
(1)(Increases) decreases net realized investment losses on the consolidated statement of income.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     COMMON SHARE REPURCHASES
During the three and nine months ended September 30, 2023, the Company repurchased 0.6 million and 5.0 million common shares, respectively, under its share repurchase authorizations for total cost of $100 million and $900 million, respectively. The average cost per share repurchased was $164.46 and $179.59, respectively.  In addition, the Company acquired 5,480 shares and 0.3 million common shares for a total cost of approximately $926,000 and $63 million during the three and nine months ended September 30, 2023, respectively, that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity. At September 30, 2023, the Company had $6.10 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

11.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Basic and Diluted
Net income, as reported	$404	$454	$1,365	$2,023
Participating share-based awards — allocated income	(3)	(4)	(10)	(15)
Net income available to common shareholders — basic and diluted	$401	$450	$1,355	$2,008
Common Shares
Basic
Weighted average shares outstanding	228.8	235.4	230.0	238.3
Diluted
Weighted average shares outstanding	228.8	235.4	230.0	238.3
Weighted average effects of dilutive securities — stock options and performance shares	2.3	2.5	2.5	2.6
Total	231.1	237.9	232.5	240.9
Net Income per Common Share
Basic	$1.75	$1.91	$5.89	$8.43
Diluted	$1.74	$1.89	$5.83	$8.34

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards at September 30, 2023:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,420,703	$137.92	5.7 years	$209
Exercisable at end of period	5,344,583	$128.37	4.7 years	$187
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $46 million and $41 million for the three months ended September 30, 2023 and 2022, respectively, and $162 million and $141 million for the nine months ended September 30, 2023 and 2022, respectively. The related tax benefits recognized in the consolidated statement of income were $8 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and $27 million and $24 million for the nine months ended September 30, 2023 and 2022, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2023 was $237 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2023	2022	2023	2022
Net Periodic Benefit Cost (Benefit):
Service cost	$27	$36	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	44	25	2	—
Expected return on plan assets	(77)	(74)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(1)	—
Net actuarial (gain) loss	—	12	(3)	(1)
Total non-service cost (benefit)	(34)	(37)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$(1)	$(2)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2023	2022	2023	2022
Service Cost:
Claims and claim adjustment expenses	$11	$14	$—	$—
General and administrative expenses	16	22	—	—
Total service cost	27	36	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(14)	(15)	(1)	—
General and administrative expenses	(20)	(22)	(1)	(1)
Total non-service cost (benefit)	(34)	(37)	(2)	(1)
Net periodic benefit cost (benefit)	$(7)	$(1)	$(2)	$(1)
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2023	2022	2023	2022
Net Periodic Benefit Cost (Benefit):
Service cost	$81	$109	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	132	76	4	2
Expected return on plan assets	(233)	(222)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	—	(3)	(2)
Net actuarial (gain) loss	—	37	(7)	(3)
Total non-service cost (benefit)	(102)	(109)	(6)	(3)
Net periodic benefit cost (benefit)	$(21)	$—	$(6)	$(3)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2023 and 2022.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2023	2022	2023	2022
Service Cost:
Claims and claim adjustment expenses	$33	$44	$—	$—
General and administrative expenses	48	65	—	—
Total service cost	81	109	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(41)	(44)	(3)	(1)
General and administrative expenses	(61)	(65)	(3)	(2)
Total non-service cost (benefit)	(102)	(109)	(6)	(3)
Net periodic benefit cost (benefit)	$(21)	$—	$(6)	$(3)

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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Lease cost
Operating leases	$19	$19	$57	$61
Short-term leases (1)	1	1	2	2
Lease expense	20	20	59	63
Less: sublease income (2)	—	—	—	—
Net lease cost	$20	$20	$59	$63
Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$22	$23	$65	$71
Right-of-use assets obtained in exchange for new lease liabilities	$12	$14	$25	$21
Weighted average discount rate	2.64%	2.33%	2.64%	2.33%
Weighted average remaining lease term	4.2 years	4.5 years	4.2 years	4.5 years
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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others.  These commitments totaled $1.66 billion and $1.80 billion at September 30, 2023 and December 31, 2022, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at September 30, 2023.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2023, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2023 Third Quarter Consolidated Results of Operations
•Net income of $404 million, or $1.75 per share basic and $1.74 per share diluted
•Net earned premiums of $9.72 billion
•Catastrophe losses of $850 million ($669 million after-tax)
•Net unfavorable prior year reserve development of $154 million ($122 million after-tax)
•Combined ratio of 101.0%
•Net investment income of $769 million ($640 million after-tax)
•Net realized investment losses of $65 million ($50 million after-tax)
•Operating cash flows of $3.05 billion
2023 Third Quarter Consolidated Financial Condition
•Total investments of $82.96 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $121.38 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 28.7% (23.3% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $333 million, comprising $101 million of share repurchases and $232 million of dividends
•Shareholders’ equity of $19.98 billion
•Net unrealized investment losses of $8.21 billion ($6.47 billion after-tax)
•Book value per common share of $87.47
•Holding company liquidity of $1.75 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2023	2022	2023	2022
Revenues
Premiums	$9,718	$8,615	$27,788	$24,946
Net investment income	769	593	2,144	1,937
Fee income	112	104	324	307
Net realized investment losses	(65)	(93)	(94)	(211)
Other revenues	101	84	275	269
Total revenues	10,635	9,303	30,437	27,248
Claims and expenses
Claims and claim adjustment expenses	7,149	6,088	20,335	16,930
Amortization of deferred acquisition costs	1,604	1,406	4,585	4,081
General and administrative expenses	1,312	1,193	3,887	3,607
Interest expense	98	88	278	263
Total claims and expenses	10,163	8,775	29,085	24,881
Income before income taxes	472	528	1,352	2,367
Income tax expense (benefit)	68	74	(13)	344
Net income	$404	$454	$1,365	$2,023
Net income per share
Basic	$1.75	$1.91	$5.89	$8.43
Diluted	$1.74	$1.89	$5.83	$8.34
Combined ratio
Loss and loss adjustment expense ratio	73.0%	70.1%	72.6%	67.3%
Underwriting expense ratio	28.0	28.1	28.4	28.7
Combined ratio	101.0%	98.2%	101.0%	96.0%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $1.74 in the third quarter of 2023 decreased by 8% from diluted net income per share of $1.89 in the same period of 2022.  Net income of $404 million in the third quarter of 2023 decreased by 11% from net income of $454 million in the same period of 2022. The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes in the third quarter of 2023 primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022, partially offset by (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iv) higher net investment income and (v) lower net realized investment losses. Catastrophe losses in the third quarters of 2023 and 2022 were $850 million and $512 million, respectively. Net unfavorable prior year reserve development in the third quarter of 2023 was $154 million. Net favorable prior year reserve development in the third quarter of 2022 was $20 million. The higher underlying underwriting margins in the third quarter of 2023 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the third quarter of 2023 was lower than in the same period of 2022, primarily reflecting the impact of the decrease in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $5.83 in the first nine months of 2023 decreased by 30% from diluted net income per share of $8.34 in the same period of 2022.  Net income of $1.37 billion in the first nine months of 2023 decreased by 33% from net income of $2.02 billion in the same period of 2022.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods. The decrease in income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) lower net favorable prior year reserve development, partially offset by (iii) higher underlying underwriting margins, (iv) higher net investment income and (v) lower net realized investment losses. Catastrophe losses in the first nine months of 2023 and 2022 were $2.87 billion and $1.42 billion, respectively. Net favorable prior year reserve development in the first nine months of 2023 and 2022 was $11 million and $464 million, respectively. The higher underlying underwriting margins in the first nine months of 2023 were driven by Business Insurance and Personal Insurance, partially offset by Bond & Specialty Insurance. The Company recorded an income tax benefit in the first nine months of 2023 compared with income tax expense in the same period of 2022. The change in income taxes primarily reflected the impact of a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the decrease in income before income taxes, partially offset by a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2023 and 2022, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2023 were $9.72 billion, $1.10 billion or 13% higher than in the same period of 2022.  Earned premiums in the first nine months of 2023 were $27.79 billion, $2.84 billion or 11% higher than in the same period of 2022. In Business Insurance, earned premiums in the third quarter and first nine months of 2023 increased by 14% and 11%, respectively, over the same periods of 2022. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2023 both increased by 7% over the same periods of 2022.  In Personal Insurance, earned premiums in the third quarter and first nine months of 2023 both increased by 13% over the same periods of 2022. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Average investments (1)	$91,591	$87,315	$90,048	$86,818
Pre-tax net investment income	769	593	2,144	1,937
After-tax net investment income	640	505	1,791	1,639
Average pre-tax yield (2)	3.4%	2.7%	3.2%	3.0%
Average after-tax yield (2)	2.8%	2.3%	2.7%	2.5%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the third quarter of 2023 was $769 million, $176 million or 30% higher than in the same period of 2022.  Net investment income in the first nine months of 2023 was $2.14 billion, $207 million or 11% higher than in the same period of 2022. Net investment income from fixed maturity investments in the third quarter and first nine months of 2023 was $631 million and $1.80 billion, respectively, $97 million and $246 million higher, respectively, than in the same periods of 2022. The increases in both periods of 2023 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2023 was $67 million and $169 million, respectively, $44 million and $135 million higher, respectively, than in the same periods of 2022. The increases in both periods of 2023 primarily resulted from higher short-term average yields. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Company’s remaining investment portfolios had net investment income of $82 million in the third quarter of 2023, $36 million higher than in the same period of 2022, primarily reflecting higher private equity partnership returns. The Company’s remaining investment portfolios had net investment income of $213 million in the first nine months of 2023, $172 million lower than in the same period of 2022, primarily reflecting lower private equity and real estate partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the third quarter of 2023 was $112 million, $8 million higher than in the same period of 2022. Fee income in the first nine months of 2023 was $324 million, $17 million higher than in the same period of 2022. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Losses
The following table sets forth information regarding the Company’s net realized investment losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Impairment losses:
Fixed maturities	$(1)	$(5)	$(2)	$(26)
Real estate investments	—	(9)	—	(9)
Net realized investment losses on equity securities still held	(14)	(25)	(11)	(110)
Other net realized investment losses, including from sales	(50)	(54)	(81)	(66)
Total	$(65)	$(93)	$(94)	$(211)
Net realized investment losses on equity securities still held of $14 million in the third quarter of 2023 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment losses on equity securities still held of $11 million in the first nine months of 2023 were driven by a net unfavorable change in fair value on the individual securities held in the Company’s portfolio. Net realized investment losses on equity securities still held of $25 million and $110 million in the third quarter and first nine months of 2022, respectively, were driven by the impact of changes in fair value attributable to unfavorable equity markets.
Other Revenues
Other revenues in the third quarter of 2023 were $101 million, $17 million higher than in the same period of 2022. Other revenues in the first nine months of 2023 were $275 million, $6 million higher than in the same period of 2022. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2023 were $7.15 billion, $1.06 billion or 17% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022 and (iv) a favorable re-estimation of domestic management liability losses incurred for the first six months of 2023 that was lower than the favorable re-estimation losses incurred in the same period of 2022 in Bond & Specialty Insurance, partially offset by (v) lower losses in the homeowners and other product line in Personal Insurance. Catastrophe losses in the third quarter of 2023 primarily resulted from numerous severe wind and hail storms in multiple states. Catastrophe losses in the third quarter of 2022 primarily resulted from Hurricanes Ian and Fiona, as well as severe storms in several regions of the United States.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first nine months of 2023 were $20.34 billion, $3.41 billion or 20% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) lower net favorable prior year reserve development, (iv) higher losses in the automobile product line in Personal Insurance, (v) losses from a small number of surety accounts in Bond & Specialty Insurance and (vi) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (vii) a lower level of property losses in Business Insurance and (viii) lower losses in the homeowners and other product line in Personal Insurance. Catastrophe losses in the first nine months of 2023 included the third quarter events described above, as well as numerous severe wind and hail storms in multiple states in the first six months of 2023. Catastrophe losses in the first nine months of 2022 included the third quarter events described above, as well as severe wind and hail storms in several regions of the United States in the first six months of 2022.
Factors contributing to net prior year reserve development during the third quarters and first nine months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2023 and 2022, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2023 and 2022 for significant catastrophes that occurred in 2022 and 2021, and the estimate of ultimate losses for those catastrophes at September 30, 2023 and December 31, 2022. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2023 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2022 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2023	2022	2023	2022	September 30, 2023	December 31, 2022
2021
PCS Serial Number:
15 — Winter storms	4	(5)	(12)	(10)	203	215
17 — Winter storms	(2)	(4)	(27)	(9)	456	483
29 — Severe wind storms	—	(6)	(1)	(12)	92	93
60 — Hurricane Ida	—	(36)	15	(78)	351	336
76 — Tornado outbreak	—	(1)	(5)	(13)	108	113
2022
PCS Serial Number:
33 — Severe wind and hail storms	17	9	9	117	146	137
35 — Severe wind and hail storms	3	40	(1)	144	183	184
43 — Severe wind and hail storms	—	(7)	(11)	124	111	122
61 — Hurricane Ian	(2)	326	(76)	326	151	227
73 — Winter storm	1	n/a	169	n/a	681	512
2023
PCS Serial Number:
25 — Severe wind and hail storms	—	n/a	152	n/a	152	n/a
32 — Severe wind and hail storms	—	n/a	138	n/a	138	n/a
33 — Severe wind and hail storms	18	n/a	190	n/a	190	n/a
35 — Severe wind and hail storms	6	n/a	115	n/a	115	n/a
42 — Severe wind and hail storms	(2)	n/a	144	n/a	144	n/a
48 — Severe wind and hail storms	(9)	n/a	140	n/a	140	n/a
49 — Severe wind and hail storms	(6)	n/a	149	n/a	149	n/a
51 — Severe wind and hail storms	10	n/a	280	n/a	280	n/a
63 — Severe wind and hail storms	120	n/a	120	n/a	120	n/a
75 — Severe wind and hail storms	196	n/a	196	n/a	196	n/a
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
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2023 was $1.60 billion, $198 million or 14% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first nine months of 2023 was $4.59 billion, $504 million or 12% higher than in the same period of 2022. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2023 were $1.31 billion, $119 million or 10% higher than in the same period of 2022. General and administrative expenses in the first nine months of 2023 were $3.89 billion, $280 million or 8% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the third quarter and first nine months of 2023 was $98 million and $278 million, respectively, compared with $88 million and $263 million, respectively, in the same periods of 2022.
Income Tax Expense (Benefit)
Income tax expense in the third quarter of 2023 was $68 million, $6 million or 8% lower than in the same period of 2022, primarily reflecting the impact of the $56 million decrease in income before income taxes in the third quarter of 2023. The income tax benefit in the first nine months of 2023 was $13 million, compared with income tax expense of $344 million in the same period of 2022. The change in income taxes primarily reflected the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $1.02 billion decrease in income before income taxes in the first nine months of 2023, partially offset by the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
The Company’s effective tax rate was 14% in the third quarters of both 2023 and 2022. The Company’s effective tax rate was (1)% and 15% in the first nine months of 2023 and 2022, respectively.  The effective tax rate in the first nine months of 2023 was reduced by the impact of the one-time tax benefit discussed above, and the effective tax rate for the first nine months of 2022 was reduced by the impact of the resolution of prior year tax matters discussed above. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 101.0% in the third quarter of 2023 was 2.8 points higher than the combined ratio of 98.2% in the same period of 2022.  The loss and loss adjustment expense ratio of 73.0% in the third quarter of 2023 was 2.9 points higher than the loss and loss adjustment expense ratio of 70.1% in the same period of 2022.  The underwriting expense ratio of 28.0% in the third quarter of 2023 was 0.1 points lower than the underwriting expense ratio of 28.1% in the same period of 2022.
Catastrophe losses in the third quarters of 2023 and 2022 accounted for 8.8 points and 5.9 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2023 accounted for 1.6 points of the combined ratio. Net favorable prior year reserve development in the third quarter 2022 provided 0.2 points of benefit to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2023 was 1.9 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) lower losses in the homeowners and other product line in Personal Insurance, partially offset by (iii) a favorable re-estimation of domestic management liability losses incurred for the first six months of 2023 that was lower than the favorable re-estimation losses incurred in the same period of 2022 in Bond & Specialty Insurance.
The combined ratio of 101.0% in the first nine months of 2023 was 5.0 points higher than the combined ratio of 96.0% in the same period of 2022. The loss and loss adjustment expense ratio of 72.6% for the first nine months of 2023 was 5.3 points higher than the loss and loss adjustment expense ratio of 67.3% in the same period of 2022.  The underwriting expense ratio of 28.4% for the first nine months of 2023 was 0.3 points lower than the underwriting expense ratio of 28.7% in the same period of 2022.
Catastrophe losses in the first nine months of 2023 and 2022 accounted for 10.3 points and 5.7 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2023 and 2022 provided 0.1 points and 1.9 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2023 was 1.4 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) a lower level of property losses in Business Insurance and (iii) lower losses in the homeowners and other product line in Personal Insurance, partially offset by (iv) losses from a small number of surety accounts in Bond & Specialty Insurance, (v) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance and (vi) higher losses in the automobile product line in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Business Insurance	$5,685	$4,864	$17,175	$14,798
Bond & Specialty Insurance	1,082	1,043	3,127	3,088
Personal Insurance	4,496	3,905	12,215	10,745
Total	$11,263	$9,812	$32,517	$28,631

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Business Insurance	$5,080	$4,370	$15,412	$13,245
Bond & Specialty Insurance	1,003	964	2,853	2,808
Personal Insurance	4,410	3,864	11,942	10,532
Total	$10,493	$9,198	$30,207	$26,585
Gross and net written premiums in the third quarter of 2023 increased by 15% and 14%, respectively, over the same period of 2022. Gross and net written premiums in the first nine months of 2023 both increased by 14% over the same period of 2022. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$4,956	$4,353	$14,077	$12,642
Net investment income	551	426	1,533	1,415
Fee income	102	96	299	285
Other revenues	71	56	185	194
Total revenues	5,680	4,931	16,094	14,536
Total claims and expenses	5,111	4,371	14,327	12,353
Segment income before income taxes	569	560	1,767	2,183
Income tax expense	101	89	141	377
Segment income	$468	$471	$1,626	$1,806

Loss and loss adjustment expense ratio	70.0%	66.9%	68.0%	63.6%
Underwriting expense ratio	29.1	29.4	29.7	29.9
Combined ratio	99.1%	96.3%	97.7%	93.5%
Overview
Segment income in the third quarter of 2023 was $468 million, $3 million or 1% lower than segment income of $471 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) lower catastrophe losses, partially offset by (iv) higher net unfavorable prior year reserve development. Net unfavorable prior year reserve development in the third quarters of 2023 and 2022 was $263 million and $61 million, respectively. Catastrophe losses in the third quarters of 2023 and 2022 were $203 million and $216 million, respectively. The higher underlying underwriting margins primarily reflected the impact of higher business volumes. Income tax expense in the third quarter of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2023 was $1.63 billion, $180 million or 10% lower than segment income of $1.81 billion in the same period of 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022 and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins and (iv) higher net investment income. Net unfavorable prior year reserve development in the first nine months of 2023 was $345 million. Net favorable prior year reserve development in the first nine months of 2022 was $254 million. Catastrophe losses in the first nine months of 2023 and 2022 were $798 million and $529 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) a lower level of property losses and (iii) the benefit of earned pricing, partially offset by (iv) higher general and administrative expenses. Income tax expense in the first nine months of 2023 was lower than in the same period of 2022, primarily reflecting the impact of a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the decrease in income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2023 were $4.96 billion, $603 million or 14% higher than in the same period of 2022. Earned premiums in the first nine months of 2023 were $14.08 billion, $1.44 billion or 11% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the third quarter of 2023 was $551 million, $125 million or 29% higher than in the same period of 2022.  Net investment income in the first nine months of 2023 was $1.53 billion, $118 million or 8% higher than in the same period of 2022. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2023 compared with the same periods of 2022.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the third quarter of 2023 was $102 million, $6 million or 6% higher than in the same period of 2022. Fee income in the first nine months of 2023 was $299 million, $14 million or 5% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected higher claim volume under administration associated with large deductible policies and the service business, partially offset by lower serviced premium volume from the workers’ compensation residual market pool.
Other Revenues
Other revenues in the third quarter of 2023 were $71 million, $15 million higher than in the same period of 2022. Other revenues in the first nine months of 2023 were $185 million, $9 million lower than in the same period of 2022, primarily reflecting the receipt of a surplus distribution from a state workers’ compensation reinsurance fund in 2022. Other revenues also include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2023 were $3.52 billion, $560 million or 19% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher net unfavorable prior year reserve development, (ii) higher business volumes and (iii) loss cost trends, partially offset by (iv) lower catastrophe losses.
Claims and claim adjustment expenses in the first nine months of 2023 were $9.72 billion, $1.55 billion or 19% higher than in the same period of 2022, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in the same period of 2022, (ii) higher business volumes, (iii) higher catastrophe losses and (iv) loss cost trends, partially offset by (v) a lower level of property losses.
Factors contributing to net prior year reserve development during the third quarters and first nine months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2023 was $820 million, $112 million or 16% higher than the same period of 2022. Amortization of deferred acquisition costs in the first nine months of 2023 was $2.34 billion, $268 million or 13% higher than the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2023 were $772 million, $68 million or 10% higher than in the same period of 2022. General and administrative expenses in the first nine months of 2023 were $2.27 billion, $155 million or 7% higher than in the same period of 2022. The increases in both periods of 2023 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the third quarter of 2023 was $101 million, $12 million higher than the same period of 2022, primarily reflecting the impact of the $9 million increase in income before income taxes. Income tax expense in the first nine months of 2023 was $141 million, $236 million lower than in the same period of 2022, primarily reflecting the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $416 million decrease in income before income taxes, partially offset by a $3 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 99.1% in the third quarter of 2023 was 2.8 points higher than the combined ratio of 96.3% in the same period of 2022.  The loss and loss adjustment expense ratio of 70.0% in the third quarter of 2023 was 3.1 points higher than the loss and loss adjustment expense ratio of 66.9% in the same period of 2022. The underwriting expense ratio of 29.1% in the third quarter of 2023 was 0.3 points lower than the underwriting expense ratio of 29.4% in the same period of 2022.
Catastrophe losses in the third quarters of 2023 and 2022 accounted for 4.1 points and 4.9 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2023 and 2022 accounted for 5.3 points and 1.4 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2023 was 0.3 points lower than the 2022 ratio on the same basis, primarily reflecting improved expense leverage as a result of higher business volumes.
The combined ratio of 97.7% in the first nine months of 2023 was 4.2 points higher than the combined ratio of 93.5% in the same period of 2022. The loss and loss adjustment expense ratio of 68.0% in the first nine months of 2023 was 4.4 points higher than the loss and loss adjustment expense ratio of 63.6% in the same period of 2022.  The underwriting expense ratio of 29.7% for the first nine months of 2023 was 0.2 points lower than the underwriting expense ratio of 29.9% in the same period of 2022.
Catastrophe losses in the first nine months of 2023 and 2022 accounted for 5.7 points and 4.1 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2023 accounted for 2.4 points of the combined ratio. Net favorable prior year reserve development in the first nine months of 2022 provided 2.0 points of benefit to the combined ratio. The underlying combined ratio in the first nine months of 2023 was 1.8 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) a lower level of property losses and (ii) the benefit of earned pricing.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Select Accounts	$830	$744	$2,640	$2,391
Middle Market	2,969	2,638	8,938	7,939
National Accounts	335	357	1,208	1,201
National Property and Other	1,128	884	2,842	2,291
Total Domestic	5,262	4,623	15,628	13,822
International	423	241	1,547	976
Total Business Insurance	$5,685	$4,864	$17,175	$14,798

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Select Accounts	$824	$739	$2,615	$2,365
Middle Market	2,750	2,465	8,294	7,410
National Accounts	247	247	818	790
National Property and Other	874	702	2,326	1,889
Total Domestic	4,695	4,153	14,053	12,454
International	385	217	1,359	791
Total Business Insurance	$5,080	$4,370	$15,412	$13,245

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the third quarter of 2023 increased by 17% and 16%, respectively, over the same period of 2022. Gross and net written premiums in the first nine months of 2023 both increased by 16% over the same period of 2022.
Select Accounts.  Net written premiums of $824 million and $2.62 billion in the third quarter and first nine months of 2023, respectively, increased by 12% and 11%, respectively, over the same periods of 2022. Retention rates remained strong in the third quarter and first nine months of 2023 and increased over the same periods of 2022. Renewal premium changes in the third quarter and first nine months of 2023 remained positive and were comparable with the same periods of 2022. New business premiums in the third quarter and first nine months of 2023 increased over the same periods of 2022.
Middle Market.  Net written premiums of $2.75 billion and $8.29 billion in the third quarter and first nine months of 2023, respectively, both increased by 12% over the same periods of 2022.  Retention rates remained strong in the third quarter of 2023 and increased slightly over the same period of 2022.  Retention rates remained strong in the first nine months of 2023 and increased over the same period of 2022. Renewal premium changes in the third quarter and first nine months of 2023 remained positive and were higher than the same periods of 2022. New business premiums in the third quarter and first nine months of 2023 increased over the same periods of 2022.
National Accounts.  Net written premiums of $247 million in the third quarter of 2023 were comparable with the same period of 2022. Net written premiums of $818 million in the first nine months of 2023 increased by 4% over the same period of 2022. Retention rates remained strong in the third quarter and first nine months of 2023 and increased over the same periods of 2022. Renewal premium changes in the third quarter of 2023 remained positive but were lower than the same period of 2022. Renewal premium changes in the first nine months of 2023 remained strong and were higher than the same period of 2022. New business premiums in the third quarter of 2023 decreased from the same period of 2022. New business premiums in the first nine months of 2023 increased over the same period of 2022.
National Property and Other.  Net written premiums of $874 million and $2.33 billion in the third quarter and first nine months of 2023, respectively, increased by 25% and 23%, respectively, over the same periods of 2022.  Retention rates remained strong in the third quarter and first nine months of 2023 and increased over the same periods of 2022.  Renewal premium changes in the third quarter and first nine months of 2023 remained positive and were higher than in the same periods of 2022. New business premiums in the third quarter and first nine months of 2023 increased over the same periods of 2022.
International.  Net written premiums of $385 million in the third quarter and $1.36 billion in the first nine months of 2023 increased by 77% and 72%, respectively, over the same periods of 2022, and included the impact of the Company’s quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holding Limited (Fidelis) effective January 1, 2023.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$935	$877	$2,721	$2,548
Net investment income	86	65	237	188
Other revenues	6	6	18	14
Total revenues	1,027	948	2,976	2,750
Total claims and expenses	696	644	2,108	1,922
Segment income before income taxes	331	304	868	828
Income tax expense	66	62	166	141
Segment income	$265	$242	$702	$687

Loss and loss adjustment expense ratio	36.9%	37.3%	39.8%	39.5%
Underwriting expense ratio	36.7	35.2	37.0	35.3
Combined ratio	73.6%	72.5%	76.8%	74.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the third quarter of 2023 was $265 million, $23 million or 10% higher than segment income of $242 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher net favorable prior year reserve development and (iii) lower catastrophe losses, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the third quarters of 2023 and 2022 was $72 million and $63 million, respectively. Catastrophe losses in the third quarters of 2023 and 2022 were $5 million and $11 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher general and administrative expenses and (ii) a favorable re-estimation of domestic management liability losses incurred for the first six months of 2023 that was lower than the favorable re-estimation losses incurred in the same period of 2022, partially offset by (iii) higher business volumes. Income tax expense in the third quarter of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2023 was $702 million, $15 million or 2% higher than segment income of $687 million in the same period of 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) lower underlying underwriting margins and (iv) higher catastrophe losses. Net favorable prior year reserve development in the first nine months of 2023 and 2022 was $249 million and $171 million, respectively. Catastrophe losses in the first nine months of 2023 and 2022 were $31 million and $16 million, respectively.  The lower underlying underwriting margins primarily reflected the impacts of (i) higher general and administrative expenses, (ii) losses from a small number of surety accounts and (iii) loss activity related to the disruption in the banking sector, partially offset by (iv) higher business volumes. Income tax expense in the first nine months of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment income before income taxes and a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2023 were $935 million, $58 million or 7% higher than in the same period of 2022. Earned premiums in the first nine months of 2023 were $2.72 billion, $173 million or 7% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the third quarter of 2023 was $86 million, $21 million or 32% higher than in the same period of 2022. Net investment income in the first nine months of 2023 was $237 million, $49 million or 26% higher than in the same period of 2022. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2023 compared with the same periods of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2023 were $351 million, $17 million or 5% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes and (ii) a favorable re-estimation of domestic management liability losses incurred for the first six months of 2023 that was lower than the favorable re-estimation losses incurred in the same period of 2022, partially offset by (iii) higher net favorable prior year reserve development and (iv) lower catastrophe losses.
Claims and claim adjustment expenses in the first nine months of 2023 were $1.10 billion, $78 million or 8% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) losses from a small number of surety accounts, (iii) loss activity related to the disruption in the banking sector and (iv) higher catastrophe losses, partially offset by (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2023 and 2022 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2023 was $173 million, $11 million or 7% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first nine months of 2023 was $501 million, $35 million or 8% higher than in the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2023 were $172 million, $24 million or 16% higher than in the same period of 2022. General and administrative expenses in the first nine months of 2023 were $510 million, $73 million or 17% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the third quarter of 2023 was $66 million, $4 million or 6% higher than in the same period of 2022, primarily reflecting the impact of the $27 million increase in segment income before income taxes. Income tax expense in the first nine months of 2023 was $166 million, $25 million or 18% higher than in the same period of 2022, primarily reflecting the impact of the $40 million increase in segment income before income taxes and the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters, partially offset by the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 73.6% in the third quarter of 2023 was 1.1 points higher than the combined ratio of 72.5% in the same period of 2022.  The loss and loss adjustment expense ratio of 36.9% in the third quarter of 2023 was 0.4 points lower than the loss and loss adjustment expense ratio of 37.3% in the same period of 2022. The underwriting expense ratio of 36.7% in the third quarter of 2023 was 1.5 points higher than the underwriting expense ratio of 35.2% in the same period of 2022.
Net favorable prior year reserve development in the third quarters of 2023 and 2022 provided 7.7 points and 7.2 points of benefit, respectively, to the combined ratio. Catastrophe losses in the third quarters of 2023 and 2022 accounted for 0.6 points and 1.3 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2023 was 2.3 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) a higher expense ratio and (ii) a favorable re-estimation of domestic management liability losses incurred for the first six months of 2023 that was lower than the favorable re-estimation losses incurred in the same period of 2022.
The combined ratio of 76.8% in the first nine months of 2023 was 2.0 points higher than the combined ratio of 74.8% in the same period of 2022. The loss and loss adjustment expense ratio of 39.8% in the first nine months of 2023 was 0.3 points higher than the loss and loss adjustment expense ratio of 39.5% in the same period of 2022.  The underwriting expense ratio of 37.0% in the first nine months of 2023 was 1.7 points higher than the underwriting expense ratio of 35.3% in the same period of 2022.
Net favorable prior year reserve development in the first nine months of 2023 and 2022 provided 9.1 points and 6.7 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first nine months of 2023 and 2022 accounted for 1.1 points and 0.6 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2023 was 3.9 points higher than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) a higher expense ratio, (ii) losses from a small number of surety accounts and (iii) loss activity related to the disruption in the banking sector.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Management Liability	$618	$620	$1,780	$1,783
Surety	330	295	933	889
Total Domestic	948	915	2,713	2,672
International	134	128	414	416
Total Bond & Specialty Insurance	$1,082	$1,043	$3,127	$3,088

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Management Liability	$551	$554	$1,603	$1,592
Surety	321	284	871	828
Total Domestic	872	838	2,474	2,420
International	131	126	379	388
Total Bond & Specialty Insurance	$1,003	$964	$2,853	$2,808
Gross and net written premiums in the third quarter of 2023 both increased by 4% over the same period of 2022. Gross and net written premiums in the first nine months of 2023 increased by 1% and 2%, respectively, over the same period of 2022.
Domestic.  Net written premiums of $872 million and $2.47 billion in the third quarter and first nine months of 2023, respectively, increased by 4% and 2%, respectively, over the same periods of 2022. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2023 and increased over the same periods of 2022. Renewal premium changes in the third quarter and first nine months of 2023 remained positive but were lower than in the same periods of 2022. New business premiums in the third quarter and first nine months of 2023 increased over the same periods of 2022.
International.  Net written premiums of $131 million in the third quarter of 2023 increased by 4% over the same period of 2022, primarily driven by increases in the United Kingdom and broader Europe, partially offset by decreases in Canada. Net written premiums of $379 million in the first nine months of 2023 decreased by 2% from the same period of 2022, primarily driven by decreases in the United Kingdom and broader Europe and the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Revenues
Earned premiums	$3,827	$3,385	$10,990	$9,756
Net investment income	132	102	374	334
Fee income	10	8	25	22
Other revenues	24	22	72	61
Total revenues	3,993	3,517	11,461	10,173
Total claims and expenses	4,249	3,664	12,344	10,318
Segment loss before income taxes	(256)	(147)	(883)	(145)
Income tax benefit	(63)	(36)	(235)	(66)
Segment loss	$(193)	$(111)	$(648)	$(79)

Loss and loss adjustment expense ratio	85.7%	82.6%	86.6%	79.3%
Underwriting expense ratio	24.3	24.6	24.7	25.4
Combined ratio	110.0%	107.2%	111.3%	104.7%
Overview
Segment loss in the third quarter of 2023 was $193 million, compared with a segment loss of $111 million in the same period of 2022. The increase in segment loss before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins, (iii) higher net investment income and (iv) higher net favorable prior year reserve development. Catastrophe losses in the third quarters of 2023 and 2022 were $642 million and $285 million, respectively. Net favorable prior year reserve development in the third quarters of 2023 and 2022 was $37 million and $18 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower losses in the homeowners and other product line and (iii) higher business volumes. The income tax benefit in the third quarter of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment loss before income taxes.
Segment loss in the first nine months of 2023 was $648 million, compared with a segment loss of $79 million in the same period of 2022. The increase in segment loss before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins, (iii) higher net favorable prior year reserve development and (iv) higher net investment income. Catastrophe losses in the first nine months of 2023 and 2022 were $2.04 billion and $873 million, respectively.  Net favorable prior year reserve development in the first nine months of 2023 and 2022 was $107 million and $39 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower losses in the homeowners and other product line and (iii) higher business volumes, partially offset by (iv) higher losses in the automobile product line. The income tax benefit in the first nine months of 2023 was higher than in the same period of 2022, primarily reflecting the impact of the increase in segment loss before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2023 were $3.83 billion, $442 million or 13% higher than in the same period of 2022. Earned premiums in the first nine months of 2023 were $10.99 billion, $1.23 billion or 13% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the third quarter of 2023 was $132 million, $30 million or 29% higher than in the same period of 2022. Net investment income in the first nine months of 2023 was $374 million, $40 million or 12% higher than in the same period of 2022. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2023 compared with the same periods of 2022. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the third quarters and first nine months of 2023 and 2022 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2023 were $3.28 billion, $484 million or 17% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) higher business volumes, partially offset by (iii) lower losses in the homeowners and other product line and (iv) higher net favorable prior year reserve development.
Claims and claim adjustment expenses in the first nine months of 2023 were $9.52 billion, $1.78 billion or 23% higher than in the same period of 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) higher losses in the automobile product line, partially offset by (iv) lower losses in the homeowners and other product line and (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the third quarter and first nine months of 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements. Net favorable prior year reserve development was not significant in the third quarter and first nine months of 2022.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2023 was $611 million, $75 million or 14% higher than in the same period of 2022. Amortization of deferred acquisition costs in the first nine months of 2023 was $1.75 billion, $201 million or 13% higher than in the same period of 2022. The increases in both periods of 2023 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2023 were $359 million, $26 million or 8% higher than in the same period of 2022. General and administrative expenses in the first nine months of 2023 were $1.08 billion, $49 million or 5% higher than in the same period of 2022. The increases in both periods of 2023 primarily reflected higher employee and technology related expenses.
Income Tax Benefit
The income tax benefit in the third quarter of 2023 was $63 million, compared with $36 million in the same period of 2022, primarily reflecting the impact of the $109 million increase in segment loss before income taxes. The income tax benefit in the first nine months of 2023 was $235 million, compared with $66 million in the same period of 2022, primarily reflecting the impact of the $738 million increase in segment loss before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Combined Ratio
The combined ratio of 110.0% in the third quarter of 2023 was 2.8 points higher than the combined ratio of 107.2% in the same period of 2022.  The loss and loss adjustment expense ratio of 85.7% in the third quarter of 2023 was 3.1 points higher than the loss and loss adjustment expense ratio of 82.6% in the same period of 2022.  The underwriting expense ratio of 24.3% in the third quarter of 2023 was 0.3 points lower than the underwriting expense ratio of 24.6% in the same period of 2022.
Catastrophe losses in the third quarters of 2023 and 2022 accounted for 16.8 points and 8.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2023 and 2022 provided 1.0 points and 0.5 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the third quarter of 2023 was 5.1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines and (ii) lower losses in the homeowners and other product line.

The combined ratio of 111.3% in the first nine months of 2023 was 6.6 points higher than the combined ratio of 104.7% in the same period of 2022. The loss and loss adjustment expense ratio of 86.6% in the first nine months of 2023 was 7.3 points higher than the loss and loss adjustment expense ratio of 79.3% in the same period of 2022.  The underwriting expense ratio of 24.7% in the first nine months of 2023 was 0.7 points lower than the underwriting expense ratio of 25.4% in the same period of 2022.

Catastrophe losses in the first nine months of 2023 and 2022 accounted for 18.5 points and 8.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2023 and 2022 provided 1.0 points and 0.4 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2023 was 2.4 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower losses in the homeowners and other product line and (iii) a lower expense ratio, partially offset by (iv) higher losses in the automobile product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Automobile	$2,026	$1,747	$5,515	$4,888
Homeowners and Other	2,286	1,980	6,192	5,342
Total Domestic	4,312	3,727	11,707	10,230
International	184	178	508	515
Total Personal Insurance	$4,496	$3,905	$12,215	$10,745

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic:
Automobile	$2,022	$1,743	$5,499	$4,868
Homeowners and Other	2,216	1,952	5,954	5,164
Total Domestic	4,238	3,695	11,453	10,032
International	172	169	489	500
Total Personal Insurance	$4,410	$3,864	$11,942	$10,532
Gross and net written premiums in the third quarter of 2023 increased by 15% and 14%, respectively, over the same period of 2022. Gross and net written premiums in the first nine months of 2023 increased by 14% and 13%, respectively, over the same period of 2022.
Domestic
Automobile net written premiums of $2.02 billion and $5.50 billion in the third quarter and first nine months of 2023, respectively, increased by 16% and 13%, respectively, over the same periods of 2022. Retention rates remained strong in the third quarter and first nine months of 2023 but decreased from the same periods of 2022.  Renewal premium changes in the third quarter and first nine months of 2023 remained positive and were higher than in the same periods of 2022.  New business premiums in the third quarter and first nine months of 2023 decreased from the same periods of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Homeowners and Other net written premiums of $2.22 billion and $5.95 billion in the third quarter and first nine months of 2023, respectively, increased by 14% and 15%, respectively, over the same periods of 2022.  Retention rates remained strong in the third quarter and first nine months of 2023 but decreased slightly from the same periods of 2022.  Renewal premium changes in the third quarter and first nine months of 2023 remained positive and were higher than in the same periods of 2022.  New business premiums in the third quarter and first nine months of 2023 decreased from the same periods of 2022.
For its Domestic business, Personal Insurance had approximately 9.1 million and 9.2 million active policies at September 30, 2023 and 2022, respectively.
International
International net written premiums of $172 million in the third quarter of 2023 increased by 2% over the same period of 2022, driven by increases in automobile product line, partially offset by the impact of changes in foreign currency exchange rates. International net written premiums of $489 million in the first nine months of 2023 decreased by 2% from the same period of 2022, driven by the impact of changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 451,000 and 455,000 active policies at September 30, 2023 and 2022, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Income (loss)	$(86)	$(76)	$(241)	$(226)
The Income (loss) for Interest Expense and Other in the third quarters of 2023 and 2022 was $(86) million and $(76) million, respectively.  Pre-tax interest expense for the third quarters of 2023 and 2022 was $98 million and $88 million, respectively. After-tax interest expense for the third quarters of 2023 and 2022 was $78 million and $70 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2023 and 2022 was $(241) million and $(226) million, respectively. Pre-tax interest expense in the first nine months of 2023 and 2022 was $278 million and $263 million, respectively. After-tax interest expense in the first nine months of 2023 and 2022 was $220 million and $208 million, respectively.

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
In the third quarter of 2023, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. The number of policyholders with open asbestos claims and net asbestos payments was relatively flat compared to 2022. Payments on behalf of these policyholders continue to be influenced by an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.
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
The completion of these reviews and analyses in the third quarters of 2023 and 2022 resulted in $284 million and $212 million increases, respectively, to the Company’s net asbestos reserves. In both 2023 and 2022, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also includes an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in the first nine months of 2023 and 2022 were $156 million in both periods. Net asbestos reserves were $1.43 billion and $1.39 billion at September 30, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2023	2022
Beginning reserves:
Gross	$1,674	$1,687
Ceded	(369)	(346)
Net	1,305	1,341
Incurred losses and loss expenses:
Gross	374	287
Ceded	(90)	(75)
Net	284	212
Paid loss and loss expenses:
Gross	200	205
Ceded	(44)	(49)
Net	156	156
Foreign exchange and other:
Gross	—	(4)
Ceded	—	—
Net	—	(4)
Ending reserves:
Gross	1,848	1,765
Ceded	(415)	(372)
Net	$1,433	$1,393
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
Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $26 million and $74 million in the third quarter and first nine months of 2023, respectively, and by $12 million and $95 million in the third quarter and first nine months of 2022, respectively. Net environmental paid loss and loss expenses in the first nine months of 2023 and 2022 were $63 million and $52 million, respectively. Net environmental reserves were $382 million and $364 million at September 30, 2023 and 2022, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO
The Company’s invested assets at September 30, 2023 were $82.96 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at September 30, 2023 was $72.58 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2023 and December 31, 2022.  Below investment grade securities represented 1.3% of the total fixed maturity investment portfolio at both September 30, 2023 and December 31, 2022. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.8 excluding short-term securities) at September 30, 2023 and 4.6 (4.8 excluding short-term securities) at December 31, 2022.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at September 30, 2023 and December 31, 2022 included $26.24 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2023 and December 31, 2022 were $1.04 billion and $2.34 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both September 30, 2023 and December 31, 2022.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at September 30, 2023 and December 31, 2022 included $6.52 billion and $1.99 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2023 and December 31, 2022 were $5.09 billion and $922 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.43 billion and $1.07 billion at September 30, 2023 and December 31, 2022, respectively. Approximately 37% and 40% of the Company’s CMO holdings at September 30, 2023 and December 31, 2022, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $902 million and $647 million of non-guaranteed CMO holdings was “Aaa” and “Aaa/Aa1” at September 30, 2023 and December 31, 2022, respectively. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both September 30, 2023 and December 31, 2022.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2022 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2022 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At September 30, 2023 and December 31, 2022, the carrying value of the Company’s other investments was $4.35 billion and $4.07 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the “Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2022 Annual Report, and changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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
The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2023	December 31, 2022
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,005	$3,792
Gross structured settlements	2,726	2,802
Mandatory pools and associations	1,657	1,601
Gross reinsurance recoverables	8,388	8,195
Allowance for estimated uncollectible reinsurance	(121)	(132)
Net reinsurance recoverables	$8,267	$8,063
Net reinsurance recoverables at September 30, 2023 increased by $204 million over December 31, 2022, primarily reflecting the impacts of net unfavorable prior year reserve development in the third quarter of 2023 and catastrophe losses in the first nine months of 2023, partially offset by cash collections in the first nine months of 2023.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

mid-term cancellations.  Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2023 and into 2024.
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2023 and into 2024 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, a shutdown of the U.S. government, disruption in the banking sector, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.
Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.8 excluding short-term securities) at September 30, 2023.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2023, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $615 million in the fourth quarter of 2023, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $630 million to $690 million for each quarter of 2024. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $94 million in the first nine months of 2023. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $8.20 billion ($6.46 billion after-tax) in its fixed maturity investment portfolio at September 30, 2023, compared to $6.22 billion ($4.90 billion after-tax) at December 31, 2022.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first nine months of 2023 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. These net unrealized losses are due to recent increases in interest rates; however, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. Given the significant level of catastrophe losses incurred by the Company in the first nine months of 2023, the Company expects that, as was the case in the third quarter of 2023, the level of common share repurchases in the fourth quarter of 2023 will be lower than the quarterly level of repurchases in the first and second quarters of 2023. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. For information regarding the Company’s common share repurchases in 2023, see “Liquidity and Capital Resources” herein. S&P Global Ratings (S&P) has announced that it intends to change its capital adequacy model. While the proposed model has not been finalized, it could increase the level of capital S&P requires for a particular financial strength rating. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company’s claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors” in the Company’s 2022 Annual Report.
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
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2023, TRV held total cash and short-term invested assets in the United States aggregating $1.75 billion and having a weighted average maturity of 39 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.30 billion).  TRV’s holding company liquidity of $1.75 billion at September 30, 2023 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2023.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. At September 30, 2023, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2023. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first nine months of 2023 and 2022 was $5.61 billion and $5.13 billion, respectively. The increase in cash flows in the first nine months of 2023 primarily reflected the impacts of higher levels of cash received for premiums and lower levels of payments for income taxes, partially offset by higher levels of payments for claims and claim adjustments expenses, commissions and general and administrative expenses.
Investing Activities
Net cash used in investing activities in the first nine months of 2023 and 2022 was $5.04 billion and $3.05 billion, respectively.  The Company’s consolidated total investments at September 30, 2023 increased by $2.50 billion, or 3% over year-end 2022, primarily reflecting the impacts of (i) net cash flows provided by operating activities, partially offset by (ii) net cash used in financing activities and (iii) higher net unrealized investment losses due to the impact of higher interest rates during the first nine months of 2023.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Financing Activities
Net cash used in financing activities in the first nine months of 2023 and 2022 was $778 million and $2.01 billion, respectively.  The totals in both 2023 and 2022 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2023 and 2022 were $957 million and $1.56 billion, respectively. Net cash used in financing activities in the first nine months of 2023 also included the receipt of net proceeds from the issuance of debt.
Dividends.  Dividends paid to shareholders were $676 million and $656 million in the first nine months of 2023 and 2022, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 18, 2023, the Company announced that it declared a regular quarterly dividend of $1.00 per share, payable December 29, 2023 to shareholders of record on December 8, 2023.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. Given the significant level of catastrophe losses incurred by the Company in the first nine months of 2023, the Company expects that, as was the case in the third quarter of 2023, the level of common share repurchases in the fourth quarter of 2023 will be lower than the quarterly level of repurchases in the first and second quarters of 2023. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  During the three and nine months ended September 30, 2023, the Company repurchased 0.6 million and 5.0 million common shares, respectively, under its share repurchase authorizations for a total cost of $100 million and $900 million, respectively. The average cost per share repurchased was $164.46 and $179.59, respectively. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At September 30, 2023, the Company had $6.10 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at September 30, 2023 and December 31, 2022.

(in millions)	September 30, 2023	December 31, 2022
Debt:
Short-term	$100	$100
Long-term	8,004	7,254
Net unamortized fair value adjustments and debt issuance costs	(73)	(62)
Total debt	8,031	7,292
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	27,990	28,005
Accumulated other comprehensive loss	(8,012)	(6,445)
Total shareholders’ equity	19,978	21,560
Total capitalization	$28,009	$28,852

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

(dollars in millions)	September 30, 2023	December 31, 2022
Total capitalization	$28,009	$28,852
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(6,466)	(4,898)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$34,475	$33,750
Debt-to-total capital ratio	28.7%	25.3%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	23.3%	21.6%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 23.3% at September 30, 2023 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency action was taken with respect to the Company since July 20, 2023, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2023 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2022 Annual Report.
•On July 20, 2023, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.26 billion at September 30, 2023) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2023			December 31, 2022
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,532	$10,136	$15,668	$5,465	$9,220	$14,685
Commercial property	1,481	393	1,874	1,200	439	1,639
Commercial multi-peril	2,922	2,893	5,815	2,624	2,759	5,383
Commercial automobile	2,672	2,702	5,374	2,625	2,388	5,013
Workers’ compensation	9,994	9,265	19,259	10,034	9,458	19,492
Fidelity and surety	185	533	718	166	496	662
Personal automobile	2,204	2,304	4,508	2,139	2,133	4,272
Personal homeowners and other	1,274	2,411	3,685	1,095	1,913	3,008
International and other	2,514	2,288	4,802	2,420	2,069	4,489
Property-casualty	28,778	32,925	61,703	27,768	30,875	58,643
Accident and health	6	—	6	6	—	6
Claims and claim adjustment expense reserves	$28,784	$32,925	$61,709	$27,774	$30,875	$58,649
The $3.06 billion increase in gross claims and claim adjustment expense reserves since December 31, 2022 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2023 and (v) net favorable prior year reserve development.

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
•the impact of developments in the geopolitical environment; and
•the impact of a U.S. government shutdown.
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
In addition, the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at investor.travelers.com, its Facebook page at facebook.com/travelers and its X account (@Travelers) at twitter.com/Travelers.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Notifications” section under the “Investor Toolkit” section at investor.travelers.com.

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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2023	July 31, 2023	1,680	$134.37	—	$6,205
August 1, 2023	August 31, 2023	151,456	$162.53	147,913	$6,181
September 1, 2023	September 30, 2023	460,547	$165.26	460,290	$6,105
Total		613,683	$164.50	608,203	$6,105

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

The Company acquired 5,480 shares for a total cost of approximately $926,000 during the three months ended September 30, 2023 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1†	The Company’s Amended and Restated Deferred Compensation Plan for Non-Employee Directors effective August 2, 2023.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2023 and 2022; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheet at September 30, 2023 and December 31, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2023 and 2022; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 18, 2023	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 18, 2023	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)