Form 10-K
period 2023-12-31
TRAVELERS COMPANIES, INC.
filed 2024-02-15
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $39,615,360,010.
As of February 12, 2024, 229,125,844 shares of the registrant’s common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2023

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent and broker relationships and other methods of distribution. Distribution methods include the use of local and national independent agents and brokers, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and other partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2022. The Company competes with both foreign and domestic insurers. In addition, some property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:
•ability to profitably price business, retain existing customers and obtain new business;
•premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);
•agent, broker and policyholder relationships;
•ability to keep pace relative to competitors with changes in technology and information systems, including artificial intelligence;
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
Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2023:

Location	% of Total
Domestic:
California	10.4%
Texas (1)	9.1
New York	8.4
Florida	4.2
Pennsylvania	4.1
Illinois	3.8
Georgia	3.8
New Jersey	3.7
Massachusetts	3.1
All other domestic (2)	44.1
Total Domestic	94.7

International:
Canada	3.0
All other international	2.3
Total International	5.3
Consolidated total	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2023.
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

•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
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
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial trucking industry through Northland Transportation and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult to place commercial business primarily on an excess and surplus lines basis through Northfield, and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.
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

(for the year ended December 31, in millions)	2023	2022	2021	% of Total 2023
By market:
Domestic:
Select Accounts	$3,477	$3,099	$2,833	17.0%
Middle Market	11,045	9,923	8,933	54.1
National Accounts	1,135	1,085	987	5.6
National Property and Other	3,008	2,467	2,265	14.7
Total Domestic	18,665	16,574	15,018	91.4
International	1,765	1,061	1,074	8.6
Total Business Insurance by market	$20,430	$17,635	$16,092	100.0%
By product line:
Domestic:
Workers’ compensation	$3,492	$3,397	$3,175	17.1%
Commercial automobile	3,346	3,061	2,898	16.4
Commercial property	3,494	2,771	2,408	17.1
General liability	3,264	2,962	2,699	16.0
Commercial multi-peril	5,000	4,304	3,768	24.5
Other	69	79	70	0.3
Total Domestic	18,665	16,574	15,018	91.4
International	1,765	1,061	1,074	8.6
Total Business Insurance by product line	$20,430	$17,635	$16,092	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 87 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.
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

•National Accounts markets and distributes products and services to large companies through a large network of national and regional brokers. Products offered by National Accounts are primarily casualty programs that utilize loss-sensitive products, such as large deductible, and to a lesser extent, retrospectively rated insurance and self-insured retention plans. National Accounts also offers insurance-related services, such as claims administration, risk management, loss control and risk management information services through Constitution State Services LLC, a wholly-owned subsidiary of the Company. The commercial residual market business of National Accounts services approximately 35% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.
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
Effective January 1, 2024, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company assumes 20% of the gross written premiums of Fidelis during 2024, subject to a loss ratio cap.  The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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
A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2023, contractholder payables on unpaid losses within the deductible layer of large deductible policies were approximately $3.27 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $3.25 billion. Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $48 million at December 31, 2023.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance regularly monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2024. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $21.2 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers’ compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2023:

Location	% of Total
Domestic:
California	13.1%
New York	8.6
Texas	7.6
Illinois	4.4
Florida	4.0
Pennsylvania	3.8
New Jersey	3.8
Georgia	3.0
All other domestic (1)	47.0
Total Domestic	95.3

International:
Canada	2.0
All other international	2.7
Total International	4.7
Total Business Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Business Insurance’s direct written premiums in 2023.
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
On November 3, 2023, the Company announced an agreement to acquire Corvus Insurance Holdings, Inc. (Corvus), a cyber insurance managing general underwriter. On January 2, 2024, the Company completed its acquisition of all issued and outstanding shares of Corvus.
Selected Product Information
The following table sets forth Bond & Specialty Insurance’s net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see “—Product Lines.” In addition, see “—Principal Markets and Methods of Distribution” for a discussion of distribution channels for Bond & Specialty Insurance’s product lines.

(for the year ended December 31, in millions)	2023	2022	2021	% of Total 2023
Domestic:
Fidelity and surety	$1,387	$1,329	$1,123	36.1%
General liability	1,686	1,639	1,530	43.9
Other	230	225	218	6.0
Total Domestic	3,303	3,193	2,871	86.0
International	539	539	505	14.0
Total Bond & Specialty Insurance	$3,842	$3,732	$3,376	100.0%
Principal Markets and Methods of Distribution
Bond & Specialty Insurance markets and distributes the vast majority of its products in the United States through many of the same independent agencies and brokers that distribute Business Insurance’s products in the United States. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other factors, each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is regularly monitored. Bond & Specialty Insurance continues to make investments to enable real-time interface capabilities with its independent agencies and brokers. Bond & Specialty Insurance also writes certain products through managing general agents and managing general underwriters.
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2024. For management liability coverages, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $132.5 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2023:

Location	% of Total
Domestic:
California	10.2%
Texas	6.6
New York	5.7
Florida	4.8
Illinois	3.6
Pennsylvania	3.4
All other domestic (1)	52.2
Total Domestic	86.5

International:
United Kingdom	6.4
Canada	4.3
All other international	2.8
Total International	13.5
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2023.
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

PERSONAL INSURANCE
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. Personal Insurance’s primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
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

(for the year ended December 31, in millions)	2023	2022	2021	% of Total 2023
Domestic:
Automobile	$7,330	$6,482	$5,827	46.0%
Homeowners and Other	7,949	6,916	5,980	49.9
Total Domestic	15,279	13,398	11,807	95.9
International	650	649	684	4.1
Total Personal Insurance	$15,929	$14,047	$12,491	100.0%
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
Personal Insurance also markets and distributes its products directly to consumers, largely through digital marketing, and additional channels, including corporations that make the Company’s product offerings available to their employees primarily through payroll deductions, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent, through the Company’s contact center locations or through its wholly owned independent agency. Personal Insurance also markets and distributes its products on other distribution platforms, including carrier partnerships. Since 1995, the Company has had a distribution agreement with the agency affiliate of GEICO to underwrite a portion of their homeowners business.
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
The Company’s ability or willingness to change prices, modify underwriting terms or shift exposure to, or from, certain geographies may be limited due to a number of factors, including public policy, the competitive environment, the evolving political and legislative environment and/or changes in the general economic climate. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states’ residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.
International
Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented.
Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 9.1 million active policies (i.e., policies-in-force) in the United States at December 31, 2023.
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

International
•International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 450,000 active policies in Canada at December 31, 2023.
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2024. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2023:

Location	% of Total
Domestic:
Texas (1)	11.7%
New York	8.7
California	6.9
Georgia	5.2
Pennsylvania	4.6
Florida	4.2
New Jersey	4.1
Virginia	3.7
Maryland	3.5
Colorado	3.4
Massachusetts	3.3
Illinois	3.0
All other domestic (2)	33.7
Total Domestic	96.0

International:
Canada	4.0
Total International	4.0
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2023.

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

CLAIMS MANAGEMENT
The Company’s claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With approximately 12,500 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.
United States field claim management teams located in 16 claim centers and 55 satellite and specialty-only offices in 42 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third-party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and controls, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.
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
Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company’s claims-management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company regularly monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims-training facility which offers hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claims handling operations, including digital, analytics, artificial intelligence and automation capabilities. The Company regularly monitors the effect of these investments to ensure a consistent optimization among outcomes, cost and service.
Claims Services’ catastrophe response strategy is to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjusters and appraisers. The Company has developed a large, dedicated Catastrophe Response Team and has also trained a large Enterprise Response Team of existing employees. The latter team can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated Catastrophe Response Team. In recent years, these internal resources were successfully deployed to respond to a significant level of catastrophe claims.

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
Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also result from terrorist attacks and other intentionally destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. For additional information regarding catastrophes, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.” The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2024.

Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2024 through and including December 31, 2024. The treaty provides for recovery of 20% of each qualifying loss in excess of a $3.5 billion retention up to $4.0 billion, 80% of losses in excess of $4.0 billion up to $5.0 billion, 95% of losses in excess of $5.0 billion up to $7.5 billion and 50% of losses in excess of $7.5 billion up to $8.0 billion. Therefore, the maximum recovery under the treaty would be $3.5 billion, or 78%, of the total $4.5 billion limit. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events and civil unrest in limited circumstances and excludes losses arising from communicable disease. The Company’s underlying insurance coverages generally exclude coverage for communicable disease.
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
The reinsurance agreement provides coverage of up to $575 million to the Company through May 24, 2026 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2024, this treaty provides up to $575 million of coverage, subject to a $2.48 billion retention. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Other in Bond & Specialty Insurance.
Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Long Point Re IV for the reinsurance coverage. Amounts payable to the Company under the reinsurance agreement with respect to any covered event cannot exceed the Company’s actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.
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
At the time the agreement was entered into with Long Point Re IV, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that have a significant effect on the entity’s operations or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements.
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
Personal Insurance Hurricane Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $1.75 billion retention (i.e., for every dollar of loss between $1.75 billion and $2.75 billion, this treaty provides 50 cents of coverage), for homeowners property losses arising from a hurricane or tropical storm for the period from July 1, 2023 through and including June 30, 2024. The treaty covers the United States coastal states from Texas to Maine, excluding Florida.
Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $850 million of coverage, subject to a $2.50 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2023 through and including June 30, 2024. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.
Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $270 million part of $300 million of coverage, subject to a $125 million retention (i.e., for every dollar of loss between $125 million and $425 million, this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology & Life Sciences, Public Sector Services and Commercial Accounts in Business Insurance for the period from July 1, 2023 through and including June 30, 2024. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.
Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $160 million part of $200 million of coverage, subject to a $170 million retention, for losses occurring from an earthquake, including fire following and sprinkler leakage, incurred by Personal Insurance from January 1, 2024 through and including December 31, 2024. The treaty covers the United States, its territories, possessions and waters contiguous thereto.
Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$76 million at December 31, 2023) up to C$200 million (US$151 million at December 31, 2023) and for 100% of losses in excess of C$200 million (US$151 million at December 31, 2023) up to C$500 million (US$378 million at December 31, 2023), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2023 through and including June 30, 2024. The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.
Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.
Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2024, see note 6 of the notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”

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
Reserves on Statutory Accounting Basis
At December 31, 2023, 2022 and 2021, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $87 million higher, $91 million higher and $99 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
The differences between the amount of reserves reported for GAAP and statutory reporting are primarily due to the differences in accounting for: (i) fee reimbursements associated with large deductible business, (ii) the impact of updated guidance for credit losses applicable to structured settlements and (iii) the accounting for reinsurance.
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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS
Most of the Company’s domestic insurance subsidiaries participate in an intercompany property and casualty reinsurance pooling arrangement. Under such arrangements, the participating subsidiaries share substantially all insurance business they write by reinsuring their combined premiums, losses and expenses to each participating subsidiary in accordance with the quota share participation rate provided in the intercompany agreement. Pooling arrangements allow the participating companies to rely on the capacity of the entire pool’s statutory capital and surplus rather than just on each participating subsidiary’s own statutory capital and surplus.

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
S&P updated its capital adequacy model in 2023. The updated model is not expected to have a material impact on the Company. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company’s claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors.”

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 15, 2024, including the position of each rating in the applicable agency’s rating scale.

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
___________________________________________
(a)The Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northland Casualty Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, St. Paul Fire and Marine Insurance Company, The Travelers Casualty Company, St. Paul Protective Insurance Company, Travelers Constitution State Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., TravCo Personal Insurance Company and United States Fidelity and Guaranty Company. In addition, the following entities are also members of the Travelers Reinsurance Pool but have a 0% share of the pool: Northfield Insurance Company, American Equity Specialty Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Surplus Lines Insurance Company and Travelers Specialty Insurance Company.
(b)The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 15, 2024.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
Rating Agency Actions
The following rating agency actions were taken with respect to the Company from February 16, 2023, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022, through February 15, 2024:
•On July 20, 2023, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.
•On December 15, 2023, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company manages the investment duration relative to its liability duration. In 2023, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments decreased, primarily driven by the impact of lower interest rates, as well as the composition of the investment portfolio. In 2023, the estimated effective duration of the Company’s net insurance liabilities decreased, primarily reflecting the impact of the mix of net insurance liabilities, partially offset by lower interest rates. At December 31, 2023, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments was greater than the estimated effective duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.
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

REGULATION
U.S. State and Federal Regulation
The Company’s domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands and are subject to regulation in both the various states and jurisdictions in which the subsidiaries are legally domiciled and in which the subsidiaries transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory, and administrative authority to a department of insurance or finance in each state and jurisdiction. The regulation, supervision, and administration relate, among other things, to standards of solvency that must be met and maintained, the nature of and limitations on investments, premium rates, restrictions on the type and size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, the licensing of insurers and their agents, approval of policy forms and the regulation of market conduct, including the use of credit and other information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.
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
These changes are evidenced by the incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company’s various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer’s executive management to evaluate the insurer’s business strategies, approach to enterprise risk management and corporate governance from both a groupwide and legal-entity perspective.
While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the groupwide supervisor (i.e., lead regulator) for the insurance holding company system based upon certain criteria, including the jurisdiction of domicile of the insurance subsidiaries holding the majority of the insurance group’s premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as the Company’s lead regulator and coordinates supervisory colleges for the Company. Additionally, the NAIC adopted changes to its Model Holding Company Act to require certain insurance groups to file a Group Capital Calculation to allow the groupwide supervisor (lead state) to evaluate the risks and available capital on a groupwide basis in addition to the risk-based capital requirements currently imposed on a legal-entity basis. The State of Connecticut amended its holding company act to incorporate the changes made to the NAIC Model Holding Company Act and required insurers, including the Company, to file a Group Capital Calculation beginning in 2023. These changes could result in an increase in the amount of capital the Company’s insurance subsidiaries are required to have and could subject the Company to increased regulation.
Insurance Regulation Concerning Dividends from Insurance Subsidiaries. The Company’s principal domestic insurance subsidiaries are domiciled in the State of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary’s statutory capital and surplus as of the preceding December 31st, or the insurance subsidiary’s net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with the statutory accounting practices prescribed or permitted by the State of Connecticut Insurance Department. This declaration or payment is further limited by the amount of adjusted unassigned surplus held by the insurance subsidiaries, as determined in accordance with statutory accounting practices.
The insurance holding company laws of states in which the Company’s other domestic insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. These insurance subsidiaries, as well as the insurance subsidiaries domiciled in Connecticut, may also be subject to similar dividends limitations imposed by states in which those subsidiaries are considered commercially domiciled as a result of the amount of business written in those states.
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
Regulatory and Legislative Responses to Catastrophes. States from time to time have passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets involving catastrophe-prone areas. Participation in residual market mechanisms has resulted in, and may in the future result in, significant losses or assessments to insurers, including the Company, and, in certain states, those losses or assessments may not be commensurate with the Company’s direct catastrophe exposure in those states. If the Company’s competitors leave states that have residual market mechanisms, the remaining insurers, including the Company, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there have been, and may in the future be, legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, seek to prevent the application of deductibles included in the policies, or seek to limit the exercise of certain rights available to insurers under the policies. Also, the Company’s ability to adjust policy language or terms, including deductible levels, or to increase pricing to the extent necessary to offset rising claim costs related to catastrophes requires approval of insurance regulatory authorities in certain states. The Company’s ability or its willingness to manage its catastrophe exposure by raising prices, modifying policy terms, or reducing exposure to certain geographies may be limited due to considerations of public policy, an evolving political environment, and/or changes in general economic conditions. Furthermore, the reduction or elimination of the National Flood Insurance Program could result in an increase in the Company’s exposure to flood risk if insurers become required to cover flood risk under certain types of policies.

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
The Company’s domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation, automobile insurance, property damage due to wind (windpools) in states prone to property damage from hurricanes and Fair Access to Insurance Requirements (FAIR) plans, as well as automobile assigned risk plans the results of which are not pooled with other carriers, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.
Other assessments include charges mandated by statute or regulatory authority that are related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers’ Compensation Reinsurance Pool, various workers’ compensation related funds (e.g., the Florida Special Disability Trust), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., the National Workers’ Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as part of “General and Administrative Expenses,” such as the Florida Special Disability Trust. For additional information concerning assessments for guaranty funds and second-injury funds as well as other mandatory assigned risk and reinsurance agreements including state-funding mechanisms, see “Item 1A—Risk Factors.”
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
Based on preliminary 2023 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, in both 2023 and 2022, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.
Management does not anticipate regulatory action as a result of the 2023 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.
Risk-Based Capital (RBC) Requirements. The NAIC has an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2023 and 2022 significantly above the level at which any RBC regulatory action would occur.
While there is currently no group regulatory capital requirement in place for insurers in the United States, state insurance regulators, including the State of Connecticut Insurance Department, use the NAIC Group Capital Calculation (GCC) to provide additional analytical information on a combined basis to the lead state in assessing group risks and capital adequacy to complement the holding company analysis performed by the lead state. The GCC utilizes an aggregation of the available capital/financial resources and the required regulatory capital of a group’s subsidiaries, using the NAIC RBC requirements to identify available and required capital for the group’s U.S. insurance subsidiaries and the local jurisdictional capital requirements for insurance subsidiaries outside of the U.S. The GCC differs from the RBC in that it does not produce a ratio that is subject to a minimum value or result in an identified action level. Instead, the GCC is used in conjunction with other regulatory tools to assist in the lead regulator’s group-wide supervision and evaluation of the adequacy of a group’s capital position.
The amount of policyholders’ surplus held by the Company’s U.S. insurance subsidiaries at December 31, 2023, exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a legal entity basis and the level that would indicate the need for additional analysis when evaluated on a combined basis at that date.
The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality, and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate, and certain other investments, subject to specified limits and certain other qualifications, depending on the type of investment. At December 31, 2023 and 2022, the Company was in compliance with these laws and regulations.
Federal Regulation. As mentioned above, the Dodd-Frank Act established a Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, but it has in the past recommended an expanded federal role in some circumstances. The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of non-bank financial services holding companies, including holding companies with insurance company subsidiaries, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as “systemically important financial institutions” (SIFI) or own a bank or thrift. The Company, based upon the FSOC’s rules and interpretive guidance, has not been designated as a SIFI and is not subject to regulation by the Federal Reserve. Nonetheless, it is possible that FSOC may change its rules, interpretations, or application thereof in the future and conclude that the Company is a SIFI. If the Company were designated as a SIFI, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company’s capital, liquidity and leverage as well as its business and investment conduct. The Dodd-Frank Act also authorizes assessments to pay for the resolution of SIFIs that have become insolvent. The Company (as a financial company with more than $50 billion in assets) could be assessed, and although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material and are not currently estimable. As a result of the foregoing, the Dodd-Frank Act, including any changes thereto or additional related regulations, or other additional federal regulation that is adopted in the future, could impose additional burdens on the Company, including impacting the ways in which the Company conducts its business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other competitors that may not be subject to the same level of regulation.
International Regulation
The Company’s insurance subsidiaries based in Canada, and the Canadian branch of one of the Company’s U.S. insurance subsidiaries, are regulated for solvency and risk management purposes by the Office of the Superintendent of Financial Institutions (OSFI) under the provisions of the Insurance Companies Act (Canada). These Canadian subsidiaries and the Canadian branch are also subject to Canadian provincial and territorial insurance legislation and regulation, primarily governing market conduct, including pricing, underwriting, coverage, and claim conduct, in varying degrees by province/territory and by product line.
The Company’s insurance subsidiaries based in the United Kingdom (U.K.) are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). As it relates to insurance companies, the PRA’s primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA is focused on protecting consumers, enhancing market integrity and promoting competition in the interests of consumers. One of the Company’s U.K. insurance subsidiaries is also authorized in the U.S. as a surplus lines insurer subject to U.S. state regulation applicable to such insurers.
The Company’s managing agency (Travelers Syndicate Management Limited) (TSML) of its Lloyd’s syndicate (Syndicate 5000 at Lloyd’s) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd’s. Travelers Syndicate 5000 is able to write, or reinsure, business in respect of over 200 countries and territories throughout the world by virtue of Lloyd’s international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd’s, are subject to the laws and insurance regulations of that jurisdiction.
Travelers is conducting its insurance operations in the Republic of Ireland and across the EU through an insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland. Since January 1, 2019, the Company has used a Lloyd’s insurance subsidiary in Brussels, Belgium (Lloyd’s Brussels) to cover its Lloyd’s customers’ risks in the EU. Lloyd’s Brussels is regulated by the National Bank of Belgium.
During 2023, the Company’s operations in the Republic of Ireland were also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination, and data security and privacy. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. Parent is not already subject to regulations deemed “equivalent” to Solvency II. Currently, as a result of the Covered Agreements described below, the state regulatory system governing U.S. insurers is deemed “equivalent” for purposes of Solvency II.
The applicability of the EU requirements to the Company’s business in the U.K. will change as a result of the U.K.’s exit from the EU. The PRA is currently consulting on proposed changes to Solvency II and its goal is to establish a new regulatory framework for insurers in the U.K., to be referred to as Solvency UK.
Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2023.
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
Covered Agreements
The U.S. Department of the Treasury and the Office of the U.S. Trade Representative have signed covered agreements (the Covered Agreements) regarding prudential (solvency) insurance and reinsurance measures with both the EU and the U.K. The Covered Agreements include three areas of prudential insurance supervision: reinsurance contracts, group supervision, and the exchange of information between U.S. and U.K. regulators and between U.S. and EU regulators on insurers and reinsurers that operate in the U.S., U.K., and EU markets. The Covered Agreement with the EU went into effect in April 2018, while the Covered Agreement with the U.K. took full effect upon the U.K.’s exit from the EU on January 31, 2020. The Covered Agreements are intended to promote cooperation between U.S. insurance regulators and EU and U.K. insurance regulators and to limit the ability of the EU and the U.K. to apply solvency and group capital requirements to the worldwide operations of any U.S. insurer operating in the EU or the U.K. It is possible that individual members of the EU could differ in how they adopt or apply the terms of the Covered Agreement, resulting in greater regulation and higher capital standards as well as inconsistent regulatory requirements among the jurisdictions in which the Company does business. While it is not yet known how or if these actions will impact the Company, such regulation could result in increased costs of compliance, increased disclosure, and less flexibility in capital management, and could adversely impact the Company’s results of operations and limit its growth.

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
As described above, one of TRV’s insurance subsidiaries and its operations at Lloyd’s are domiciled in the U.K. and one of its insurance subsidiaries is domiciled in the Republic of Ireland. Insurers in the U.K. and the Republic of Ireland are subject to change of control restrictions, including approval of the PRA and FCA and of the Central Bank of Ireland, respectively. TRV’s insurance subsidiaries domiciled in, or authorized to conduct insurance business in, Canada are also subject to regulatory change of control restrictions, including approval of OSFI. TRV’s Brazilian joint venture is subject to regulatory change of control and other share transfer restrictions, including approval of the Superintendência de Seguros Privados (SUSEP).
These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV’s shareholders.
Insurance Intermediaries
The Company has domestic and international subsidiaries which act as insurance intermediaries, i.e., agents, brokers, and managing general underwriters. These entities are regulated by state, provincial, and international regulatory and self-regulatory bodies focused on market conduct and other matters.
Regulatory Developments
The state insurance regulatory framework has been under continuing scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually re-examine existing laws and regulations, specifically focusing on modifications to holding company statutes, regulations, interpretations of existing laws, and the development of new laws and regulations.
As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment, or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system, and to provide a group-wide perspective on risks and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, the U.K., Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, the Company’s states of domicile or other regulatory bodies may require changes in its ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting the Company’s ability to write certain risks, limit its risk appetite, or reduce its capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

For additional information concerning regulations applicable to the Company, including cyber regulations, see “Item 1A—Risk Factors—Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” and “Item 1A—Risk Factors—If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.”

ENTERPRISE RISK MANAGEMENT
The Company’s Enterprise Risk Management (ERM) activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage these risks. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company’s results of operations, financial position and/or liquidity. This requires an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company’s operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company’s stakeholders. ERM also includes an evaluation of the Company’s risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors. ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company’s long-term financial strategies and objectives.
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
Human Capital Management
At December 31, 2023, the Company had approximately 33,300 employees, 99% of whom are full-time employees. Over 90% of the Company’s employees are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2023:

Location	% of Total
Domestic:
Connecticut	22.1%
New York	6.8
Minnesota	6.7
Texas	6.6
California	5.2
Florida	4.1
Massachusetts	3.5
Georgia	3.4
Illinois	3.0
All other domestic (1)	28.7
Total Domestic	90.1

International:
Canada	5.3
United Kingdom	4.4
All other international	0.2
Total International	9.9
Consolidated total	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2023.
The average employee tenure at the Company is 12 years, and over 20 years for the Company’s approximately 700 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 10%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.
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
Learning and Development
The Company offers various learning and development opportunities to provide its employees with the skills and capabilities they need to be successful. The Company’s enterprise-wide leadership framework outlines the skills and behaviors expected of our leaders. It supports the sustainability of the culture established at Travelers and serves as the underpinning for our leadership training. The Company also offers additional foundational workshops centered on leadership: Coaching for Performance Excellence and Leading World Class Teams.
In addition, the Company offers career mentorship and development programs for both entry-level and experienced professionals. For example, the Company’s Development Programs provide employees with an opportunity to progress through a steady career path in a specific discipline such as Actuarial, Business Insights & Analytics, Data Science, Finance, Human Resources, Engineering (Technology), Operations, Underwriting, Investments or Product Management. Participants complete assignments and rotations designed to help them build upon their strategic thinking skills and business acumen, provide the foundational knowledge and technical skills necessary for success and include on-the-job training, classroom instruction, self-study materials and independent work in an assigned business area. These programs have been a part of the Company’s talent strategy for many years.
Diversity and Inclusion
The Company believes that its diversity and inclusion efforts are important to its success. The Chief Diversity Officer leads the Company’s diversity and inclusion efforts. The Company also has a Diversity Council that is chaired by the Chairman and Chief Executive Officer and is composed of the most senior members of the Company’s leadership team.
The Company also has 10 Diversity Networks – voluntary groups led by employees, dedicated to fostering a diverse and inclusive work environment. The networks, which are open to all employees, help foster the retention, development and success of the Company’s employees through networking, mentorship and community volunteer opportunities. In addition, these groups are a resource for the Company’s business leaders, providing them with important insights and perspectives. More than 13,000 employees – nearly 40% of the Company’s employee population – are members of one or more of the Company’s Diversity Networks.
The Company also continues to enhance its diverse talent pipeline. The Company has established deliberate recruiting, retention and development practices that are tailored to deepen diverse talent pools and broaden advancement opportunities. These practices include matching upcoming leaders with mentors within the organization and offering workshops to advance their careers within the Company. The Company also uses various talent acquisition strategies, including sourcing strategies and initiatives and partnerships with college diversity groups and other organizations, to help create a pipeline of diverse candidates.
The Company has made significant progress over the past decade in increasing its diverse talent. In each of the last 10 years, the Company has increased the percentage of people of color (as defined by the U.S. Equal Employment Opportunity Commission’s EEO-1 race and ethnicity categories for the U.S.) in its U.S. workforce. As of December 31, 2023, women and people of color represented approximately 54% and 27% of its U.S. workforce, respectively. The Company continues to make progress in promoting women and people of color. In each of the last 10 years, the Company has increased the percentage of women and people of color in U.S. management-level positions.
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
The Company’s minimum hourly wage in the United States is $18. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2023, excluding the Company’s Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was nearly $110,000, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised over 90% of its U.S. workforce, was more than $115,000.
The Company takes a holistic approach with respect to the physical, mental and financial well-being of its employees. The Company offers comprehensive, flexible benefit options for its employees. In the United States, these include, among others:
Health and Wellness
•Medical, dental, vision and prescription drug coverage;
•Health savings and flexible spending accounts;
•The myWellness platform, a mobile-friendly, easy-to-use application, which allows employees to track activity levels, improve sleep, take self-guided courses and much more;
•Round-the-clock access to the Company’s employee assistance program, which provides employees access to professional counseling services, life coaching and support resources;
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
Savings and Retirement
•A 401(k) Savings Plan, through which the Company matches employee contributions dollar-for-dollar up to 5% of eligible pay, with a maximum annual Company match of $7,500;
•The Paying It Forward Savings Program, through which the Company supports employees with student loans by making an annual contribution in the employee’s 401(k) account equal to the annual student loan payments. The combined maximum of the 401(k) match and the Paying It Forward savings contribution is 5% of eligible pay, up to a maximum of $7,500;
•A Pension Plan that provides annual pay credits from 2% to 6% of eligible pay based on age and years of service, plus quarterly interest credits;
•Financial education program, free one on one guidance sessions, on-demand financial webinars and workshops; and
•Investment advisory service that provides day-to-day management of employees 401(k) account.

Other
•Life insurance;
•Short- and long-term disability coverages;
•Paid time-off, starting at 20 days per year, up to a maximum of 30 days per year based on years of service, plus the ability to purchase up to six additional days per year;
•Eight company holidays plus two floating holidays;
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
Company Website, Social Media and Availability of SEC Filings
The Company’s internet website is travelers.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website and under the “Investors” heading, click on “Financial Information” then “SEC Filings.”
The Company may use its website and/or social media outlets, such as Facebook and X, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at investor.travelers.com, its Facebook page at facebook.com/travelers and its X account (@Travelers) at twitter.com/travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “Email Notifications” under the “Investor Toolkit” section at investor.travelers.com.

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

Catastrophe
A severe loss designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical and radiological events, cyber events, civil unrest, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. For 2023, the threshold ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

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
Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Commercial multi-peril policies	Refers to policies which cover both property and third-party liability exposures.

Commutation agreement	An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed-upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Core income (loss)	Consolidated net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations, the effect of a change in tax laws and tax rates at enactment date, and cumulative effect of changes in accounting principles when applicable. Financial statement users consider core income when analyzing the results and trends of insurance companies.

Debt-to-total capital ratio	The ratio of debt to total capitalization.

Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	The ratio of debt to total capitalization excluding the after-tax impact of net unrealized investment gains and losses included in shareholders’ equity.

Deductible	The amount of loss that an insured retains.

Deferred acquisition costs (DAC)	Incremental direct costs of acquired and renewal insurance contracts, consisting of commissions (other than contingent commissions) and premium-related taxes that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Deficiency	With regard to reserves for a given liability, a deficiency exists when it is estimated or determined that the reserves are insufficient to pay the ultimate settlement value of the related liabilities. Where the deficiency is the result of an estimate, the estimated amount of deficiency (or even the finding of whether or not a deficiency exists) may change as new information becomes available.

Demand surge	Significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services, commonly as a result of a large catastrophe resulting in significant widespread property damage.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Earned premiums or premiums earned	That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both SAP and GAAP.

Excess and surplus lines insurance	Insurance for risks not covered by standard insurance due to the unique nature of the risk. Risks could be placed in excess and surplus lines markets due to any number of characteristics, such as loss experience, unique or unusual exposures, or insufficient experience in business. Excess and surplus lines are less regulated by the states, allowing greater flexibility to design specific insurance coverage and negotiate pricing based on the risks to be secured.

Excess liability	Additional casualty coverage above a layer of insurance exposures.

Excess-of-loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or “retention.”

Exposure	The measure of risk used in the pricing of an insurance product. The change in exposure is the amount of change in premium on policies that renew attributable to the change in portfolio risk.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fair Access to Insurance Requirements (FAIR) Plan	A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see “residual market (involuntary business).”

Fidelity and surety programs	Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured.

Gross written premiums	The direct and assumed contractually determined amounts charged to the policyholders for the effective period of the contract based on the terms and conditions of the insurance contract.

Ground-up analysis	A method to estimate ultimate claim costs for a given cohort of claims such as an accident year/product line component. It involves analyzing the exposure and claim activity at an individual insured level and then through the use of deterministic or stochastic scenarios and/or simulations, estimating the ultimate losses for those insureds. The total losses for the cohort are then the sum of the losses for each individual insured.

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

Item 1A. RISK FACTORS
You should carefully consider the following risks and all of the other information set forth in this report, including without limitation our consolidated financial statements and the notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.
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
The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and the average size of, a home and higher inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in the frequency and/or intensity of hurricanes, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.”
All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are based on significant assumptions and judgments and are subject to error and mis-estimation. As a result, our estimated exposures could be materially different than our actual results. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.” In addition, for newer and rapidly evolving products, such as cyber insurance, the lack of historical loss experience increases the level of uncertainty related to the product, and as a result, the inherent potential for unexpected material economic loss.
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
States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as by restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Residual markets have resulted in, and may in the future result in, significant losses or assessments to insurers, including us. In addition, legislative, regulatory and legal actions have sought to expand insurance coverage for catastrophe claims beyond the original intent of the policies, prevent the application of deductibles or limit other rights of insurers. We may not be able to adjust terms or adequately raise prices to offset the costs of catastrophes. See “Item 1—Business—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.”
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
Exposure to catastrophe losses could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance on a going-forward basis. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see “Item 1—Business—Reinsurance—Catastrophe Reinsurance.” Catastrophic events could also adversely impact the credit of the issuers of securities held in our investment portfolio, such as states or municipalities.
In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations, and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our eligible direct commercial earned premiums for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $3.48 billion for 2024. For a further description of the Terrorism Risk Insurance Program, see note 6 of the notes to the consolidated financial statements.
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
If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves (“loss reserves”) represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables and significant uncertainty. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles, labor shortages, supply chain disruptions, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials, all of which results in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); labor shortages, which can result in companies hiring less experienced workers; higher interest rates, which can result in higher post-judgment interest costs; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate. For example, the ongoing backlog of cases in the courts has resulted in claims being unresolved for longer periods of time, which the Company believes has contributed, and will continue to contribute, to increased loss costs. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.
Inflation in recent periods has significantly increased our loss costs in our personal and commercial businesses. Inflation higher than at the levels that the Company anticipates could continue to negatively impact our loss costs in future periods. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability and workers’ compensation, as they require a relatively long period of time to finalize and settle claims for a given accident year or require payouts over a long period of time. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our claims and claim adjustment expense reserves. Recent changes in the inflationary environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.
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
Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of claims and claim adjustment expenses is likely to change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position. For a discussion of loss reserves by product line, including examples of common factors that can affect reserves, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves.”
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
It is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the “Asbestos Claims and Litigation,” “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” sections of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 3—Legal Proceedings.”
We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. We face potential exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances, such as perfluoroalkyl and polyfluoroalkyl substances (PFAS), talc, opioids and lead. Establishing loss reserves for mass tort claims is subject to significant uncertainties because of many factors, including adverse changes to the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); evolving judicial interpretations, including application of various theories of joint and several liabilities; disputes concerning medical causation with respect to certain diseases; geographical concentration of the lawsuits asserting the claims; and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Because of the uncertainties set forth above, additional liabilities may arise for amounts significantly in excess of the current loss reserves. In addition, our estimate of loss reserves may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.
The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations and/or our financial position. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage are likely to emerge. These issues may adversely affect our business, including by extending coverage beyond our underwriting intent, by increasing the number, size or types of claims or by mandating changes to our underwriting practices. Examples of such claims and coverage issues include, but are not limited to:
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
•claims related to vaccine mandates;
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
•claims relating to changing climate conditions, including claims alleging that our policyholders cause or contribute to changing climate conditions; and
•bankruptcies of policyholders, which can lead to inflated numbers and values of claims.
In some instances, emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.
In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have a material and adverse effect on our results of operations and/or our financial position. For example, over the past few years, a number of states have enacted legislation allowing victims of sexual molestation to file or proceed with claims that otherwise would have been time-barred and additional states are considering similar legislative changes.
The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially and adversely affect our results of operations and/or our financial position.
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
Several of the risk factors discussed above and below identify risks that could result from, or be exacerbated by, financial market disruption, an economic slowdown or economic uncertainty. These include risks discussed above related to our estimates of claims and claim adjustment expense reserves and emerging claim and coverage issues, and those discussed below related to our investment portfolio, the competitive environment, reinsurance arrangements, other credit exposures, regulatory developments and the impact of rating agency actions. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly the “Outlook” section, for additional information about these risks and the potential impact on our business.
Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2023. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.

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
We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships, as well as strategic investments in private and/or public companies. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic and market conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.
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
We have in the past, and may in the future, depending on changes in circumstances, such as economic and market conditions and relative asset valuations, make changes to the mix of investments in our investment portfolio as part of our ongoing efforts to seek appropriate risk-adjusted returns. These changes may impact the duration, volatility and risk of our investment portfolio.
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
Included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for loss reserves, as we retain the contingent liability to the claimant. Some of the life insurance companies from which we have purchased annuities have been downgraded to below investment grade credit ratings subsequent to the time of the purchase. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments. For a discussion of the top five providers of our reinsurance and structured settlements, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables.”
The availability of reinsurance capacity, as well as its cost and terms, can be impacted, and in recent periods have been impacted, by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends. The availability, cost and terms of reinsurance could affect our business volume and profitability. In addition, the Covered Agreements between the U.S. and each of the EU and U.K. eliminate the requirement for European and U.K. reinsurers operating in the U.S. to provide collateral, which could make it more difficult for U.S. companies, including us, to obtain collateral from European and U.K. reinsurers.
Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or terms, or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations could be materially and adversely affected.
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
A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs. Claims-paying and financial strength ratings are important to an insurer’s competitive position. A downgrade in one or more of our ratings could negatively impact our business volumes or make it more difficult or costly for us to access the capital markets or borrow money. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. See also “Item 1—Business—Ratings.”
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
Other technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning that collects and analyzes a wide variety of data points (so-called “big data” analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use or deploy artificial intelligence to create efficiencies in ways that we do not. In addition, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and are becoming an increasingly important competitive factor.
Competitive dynamics may impact the success of efforts to improve our underwriting margins on our insurance products. These efforts could include seeking improved rates or improved terms and conditions, and could also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower business volumes. In addition, if our underwriting is not effective, further efforts to increase rates could also lead to “adverse selection”, whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”
Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” start-up companies, some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business or distribution models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride, car or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See “Competition” sections of the discussion on business segments in “Item 1—Business.”
Technological change can impact us in other ways as well. For example, rapid changes in the sophistication and use of certain types of cyber-attacks, such as ransomware and social engineering attacks, on our insureds have increased the frequency and severity of losses under our policies. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. In addition, new technology, such as artificial intelligence, could create unforeseen exposures or coverage issues under the policies we write and aggravate claims fraud and cybercrime.
There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology, claims and artificial intelligence. This competition has increased in recent periods and, with the increase in remote work, is taking place on a broader geographic scale. In addition, the competition for talent and the difficulty in attracting and retaining employees has also increased due to the retirement of members of the “baby boomer” generation. This dynamic has also impacted our agents, brokers, regulators, vendors and other business partners. If we and our business partners are not able to successfully attract, train, retain and motivate our respective employees, our business, financial results and reputation could be materially and adversely affected.
Disruptions to our relationships with our independent agents and brokers or our inability to manage effectively a changing distribution landscape could adversely affect us. We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries, including the agency affiliate of GEICO, with whom we have had a distribution arrangement for homeowners’ business since 1995. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Agents and brokers may increasingly compete with us to the extent that markets increasingly provide them with direct access to providers of capital seeking exposure to insurance risk or if they become affiliated with carriers that compete with us. In all of the foregoing situations, loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.
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
•Acquisitions may not be successfully integrated, resulting in substantial disruption, costs or delays and adversely affecting our ability to compete, may not result in the benefits anticipated by us, and may also result in unforeseen liabilities or impact our credit ratings; and
•The conversion of policyholders to a new product could negatively impact retention and profit margins.
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
If we fail to appropriately price the risks we insure or fail to change our pricing models to appropriately reflect our experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, for example due to inflation, changing climate conditions, legislative or regulatory changes, changes in behavior such as distracted or faster driving or a more aggressive tort environment, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling.”
We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil and Colombia through joint ventures, and throughout other parts of the world, including as a corporate member of Lloyd’s and through our quota share agreement with Fidelis. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability and geopolitical tensions have at times resulted, and may in the future result, in inflation, reduced growth, supply chain and financial market disruption or an economic downturn in such regions. For certain businesses, we give third parties binding authority to write business on our behalf, and in the case of Fidelis, we assume a percentage of its business under a reinsurance agreement, which exposes us to additional risks, including with respect to certain products, risks and geographies we do not normally cover.
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
Future pandemics (including new variants of COVID-19), could materially affect our results of operations, financial position and/or liquidity. COVID-19 presented, and any future pandemics (including new variants of COVID-19) could present, the following risks, among others: inflation; supply chain disruption; labor shortages; backlogs in the court system (which increase the time and costs to resolve claims); legal and regulatory demands for rate refunds; behavioral changes can result in the increased frequency and severity of claims, such as driving at faster speeds; medical conditions such as “long-COVID” and other claims in our workers compensation line; litigation seeking business interruption coverage; reduced earned premiums; higher claim and claim adjustment expenses in certain lines of business; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Technology and Intellectual Property Risks
Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital and seek to incorporate artificial intelligence, and certain of our products, such as cyber insurance, are more technology-based. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. Attracting and retaining technology personnel has also become significantly more challenging in recent periods. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.
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
While we have experienced cyber-attacks, to date, we are not aware that we have experienced a material cyber-security breach. The sophistication of these threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. In addition, new technology that could result in greater operational efficiency, including artificial intelligence, may further expose our computer systems to the risk of cyber-attacks. Also, our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations.
We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated or experience financial difficulties, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data and cyber security, service disruptions or the effectiveness of our control system. These risks could increase as additional functions move to the cloud and as dependencies and interconnections with the third parties with whom we do business increase.
The increased risks identified above could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to significant legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing the intellectual property of others. Our success depends in part upon our ability to protect our proprietary trademarks, technology and other intellectual property. See “Item 1—Business—Other Information—Intellectual Property.” We may not, however, be able to protect our intellectual property from unauthorized use and disclosure by others. Further, the intellectual property laws may not prevent our competitors from independently developing trademarks, products and services that are similar to ours. We may incur significant costs in our efforts to protect and enforce our intellectual property, including the initiation of expensive and protracted litigation, and we may not prevail. Any inability to enforce our intellectual property rights could have a material adverse effect on our business and our ability to compete.
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
Regulatory and Compliance Risks
Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth. These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all 50 states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies or an increase in amounts paid by guaranty funds could result in additional assessments levied against us.
These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or, as has happened recently in certain states, reject or delay rate increases or other changes to terms and conditions due to the economic environment or other factors and/or expand FAIR plans or similar residual market mechanisms. The adverse impacts of these types of actions have caused some insurance companies to withdraw from certain states, resulting in market dislocations for those insurance companies that remain. These market dislocations make it harder for the remaining companies to maintain their market presence and manage their exposures and profitability. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers’ compensation insurance could impact the demand for our products, and the legalization of cannabis in certain states has, according to some studies, resulted in more automobile accidents. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers’ compensation insurance, could also significantly harm the insurance industry, including us. State, federal and international regulators are also increasingly focused on imposing new reporting and other requirements, which in some cases can be conflicting, on a multitude of topics. Changes in applicable legislation and regulations and future court and regulatory decisions may be more restrictive and may result in lower revenues, higher costs of compliance and higher risk of non-compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”
We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective. Our business is highly dependent on our ability to engage on a real-time basis in a large number of insurance underwriting, claim processing, treasury and investment activities, many of which are highly complex and constantly evolving, including from a systems perspective. These activities, particularly when new technologies such as artificial intelligence are incorporated, often require internal governance, guidelines and policies, and are subject to legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls, or the controls of our joint ventures or recently acquired businesses, are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings or damage to our reputation.

Item 1B.    UNRESOLVED STAFF COMMENTS
NONE.

Item 1C.    CYBERSECURITY
Risk management and strategy
The Company has implemented technologies and tools to evaluate its cybersecurity protections and maintain a cyber risk management strategy related to its technology infrastructure that includes monitoring emerging cybersecurity threats and assessing appropriate responsive measures.
Risk Identification
The Company’s Chief Information Security Officer (“CISO”) and Cybersecurity team are actively engaged within the cybersecurity community in order to monitor emerging trends and developments and share best practices for identifying and mitigating cyber threats. For example, the Company participates in threat intelligence information-sharing networks, such as the Financial Services Information Sharing and Analysis Center (FS-ISAC). The Company also tracks industry and government intelligence sources for information about evolving cyber threats and deploys updates to its systems, as appropriate. The Company’s Cybersecurity team monitors and investigates suspicious events.
Risk Assessment
The Company performs an annual cybersecurity risk and control assessment as part of the Enterprise Risk Management team’s risk assessment processes. The CISO and the Company’s Chief Technology and Operations Officer review and approve the cybersecurity assessment. In addition, as part of their regular responsibilities, the Company’s Governance, Risk and Compliance officers within its Technology and Cybersecurity groups assess technology and cybersecurity risks by leveraging the Company’s risk framework related to technology and cybersecurity, which aligns with the Company’s enterprise risk management strategy.
On an annual basis, under the direction of the Company’s Chief Risk Officer, the Company’s Technology, Cybersecurity and Business Resiliency groups also participate in the enterprise-wide Own Risk and Solvency Assessment (“ORSA”), which outlines identified risks and describes the controls in place across the Company to address those risks. The ORSA is reviewed with the Company’s lead regulator, the State of Connecticut Department of Insurance, which in turn performs periodic financial examinations, including a technology control assessment.
In addition, the Company regularly self-assesses against its internal policies, using its internal risk assessment process and a variety of frameworks, such as the New York Department of Financial Services Cybersecurity Requirements for Financial Services Companies, the Insurance Data Security Model Law as adopted and modified by various states and the Payment Card Industry Data Security Standard.

As the workforce, the work environment and the threat landscape continue to evolve, the Company seeks to evaluate related risks and implement appropriate controls.
Risk Management
The Company maintains cybersecurity policies and standards which align with the International Organization for Standardization (ISO) 27001 standard and the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Company’s cybersecurity policies and standards have been developed in collaboration with groups across the enterprise, such as Legal, Compliance and each of its business segments. The Company’s policies include, for example, Information and System Use policies for employee and non-employee system users. These policies reinforce the data privacy and protection sections of the Company’s Code of Business Conduct and Ethics.
The Company uses technologies and tools, as appropriate, to enhance cybersecurity, such as multifactor authentication, encryption, firewalls, intrusion detection and prevention systems, endpoint detection and response, vulnerability scanning, penetration testing, patch management and identity and access management systems. These systems are designed, implemented and maintained with the goal of identifying, assessing and managing cybersecurity risks. In addition to its internal cybersecurity team, the Company uses internal and external auditors and, as appropriate, third-party consultants, service providers and assessors to review and test its processes.
To help manage risk from potential cybersecurity threats, as part of the annual Code of Business Conduct and Ethics training, all Company employees receive data protection and privacy training, which focuses on the need to appropriately protect and secure confidential Company information. Additionally, the Company provides annual security awareness training that covers a broad range of security topics. The Company also provides regular targeted training on topics such as phishing and secure application development, among others. In addition to online training, employees are provided with cybersecurity related information through a number of different methods, including event-triggered awareness campaigns, recognition programs, security presentations, intranet articles, videos, system-generated communications, email publications and various simulation exercises.
The Company has a Security Incident Response Framework in place. The framework is a set of coordinated procedures and tasks that the Company’s Incident Response team, under the direction of the CISO, executes with the goal of ensuring timely and effective resolution of cybersecurity incidents. To maintain the robustness of the framework, from time-to-time the Company conducts cybersecurity tabletop testing exercises.
As part of the Company’s supplier risk management program, using a risk-based approach, the Cybersecurity team conducts formal risk assessments with respect to certain of the Company’s third-party service providers. The assessment process addresses aspects of the service providers’ data security controls and policies. The team also conducts reassessments of its third-party risk assessments, the frequency of which is determined based on a risk assessment and rating process. Where appropriate, the Company seeks to incorporate contractual language with third-party service providers that includes clear terms involving the collection, use, sharing and retention of user data, as well as compliance with appropriate security terms.
To date, the Company does not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations, or financial condition. As discussed more fully under “Item 1A—Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. No matter how well designed or implemented the Company’s cybersecurity controls are, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See “Item 1A—Risk Factors—If we experience difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.”
Governance
The Risk Committee of the Board, consistent with its charter, reviews and discusses with management the strategies, processes and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The CISO typically provides quarterly updates regarding cybersecurity and cyber risk to executive management and the Risk Committee of the Company’s Board of Directors.
The CISO leads the Company’s cybersecurity department. The CISO reports to the Chief Technology and Operations Officer and is a member of the Enterprise Risk team and the Company’s Disclosure Committee. The CISO has over 20 years of cybersecurity and information security risk compliance and threat analysis experience. Prior to joining the Company in 2023, the CISO served as Chief Security Officer for a national telecommunications service provider. Under the direction of the CISO, the Company’s Cybersecurity department analyzes cybersecurity and resiliency risks to the Company’s business, considers industry trends and implements controls, as appropriate, to mitigate these risks. This analysis drives the Company’s long- and short-term strategies, which are executed through a collaborative effort within Technology, Cybersecurity and Business Resiliency and are communicated to the Risk Committee of the Board of Directors on a regular basis.

Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 160 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in other areas of Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.
In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Contingencies” in note 17 of the notes to the consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    MINE SAFETY DISCLOSURES
NONE.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about the Company’s executive officers is incorporated by reference from Part III—Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 31,097 as of February 12, 2024. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
For information regarding dividends paid to shareholders in 2023 and 2022 and the declaration and payment of future dividends, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends.”

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2018	2019	2020	2021	2022	2023
The Travelers Companies, Inc.	$100.00	$117.01	$123.27	$140.50	$171.99	$178.75
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
S&P 500 Property & Casualty Insurance Index	100.00	125.87	133.84	157.27	186.95	207.04
________________________________________
(1)The cumulative total return to shareholders is a concept used to compare the performance of a company’s stock over time. Cumulative total return to shareholders is calculated as the net stock price change for the specified time period plus the cumulative amount of dividends (assuming dividend reinvestment on the respective dividend payment dates) divided by the stock price at the beginning of the time period.
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2018.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2023 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA), W.R. Berkley Corporation, Arch Capital Group Limited and The Hartford Financial Services Group, Inc. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through

December 31, 2023, the Company’s cumulative return to shareholders was 437% as compared to 372% for the S&P 500 Index and 336% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2023	Oct. 31, 2023	3,502	$143.00	—	$6,105
Nov. 1, 2023	Nov. 30, 2023	1,404	$52.02	—	$6,105
Dec. 1, 2023	Dec. 31, 2023	351,997	$185.72	351,448	$6,040
Total		356,903	$184.78	351,448	$6,040
___________________________________________
(1)The average price paid per share includes the impact of the 1% federal excise tax imposed on share repurchase activity, net of any shares issued, as part of the Inflation Reduction Act of 2022. During months when the value of shares issued exceeds the fair value of any shares repurchased, the reduction of the excise tax results in a reduction of the overall cost of shares repurchased.
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 19, 2023 and added $5.0 billion of repurchase capacity to the $1.60 billion capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
The Company acquired 5,455 shares for a total cost of approximately $907,000 during the three months ended December 31, 2023 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
For additional information regarding the Company’s share repurchases, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is set forth in “Part III—Item 12” of this Report.
Item 6.    RESERVED

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2023 and 2022, including year-to-year comparisons between 2023 and 2022. Year-to-year comparisons between 2022 and 2021 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

FINANCIAL HIGHLIGHTS
2023 Consolidated Results of Operations
•Net income of $2.99 billion, or $12.93 per share basic and $12.79 per share diluted
•Net earned premiums of $37.76 billion
•Catastrophe losses of $2.99 billion ($2.36 billion after-tax)
•Net favorable prior year reserve development of $143 million ($113 million after-tax)
•Combined ratio of 97.0%
•Net investment income of $2.92 billion ($2.44 billion after-tax)
•Net realized investment losses of $105 million ($81 million after-tax)
•Operating cash flows of $7.71 billion
2023 Consolidated Financial Condition
•Total investments of $88.81 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $125.98 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 24.4% (22.3% excluding net unrealized investment losses, net of tax, included in shareholders’ equity)
•Total capital returned to shareholders of $1.94 billion, comprising $1.03 billion of share repurchases and $915 million of dividends
•Shareholders’ equity of $24.92 billion
•Net unrealized investment losses of $3.97 billion ($3.13 billion after-tax)
•Book value per common share of $109.19
•Holding company liquidity of $1.54 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except ratio and per share amounts)	2023	2022	2021
Revenues
Premiums	$37,761	$33,763	$30,855
Net investment income	2,922	2,562	3,033
Fee income	433	412	402
Net realized investment gains (losses)	(105)	(204)	171
Other revenues	353	351	355
Total revenues	41,364	36,884	34,816
Claims and expenses
Claims and claim adjustment expenses	26,215	22,854	20,298
Amortization of deferred acquisition costs	6,226	5,515	5,043
General and administrative expenses	5,176	4,810	4,677
Interest expense	376	351	340
Total claims and expenses	37,993	33,530	30,358
Income before income taxes	3,371	3,354	4,458
Income tax expense	380	512	796
Net income	$2,991	$2,842	$3,662
Net income per share
Basic	$12.93	$11.91	$14.63
Diluted	$12.79	$11.77	$14.49
Combined ratio
Loss and loss adjustment expense ratio	68.9%	67.1%	65.1%
Underwriting expense ratio	28.1	28.5	29.4
Combined ratio	97.0%	95.6%	94.5%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $12.79 in 2023 increased by 9% over diluted net income per share of $11.77 in 2022. Net income of $2.99 billion in 2023 increased by 5% over net income of $2.84 billion in 2022. The increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) higher net investment income and (iii) lower net realized investment losses, partially offset by (iv) higher catastrophe losses and (v) lower net favorable prior year reserve development. Catastrophe losses in 2023 and 2022 were $2.99 billion and $1.88 billion, respectively. Net favorable prior year reserve development in 2023 and 2022 was $143 million and $649 million, respectively. The higher underlying underwriting margins in 2023 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in 2023 was lower than in 2022, primarily reflecting a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by a $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the increase in income before income taxes.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2023 and 2022, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in 2023 were $37.76 billion, $4.00 billion or 12% higher than in 2022. In Business Insurance, earned premiums in 2023 increased by 12% over 2022. In Bond & Specialty Insurance, earned premiums in 2023 increased by 7% over 2022. In Personal Insurance, earned premiums in 2023 increased by 13% over 2022. Factors contributing to the change in earned premiums in each segment in 2023 as compared with 2022 are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2023	2022	2021
Average investments(1)	$90,941	$87,191	$83,574
Pre-tax net investment income	2,922	2,562	3,033
After-tax net investment income	2,436	$2,170	2,541
Average pre-tax yield(2)	3.2%	2.9%	3.6%
Average after-tax yield(2)	2.7%	2.5%	3.0%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2023 was $2.92 billion, $360 million or 14% higher than in 2022. Net investment income from fixed maturity investments in 2023 was $2.47 billion, $359 million higher than in 2022. The increase primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in 2023 was $241 million, $168 million higher than in 2022. The increase primarily resulted from higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $253 million in 2023, $166 million lower than in 2022, primarily reflecting lower real estate and private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in 2023 was $433 million, $21 million higher than in 2022. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net pre-tax realized investment gains (losses).

(for the year ended December 31, in millions)	2023	2022	2021
Impairment gains (losses):
Fixed maturities	$(3)	$(26)	$(2)
Real estate investments	(9)	(12)	—
Net realized investment gains (losses) on equity securities still held	16	(61)	78
Other net realized investment gains (losses), including from sales	(109)	(105)	95
Total	$(105)	$(204)	$171
Net realized investment gains on equity securities still held of $16 million in 2023 were driven by the impact of changes in fair value attributable to favorable equity markets, partially offset by a net unfavorable change in fair value on an individual security held in the Company’s portfolio. Net realized investment losses on equity securities still held of $61 million in 2022 were driven by the impact of changes in fair value attributable to unfavorable equity markets.
Other net realized investment losses in 2023 included $93 million of net realized investment losses related to fixed maturity investments, $7 million of net realized investment losses related to equity securities sold and $9 million of net realized investment losses related to other investments. Other net realized investment losses in 2022 included $72 million of net realized investment losses related to fixed maturity investments, $8 million of net realized investment losses related to equity securities sold and $25 million of net realized investment losses related to other investments.
Other Revenues
Other revenues in 2023 were $353 million, $2 million higher than 2022. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2023 were $26.22 billion, $3.36 billion or 15% higher than 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) lower net favorable prior year reserve development, (iv) higher losses in the automobile product line in Personal Insurance, (v) losses from a small number of surety accounts in Bond & Specialty Insurance and (vi) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (vii) a lower level of property losses in Business Insurance and (viii) lower losses in the homeowners and other product line in Personal Insurance. Catastrophes in 2023 primarily resulted from numerous severe wind and hail storms in multiple states. Catastrophes in 2022 primarily resulted from a significant winter storm that impacted most of the U.S. and parts of Canada and Hurricanes Ian and Fiona, as well as severe wind and hail storms in several regions of the United States.
Factors contributing to net favorable prior year reserve development during the years ended December 31, 2023, 2022 and 2021 are discussed in more detail in note 8 of the notes to the consolidated financial statements.
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
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is exceeded and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2023 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2023, 2022 and 2021, the amount of net unfavorable (favorable) prior year reserve development recognized in 2023 and 2022 for catastrophes that occurred in 2022 and 2021, and the estimate of ultimate losses for those catastrophes at December 31, 2023, 2022 and 2021. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2023	2022	2021	2023	2022	2021
2021
PCS Serial Number:
15 — Winter storm	(14)	(13)	228	201	215	228
17 — Winter storm	(39)	(25)	508	444	483	508
29 — Severe wind storms	(2)	(12)	105	91	93	105
60 — Hurricane Ida	26	(81)	417	362	336	417
76 — Tornado outbreak	(8)	(18)	131	105	113	131
2022
PCS Serial Number:
33 — Severe wind and hail storms	1	137	n/a	138	137	n/a
35 — Severe wind and hail storms	—	184	n/a	184	184	n/a
43 — Severe wind and hail storms	(6)	122	n/a	116	122	n/a
61 — Hurricane Ian	(76)	227	n/a	151	227	n/a
73 — Winter storm	158	512	n/a	670	512	n/a
2023
PCS Serial Number:
25 — Severe wind and hail storms	153	n/a	n/a	153	n/a	n/a
32 — Severe wind and hail storms	140	n/a	n/a	140	n/a	n/a
33 — Severe wind and hail storms	199	n/a	n/a	199	n/a	n/a
35 — Severe wind and hail storms	140	n/a	n/a	140	n/a	n/a
38 — Severe wind and hail storms	110	n/a	n/a	110	n/a	n/a
42 — Severe wind and hail storms	133	n/a	n/a	133	n/a	n/a
48 — Severe wind and hail storms	150	n/a	n/a	150	n/a	n/a
49 — Severe wind and hail storms	133	n/a	n/a	133	n/a	n/a
51 — Severe wind and hail storms	265	n/a	n/a	265	n/a	n/a
63 — Severe wind and hail storms	125	n/a	n/a	125	n/a	n/a
75 — Severe wind and hail storms	190	n/a	n/a	190	n/a	n/a
___________________________________________
n/a: not applicable.
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company’s 2022 and 2021 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties. Those treaties covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022 and the period January 1, 2021 through and including December 31, 2021. As a result, the benefit from the 2022 and 2021 treaties are not included in the table as the allocation of the treaties’ benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2023 was $6.23 billion, $711 million or 13% higher than in 2022. The increase in 2023 was generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in 2023 were $5.18 billion, $366 million or 8% higher than in 2022, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in 2023 and 2022 was $376 million and $351 million, respectively.
Income Tax Expense
Income tax expense in 2023 was $380 million, $132 million or 26% lower than in 2022, primarily reflecting the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the $47 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the $17 million increase in income before income taxes in 2023.
The Company’s effective tax rate was 11% and 15% in 2023 and 2022, respectively. The effective tax rate in 2023 was reduced by the impact of the one-time tax benefit discussed above, and the effective tax rate in 2022 was reduced by the impact of the resolution of prior year tax matters discussed above. The effective tax rates in both years reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 97.0% in 2023 was 1.4 points higher than the combined ratio of 95.6% in 2022. The loss and loss adjustment expense ratio of 68.9% in 2023 was 1.8 points higher than the loss and loss adjustment expense ratio of 67.1% in 2022. The underwriting expense ratio of 28.1% in 2023 was 0.4 points lower than the underwriting expense ratio of 28.5% in 2022.
Catastrophe losses in 2023 and 2022 accounted for 7.9 points and 5.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2023 and 2022 provided 0.4 points and 1.9 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in 2023 was 2.5 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) a lower level of property losses in Business Insurance and (iii) lower losses in the homeowners and other product line in Personal Insurance, partially offset by (iv) losses from a small number of surety accounts in Bond & Specialty Insurance, (v) loss activity related to the disruption in the banking sector in Bond & Specialty Insurance and (vi) higher losses in the automobile product line in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Business Insurance	$22,569	$19,521	$17,829
Bond & Specialty Insurance	4,187	4,082	3,725
Personal Insurance	16,216	14,273	12,690
Total	$42,972	$37,876	$34,244

	Net Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Business Insurance	$20,430	$17,635	$16,092
Bond & Specialty Insurance	3,842	3,732	3,376
Personal Insurance	15,929	14,047	12,491
Total	$40,201	$35,414	$31,959
Gross and net written premiums in 2023 both increased by 13% over 2022. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2023	2022	2021
Revenues
Earned premiums	$19,144	$17,095	$15,734
Net investment income	2,085	1,864	2,265
Fee income	400	382	375
Other revenues	232	248	235
Total revenues	21,861	19,589	18,609

Total claims and expenses	18,910	16,522	15,725

Segment income before income taxes	2,951	3,067	2,884
Income tax expense	368	536	499
Segment income	$2,583	$2,531	$2,385

Loss and loss adjustment expense ratio	65.3%	62.8%	65.0%
Underwriting expense ratio	29.4	29.7	30.7
Combined ratio	94.7%	92.5%	95.7%
Overview
Segment income in 2023 was $2.58 billion, $52 million or 2% higher than segment income of $2.53 billion in 2022. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in 2022 and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins and (iv) higher net investment income. Net unfavorable prior year reserve development in 2023 was $289 million. Net favorable prior year reserve development in 2022 was $381 million. Catastrophe losses in 2023 and 2022 were $838 million and $654 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes, (ii) the benefit of earned pricing and (iii) a lower level of property losses, partially offset by (iv) higher general and administrative expenses. Income tax expense in 2023 was lower than in 2022, primarily reflecting a one-time tax benefit of $171 million in the first quarter of 2023 and the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2023 were $19.14 billion, $2.05 billion or 12% higher than in 2022, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in 2023 was $2.09 billion, $221 million or 12% higher than in 2022. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2023 compared with 2022. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2023 was $400 million, $18 million or 5% higher than in 2022, primarily reflecting higher claim volume under administration associated with large deductible policies and the service business, partially offset by lower serviced premium volume from the workers’ compensation residual market pool.
Other Revenues
Other revenues in 2023 were $232 million, $16 million or 6% lower than in 2022, primarily reflecting the receipt of a surplus distribution from a state workers’ compensation fund in 2022. Other revenues also included revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2023 were $12.70 billion, $1.79 billion or 16% higher than in 2022, primarily reflecting the impacts of (i) net unfavorable prior year reserve development compared to net favorable prior year reserve development in 2022, (ii) higher business volumes, (iii) loss cost trends and (iv) higher catastrophe losses, partially offset by (v) a lower level of property losses.
Factors contributing to net prior year reserve development during the years ended December 31, 2023, 2022 and 2021 are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2023 was $3.17 billion, $385 million or 14% higher than in 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2023 were $3.04 billion, $214 million or 8% higher than in 2022. The increase in 2023 was primarily in support of business growth.
Income Tax Expense
Income tax expense in 2023 was $368 million, $168 million or 31% lower than in 2022, primarily reflecting the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $116 million decrease in segment income before income taxes in 2023, partially offset by a $3 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 94.7% in 2023 was 2.2 points higher than the combined ratio of 92.5% in 2022. The loss and loss adjustment expense ratio of 65.3% in 2023 was 2.5 points higher than the loss and loss adjustment expense ratio of 62.8% in 2022. The underwriting expense ratio of 29.4% in 2023 was 0.3 points lower than the underwriting expense ratio of 29.7% in 2022.
Catastrophe losses in 2023 and 2022 accounted for 4.3 points and 3.8 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in 2023 accounted for 1.5 points of the combined ratio. Net favorable prior year reserve development in 2022 provided 2.2 points of benefit to the combined ratio. The underlying combined ratio in 2023 was 2.0 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) a lower level of property losses.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Select Accounts	$3,502	$3,126	$2,860
Middle Market	11,800	10,532	9,487
National Accounts	1,665	1,642	1,517
National Property and Other	3,630	2,942	2,701
Total Domestic	20,597	18,242	16,565
International	1,972	1,279	1,264
Total Business Insurance	$22,569	$19,521	$17,829

	Net Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Select Accounts	$3,477	$3,099	$2,833
Middle Market	11,045	9,923	8,933
National Accounts	1,135	1,085	987
National Property and Other	3,008	2,467	2,265
Total Domestic	18,665	16,574	15,018
International	1,765	1,061	1,074
Total Business Insurance	$20,430	$17,635	$16,092
Gross and net written premiums in 2023 both increased by 16% over 2022.
Select Accounts. Net written premiums of $3.48 billion in 2023 increased by 12% over 2022. Retention rates remained strong in 2023 and increased over 2022. Renewal premium changes in 2023 remained positive and were slightly higher than in 2022. New business premiums in 2023 increased over 2022.
Middle Market. Net written premiums of $11.05 billion in 2023 increased by 11% over 2022. Retention rates remained strong in 2023 and increased slightly over 2022. Renewal premium changes in 2023 remained positive and were higher than in 2022. New business premiums in 2023 increased over 2022.
National Accounts. Net written premiums of $1.14 billion in 2023 increased by 5% over 2022. Retention rates remained strong in 2023 and increased over 2022. Renewal premium changes in 2023 remained positive but were lower than in 2022. New business premiums in 2023 increased over 2022.
National Property and Other. Net written premiums of $3.01 billion in 2023 increased by 22% over 2022. Retention rates remained strong in 2023 and increased over 2022. Renewal premium changes in 2023 remained positive and were higher than in 2022. New business premiums in 2023 increased over 2022.

International. Net written premiums of $1.77 billion in 2023 increased by 66% over 2022, and included the impact of the Company’s quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holding Limited (Fidelis) effective January 1, 2023.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2023	2022	2021
Revenues
Earned premiums	$3,655	$3,418	$3,138
Net investment income	328	258	247
Other revenues	25	20	23
Total revenues	4,008	3,696	3,408

Total claims and expenses	2,839	2,593	2,575

Segment income before income taxes	1,169	1,103	833
Income tax expense	227	195	165
Segment income	$942	$908	$668

Loss and loss adjustment expense ratio	40.1%	39.9%	46.6%
Underwriting expense ratio	36.8	35.4	34.9
Combined ratio	76.9%	75.3%	81.5%
Overview
Segment income in 2023 was $942 million, $34 million or 4% higher than segment income of $908 million in 2022. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower underlying underwriting margins. Net favorable prior year reserve development in 2023 and 2022 was $285 million and $222 million, respectively. Catastrophe losses in 2023 and 2022 were $37 million and $25 million, respectively. The lower underlying underwriting margins primarily reflected the impacts of (i) higher general and administrative expenses, (ii) losses from a small number of surety accounts and (iii) loss activity related to the disruption in the banking sector, partially offset by (iv) higher business volumes. Income tax expense in 2023 was higher than in 2022, primarily reflecting a $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the increase in segment income before income taxes, partially offset by a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in 2023 were $3.66 billion, $237 million or 7% higher than in 2022, primarily reflecting an increase in net written premiums in prior periods, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in 2023 was $328 million, $70 million or 27% higher than in 2022. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2023 as compared with 2022. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2023 were $1.49 billion, $107 million or 8% higher than in 2022, primarily reflecting the impacts of (i) higher business volumes, (ii) losses from a small number of surety accounts and (iii) loss activity related to the disruption in the banking sector, partially offset by (iv) higher net favorable prior year reserve development.
Factors contributing to net prior year reserve development during the years ended December 31, 2023, 2022 and 2021 are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2023 was $673 million, $48 million or 8% higher than in 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2023 were $681 million, $91 million or 15% higher than in 2022. The increase primarily reflected higher employee and technology related expenses.
Income Tax Expense
Income tax expense in 2023 was $227 million, $32 million or 16% higher than in 2022, primarily reflecting the $24 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters and the impact of the $66 million increase in segment income before income taxes in 2023, partially offset by the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 76.9% in 2023 was 1.6 points higher than the combined ratio of 75.3% in 2022. The loss and loss adjustment expense ratio of 40.1% in 2023 was 0.2 points higher than the loss and loss adjustment expense ratio of 39.9% in 2022. The underwriting expense ratio of 36.8% in 2023 was 1.4 points higher than the underwriting expense ratio of 35.4% in 2022.
Net favorable prior year reserve development in 2023 and 2022 provided 7.8 points and 6.5 points of benefit, respectively, to the combined ratio.  Catastrophe losses in 2023 and 2022 accounted for 1.0 points and 0.7 points, respectively, of the combined ratio. The underlying combined ratio in 2023 was 2.6 points higher than the 2022 ratio on the same basis, primarily reflecting the impact of (i) a higher expense ratio, (ii) losses from a small number of surety accounts and (iii) loss activity related to the disruption in the banking sector.

Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Management Liability	$2,391	$2,361	$2,243
Surety	1,219	1,153	952
Total Domestic	3,610	3,514	3,195
International	577	568	530
Total Bond & Specialty Insurance	$4,187	$4,082	$3,725

	Net Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Management Liability	$2,156	$2,112	$1,983
Surety	1,147	1,081	888
Total Domestic	3,303	3,193	2,871
International	539	539	505
Total Bond & Specialty Insurance	$3,842	$3,732	$3,376
Gross written premiums and net written premiums in 2023 both increased by 3% over 2022.
Domestic. Net written premiums of $3.30 billion in 2023 increased by 3% over 2022. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2023 and increased over 2022. Renewal premium changes in 2023 remained positive but were lower than in 2022. New business premiums in 2023 increased over 2022.
International. Net written premiums of $539 million in 2023 were comparable with 2022.

Personal Insurance
Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2023	2022	2021
Revenues
Earned premiums	$14,962	$13,250	$11,983
Net investment income	509	440	521
Fee income	33	30	27
Other revenues	96	83	97
Total revenues	15,600	13,803	12,628

Total claims and expenses	15,831	14,033	11,689

Segment income (loss) before income taxes	(231)	(230)	939
Income tax expense (benefit)	(103)	(90)	179
Segment income (loss)	$(128)	$(140)	$760

Loss and loss adjustment expense ratio	80.4%	79.8%	70.3%
Underwriting expense ratio	24.4	25.1	26.2
Combined ratio	104.8%	104.9%	96.5%

Overview
Segment loss in 2023 was $128 million, compared with a segment loss of $140 million in 2022. The slight increase in segment loss before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, largely offset by (ii) higher underlying underwriting margins, (iii) higher net favorable prior year reserve development and (iv) higher net investment income. Catastrophe losses in 2023 and 2022 were $2.12 billion and $1.20 billion, respectively. Net favorable prior year reserve development in 2023 and 2022 was $147 million and $46 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) a lower level of losses in the homeowners and other product line and (iii) higher business volumes, partially offset by (iv) higher losses in the automobile product line. The income tax benefit in 2023 was higher than in 2022, primarily reflecting a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by a $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.
Revenues
Earned Premiums
Earned premiums in 2023 were $14.96 billion, $1.71 billion or 13% higher than in 2022, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in 2023 was $509 million, $69 million or 16% higher than in 2022. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2023 as compared with 2022. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in all years presented primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2023 were $12.03 billion, $1.47 billion or 14% higher than in 2022, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) higher losses in the automobile and product line, partially offset by (iv) lower losses in the homeowners and other product line and (v) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the years ended December 31, 2023 and 2021 are discussed in more detail in note 8 of the notes to the consolidated financial statements. Net favorable prior year reserve development was not significant for the year ended December 31, 2022.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2023 was $2.38 billion, $278 million or 13% higher than in 2022, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2023 were $1.42 billion, $55 million or 4% higher than in 2022. The increase primarily reflected higher employee and technology related expenses.
Income Tax Benefit
The income tax benefit in 2023 was $103 million, $13 million or 14% higher than in 2022, primarily reflecting the impact of the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the $20 million reduction in income tax expense in the first quarter of 2022 as a result of the resolution of prior year tax matters.

Combined Ratio
The combined ratio of 104.8% in 2023 was 0.1 points lower than the combined ratio of 104.9% in 2022. The loss and loss adjustment expense ratio of 80.4% in 2023 was 0.6 points higher than the loss and loss adjustment expense ratio of 79.8% in 2022. The underwriting expense ratio of 24.4% in 2023 was 0.7 points lower than the underwriting expense ratio of 25.1% in 2022.
Catastrophe losses accounted for 14.1 points and 9.0 points of the combined ratio in 2023 and 2022, respectively. Net favorable prior year reserve development in 2023 and 2022 provided 1.0 points and 0.3 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2023 was 4.5 points lower than the 2022 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines, (ii) lower losses in the homeowners and other product line and (iii) a lower expense ratio, partially offset by (iv) higher losses in the automobile product line.
Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Automobile	$7,352	$6,507	$5,852
Homeowners and Other	8,190	7,099	6,137
Total Domestic	15,542	13,606	11,989
International	674	667	701
Total Personal Insurance	$16,216	$14,273	$12,690

	Net Written Premiums
(for the year ended December 31, in millions)	2023	2022	2021
Domestic:
Automobile	$7,330	$6,482	$5,827
Homeowners and Other	7,949	6,916	5,980
Total Domestic	15,279	13,398	11,807
International	650	649	684
Total Personal Insurance	$15,929	$14,047	$12,491
Gross and net written premiums in 2023 increased by 14% and 13%, respectively, over 2022.
Domestic
Automobile net written premiums of $7.33 billion in 2023 increased by 13% over 2022. Retention rates remained strong in 2023 but decreased from 2022. Renewal premium changes in 2023 remained positive and were higher than in 2022. New business premiums in 2023 decreased from 2022.
Homeowners and Other net written premiums of $7.95 billion in 2023 increased by 15% over 2022. Retention rates remained strong in 2023 but decreased slightly from 2022. Renewal premium changes in 2023 remained positive and were higher than in 2022.  New business premiums in 2023 decreased from 2022.
For its Domestic business, Personal Insurance had approximately 9.1 million and 9.2 million active policies at December 31, 2023 and 2022, respectively.
International
International net written premiums of $650 million in 2023 were comparable with 2022.
For its International business, Personal Insurance had approximately 450,000 and 449,000 active policies at December 31, 2023 and 2022, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2023	2022	2021
Income (loss)	$(325)	$(301)	$(291)
The income (loss) for Interest Expense and Other in 2023 and 2022 was $(325) million and $(301) million, respectively. Pre-tax interest expense in 2023 and 2022 was $376 million and $351 million, respectively. After-tax interest expense in 2023 and 2022 was $297 million and $277 million, respectively.

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
The Company’s net asbestos reserves at December 31, 2023 and 2022 were $1.38 billion and $1.31 billion, respectively, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement.

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
In the third quarter of 2023, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. The number of policyholders with open asbestos claims was relatively flat compared to 2022, while net asbestos payments were slightly lower than 2022. Payments on behalf of these policyholders continue to be influenced by an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.
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
The completion of these reviews and analyses in 2023, 2022 and 2021 resulted in $284 million, $212 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2023, 2022 and 2021 were $212 million, $245 million and $221 million, respectively. Approximately 1%, 2% and 9% of total net paid losses in 2023, 2022 and 2021, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders’ ability to present future claims to the Company.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2023	2022	2021
Beginning reserves:
Gross	$1,674	$1,687	$1,668
Ceded	(369)	(346)	(330)
Net	1,305	1,341	1,338
Incurred losses and loss expenses:
Gross	374	287	287
Ceded	(90)	(75)	(62)
Net	284	212	225
Paid loss and loss expenses:
Gross	281	298	267
Ceded	(69)	(53)	(46)
Net	212	245	221
Foreign exchange and other:
Gross	1	(2)	(1)
Ceded	—	(1)	—
Net	1	(3)	(1)
Ending reserves:
Gross	1,768	1,674	1,687
Ceded	(390)	(369)	(346)
Net	$1,378	$1,305	$1,341

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
In 2023, 2022 and 2021, the Company increased its net environmental reserves by $93 million, $132 million and $89 million, respectively. Net environmental paid loss and loss expenses in 2023, 2022 and 2021 were $82 million, $82 million and $75 million, respectively. Net environmental reserves were $382 million, $371 million and $321 million at December 31, 2023, 2022 and 2021, respectively.

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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2023 were $88.81 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at December 31, 2023 was $77.81 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2023 and 2022.  Below investment grade securities represented 1.3% of the total fixed maturity investment portfolio at both December 31, 2023 and 2022.  The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.4 excluding short-term securities) at December 31, 2023 and 4.6 (4.8 excluding short-term securities) at December 31, 2022.

The carrying values of investments in fixed maturities classified as available for sale at December 31, 2023 and 2022 were as follows:

	2023		2022
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	Aaa/Aa1	$5,438	Aaa/Aa1
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	17,199	Aaa/Aa1	17,823	Aaa/Aa1
Revenue	9,184	Aaa/Aa1	10,198	Aaa/Aa1
State general obligation	1,157	Aaa/Aa1	1,019	Aaa/Aa1
Pre-refunded	966	Aaa/Aa1	2,339	Aaa/Aa1
Total obligations of U.S. states, municipalities and political subdivisions	28,506		31,379
Debt securities issued by foreign governments	1,006	Aaa/Aa1	994	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	Aaa/Aa1	1,991	Aaa/Aa1
Corporate and all other bonds:
Financial:
Bank	4,658	A1	4,505	A1
Insurance	2,084	Aa2	1,628	Aa3
Finance/leasing	63	Ba2	47	Ba2
Brokerage and asset management	139	A1	136	A1
Total financial	6,944		6,316
Industrial	19,037	A3	17,237	A3
Public utility	4,338	A2	4,064	A2
Canadian municipal securities	1,604	Aa1	1,523	Aa1
Sovereign corporate securities (2)	584	Aaa	559	Aaa
Commercial mortgage-backed securities and project loans (3)	1,038	Aaa	1,136	Aaa
Asset-backed and other	564	Aa1	523	Aa1
Total corporate and all other bonds	34,109		31,358
Total fixed maturities	$77,807	Aa2	$71,160	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans at December 31, 2023 and 2022 were $116 million and $131 million of securities guaranteed by the U.S. government, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2023, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$36,612	47.0%
Aa	15,797	20.3
A	14,715	18.9
Baa	9,701	12.5
Total investment grade	76,825	98.7
Below investment grade	982	1.3
Total fixed maturities	$77,807	100.0%
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2023 and 2022 included $28.51 billion and $31.38 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2023 and 2022 were $966 million and $2.34 billion, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $27.54 billion of municipal bonds at December 31, 2023 that were not pre-refunded:

(at December 31, 2023, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$71	$2,903	$1,256	$4,230	Aaa
California	—	1,899	341	2,240	Aaa/Aa1
Virginia	43	957	795	1,795	Aaa/Aa1
North Carolina	176	743	412	1,331	Aaa
Washington	104	936	281	1,321	Aaa/Aa1
Minnesota	158	926	159	1,243	Aaa/Aa1
Wisconsin	162	858	84	1,104	Aa1
Colorado	—	664	336	1,000	Aaa/Aa1
Maryland	30	817	123	970	Aaa/Aa1
Massachusetts	—	197	721	918	Aaa/Aa1
Tennessee	5	849	64	918	Aa1
Florida	51	154	545	750	Aa1
Georgia	154	519	55	728	Aaa
All others (2)	203	4,777	4,012	8,992	Aaa/Aa1
Total	$1,157	$17,199	$9,184	$27,540	Aaa/Aa1
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

The following table displays the funding sources for the $9.18 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2023:

(at December 31, 2023, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water	$2,686	Aaa/Aa1
Higher education	2,377	Aaa/Aa1
Sewer	964	Aaa/Aa1
Power utilities	500	Aa1
Special tax	475	Aaa/Aa1
Transit	244	Aaa/Aa1
Highway tolls	224	Aa2
Fuel sales	199	Aa1
Health care	176	Aa2
Housing	70	Aaa
Lease	31	Aaa/Aa1
Natural gas	7	Aa2
Lottery	3	Aa1
Industrial	2	A2
Other revenue sources	1,226	Aaa/Aa1
Total	$9,184	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2023.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2023:

(at December 31, 2023, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$797	Aaa/Aa1
United Kingdom	185	Aa3
All others (2,3)	24	Aa1
Total	$1,006	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.
(3)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.
The following table shows the Company’s Eurozone exposure at December 31, 2023 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2023, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$51	Aa3	$—	—	$3	Baa3
Ireland	—	—	—	—	—	—	158	Baa2
Italy	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		51		—		161
Eurozone Non-Periphery
Germany	16	Aaa	—	—	477	Aaa/Aa1	592	A3
France	149	Aa1	—	—	—	—	321	A2
Netherlands	—	—	131	A1	104	Aaa	219	A2
Finland	—	—	55	Aa3	—	—	—	—
Belgium	—	—	—	—	—	—	121	Baa1
Austria	—	—	—	—	14	Aa2	—	—
Subtotal	165		186		595		1,253
Total	$165		$237		$595		$1,414
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $544 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.
In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $289 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $190 million to these partnerships.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2023 and 2022 included $7.82 billion and $1.99 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.
Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2023 and 2022, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.04 billion and $1.14 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.

Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  The Company also enters into certain derivative financial instruments from time to time that are reported as part of other investments. At December 31, 2023 and 2022, the carrying value of the Company’s other investments was $4.30 billion and $4.07 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests.  These commitments totaled $2.05 billion and $1.80 billion at December 31, 2023 and 2022, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2023 and 2022, the Company had $421 million and $445 million, respectively, of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2023 and 2022 was $400 million and $347 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2023 and 2022.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company’s subsidiaries participating in Lloyd’s, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $31 million and $28 million held by a wholly-owned subsidiary at December 31, 2023 and 2022, respectively, and $85 million and $58 million held by TRV at December 31, 2023 and 2022, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.
Net Unrealized Investment Gains (Losses)
The net unrealized investment gains (losses) that were included in shareholders’ equity were as follows:

(at December 31, in millions)	2023	2022	2021
Fixed maturities	$(3,969)	$(6,217)	$3,062
Other	(1)	(3)	(2)
Unrealized investment gains (losses) before tax	(3,970)	(6,220)	3,060
Tax expense (benefit)	(841)	(1,322)	645
Net unrealized investment gains (losses) included in shareholders’ equity at end of year	$(3,129)	$(4,898)	$2,415
Net unrealized investment losses included in shareholders’ equity were $3.13 billion at December 31, 2023 compared with $4.90 billion at December 31, 2022. At December 31, 2023, the Company had $726 million fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. At December 31, 2022, the Company had $2.18 billion fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. These year-over-year changes were driven by changes in interest rates. Since the Company generally holds its high-quality fixed maturity investments to maturity, these net unrealized losses are considered temporary in nature and are not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.

For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At both December 31, 2023 and 2022, below investment grade securities comprised 1.3% of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2023 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $695 million and a fair value of $643 million, resulting in a net pre-tax unrealized investment loss of $52 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2023 and accounted for 1.2% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2023.
Impairment Charges
Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were $12 million, $38 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. See note 3 of the notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2023, the Company incurred pre-tax realized losses of $119 million on the sale of fixed maturity investments having a fair value of $2.23 billion.

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
Based on the proprietary and third-party models utilized by the Company, the tables below set forth, as of December 31, 2023, the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity).  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $2.1 billion, or 8% of the Company’s common equity at December 31, 2023.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.8	$0.7
1.0% (1-in-100)	$2.1	$1.1
0.4% (1-in-250)	$2.7	$2.1
0.1% (1-in-1,000)	$6.9	$3.1

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	6%	2%
1.0% (1-in-100)	8%	4%
0.4% (1-in-250)	10%	7%
0.1% (1-in-1,000)	25%	11%
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
The loss amounts included in the tables above are based on the Company’s in-force portfolio of direct exposures and do not include assumed business. Additionally, the amounts are as of December 31, 2023, reflect the reinsurance program in place at January 1, 2024, are net of reinsurance, after-tax, and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1—Business—Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. These loss amounts include the effects of exposure growth, inflation and modeling updates based on recent trends and scientific analysis. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated loss amounts.
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

For more information about the Company’s exposure to catastrophe losses, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “Item 1A—Risk Factors—We may be adversely affected if our pricing and capital models provide materially different indications than actual results.”

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades underscore the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and average size of, a home and increased inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in frequency and/or intensity of hurricanes, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. Understanding the potential impacts of changing climate conditions is important to the Company’s business. Changing climate conditions are expected to evolve over decades. Importantly, because most of its policies renew annually, the Company is able to respond to these changes over time through adjustments to its underwriting strategy, product pricing and related policy terms and conditions, as appropriate. As an example, in recent years the Company has focused on enhancing the strategic management of its catastrophe exposure, adding experts in data science, meteorology, including climate and flood science, wind and structural engineering and geophysics, among others, to its catastrophe management organization. The Company has also established dedicated teams for each catastrophe peril, with the goal of developing industry-leading scientific and underwriting expertise. This expertise has been incorporated into the Company’s product development, risk selection, pricing, capital allocation and claim response.
The Company discusses how changing climate conditions may present other issues for its business under “Item 1A—Risk Factors.” and “Outlook.” For example, among other things:
•Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “—Outlook—Underwriting Gain/Loss.” Moreover, the Company’s catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions and regulatory responses to catastrophe events not being appropriately reflected in the models, in addition to the other factors mentioned above. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.
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
•Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers, including state insurance regulations that could impact the Company’s ability to manage property exposures in areas vulnerable to significant climate driven losses. For example, state laws have been passed that restrict a carrier’s ability to cancel or non-renew certain policies within or adjacent to declared state of emergency zip codes and mandate discounts for risk mitigation practices that may not be effective. If the Company is unable to implement risk-based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See “Item 1—Business—Regulation—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.” In addition, climate change regulation could increase the Company’s customers’ costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Increased regulation may also result in reduced economic activity, which would decrease the amount of insurable assets and businesses, and increased claim costs, to the extent such regulations require that damaged homes or businesses be rebuilt according to more expensive specifications.
•The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to changing climate conditions. Through the Company’s Enterprise Casualty Emerging Risk Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations and/or our financial position.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2023	2022
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,895	$3,792
Gross structured settlements	2,707	2,802
Mandatory pools and associations	1,659	1,601
Gross reinsurance recoverables	8,261	8,195
Allowance for estimated uncollectible reinsurance	(118)	(132)
Net reinsurance recoverables	$8,143	$8,063
Net reinsurance recoverables at December 31, 2023 increased by $80 million over December 31, 2022, primarily reflecting the impacts of catastrophe losses in 2023, partially offset by cash collections in 2023.
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2023 (in millions).  Also included is the A.M. Best rating of the Company’s predominant reinsurer from each such reinsurer group at February 15, 2024:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$634	A+	second highest of 16 ratings
Berkshire Hathaway	472	A++	highest of 16 ratings
Munich Re Group	349	A+	second highest of 16 ratings
Axa Group	162	A+	second highest of 16 ratings
Hannover Group	126	A+	second highest of 16 ratings
At December 31, 2023, the Company held $987 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2023 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 15, 2024:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$677	A	third highest of 16 ratings
Genworth Financial Group	325	B-	eighth highest of 16 ratings
John Hancock Group	229	A+	second highest of 16 ratings
Symetra Financial Corporation	209	A	third highest of 16 ratings
Brighthouse Financial, Inc.	190	A	third highest of 16 ratings
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2024.
Property and casualty insurance market conditions are expected to remain competitive during 2024 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
Effective January 1, 2024, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) pursuant to which the Company assumes 20% of the gross written premiums of Fidelis during 2024, subject to a loss ratio cap.  The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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
On average for the ten-year period ended December 31, 2023, the Company experienced approximately 40% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company’s results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company’s reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.
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
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.4 excluding short-term securities) at December 31, 2023. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2023, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
The Company also invests much smaller amounts in equity securities, real estate and private equity, hedge fund and real estate partnerships, and joint ventures.  These investment classes have the potential for higher returns but also the potential for greater volatility and higher degrees of risk, including less stable rates of return and less liquidity.
Approximately 33% of the fixed maturity portfolio is expected to mature over the next three years (including the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). As a result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and slightly higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $630 million in the first quarter of 2024, increasing to an estimated $675 million by the fourth quarter of 2024. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $105 million in 2023. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $3.97 billion ($3.13 billion after-tax) in its fixed maturity investment portfolio at December 31, 2023, compared to $6.22 billion ($4.90 billion after-tax) at December 31, 2022. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in 2023 was due to a change in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors.”
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
Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. While an environment of higher interest rates during 2022 and 2023 resulted in significant net unrealized investment losses, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its high-quality fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above. Subject to the restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company’s insurance subsidiaries, see “Part I—Item 1—Business—Regulation.”
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2023, TRV held total cash and short-term invested assets in the United States aggregating $1.54 billion and having a weighted average maturity of 24 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.30 billion). TRV’s holding company liquidity of $1.54 billion at December 31, 2023 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2023.
TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 8, 2025 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At December 31, 2023, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2023. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities were $7.71 billion and $6.47 billion in 2023 and 2022, respectively.  The increase in cash flows in 2023 primarily reflected the impacts of higher levels of cash received for premiums and lower levels of payments for income taxes, partially offset by higher levels of payments for claims and claim adjustment expenses, commissions and general and administrative expenses. The increase in cash paid for claims and claim adjustment expenses in 2023 was impacted by business growth and higher loss costs. Additionally, cash used for claims and claim adjustment expenses continue to be impacted by reduced judicial system and claims settlement activity related to a backlog in the court system. The increase in cash received for premiums in 2023 compared to the prior year was impacted by business growth including the impact of positive renewal premium changes.
Investing Activities
Net cash used in investing activities was $6.82 billion and $3.73 billion in 2023 and 2022, respectively.  The Company’s consolidated total investments at December 31, 2023 increased by $8.36 billion, or 10% over December 31, 2022, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses on investments due to the impact of a change in interest rates during 2023, partially offset by (iii) net cash used in financing activities.
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
Financing Activities
Net cash used in financing activities were $1.05 billion and $2.67 billion in 2023 and 2022, respectively.  The totals in both 2023 and 2022 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. The total in 2023 also included net proceeds from the issuance of debt. Common share repurchases in 2023 and 2022 were $1.02 billion and $2.06 billion, respectively.
Debt Transactions.
2023. On May 25, 2023, the Company issued $750 million aggregate principal amount of 5.45% senior notes that will mature on May 25, 2053. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $738 million. Interest on the senior notes is payable semi-annually in arrears on May 25 and November 25. Prior to November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding November 25, 2052 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 25 basis points. On or after November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Dividends.  Dividends paid to shareholders were $908 million and $875 million in 2023 and 2022, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 19, 2024, the Company announced that its Board of Directors declared a regular quarterly dividend of $1.00 per share, payable March 29, 2024 to shareholders of record on March 8, 2024.

Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. During 2023, the Company repurchased 5.4 million shares under its share repurchase authorizations, for a total of $965 million. The average cost per share repurchased was $179.95. Common share repurchases of $965 million in 2023 were lower than the total of $2.00 billion in 2022 due to elevated catastrophe losses in 2023 and to increase capital to support business growth. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At December 31, 2023, the Company had $6.04 billion of capacity remaining under its share repurchase authorizations. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
From the inception of the first authorization on May 2, 2006 through December 31, 2023, the Company has repurchased a cumulative total of 543.9 million shares for a total of $39.96 billion, or an average of $73.48 per share.
In 2023 and 2022, the Company acquired 0.3 million and 0.4 million shares of common stock, respectively, from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2023 and 2022:

(at December 31, in millions)	2023	2022
Debt:
Short-term	$100	$100
Long-term	8,004	7,254
Net unamortized fair value adjustments and debt issuance costs	(73)	(62)
Total debt	8,031	7,292
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	29,392	28,005
Accumulated other comprehensive loss	(4,471)	(6,445)
Total shareholders’ equity	24,921	21,560
Total capitalization	$32,952	$28,852
Total capitalization at December 31, 2023 was $32.95 billion, $4.10 billion higher than at December 31, 2022, primarily reflecting the impacts of (i) net income of $2.99 billion, (ii) other comprehensive income of $1.97 billion, primarily reflecting a decrease in net unrealized losses on investments due to a change in interest rates during 2023 and (iii) proceeds from the exercise of employee share options of $141 million, partially offset by (iv) common share repurchases totaling $965 million under the Company’s share repurchase authorizations and (v) shareholder dividends of $915 million.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity:

(at December 31, dollars in millions)	2023	2022
Total capitalization	$32,952	$28,852
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,129)	(4,898)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$36,081	$33,750
Debt-to-total capital ratio	24.4%	25.3%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	22.3%	21.6%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 22.3% at December 31, 2023 was within the Company’s target range of 15% to 25%.
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
Share Repurchase Authorizations.  At December 31, 2023, the Company had $6.04 billion of capacity remaining under its share repurchase authorizations approved by the Board of Directors.
Cash Requirements from Contractual and Other Obligations
The following table summarizes, as of December 31, 2023, the Company’s future payments under material contractual obligations and estimated claims and claim-related payments.  The table includes only liabilities at December 31, 2023 that are expected to be settled in cash.
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

The material cash requirements from contractual and other obligations at December 31, 2023 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$7,750	$—	$200	$—	$7,550
Junior subordinated debentures	254	—	—	125	129
Total debt principal	8,004	—	200	125	7,679
Interest	7,429	389	770	738	5,532
Total long-term debt obligations (1)	15,433	389	970	863	13,211
Real estate and other operating leases (2)	303	88	123	70	22
Information systems-related commitments (3)	946	450	416	80	—
Unfunded investment commitments (4)	2,052	761	498	555	238
Estimated claims and claim-related payments
Claims and claim adjustment expenses (5)	60,060	14,285	14,864	7,627	23,284
Claims from large deductible policies (6)	—	—	—	—	—
Total estimated claims and claim-related payments	60,060	14,285	14,864	7,627	23,284
Total	$78,794	$15,973	$16,871	$9,195	$36,755
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
(4)Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships, real estate partnerships and other investments.
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
The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,208	$933	$1,010	$637	$2,628

The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$54,852	$13,352	$13,854	$6,990	$20,656
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2023.
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
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$3,249	$1,024	$961	$411	$853
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
Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.73 billion is available by the end of 2024 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2024 and/or increase the amount of dividends from its insurance subsidiaries in 2024, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
In addition to the regulatory restrictions on the amount of dividends that can be paid by the Company’s U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company’s shareholders is also limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the

Company to maintain a minimum consolidated net worth as described in note 9 of the notes to the consolidated financial statements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2023.
The U.S. insurance subsidiaries paid dividends of $1.17 billion and $2.90 billion during 2023 and 2022, respectively.
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
The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2024 and does not anticipate having a minimum funding requirement in 2025. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2023, 2022 and 2021, there was no minimum funding requirement for the qualified domestic pension plan.  In 2023, 2022 and 2021, the Company made no voluntary contributions to the qualified domestic pension plan. The qualified domestic pension plan had a funded status of 120% and 116% at December 31, 2023 and 2022, respectively. Based on its funded status at December 31, 2023, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2024. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.
The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2024, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, comparable with 2023. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.
For further discussion of the pension and other postretirement benefit plans, see note 15 of the notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2023 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2023.

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
Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2023			December 31, 2022
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,658	$10,214	$15,872	$5,465	$9,220	$14,685
Commercial property	1,447	281	1,728	1,200	439	1,639
Commercial multi-peril	2,869	2,905	5,774	2,624	2,759	5,383
Commercial automobile	2,661	2,773	5,434	2,625	2,388	5,013
Workers’ compensation	10,004	9,203	19,207	10,034	9,458	19,492
Fidelity and surety	265	466	731	166	496	662
Personal automobile	2,245	2,460	4,705	2,139	2,133	4,272
Personal homeowners and other	1,217	2,004	3,221	1,095	1,913	3,008
International and other	2,620	2,329	4,949	2,420	2,069	4,489
Property-casualty	28,986	32,635	61,621	27,768	30,875	58,643
Accident and health	6	—	6	6	—	6
Claims and claim adjustment expense reserves	$28,992	$32,635	$61,627	$27,774	$30,875	$58,649
The $2.98 billion increase in gross claims and claim adjustment expense reserves since December 31, 2022 primarily reflected the impacts of (i) catastrophe losses in 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2023 and (v) net favorable prior year reserve development.
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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.18 billion at December 31, 2023) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”
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
Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -4% to 6% (averaging 0%) for the Company, and from -2% to 3% (averaging 0%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 23% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company’s runoff operations, was 4% for 2023, 2% for 2022 and 1% for 2021. The 2023 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2020. The 2022 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2019. The 2021 change primarily reflected higher than expected loss experience in Bond & Specialty Insurance for accident years 2012 and 2017 through 2019 and in Business Insurance for accident years 2018 through 2020.

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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -21% to 2% (averaging -9%) for the Company, and from -10% to -2% (averaging -6%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line was 2% for 2023, -8% for 2022 and -10% for 2021. The 2023 change primarily reflected higher than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2022. The 2022 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2020 and 2021. The 2021 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2020.

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
Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 4% (averaging 0%) for the Company, and from -3% to 1% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.
As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves and increases in reserves in the Company’s runoff operations, was 0% for 2023, -2% for 2022 and 0% for 2021. In 2023, higher than expected loss experience for liability coverages for accident year 2022 was mostly offset by better than expected loss experience for liability coverages for accident years 2017 and 2020. The 2022 change primarily reflected better than expected loss experience for property coverages for accident year 2021. In 2021, higher than expected loss experience for liability coverages for accident years 2017 and 2018 was largely offset by better than expected loss experience for liability coverages for accident years 2012 through 2016.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 11% (averaging 3%) for the Company, and from 2% to 7% (averaging 5%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was 4% for 2023, 0% for 2022 and -2% for 2021. The 2023 change primarily reflected higher than expected loss experience for liability coverages for accident years 2021 and 2022. In 2022, higher than expected loss experience for liability coverages for accident years 2017 through 2019 and 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident year 2020. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident year 2020.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -5% to -1% (averaging -3%) for the Company, and from -5% to -1% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 31% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was -5% for 2023, -4% for 2022 and -3% for 2021. The 2023 change primarily reflected better than expected loss experience for accident years 2021 and prior. The 2022 change primarily reflected better than expected loss experience for accident years 2021 and prior. The 2021 change primarily reflected better than expected loss experience for accident years 2020 and prior.
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

Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project(s) or commercial transaction being bonded. The frequency of losses in surety generally has a lagging correlation with economic cycles as the primary cause of surety loss is the inability of an insured to fulfill its contractual obligations. The Company actively seeks to mitigate this exposure to loss through disciplined risk selection, adherence to underwriting standards and ongoing monitoring of contractor progress in significant construction projects. The volatility of surety losses is generally related to the type of business performed by the bonded party, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the surety company to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of a bonded party’s assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by the bonded party and due to the surety company (e.g., salvage and subrogation efforts), the results of financial restructuring of a bonded party and the availability and cost of replacement contractors, labor and materials.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -10% (averaging -21%) for the Company, and from -21% to 0% (averaging -14%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.
In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.
The Company’s change in reserve estimate for this product line was -26% for 2023, -30% for 2022 and -27% for 2021. The 2023 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2021 and 2022. The 2022 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2019 and 2021. The 2021 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2017 and 2020.

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
•Litigation trends
•Increases in attorney involvement in, or impact on, claims
•Frequency of claims with payment capped by policy limits
•Change in frequency trends, including the impact of changes in driving behavior and customer coverage elections
•Change in average severity of accidents, or proportion of severe accidents, including the impact of inflation, changes in driving behavior and the involvement of pedestrians
•Changes in auto technology, including safety features
•Subrogation opportunities
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -4% to 3% (averaging -1%) for the Company, and from -2% to 4% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was 0% for 2023, 0% for 2022 and -4% for 2021. In 2023, better than expected loss experience for physical damage coverages for accident years 2021 and 2022 was largely offset by higher than expected loss experience for liability coverages for accident years 2020 and 2021. In 2022, higher than expected loss experience for liability coverages for accident year 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident years 2018 through 2020. The 2021 change primarily reflected better than expected loss experience for liability and physical damage coverages for accident years 2017 through 2020.

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
Historically, the one-year change in the reserve estimate for this product line (excluding Personal Insurance Other, which for statutory reporting purposes is included with other lines of business) over the last nine years has varied from -28% to 3% (averaging -7%) for the Company, and from -5% to 2% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal homeowners and other reserves represent approximately 5% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line (excluding Personal Insurance Other) was -9% for 2023, -2% for 2022 and -9% for 2021. The 2023 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2017 through 2022. The 2022 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2018 through 2020. The 2021 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2016 through 2018 and 2020.
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

FORWARD-LOOKING STATEMENTS
This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “probably,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “ensures,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:
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

•the Company’s cybersecurity policies and practices;
•new product offerings;
•the impact of developments in the tort environment, such as increased attorney involvement in insurance claims;
•the impact of developments in the geopolitical environment;
•the impact of a U.S. government shutdown; and
•the impact of the Company’s acquisition of Corvus Insurance Holdings, Inc.
The Company cautions investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.
For a discussion of some of the factors that could cause actual results to differ, see “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are managed as of December 31, 2023. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company’s investment portfolio at December 31, 2023 and 2022 was $88.81 billion and $80.45 billion, respectively, of which 87% and 89%, respectively, was invested in fixed maturity securities. At December 31, 2023 and 2022, approximately 7.2% and 7.0%, respectively, of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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
The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 4.1% and 4.2% of the total invested assets at December 31, 2023 and 2022, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% and 2.2% of total invested assets at December 31, 2023 and 2022, respectively. Invested assets denominated in other currencies at December 31, 2023 and 2022 were not material.
There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2023 compared to the year ended December 31, 2022. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
Interest Rate Risk
In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities and debt and derivative financial instruments. The primary market risk to the Company’s market sensitive instruments is interest rate risk (inclusive of credit spreads). The sensitivity analysis model uses various basis point changes in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2023 and 2022.
For debt, the change in fair value is determined by calculating hypothetical December 31, 2023 and 2022 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.58 billion and $2.68 billion based on a 100 basis point increase in interest rates at December 31, 2023 and 2022, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $638 million and $563 million at December 31, 2023 and 2022, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company’s claims and claim adjustment expense reserves balance at December 31, 2023 was $61.6 billion.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process for claims and claim adjustment expense reserves. This included controls related to the actuarial analyses and the determination of the Company’s estimate of the claims and claim adjustment expense reserves. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the assumptions and methodologies underlying the Company’s claims and claim adjustment expense reserve estimate
•evaluating the Company’s estimates by performing independent analyses of claims and claim adjustment expense reserves for certain lines of business
•assessing the Company’s internally prepared actuarial analyses in comparison to the Company’s internal experience and related industry trends for selected other lines of business
•developing an overall range of reserve estimates and assessing the position of the Company’s recorded reserve relative to the range.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1994.
New York, New York
February 15, 2024

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2023	2022	2021
Revenues
Premiums	$37,761	$33,763	$30,855
Net investment income	2,922	2,562	3,033
Fee income	433	412	402
Net realized investment gains (losses)	(105)	(204)	171
Other revenues	353	351	355
Total revenues	41,364	36,884	34,816
Claims and expenses
Claims and claim adjustment expenses	26,215	22,854	20,298
Amortization of deferred acquisition costs	6,226	5,515	5,043
General and administrative expenses	5,176	4,810	4,677
Interest expense	376	351	340
Total claims and expenses	37,993	33,530	30,358
Income before income taxes	3,371	3,354	4,458
Income tax expense	380	512	796
Net income	$2,991	$2,842	$3,662
Net income per share
Basic	$12.93	$11.91	$14.63
Diluted	$12.79	$11.77	$14.49
Weighted average number of common shares outstanding
Basic	229.7	237.0	248.5
Diluted	232.2	239.7	250.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended December 31,	2023	2022	2021
Net income	$2,991	$2,842	$3,662
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,249	(9,276)	(2,115)
Having credit losses recognized in the consolidated statement of income	1	(4)	—
Net changes in benefit plan assets and obligations	106	(87)	455
Net changes in unrealized foreign currency translation	138	(273)	(11)
Other comprehensive income (loss) before income taxes	2,494	(9,640)	(1,671)
Income tax expense (benefit)	520	(2,002)	(362)
Other comprehensive income (loss), net of taxes	1,974	(7,638)	(1,309)
Comprehensive income (loss)	$4,965	$(4,796)	$2,353

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2023	2022
Assets
Fixed maturities, available for sale, at fair value (amortized cost $81,781 and $77,380; allowance for expected credit losses of $5 and $3)	$77,807	$71,160
Equity securities, at fair value (cost $553 and $747)	608	807
Real estate investments	959	952
Short-term securities	5,137	3,470
Other investments	4,299	4,065
Total investments	88,810	80,454
Cash	650	799
Investment income accrued	688	650
Premiums receivable (net of allowance for expected credit losses of $69 and $77)	10,282	8,922
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $118 and $132)	8,143	8,063
Ceded unearned premiums	1,150	1,024
Deferred acquisition costs	3,306	2,836
Deferred taxes	1,504	1,877
Contractholder receivables (net of allowance for expected credit losses of $20 and $17)	3,249	3,579
Goodwill	3,976	3,952
Other intangible assets	277	287
Other assets	3,943	3,274
Total assets	$125,978	$115,717
Liabilities
Claims and claim adjustment expense reserves	$61,627	$58,649
Unearned premium reserves	20,872	18,240
Contractholder payables	3,269	3,596
Payables for reinsurance premiums	518	419
Debt	8,031	7,292
Other liabilities	6,740	5,961
Total liabilities	101,057	94,157
Shareholders’ equity
Common stock (1,750.0 shares authorized; 228.2 and 232.1 shares issued and outstanding)	24,906	24,565
Retained earnings	45,591	43,516
Accumulated other comprehensive loss	(4,471)	(6,445)
Treasury stock, at cost (559.2 and 553.5 shares)	(41,105)	(40,076)
Total shareholders’ equity	24,921	21,560
Total liabilities and shareholders’ equity	$125,978	$115,717

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2023	2022	2021
Common stock
Balance, beginning of year	$24,565	$24,154	$23,743
Employee share-based compensation	125	227	247
Compensation amortization under share-based plans and other changes	216	184	164
Balance, end of year	24,906	24,565	24,154
Retained earnings
Balance, beginning of year	43,516	41,555	38,771
Net income	2,991	2,842	3,662
Dividends	(915)	(880)	(876)
Other	(1)	(1)	(2)
Balance, end of year	45,591	43,516	41,555
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(6,445)	1,193	2,502
Other comprehensive income (loss)	1,974	(7,638)	(1,309)
Balance, end of year	(4,471)	(6,445)	1,193
Treasury stock, at cost
Balance, beginning of year	(40,076)	(38,015)	(35,815)
Treasury stock acquired — share repurchase authorizations	(965)	(2,000)	(2,156)
Net shares acquired related to employee share-based compensation plans	(64)	(61)	(44)
Balance, end of year	(41,105)	(40,076)	(38,015)
Total shareholders’ equity	$24,921	$21,560	$28,887
Common shares outstanding
Balance, beginning of year	232.1	241.2	252.4
Treasury stock acquired — share repurchase authorizations	(5.4)	(11.6)	(13.9)
Net shares issued under employee share-based compensation plans	1.5	2.5	2.7
Balance, end of year	228.2	232.1	241.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2023	2022	2021
Cash flows from operating activities
Net income	$2,991	$2,842	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	105	204	(171)
Depreciation and amortization	722	826	870
Deferred federal income tax expense (benefit)	(163)	(186)	62
Amortization of deferred acquisition costs	6,226	5,515	5,043
Equity in income from other investments	(157)	(336)	(993)
Premiums receivable	(1,341)	(877)	(258)
Reinsurance recoverables	(63)	344	(101)
Deferred acquisition costs	(6,689)	(5,824)	(5,227)
Claims and claim adjustment expense reserves	2,843	2,050	2,388
Unearned premium reserves	2,590	1,862	1,249
Other	647	45	750
Net cash provided by operating activities	7,711	6,465	7,274
Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,371	6,837	8,852
Proceeds from sales of investments:
Fixed maturities	4,981	5,657	3,165
Equity securities	138	138	102
Real estate investments	—	10	31
Other investments	255	302	427
Purchases of investments:
Fixed maturities	(15,690)	(15,908)	(18,153)
Equity securities	(105)	(136)	(407)
Real estate investments	(67)	(41)	(28)
Other investments	(495)	(574)	(520)
Net sales (purchases) of short-term securities	(1,664)	355	1,671
Securities transactions in the course of settlement	(83)	21	(19)
Acquisitions, net of cash acquired	—	(4)	(38)
Other	(462)	(385)	(279)
Net cash used in investing activities	(6,821)	(3,728)	(5,196)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(958)	(2,000)	(2,156)
Treasury stock acquired — net employee share-based compensation	(64)	(61)	(44)
Dividends paid to shareholders	(908)	(875)	(869)
Issuance of debt	738	—	739
Issuance of common stock — employee share options	141	267	293
Net cash used in financing activities	(1,051)	(2,669)	(2,037)
Effect of exchange rate changes on cash	12	(30)	(1)
Net increase (decrease) in cash	(149)	38	40
Cash at beginning of year	799	761	721
Cash at end of year	$650	$799	$761
Supplemental disclosure of cash flow information
Income taxes paid	$201	$817	$707
Interest paid	$370	$349	$337

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company).  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  All material intercompany transactions and balances have been eliminated. To the extent that the Company changes its accounting for or presentation of items in the financial statements, the presentation of such amounts in prior periods is changed to conform to the current period presentation, if appropriate, and a disclosure is provided, if material.
On November 3, 2023, the Company announced an agreement to acquire Corvus Insurance Holdings, Inc. (Corvus), a cyber insurance managing general underwriter. On January 2, 2024, the Company completed its acquisition of all issued and outstanding shares of Corvus for consideration transferred of approximately $426 million. The Company funded this transaction from internal resources.

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
As a result of the reviews performed for the years ended December 31, 2023, 2022 and 2021, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2023 and 2022, the Company had a liability of $183 million and $177 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $26 million and $17 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2023, 2022 and 2021.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $77 million and $69 million at December 31, 2023 and 2022, respectively.
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
Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as ceded unearned premiums, an asset on the consolidated balance sheet.
Fee Income
Fee income includes revenues from risk and claims management services provided to the Company’s insureds and third-party non-insureds, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income is earned over the policy period for the services provided to the Company’s insureds, and either over the contract period or as the Company completes its service obligations for the services provided to third-party non-insureds.
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
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Oil & Gas, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
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
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property. National Property and Other also provides insurance coverage for the commercial trucking industry through Northland Transportation and serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations through Agribusiness. National Property and Other also includes commercial property and general liability policies for small, difficult to place commercial business primarily on an excess and surplus lines basis through Northfield, and also offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs.

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
Personal Insurance
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States, as well as in Canada. Personal Insurance’s primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2023
Premiums	$19,144	$3,655	$14,962	$37,761
Net investment income	2,085	328	509	2,922
Fee income	400	—	33	433
Other revenues	232	25	96	353
Total segment revenues (1)	$21,861	$4,008	$15,600	$41,469
Amortization and depreciation	$3,640	$744	$2,558	$6,942
Income tax expense (benefit)	368	227	(103)	492
Segment income (loss) (1)	2,583	942	(128)	3,397
2022
Premiums	$17,095	$3,418	$13,250	$33,763
Net investment income	1,864	258	440	2,562
Fee income	382	—	30	412
Other revenues	248	20	83	351
Total segment revenues (1)	$19,589	$3,696	$13,803	$37,088
Amortization and depreciation	$3,344	$697	$2,293	$6,334
Income tax expense (benefit)	536	195	(90)	641
Segment income (loss) (1)	2,531	908	(140)	3,299
2021
Premiums	$15,734	$3,138	$11,983	$30,855
Net investment income	2,265	247	521	3,033
Fee income	375	—	27	402
Other revenues	235	23	97	355
Total segment revenues (1)	$18,609	$3,408	$12,628	$34,645
Amortization and depreciation	$3,180	$643	$2,084	$5,907
Income tax expense	499	165	179	843
Segment income (1)	2,385	668	760	3,813
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2023	2022	2021
Business Insurance:
Domestic:
Select Accounts	$3,477	$3,099	$2,833
Middle Market	11,045	9,923	8,933
National Accounts	1,135	1,085	987
National Property and Other	3,008	2,467	2,265
Total Domestic	18,665	16,574	15,018
International	1,765	1,061	1,074
Total Business Insurance	20,430	17,635	16,092
Bond & Specialty Insurance:
Domestic:
Management Liability	2,156	2,112	1,983
Surety	1,147	1,081	888
Total Domestic	3,303	3,193	2,871
International	539	539	505
Total Bond & Specialty Insurance	3,842	3,732	3,376
Personal Insurance:
Domestic:
Automobile	7,330	6,482	5,827
Homeowners and Other	7,949	6,916	5,980
Total Domestic	15,279	13,398	11,807
International	650	649	684
Total Personal Insurance	15,929	14,047	12,491
Total consolidated net written premiums	$40,201	$35,414	$31,959

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2023	2022	2021
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,467	$3,425	$3,227
Commercial automobile	3,215	2,976	2,855
Commercial property	3,154	2,611	2,275
General liability	3,146	2,875	2,576
Commercial multi-peril	4,686	4,109	3,667
Other	76	76	65
Total Domestic	17,744	16,072	14,665
International	1,400	1,023	1,069
Total Business Insurance	19,144	17,095	15,734
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,290	1,173	1,091
General liability	1,639	1,556	1,415
Other	225	222	220
Total Domestic	3,154	2,951	2,726
International	501	467	412
Total Bond & Specialty Insurance	3,655	3,418	3,138
Personal Insurance:
Domestic
Automobile	6,923	6,170	5,687
Homeowners and Other	7,404	6,426	5,608
Total Domestic	14,327	12,596	11,295
International	635	654	688
Total Personal Insurance	14,962	13,250	11,983
Total earned premiums	37,761	33,763	30,855
Net investment income	2,922	2,562	3,033
Fee income	433	412	402
Other revenues	353	351	355
Total segment revenues	41,469	37,088	34,645
Net realized investment gains (losses)	(105)	(204)	171
Total revenues	$41,364	$36,884	$34,816
Income reconciliation, net of tax
Total segment income	$3,397	$3,299	$3,813
Interest Expense and Other (1)	(325)	(301)	(291)
Core income	3,072	2,998	3,522
Net realized investment gains (losses)	(81)	(156)	132
Impact of changes in tax laws and/or tax rates (2)	—	—	8
Net income	$2,991	$2,842	$3,662
______________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $297 million, $277 million and $269 million in 2023, 2022 and 2021, respectively.
(2)    Impact is recognized in the accounting period in which the change is enacted.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2023	2022
Asset reconciliation:
Business Insurance	$93,565	$86,522
Bond & Specialty Insurance	11,478	10,119
Personal Insurance	20,072	18,275
Total assets for reportable segments	125,115	114,916
Other assets (1)	863	801
Total consolidated assets	$125,978	$115,717
___________________________________________
(1)    The primary components of other assets at both December 31, 2023 and 2022, were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2023	2022	2021
U.S.	$39,086	$34,822	$32,596
Non-U.S.:
Canada	1,281	1,300	1,351
Other Non-U.S.	997	762	869
Total Non-U.S.	2,278	2,062	2,220
Total revenues	$41,364	$36,884	$34,816

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2023, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,591	$—	$8	$231	$6,368
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,374	—	90	1,265	17,199
Revenue	9,748	—	52	616	9,184
State general obligation	1,209	—	7	59	1,157
Pre-refunded	963	—	5	2	966
Total obligations of U.S. states, municipalities and political subdivisions	30,294	—	154	1,942	28,506
Debt securities issued by foreign governments	1,035	—	2	31	1,006
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	—	120	176	7,818
Corporate and all other bonds	35,987	5	187	2,060	34,109
Total	$81,781	$5	$471	$4,440	$77,807

	Amortized	Allowance for Expected Credit Losses	Gross Unrealized		Fair
(at December 31, 2022, in millions)	Cost		Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,798	$—	$3	$363	$5,438
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,615	—	33	1,825	17,823
Revenue	11,076	—	29	907	10,198
State general obligation	1,104	—	3	88	1,019
Pre-refunded	2,323	—	17	1	2,339
Total obligations of U.S. states, municipalities and political subdivisions	34,118	—	82	2,821	31,379
Debt securities issued by foreign governments	1,049	—	—	55	994
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,178	—	13	200	1,991
Corporate and all other bonds	34,237	3	37	2,913	31,358
Total	$77,380	$3	$135	$6,352	$71,160

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

(at December 31, 2023, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,004	$4,965
Due after 1 year through 5 years	25,328	24,592
Due after 5 years through 10 years	21,407	19,740
Due after 10 years	22,168	20,692
	73,907	69,989
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	7,818
Total	$81,781	$77,807
Pre-refunded bonds of $966 million and $2.34 billion at December 31, 2023 and 2022, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2023 and 2022 included $7.82 billion and $1.99 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2023 and 2022 were $6.23 billion and $922 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.59 billion and $1.07 billion at December 31, 2023 and 2022, respectively. Approximately 33% and 40% of the Company’s CMO holdings at December 31, 2023 and 2022, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.07 billion and $647 million of non-guaranteed CMO holdings at December 31, 2023 and 2022, respectively, was “Aaa" and "Aaa/Aa1”, respectively. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.04 billion and $1.14 billion, respectively, which are included in “Corporate and all other bonds” in the tables above.  At December 31, 2023 and 2022, approximately $116 million and $131 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $922 million and $1.01 billion of non-guaranteed securities at December 31, 2023 and 2022, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa” at both December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company had $421 million and $445 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from the sales of fixed maturities classified as available for sale were $4.98 billion, $5.66 billion and $3.17 billion in 2023, 2022 and 2021, respectively. Gross gains of $26 million, $27 million and $74 million and gross losses of $119 million, $99 million and $5 million were realized on those sales in 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, the Company’s insurance subsidiaries had $4.04 billion and $3.94 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $54 million and $53 million at December 31, 2023 and 2022, respectively.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $31 million and $28 million held by a wholly-owned subsidiary at December 31, 2023 and 2022, respectively, and $85 million and $58

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
million held by TRV at December 31, 2023 and 2022, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$508	$93	$41	$560
Non-redeemable preferred stock	45	3	—	48
Total	$553	$96	$41	$608

(at December 31, 2022, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$706	$89	$32	$763
Non-redeemable preferred stock	41	3	—	44
Total	$747	$92	$32	$807
The Company recognized $16 million and $(61) million of net gains (losses) on equity securities still held as of December 31, 2023 and 2022, respectively.
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
Proceeds from the sales of real estate investments were $0 million in 2023, $10 million in 2022 and $31 million in 2021. Gains of $4 million and $8 million were realized on those sales in 2022 and 2021, respectively. Net realized investment gains (losses) in 2023 and 2022 included $9 million and $12 million, respectively, of impairment charges related to real estate. Accumulated depreciation on real estate held for investment purposes was $556 million and $519 million at December 31, 2023 and 2022, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $138 million, $114 million, $87 million, $67 million and $48 million for 2024, 2025, 2026, 2027 and 2028, respectively, and $69 million for 2029 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 25 days to maturity at December 31, 2023.  The amortized cost of these securities, which totaled $5.14 billion and $3.47 billion at December 31, 2023 and 2022, respectively, approximated their fair value.
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
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at December 31, 2023 and 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at December 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,864	$7	$2,985	$224	$4,849	$231
Obligations of U.S. states, municipalities and political subdivisions	3,868	31	14,351	1,911	18,219	1,942
Debt securities issued by foreign governments	30	—	763	31	793	31
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,215	9	1,433	167	2,648	176
Corporate and all other bonds	1,016	9	26,444	2,051	27,460	2,060
Total	$7,993	$56	$45,976	$4,384	$53,969	$4,440

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2022, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,835	$100	$1,679	$263	$4,514	$363
Obligations of U.S. states, municipalities and political subdivisions	19,251	1,975	3,134	846	22,385	2,821
Debt securities issued by foreign governments	604	22	367	33	971	55
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,414	128	316	72	1,730	200
Corporate and all other bonds	24,080	1,635	6,096	1,278	30,176	2,913
Total	$48,184	$3,860	$11,592	$2,492	$59,776	$6,352
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at December 31, 2023 and December 31, 2022, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	2	31	642	675
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	3	22	25	51
Total	$1	$5	$53	$667	$726

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
Impairment Charges
Credit impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2023	2022	2021
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$12	$—
Obligations of U.S. states, municipalities and political subdivisions	1	14	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
Corporate and all other bonds	2	—	2
Total fixed maturities	$3	$26	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Twelve Months Ended December 31, 2023	At and For the Twelve Months Ended December 31, 2022

Balance, beginning of period	$3	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	1	—
Additions for expected credit losses on securities where credit losses were previously recognized	1	1
Reductions due to sales/defaults of credit-impaired securities	—	(1)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$5	$3
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income, were $12 million, $38 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net realized investment gains (losses) in 2023 and 2022 included $9 million and $12 million, respectively, of realized losses related to real estate. Credit losses related to the fixed maturity portfolio for 2023 and 2022 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both December 31, 2023 and 2022.
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
At December 31, 2023 and 2022, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $982 million and $930 million at December 31, 2023 and 2022, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Net Investment Income

(for the year ended December 31, in millions)	2023	2022	2021
Gross investment income
Fixed maturities	$2,472	$2,113	$1,989
Equity securities	18	17	19
Short-term securities	241	73	7
Real estate investments	64	66	59
Other investments	171	336	999
Gross investment income	2,966	2,605	3,073
Investment expenses	44	43	40
Net investment income	$2,922	$2,562	$3,033
Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2023	2022	2021
Changes in net unrealized investment gains (losses)
Fixed maturities	$2,248	$(9,279)	$(2,113)
Other investments	2	(1)	(2)
Change in net pre-tax unrealized gains (losses) on investment securities	2,250	(9,280)	(2,115)
Related tax expense (benefit)	481	(1,967)	(456)
Change in net unrealized gains (losses) on investment securities	1,769	(7,313)	(1,659)
Balance, beginning of year	(4,898)	2,415	4,074
Balance, end of year	$(3,129)	$(4,898)	$2,415
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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2023 and 2022.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions related to the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $37 million and $371 million for these investments at December 31, 2023 and 2022, respectively, in the amounts disclosed in Level 3.
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $18 million and $15 million fair value of these investments at December 31, 2023 and 2022, respectively, was disclosed in Level 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	$6,368	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,506	—	28,506	—
Debt securities issued by foreign governments	1,006	—	1,006	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	—	7,818	—
Corporate and all other bonds	34,109	—	33,851	258
Total fixed maturities	77,807	6,368	71,181	258
Equity securities
Common stock	560	553	—	7
Non-redeemable preferred stock	48	16	2	30
Total equity securities	608	569	2	37
Other investments	18	18	—	—
Total	$78,433	$6,955	$71,183	$295

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,438	$5,438	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,379	—	31,379	—
Debt securities issued by foreign governments	994	—	994	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,991	—	1,991	—
Corporate and all other bonds	31,358	—	31,055	303
Total fixed maturities	71,160	5,438	65,419	303
Equity securities
Common stock	763	418	—	345
Non-redeemable preferred stock	44	15	3	26
Total equity securities	807	433	3	371
Other investments	16	15	—	1
Total	$71,983	$5,886	$65,422	$675

Other liabilities	$2	$—	$—	$2
Transfers out of Level 3 during the year ended December 31, 2023 included $182 million of privately held common stock that the Company exchanged during the first quarter of 2023 for shares in an investment that is reported using the equity method of accounting (and as a result is excluded from the December 31, 2023 table above), and $151 million of common stock in a company that had been privately held but became publicly traded during the second quarter of 2023, valued using an unadjusted

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
quoted market price and now disclosed in Level 1. There was no other significant activity in Level 3 of the hierarchy during the year ended December 31, 2023.
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2023 and 2022.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2022	$303	$371	$1	$675
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	(1)	(5)	—	(6)
Reported in other comprehensive income (loss)	6	—	—	6
Purchases, sales and settlements/maturities:
Purchases	25	4	—	29
Sales	—	—	(1)	(1)
Settlements/maturities	(26)	—	—	(26)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(49)	(333)	—	(382)
Balance at December 31, 2023	$258	$37	$—	$295
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—	$—
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2021	$248	$343	$5	$596
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	1	33	2	36
Reported in other comprehensive income (loss)	(13)	—	—	(13)
Purchases, sales and settlements/maturities:
Purchases	226	7	—	233
Sales	—	—	(1)	(1)
Settlements/maturities	(55)	—	(2)	(57)
Gross transfers into Level 3	—	3	—	3
Gross transfers out of Level 3	(104)	(15)	(3)	(122)
Balance at December 31, 2022	$303	$371	$1	$675
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$33	$1	$34
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

(at December 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,137	$5,137	$1,171	$3,912	$54
Financial liabilities:
Debt	$7,931	$7,645	$—	$7,645	$—
Commercial paper	100	100	—	100	—

(at December 31, 2022, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,470	$3,470	$871	$2,546	$53
Financial liabilities:
Debt	$7,192	$6,509	$—	$6,509	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2023 and 2022.

5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at December 31, 2023 and 2022, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2023 and 2022.

	At and For the Twelve Months Ended December 31, 2023		At and For the Twelve Months Ended December 31, 2022
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$8,922	$77	$8,085	$107

Current period change for expected credit losses		42		54
Write-offs of uncollectible premiums receivable		50		84
Balance, end of period	$10,282	$69	$8,922	$77
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at December 31, 2023 and 2022, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2023 and 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)

	At and For the Twelve Months Ended December 31, 2023		At and For the Twelve Months Ended December 31, 2022
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,063	$132	$8,452	$141

Current period change for estimated uncollectible reinsurance		(14)		(9)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,143	$118	$8,063	$132
Of the total reinsurance recoverables at December 31, 2023, $5.74 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at December 31, 2023 and 2022, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2023 and 2022.

	At and For the Twelve Months Ended December 31, 2023		At and For the Twelve Months Ended December 31, 2022
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,579	$17	$3,890	$21

Current period change for expected credit losses		3		(3)
Write-offs of uncollectible contractholder receivables		—		1
Balance, end of period	$3,249	$20	$3,579	$17

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
The Company utilizes a corporate catastrophe excess-of-loss reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital.  In addition to the coverage provided under this treaty, the Company also utilizes a reinsurance agreement entered into in connection with catastrophe bonds issued by Long Point Re IV to protect against certain weather-related and earthquake losses in the Northeastern United States and a Northeast property catastrophe excess-of-loss reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in Business Insurance (for certain markets) and for Personal Insurance, and several reinsurance treaties specific to its international operations.
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
The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2023	2022	2021
Written premiums
Direct	$40,983	$36,648	$33,180
Assumed	1,989	1,228	1,064
Ceded	(2,771)	(2,462)	(2,285)
Total net written premiums	$40,201	$35,414	$31,959
Earned premiums
Direct	$38,796	$34,948	$31,977
Assumed	1,614	1,145	1,032
Ceded	(2,649)	(2,330)	(2,154)
Total net earned premiums	$37,761	$33,763	$30,855
Percentage of assumed earned premiums to net earned premiums	4.3%	3.4%	3.3%
Ceded claims and claim adjustment expenses incurred	$1,462	$1,187	$1,184
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2023	2022
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,895	$3,792
Gross structured settlements	2,707	2,802
Mandatory pools and associations	1,659	1,601
Gross reinsurance recoverables	8,261	8,195
Allowance for estimated uncollectible reinsurance	(118)	(132)
Net reinsurance recoverables	$8,143	$8,063
Terrorism Risk Insurance Program
The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism.
In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States.  The annual aggregate industry loss minimum under the program is $200 million.  The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors’ and officers’), surety, burglary and theft, and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 80% of subject losses, after an insurer deductible, subject to an annual cap.
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $3.48 billion for 2024.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year.  There have been no terrorism-related losses that have triggered program coverage since the program was established.  Given that the law establishing the program remains untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program.  In addition, application of the program to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislative action could change or eliminate the program.  Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means.  While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(at December 31, in millions)	2023	2022
Business Insurance	$2,585	$2,565
Bond & Specialty Insurance	550	550
Personal Insurance	815	811
Other	26	26
Total	$3,976	$3,952
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$59	$41
Contract-based (1)	204	194	10
Total subject to amortization	304	253	51
Not subject to amortization	226	—	226
Total	$530	$253	$277

(at December 31, 2022, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$96	$48	$48
Contract-based (1)	204	191	13
Total subject to amortization	300	239	61
Not subject to amortization	226	—	226
Total	$526	$239	$287
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
Amortization expense of intangible assets was $12 million, $13 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for all intangible assets subject to amortization is estimated to be $12 million in 2024, $11 million in 2025, $11 million in 2026, $8 million in 2027 and $2 million in 2028. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $2 million in 2024, $2 million in 2025, $1 million in 2026, $1 million in 2027 and $1 million in 2028.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2023	2022
Property-casualty	$61,621	$58,643
Accident and health	6	6
Total	$61,627	$58,649
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2023	2022	2021
Claims and claim adjustment expense reserves at beginning of year	$58,643	$56,897	$54,510
Less reinsurance recoverables on unpaid losses	7,790	8,209	8,153
Net reserves at beginning of year	50,853	48,688	46,357
Estimated claims and claim adjustment expenses for claims arising in the current year	26,159	23,308	20,698
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(38)	(537)	(484)
Total increases	26,121	22,771	20,214
Claims and claim adjustment expense payments for claims arising in:
Current year	10,852	9,406	8,401
Prior years	12,424	10,945	9,470
Total payments	23,276	20,351	17,871
Unrealized foreign exchange loss (gain)	106	(255)	(12)
Net reserves at end of year	53,804	50,853	48,688
Plus reinsurance recoverables on unpaid losses	7,817	7,790	8,209
Claims and claim adjustment expense reserves at end of year	$61,621	$58,643	$56,897
Gross claims and claim adjustment expense reserves at December 31, 2023 increased by $2.98 billion over December 31, 2022, primarily reflecting the impacts of (i) catastrophe losses in 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2023 and (v) net favorable prior year reserve development. Gross claims and claim adjustment expense reserves at December 31, 2022 increased by $1.75 billion over December 31, 2021, primarily reflecting the impacts of (i) higher volumes of insured exposures, (ii) loss cost trends for the current accident year and (iii) catastrophe losses in 2022, partially offset by (iv) claim payments made during 2022 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at December 31, 2023 increased by $27 million over December 31, 2022, primarily reflecting the impact of catastrophe losses in 2023 and a higher level of recoverables from mandatory pools and associations, partially offset by cash collections and a decrease in structured settlements. Reinsurance recoverables on unpaid losses at December 31, 2022 decreased by $419 million from December 31, 2021, primarily reflecting cash collections and decreases in mandatory pools and associations and structured settlements.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at both December 31, 2023 and 2022.  Total reserves net of the discount were $2.68 billion and $2.72 billion, and the related amount of discount was $1.10 billion and $1.12 billion, at December 31, 2023 and 2022, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $45 million, $46 million and $48 million for the years ended December 31, 2023, 2022 and 2021.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2023
In 2023, estimated claims and claim adjustment expenses incurred included $38 million of net favorable development for claims arising in prior years, including $143 million of net favorable prior year reserve development and $45 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance. Net unfavorable prior year reserve development in 2023 totaled $289 million, primarily driven by (i) higher than expected loss experience in the domestic operations’ general liability product line (excluding asbestos) for multiple accident years, including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations, (ii) an addition to asbestos reserves of $284 million and (iii) higher than expected loss experience in the domestic operations’ commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years.
Bond & Specialty Insurance. Net favorable prior year reserve development in 2023 totaled $285 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years.
Personal Insurance. Net favorable prior year reserve development in 2023 totaled $147 million, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years.
2022
In 2022, estimated claims and claim adjustment expenses incurred included $537 million of net favorable development for claims arising in prior years, including $649 million of net favorable prior year reserve development and $46 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance.  Net favorable prior year reserve development in 2022 totaled $381 million, primarily driven by the following:
•Workers’ compensation - better than expected loss experience in domestic operations for multiple accident years;
•Commercial property - better than expected loss experience in domestic operations for recent accident years; and
•Commercial multi-peril (excluding asbestos and environmental) - better than expected loss experience in domestic operations for recent accident years;
Partially offset by:
•Asbestos reserves - an addition of $212 million, primarily in the domestic operations’ general liability product line;
•General liability (excluding asbestos and environmental) - higher than expected loss experience in domestic operations for excess coverages for multiple accident years, as well as an increase to general liability reserves in the Company’s run-off operations; and
•Environmental reserves - an addition primarily in the domestic operations’ general liability product line.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
2021
In 2021, estimated claims and claim adjustment expenses incurred included $484 million of net favorable development for claims arising in prior years, including $538 million of net favorable prior year reserve development and $48 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance. Net favorable prior year reserve development in 2021 totaled $173 million, primarily driven by the following:
•Workers’ compensation - better than expected loss experience in domestic operations for multiple accident years;
•Commercial property - better than expected loss experience in domestic operations for recent accident years;
•International - better than expected loss experience for recent accident years; and
•Commercial automobile - better than expected loss experience in domestic operations for recent accident years;
Partially offset by:
•Asbestos reserves - an addition of $225 million, primarily in the domestic operations’ general liability product line;
•Other reserves - an addition related to run-off operations; and
•Environmental reserves - an addition primarily in the domestic operations’ general liability product line.
Bond & Specialty Insurance.  Net favorable prior year reserve development in 2021 totaled $105 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for management liability coverages for multiple accident years.
Personal Insurance.  Net favorable prior year reserve development in 2021 totaled $260 million, primarily driven by better than expected loss experience in domestic operations’ in both the homeowners and other and automobile product lines for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2023.

(at December 31, 2023, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$10,251	$(132)	$10,119	$1,052	$11,171
Commercial property	1,160	—	1,160	464	1,624
Commercial multi-peril	5,205	—	5,205	207	5,412
Commercial automobile	4,263	—	4,263	299	4,562
Workers’ compensation (1)	16,104	(912)	15,192	614	15,806
Bond & Specialty Insurance
General liability	2,432	—	2,432	276	2,708
Fidelity and surety	611	—	611	24	635
Personal Insurance
Automobile	4,095	—	4,095	345	4,440
Homeowners (excluding Other)	2,439	—	2,439	64	2,503
International - Canada	765	—	765	18	783
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	47,325	(1,044)	46,281	3,363	49,644
Other insurance contracts (2)	4,753	(4)	4,749	1,814	6,563
Unallocated loss adjustment expense reserves	2,689	—	2,689	14	2,703
Structured settlements (3)	—	—	—	2,663	2,663
Other	85	—	85	(37)	48
Total property-casualty	54,852	(1,048)	53,804	7,817	61,621
Accident and health	—	—	—	6	6
Total	$54,852	$(1,048)	$53,804	$7,823	$61,627
___________________________________________
(1)Net discount amount includes discount of $48 million on reinsurance recoverables for long-term disability and annuity claim payments.
(2)Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.
(3)Includes structured settlements in cases where the Company did not receive a release from the claimant.
(4)Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2023 were $8.14 billion.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2023	Cumulative Number of Reported Claims
2014	$976	$989	$983	$948	$956	$1,013	$988	$979	$971	$968	$70	22,665
2015		998	956	923	967	1,057	1,087	1,072	1,082	1,110	94	21,845
2016			1,075	1,058	1,087	1,187	1,204	1,179	1,185	1,183	116	20,755
2017				1,133	1,143	1,196	1,234	1,226	1,243	1,288	151	19,578
2018					1,253	1,312	1,344	1,395	1,477	1,530	195	19,870
2019						1,447	1,486	1,498	1,567	1,706	362	19,232
2020							1,467	1,493	1,470	1,577	496	16,317
2021								1,591	1,589	1,628	780	14,682
2022									1,696	1,736	1,079	16,311
2023										1,998	1,789	11,949
									Total	$14,724

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2014	$37	$163	$321	$515	$640	$750	$805	$832	$849	$868
2015		36	137	336	558	740	828	875	927	975
2016			35	191	421	649	758	858	951	991
2017				40	180	378	552	724	914	1,029	Liability for Claims
2018					42	202	441	709	939	1,146	And Allocated Claim
2019						51	233	482	816	1,074	Adjustment Expenses,
2020							61	244	458	770	Net of Reinsurance
2021								67	231	493
2022									81	302	2014 -	Before
2023										54	2023	2014
									Total	$7,702	$7,022	$3,229
										Total net liability		$10,251

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.4%	11.3%	16.1%	18.5%	13.7%	11.2%	6.7%	3.6%	3.1%	2.0%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
2019	$1,069	$1,034	$1,031	$1,039	$1,031	$2	25,453
2020		1,107	1,025	1,005	993	32	25,692
2021			1,236	1,190	1,190	(11)	25,743
2022				1,309	1,369	(15)	28,594
2023					1,268	160	25,396
				Total	$5,851

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2019	$610	$957	$1,001	$1,012	$1,013	Adjustment Expenses,
2020		580	857	907	932	Net of Reinsurance
2021			645	1,068	1,141
2022				624	1,113	2019 -	Before
2023					614	2023	2019
				Total	$4,813	$1,038	$122
					Total net liability		$1,160

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	53.2%	33.2%	5.2%	1.8%	—%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
2014	$1,663	$1,627	$1,625	$1,617	$1,626	$1,627	$1,627	$1,622	$1,619	$1,619	$18	78,565
2015		1,568	1,625	1,593	1,597	1,606	1,593	1,584	1,571	1,563	18	72,444
2016			1,662	1,623	1,598	1,590	1,601	1,587	1,579	1,578	29	69,551
2017				1,872	1,928	1,956	1,919	1,935	1,943	1,930	61	72,592
2018					1,976	2,114	2,092	2,112	2,121	2,127	76	79,965
2019						2,017	2,087	2,089	2,103	2,103	114	68,272
2020							2,142	2,141	2,126	2,111	310	70,349
2021								2,164	2,097	2,097	357	57,321
2022									2,502	2,533	550	52,447
2023										2,781	1,080	44,311
									Total	$20,442

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2014	$628	$956	$1,154	$1,328	$1,448	$1,512	$1,544	$1,560	$1,577	$1,589
2015		595	970	1,144	1,310	1,409	1,452	1,489	1,512	1,523
2016			585	950	1,133	1,278	1,373	1,437	1,477	1,510
2017				716	1,199	1,388	1,531	1,674	1,763	1,815	Liability for Claims
2018					792	1,302	1,500	1,669	1,815	1,917	And Allocated Claim
2019						707	1,187	1,423	1,628	1,801	Adjustment Expenses,
2020							791	1,180	1,373	1,547	Net of Reinsurance
2021								744	1,206	1,437
2022									817	1,476	2014 -	Before
2023										935	2023	2014
									Total	$15,550	$4,892	$313
										Total net liability		$5,205

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	36.1%	22.9%	10.7%	9.1%	7.0%	4.0%	2.4%	1.6%	0.8%	0.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
2019	$1,835	$1,951	$1,976	$1,992	$2,041	$90	207,380
2020		1,788	1,677	1,621	1,558	180	143,035
2021			1,741	1,757	1,786	323	148,739
2022				1,939	2,040	636	158,945
2023					2,245	1,238	149,934
				Total	$9,670

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2019	$539	$934	$1,269	$1,577	$1,794	Adjustment Expenses,
2020		437	696	958	1,192	Net of Reinsurance
2021			453	800	1,135
2022				540	966	2019 -	Before
2023					589	2023	2019
				Total	$5,676	$3,994	$269
					Total net liability		$4,263

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	26.5%	19.1%	17.3%	15.1%	10.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
2014	$2,554	$2,553	$2,547	$2,476	$2,430	$2,393	$2,352	$2,336	$2,277	$2,234	$300	131,666
2015		2,644	2,585	2,505	2,441	2,372	2,279	2,220	2,155	2,097	349	131,239
2016			2,768	2,690	2,569	2,473	2,372	2,300	2,235	2,151	315	132,006
2017				2,779	2,681	2,584	2,483	2,439	2,342	2,243	403	129,555
2018					2,744	2,687	2,599	2,503	2,416	2,318	478	126,699
2019						2,680	2,714	2,699	2,632	2,521	566	120,548
2020							2,559	2,530	2,433	2,271	670	96,891
2021								2,356	2,349	2,294	721	95,329
2022									2,293	2,294	966	102,371
2023										2,373	1,386	88,578
									Total	$22,796

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2014	$455	$944	$1,224	$1,399	$1,505	$1,581	$1,634	$1,672	$1,703	$1,728
2015		430	893	1,154	1,310	1,411	1,470	1,520	1,547	1,574
2016			421	873	1,118	1,272	1,367	1,433	1,486	1,522
2017				433	890	1,154	1,314	1,418	1,490	1,544	Liability for Claims
2018					440	919	1,169	1,330	1,440	1,516	And Allocated Claim
2019						466	951	1,229	1,402	1,518	Adjustment Expenses,
2020							389	794	1,017	1,164	Net of Reinsurance
2021								427	848	1,076
2022									388	830	2014 -	Before
2023										444	2023	2014
									Total	$12,916	$9,880	$6,224
										Total net liability		$16,104

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	18.9%	20.1%	11.2%	7.1%	4.7%	3.1%	2.4%	1.6%	1.3%	1.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
2014	$549	$571	$563	$518	$473	$452	$450	$449	$451	$453	$15	4,383
2015		528	524	486	437	395	414	413	414	407	15	4,233
2016			512	511	504	520	514	510	511	509	18	4,412
2017				534	517	526	493	524	554	565	46	4,616
2018					530	548	585	595	605	612	62	4,883
2019						588	653	665	670	662	79	5,466
2020							772	753	741	698	145	5,446
2021								812	756	683	256	5,568
2022									803	763	402	4,819
2023										862	605	4,199
									Total	$6,214

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2014	$38	$150	$239	$312	$367	$407	$418	$426	$431	$434
2015		38	141	234	310	338	348	381	383	387
2016			30	141	233	313	378	446	463	472
2017				38	155	262	340	404	450	488	Liability for Claims
2018					49	182	290	383	458	504	And Allocated Claim
2019						51	189	323	410	513	Adjustment Expenses,
2020							52	210	333	447	Net of Reinsurance
2021								78	210	316
2022									69	212	2014 -	Before
2023										90	2023	2014
									Total	$3,863	$2,351	$81
										Total net liability		$2,432

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.4%	21.7%	18.8%	15.6%	11.8%	8.1%	5.1%	1.4%	1.0%	0.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2019	2020	2021	2022	2023	IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2019	$203	$193	$200	$185	$175	$8	896
2020		274	203	219	222	71	805
2021			284	172	93	33	602
2022				310	261	147	715
2023					353	175	682
				Total	$1,104

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2019	$49	$121	$147	$154	$162	Adjustment Expenses,
2020		50	79	110	125	Net of Reinsurance
2021			25	50	57
2022				36	82	2019 -	Before
2023					96	2023	2019
				Total	$522	$582	$29
					Total net liability		$611

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	23.7%	24.7%	12.0%	5.5%	4.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2019	2020	2021	2022	2023	IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2019	$3,362	$3,361	$3,333	$3,339	$3,343	$29	1,033,672
2020		2,829	2,764	2,729	2,717	73	810,855
2021			3,716	3,770	3,751	192	1,000,225
2022				4,755	4,784	511	1,128,273
2023					5,206	1,535	1,009,660
				Total	$19,801

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2019	$1,933	$2,650	$2,958	$3,159	$3,259	Adjustment Expenses,
2020		1,571	2,126	2,411	2,561	Net of Reinsurance
2021			2,062	2,981	3,350
2022				2,683	3,855	2019 -	Before
2023					2,888	2023	2019
				Total	$15,913	$3,888	$207
					Total net liability		$4,095

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	56.4%	22.7%	9.9%	5.8%	3.0%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2019	2020	2021	2022	2023	IBNR Reserves December 31, 2023	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2019	$2,297	$2,344	$2,343	$2,341	$2,334	$—	181,521
2020		3,019	2,967	2,909	2,869	26	221,208
2021			3,463	3,486	3,444	52	233,584
2022				4,277	4,184	167	233,740
2023					5,171	1,367	233,201
				Total	$18,002

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2019	$1,613	$2,179	$2,269	$2,300	$2,316	Adjustment Expenses,
2020		2,019	2,673	2,755	2,802	Net of Reinsurance
2021			2,334	3,235	3,344
2022				2,537	3,828	2019 -	Before
2023					3,369	2023	2019
				Total	$15,659	$2,343	$96
					Total net liability		$2,439

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	66.6%	26.0%	3.3%	1.5%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2023	Cumulative
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2014	$420	$436	$436	$425	$418	$415	$414	$411	$420	$421	$(3)	52,032
2015		353	353	353	349	351	350	345	345	346	1	44,955
2016			354	401	401	411	411	409	411	412	(3)	45,502
2017				339	374	395	395	395	398	401	2	46,521
2018					431	453	454	459	462	465	3	50,328
2019						436	431	452	454	456	6	47,916
2020							340	327	314	308	24	30,036
2021								342	329	321	41	28,042
2022									379	388	59	32,872
2023										446	106	30,774
									Total	$3,964

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2014	$186	$260	$296	$324	$355	$376	$393	$407	$411	$416
2015		158	221	249	277	301	315	329	336	339
2016			207	278	303	337	360	377	390	396
2017				178	252	291	314	340	361	375	Liability for Claims
2018					215	299	333	372	403	420	And Allocated Claim
2019						212	283	319	357	387	Adjustment Expenses,
2020							141	190	214	233	Net of Reinsurance
2021								126	185	214
2022									165	239	2014 -	Before
2023										200	2023	2014
									Total	$3,219	$745	$20
										Total net liability		$765

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	45.0%	17.6%	8.0%	7.4%	6.7%	4.5%	3.6%	2.3%	0.8%	1.2%
The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2023 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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
Asbestos and Environmental Reserves
At December 31, 2023 and 2022, the Company’s claims and claim adjustment expense reserves included $1.76 billion and $1.68 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
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
In the third quarter of 2023, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. The number of policyholders with open asbestos claims was relatively flat compared to 2022, while net asbestos payments were slightly lower

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
than 2022. Payments on behalf of these policyholders continue to be influenced by an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally primary targets of asbestos litigation.
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
The completion of these reviews and analyses in 2023, 2022 and 2021 resulted in $284 million, $212 million and $225 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates. Over the past decade, the property and casualty insurance industry, including the Company, has experienced net unfavorable prior year reserve development with regard to asbestos reserves, but the Company believes that over that period there has been a reduction in the volatility associated with the Company’s overall asbestos exposure as the overall asbestos environment has evolved from one dominated by exposure to significant litigation risks, particularly coverage disputes relating to policyholders in bankruptcy who were asserting that their claims were not subject to the aggregate limits contained in their policies, to an environment primarily driven by a frequency of litigation related to individuals with mesothelioma. The Company’s overall view of the current underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.
Net asbestos paid loss and loss expenses in 2023, 2022 and 2021 were $212 million, $245 million and $221 million, respectively. Approximately 1%, 2% and 9% of total net paid losses in 2023, 2022 and 2021, respectively, related to policyholders with whom the Company entered into settlement agreements that limit those policyholders’ ability to present future claims to the Company.
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
Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated. In addition,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2023, 2022 and 2021, the Company increased its net environmental reserves by $93 million, $132 million and $89 million, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2023	2022
Short-term:
Commercial paper	$100	$100
Total short-term debt	100	100
Long-term:
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
4.30% Senior notes due August 25, 2045	400	400
8.50% Junior subordinated debentures due December 15, 2045	56	56
3.75% Senior notes due May 15, 2046	500	500
8.312% Junior subordinated debentures due July 1, 2046	73	73
4.00% Senior notes due May 30, 2047	700	700
4.05% Senior notes due March 7, 2048	500	500
4.10% Senior notes due March 4, 2049	500	500
2.55% Senior notes due April 27, 2050	500	500
3.05% Senior notes due June 8, 2051	750	750
5.45% Senior notes due May 25, 2053	750	—
Total long-term debt	8,004	7,254
Total debt principal	8,104	7,354
Unamortized fair value adjustment	35	38
Unamortized debt issuance costs	(108)	(100)
Total debt	$8,031	$7,292
2023 Debt Issuance. On May 25, 2023, the Company issued $750 million aggregate principal amount of 5.45% senior notes that will mature on May 25, 2053. The net proceeds of the issuance, after the deduction of the underwriting discount and expenses payable by the Company, totaled approximately $738 million. Interest on the senior notes is payable semi-annually in arrears on May 25 and November 25. Prior to November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding November 25, 2052 on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined in the senior notes), plus 25 basis points. On or after November 25, 2052, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2023 ranged from 4.29% to 5.34%, and in 2022 ranged from 0.10% to 4.29%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $3 million and $1 million for the years ended December 31, 2023 and 2022, respectively.
The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2023	2022
Junior subordinated debentures	7.625%	Dec. 2027	$6	$7	6.147%
	8.500%	Dec. 2045	13	14	6.362%
	8.312%	Jul. 2046	16	17	6.362%
Total			$35	$38
Maturities—Other than commercial paper, the amount of debt obligations that become due in each of the next five years is as follows: 2024, $0; 2025, $0; 2026, $200 million; 2027, $125 million; and 2028, $0.
Credit Agreement
On June 15, 2022, the Company entered into to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that was due to expire on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company’s net worth at March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
stock or certain changes in the composition of the Company’s Board of Directors.  At December 31, 2023, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings.  At December 31, 2023, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
The Company has uncollateralized letters of credit with an aggregate limit of $305 million at December 31, 2023, including $260 million that provides a portion of the capital needed to support the Company’s obligations at Lloyd’s.
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
Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act) and other factors.  In April 2023, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. During 2023, the Company repurchased 5.4 million shares under its share repurchase authorizations, for a total of $965 million. The average cost per share repurchased was $179.95. At December 31, 2023, the Company had $6.04 billion of capacity remaining under its share repurchase authorizations. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
The Company’s Amended and Restated 2004 Stock Incentive Plan, the Amended and Restated 2014 Stock Incentive Plan and the 2023 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the price of certain stock options that were exercised.  During the years ended December 31, 2023 and 2022, the Company acquired $64 million and $61 million, respectively, of its common stock under these plans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
Common shares acquired are reported as treasury stock in the consolidated balance sheet.
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.73 billion is available by the end of 2024 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2024 and/or increase the amount of dividends from its insurance subsidiaries in 2024, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2023 significantly above the level at which any regulatory action would occur. Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written. Each of the Company’s foreign insurance subsidiaries also had capital significantly above their respective regulatory requirements at December 31, 2023.
In addition to the regulatory restrictions on the amount of dividends that can be paid by the Company’s U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company’s shareholders is also limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 9.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2023.
The U.S. insurance subsidiaries paid dividends of $1.17 billion, $2.90 billion and $2.18 billion during 2023, 2022 and 2021, respectively.
For the years ended December 31, 2023, 2022 and 2021, TRV declared cash dividends per common share of $3.93, $3.67 and $3.49, respectively, and paid cash dividends of $908 million, $875 million and $869 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $2.85 billion, $2.62 billion and $3.41 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $25.11 billion and $23.68 billion at December 31, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                     OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2023, 2022 and 2021.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$3,892	$182	$(832)	$(740)	$2,502
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(1,606)	—	278	(9)	(1,337)
Amounts reclassified from AOCI, net of tax	(53)	—	81	—	28
Net OCI, current period	(1,659)	—	359	(9)	(1,309)
Balance, December 31, 2021	2,233	182	(473)	(749)	1,193
OCI before reclassifications, net of tax	(7,387)	(3)	(102)	(256)	(7,748)
Amounts reclassified from AOCI, net of tax	77	—	33	—	110
Net OCI, current period	(7,310)	(3)	(69)	(256)	(7,638)
Balance, December 31, 2022	(5,077)	179	(542)	(1,005)	(6,445)
OCI before reclassifications, net of tax	1,692	1	94	121	1,908
Amounts reclassified from AOCI, net of tax	76	—	(10)	—	66
Net OCI, current period	1,768	1	84	121	1,974
Balance, December 31, 2023	$(3,309)	$180	$(458)	$(884)	$(4,471)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2023	2022	2021
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$2,249	$(9,276)	$(2,115)
Income tax expense (benefit)	481	(1,966)	(456)
Net of taxes	1,768	(7,310)	(1,659)
Having credit losses recognized in the consolidated statement of income	1	(4)	—
Income tax benefit	—	(1)	—
Net of taxes	1	(3)	—
Net changes in benefit plan assets and obligations	106	(87)	455
Income tax expense (benefit)	22	(18)	96
Net of taxes	84	(69)	359
Net changes in unrealized foreign currency translation	138	(273)	(11)
Income tax expense (benefit)	17	(17)	(2)
Net of taxes	121	(256)	(9)
Total other comprehensive income (loss)	2,494	(9,640)	(1,671)
Income tax expense (benefit)	520	(2,002)	(362)
Total other comprehensive income (loss), net of taxes	$1,974	$(7,638)	$(1,309)

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

(for the year ended December 31, in millions)	2023	2022	2021
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$96	$98	$(67)
Income tax (expense) benefit (2)	20	21	(14)
Net of taxes	76	77	(53)
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(5)	17	41
General and administrative expenses (benefit) (3)	(8)	24	61
Total	(13)	41	102
Income tax (expense) benefit (2)	(3)	8	21
Net of taxes	(10)	33	81
Reclassification adjustment related to foreign currency translation (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Total reclassifications	83	139	35
Total income tax benefit	17	29	7
Total reclassifications, net of taxes	$66	$110	$28
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2023	2022	2021
Basic and Diluted
Net income, as reported	$2,991	$2,842	$3,662
Participating share-based awards — allocated income	(22)	(20)	(27)
Net income available to common shareholders — basic and diluted	$2,969	$2,822	$3,635
Common Shares
Basic
Weighted average shares outstanding	229.7	237.0	248.5
Diluted
Weighted average shares outstanding	229.7	237.0	248.5
Weighted average effects of dilutive securities:
Stock options and performance shares	2.5	2.7	2.3
Total	232.2	239.7	250.8
Net income Per Common Share	0
Basic	$12.93	$11.91	$14.63
Diluted	$12.79	$11.77	$14.49

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense (benefit) included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2023	2022	2021
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$477	$636	$659
Foreign	20	97	67
State	7	8	6
Total current tax expense	504	741	732
Deferred expense (benefit):
Federal	(163)	(186)	62
Foreign	39	(43)	2
Total deferred tax expense (benefit)	(124)	(229)	64
Total income tax expense included in the consolidated statement of income	380	512	796
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	520	(2,002)	(362)
Total income tax expense (benefit) included in the consolidated financial statements	$900	$(1,490)	$434
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2023	2022	2021
Income before income taxes
U.S.	$3,122	$3,101	$4,107
Foreign	249	253	351
Total income before income taxes	3,371	3,354	4,458
Effective tax rate
Statutory tax rate	21%	21%	21%
Expected federal income tax expense	708	704	936
Tax effect of:
Nontaxable investment income	(132)	(149)	(147)
Audit reserve	(205)	(40)	1
Other, net	9	(3)	6
Total income tax expense	$380	$512	$796
Effective tax rate	11%	15%	18%
The Company recognized a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
of limitations with respect to a tax item impacted by the repeal of Internal Revenue Code Section 847, which related to the discounting of property-casualty loss reserves. This amount is included in the Audit reserve line in the table above.
The Company paid income taxes of $201 million, $817 million and $707 million during the years ended December 31, 2023, 2022 and 2021, respectively.  The current income tax payable of $285 million at December 31, 2023 was included in other liabilities in the consolidated balance sheet. The current income tax receivable of $32 million at December 31, 2022, was included in other assets in the consolidated balance sheet.
Deferred Tax Asset
The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2023	2022
Deferred tax assets
Investments	$532	$999
Claims and claim adjustment expense reserves	665	660
Unearned premium reserves	772	673
Internally developed software	204	65
Other	258	293
Total gross deferred tax assets	2,431	2,690
Less: valuation allowance	35	27
Adjusted gross deferred tax assets	2,396	2,663
Deferred tax liabilities
Claims and claim adjustment expense reserve discounting (transition rule)	39	58
Deferred acquisition costs	627	539
Intangibles	70	65
Depreciation	125	105
Other	31	19
Total gross deferred tax liabilities	892	786
Net deferred tax asset	$1,504	$1,877
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was an increase of $8 million in 2023, primarily driven by a $7 million increase in the Company’s Canadian subsidiary and an increase of $1 million in the Company’s Republic of Ireland subsidiary.  Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. Any potential U.S. income tax on these amounts is immaterial.
The Organization for Economic Cooperation and Development (OECD) has developed guidance known as base erosion and profit shifting as part of its initiative to address corporate tax planning strategies used by some multinationals to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or no-tax locations. This guidance generally imposes rules with a global minimum tax of 15%, which is expected to be effective in 2024 for several of the jurisdictions in which the Company operates. The Company does not expect to be subject to any global minimum taxes imposed by these rules in 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Net Operating Losses
For tax return purposes, as of December 31, 2023, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  Only the benefits of the United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.  The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$2	2035 - 2036
Canada	$74	2035 - 2043
Republic of Ireland	$123	None
United Kingdom	$248	None
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Balance at January 1	$9	$48
Additions for tax positions of prior years	3	3
Reductions for tax positions of prior years	—	(44)
Additions based on tax positions related to current year	3	2
Expiration of statute of limitations	(1)	—
Balance at December 31	$14	$9
Included in the balances at December 31, 2023 and 2022 were $12 million and $8 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $2 million and $1 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $3 million, $(13) million and $3 million in interest, respectively.  The Company had approximately $6 million and $3 million accrued for the payment of interest at December 31, 2023 and 2022, respectively.
The IRS has completed examination of the Company’s U.S. income tax returns for all years through 2018. The statute of limitations for federal income tax purposes has closed for all tax years prior to 2020. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.
Enactment of the Inflation Reduction Act of 2022
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (CAMT) based on adjusted financial statement income and imposes a 1% excise tax on the cost of treasury stock acquired pursuant to common share repurchases. The effective date of these provisions was January 1, 2023. The IRA did not have any impact on the Company’s financial statements upon enactment. While the Company is an applicable corporation subject to the CAMT beginning in 2023 based on its reported GAAP earnings for the past three years, the Company expects any current or future year CAMT incurred to be treated as a taxable temporary difference and have no direct impact on total income tax expense, subject to any additional guidance or regulations that may be issued.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION
The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. 2023 Stock Incentive Plan (the 2023 Incentive Plan), the purposes of which are to align the interests of the Company’s non-employee directors, executive officers and other employees with those of the Company’s shareholders and to attract and retain personnel by providing incentives in the form of share-based awards.  The 2023 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company’s common stock. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.
In connection with the adoption of the 2023 Incentive Plan, The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan, as amended (the 2014 Incentive Plan) was terminated, joining several other legacy share-based incentive compensation plans that had been terminated in prior years (together, the legacy plans). Outstanding grants were not affected by the termination of the legacy plans.  The 2023 Incentive Plan is currently the only plan pursuant to which future stock-based awards may be granted.
The number of shares of the Company’s common stock initially authorized for grant under the 2023 Incentive Plan was 5,789,184 shares.  The following are not counted towards the combined 5,789,184 shares available and will be available for future grants under the 2023 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds.  In addition, the 5,789,184 shares authorized by shareholders for issuance under the 2023 Incentive Plan will be increased by any shares subject to awards under the 2014 Incentive Plan that were outstanding as of May 24, 2023 and subsequently expire, are forfeited, canceled, settled in cash or otherwise terminate without the issuance of shares.
The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee.  Each non-employee director may choose to receive all or a portion of his or her annual retainer, committee chair fee and lead director fee, as applicable, in the form of cash or deferred stock units which vest upon grant.  The annual deferred stock awards vest in full one day prior to the date of the Company’s annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. The annual deferred stock awards, including dividend equivalents, accumulate until distribution either in a lump sum or, if the director so elects, in annual installments, in each case beginning at least six months following termination of service as a director. The deferred stock units issued under the Director Compensation Program are awarded under the 2023 Incentive Plan.
Stock Option Awards
Stock option awards granted to eligible officers and key employees have a ten-year term.  All stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board of Directors may allow in the future, stock options cannot be sold or transferred by the participant. Stock options outstanding under the 2023 Incentive Plan and the 2014 Incentive Plan generally vest three years after grant date (cliff vest).
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
Treasury bill with a term comparable to the expected option term for the same week used for measuring volatility.  The following table provides information about options granted:

(for the year ended December 31,)	2023	2022	2021
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	25.63% - 25.99%	24.81%	24.22% - 24.53%
Weighted average volatility	25.63%	24.81%	24.22%
Expected annual dividend per share	$3.72	$3.52	$3.40 - $3.52
Risk-free rate	3.63% - 3.89%	1.83%	0.59% - 1.08%
Additional information
Weighted average grant-date fair value of options granted (per share)	$47.77	$35.70	$23.32
Total intrinsic value of options exercised during the year (in millions)	$58	$110	$94
A summary of stock option activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2023 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	8,558,864	$134.92
Original grants	875,760	189.00
Exercised	(944,913)	121.73
Forfeited or expired	(66,729)	160.27
Outstanding, end of year	8,422,982	$141.82	5.8 years	$410
Vested at end of year (1)	7,312,505	$138.44	5.5 years	$381
Exercisable at end of year	5,181,130	$128.55	4.5 years	$321
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
On February 6, 2024, the Company, under the 2023 Incentive Plan, granted 770,664 stock option awards with an exercise price of $213.01 per share. The fair value attributable to the stock option awards on the date of grant was $56.45 per share.
Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs
The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2023 Incentive Plan.  A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied.  In addition, members of the Company’s Board of Directors can be issued deferred stock units from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer, committee chair fees and lead director fees); and (iii) dividend equivalents earned on outstanding deferred compensation.
The Company also has a Performance Share Awards program established pursuant to the Amended and Restated 2004 Stock Incentive Plan, as amended, which continued pursuant to the 2014 Incentive Plan and which continues pursuant to the 2023 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 200% for awards granted in 2022, 2023 and 2024), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.  Under terms of the 2023 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2023, 2022 and 2021 was $164 million, $159 million and $124 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2023 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,034,422		$149.53	1,062,924		$154.49
Granted	523,442		187.61	306,220		189.01
Vested	(491,023)	(1)	150.34	(604,560)	(2)	139.94
Forfeited	(41,146)		164.41	(17,101)		164.50
Performance-based adjustment	—		—	257,316	(3)	182.88
Nonvested, end of year	1,025,695		$167.98	1,004,799		$180.87
___________________________________________
(1)Represents awards for which the requisite service has been rendered.
(2)Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(3)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2021 through 2023.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 269 at the beginning of the year and 260 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 36,719 at the beginning of the year and 33,757 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
On February 6, 2024, the Company, under the 2023 Incentive Plan, granted 745,834 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 462,913 shares and the performance share awards totaled 282,921 shares. The fair value per share attributable to the common stock awards on the date of grant was $213.01.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period.  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 1.5% to 3.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2023, 2022 and 2021 was $214 million, $183 million and $162 million, respectively. Included in these amounts are compensation cost adjustments of $39 million, $23 million and $12 million, for the years ended December 31, 2023, 2022 and 2021, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $36 million, $31 million and $28 million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023, there was $200 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2023 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $141 million, $267 million and $293 million in 2023, 2022 and 2021, respectively. The tax benefit for tax deductions from employee stock options exercised during 2023, 2022 and 2021 totaled $11 million, $22 million and $19 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,400	$4,212	$180	$259	$3,580	$4,471
Benefits earned	104	137	4	8	108	145
Interest cost on benefit obligation	167	95	9	6	176	101
Actuarial (gain) loss	123	(781)	1	(64)	124	(845)
Benefits paid	(340)	(263)	(13)	(14)	(353)	(277)
Settlement	—	—	—	(3)	—	(3)
Foreign currency exchange rate change	—	—	3	(12)	3	(12)
Benefit obligation at end of year	$3,454	$3,400	$184	$180	$3,638	$3,580
Change in plan assets:
Fair value of plan assets at beginning of year	$3,938	$4,902	$95	$134	$4,033	$5,036
Actual return on plan assets	551	(701)	(2)	(22)	549	(723)
Company contributions	—	—	13	13	13	13
Benefits paid	(340)	(263)	(13)	(14)	(353)	(277)
Settlement	—	—	—	(3)	—	(3)
Foreign currency exchange rate change	—	—	4	(13)	4	(13)
Fair value of plan assets at end of year	4,149	3,938	97	95	4,246	4,033
Funded status of plan at end of year	$695	$538	$(87)	$(85)	$608	$453
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$695	$538	$27	$23	$722	$561
Accrued under-funded benefit plan liabilities	—	—	(114)	(108)	(114)	(108)
Total	$695	$538	$(87)	$(85)	$608	$453
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$663	$785	$13	$5	$676	$790
Prior service cost (benefit)	—	(1)	1	1	1	—
Total	$663	$784	$14	$6	$677	$790

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2023	2022
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$99	$149
Benefits earned	—	—
Interest cost on benefit obligation	5	3
Actuarial gain	(6)	(45)
Benefits paid	(6)	(7)
Foreign currency exchange rate change	—	(1)
Benefit obligation at end of year	$92	$99
Change in plan assets:
Fair value of plan assets at beginning of year	$8	$9
Actual return on plan assets	—	—
Company contributions	5	6
Benefits paid	(6)	(7)
Fair value of plan assets at end of year	7	8
Funded status of plan at end of year	$(85)	$(91)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(85)	$(91)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(91)	$(94)
Prior service benefit	(8)	(11)
Total	$(99)	$(105)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $3.47 billion and $3.44 billion at December 31, 2023 and 2022, respectively. The qualified domestic pension plan accounted for $3.30 billion and $3.27 billion of the total accumulated benefit obligation at December 31, 2023 and 2022, respectively, whereas the nonqualified and foreign plans accounted for $176 million and $170 million of the total accumulated benefit obligation at December 31, 2023 and 2022, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $114 million and $108 million at December 31, 2023 and 2022, respectively, and the aggregate plan assets were $0 million at both December 31, 2023 and 2022. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $106 million and $99 million at December 31, 2023 and 2022, respectively, and the aggregate plan assets were $0 million at both December 31, 2023 and 2022.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $92 million and $99 million at December 31, 2023 and 2022, respectively, and the aggregate plan assets were $7 million and $8 million at December 31, 2023 and 2022, respectively.
The $123 million actuarial loss experienced in 2023 for the qualified domestic pension plan was largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2023. The $781 million actuarial gain experienced in 2022 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2022.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2023, 2022 and 2021, there were no required or voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2024, and the Company has not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
determined whether additional funding will be made during 2024. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2024.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income (loss) related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost (Benefit):
Service cost	$108	$145	$141	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	176	101	83	5	3	3
Expected return on plan assets	(311)	(296)	(274)	—	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(3)	(3)	(4)
Net actuarial (gain) loss	—	49	109	(9)	(4)	(2)
Total non-service cost (benefit)	(136)	(147)	(83)	(7)	(4)	(3)
Net periodic benefit cost (benefit)	(28)	(2)	58	(7)	(4)	(3)
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Prior service benefit	—	—	—	—	—	—
Net actuarial (gain) loss	(114)	174	(338)	(6)	(45)	(16)
Foreign currency exchange rate change	—	(2)	—	—	1	—
Amortization of prior service benefit	1	1	1	3	3	4
Amortization of net actuarial gain (loss)	—	(49)	(109)	9	4	2
Total other changes recognized in other comprehensive income (loss)	(113)	124	(446)	6	(37)	(10)
Total other changes recognized in net periodic benefit cost (benefit) and other comprehensive income (loss)	$(141)	$122	$(388)	$(1)	$(41)	$(13)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2023, 2022 and 2021.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2023	2022	2021	2023	2022	2021
Service Cost:
Net investment income	$—	$1	$1	$—	$—	$—
Claims and claim adjustment expenses	44	58	57	—	—	—
General and administrative expenses	64	86	83	—	—	—
Total service cost	108	145	141	—	—	—

Non-Service Cost (Benefit):
Net investment income	(1)	(1)	—	—	—	—
Claims and claim adjustment expenses	(54)	(59)	(34)	(3)	(2)	(1)
General and administrative expenses	(81)	(87)	(49)	(4)	(2)	(2)
Total non-service cost (benefit)	(136)	(147)	(83)	(7)	(4)	(3)
Net periodic benefit cost (benefit)	$(28)	$(2)	$58	$(7)	$(4)	$(3)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(at and for the year ended December 31,)	2023	2022
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	5.02%	5.19%
Nonqualified domestic pension plan	4.94%	5.13%
Domestic postretirement benefit plan	4.88%	5.08%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	5.27%	3.18%
Interest cost	5.18%	2.34%
Nonqualified domestic pension plan:
Service cost	5.16%	2.92%
Interest cost	5.11%	2.23%
Domestic postretirement benefit plan:
Interest cost	5.03%	2.08%
Expected long-term rate of return on assets:
Pension plan	7.00%	6.50%
Postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates (1)
Following year	(2.78)%	9.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032
___________________________________________
(1)The 2024 assumed health care cost trend rate of (2.78)% reflects known negotiated medical premium rate changes to the Company's baseline health care cost trend rate of 8.00%. After 2024, assumed health care cost trend rates are expected to increase in the subsequent year and then are expected to decrease in a linear pattern until the rate reaches the ultimate trend rate of 4.50% in 2033.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$105	$—	$105	$—
Debt securities issued by foreign governments	32	—	32	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8	—	8	—
Corporate and all other bonds	776	—	776	—
Total fixed maturities	921	—	921	—
Mutual funds
Equity mutual funds	1,207	1,201	6	—
Bond mutual funds	658	655	3	—
Total mutual funds	1,865	1,856	9	—
Equity securities	1,302	1,302	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	157	114	43	—
Total cash and short-term securities	157	114	43	—
Total	$4,246	$3,272	$973	$1

(at December 31, 2022, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$80	$—	$80	$—
Debt securities issued by foreign governments	25	—	25	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	—	4	—
Corporate and all other bonds	713	—	713	—
Total fixed maturities	822	—	822	—
Mutual funds
Equity mutual funds	1,157	1,151	6	—
Bond mutual funds	754	751	3	—
Total mutual funds	1,911	1,902	9	—
Equity securities	1,116	1,116	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	183	131	52	—
Total cash and short-term securities	183	131	52	—
Total	$4,033	$3,149	$883	$1

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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $7 million and $8 million at December 31, 2023 and 2022, respectively, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.
Estimated Future Benefit Payments
The following table presents the estimated benefits expected to be paid by the Company’s pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2024	$285	$8
2025	283	8
2026	288	8
2027	290	8
2028	291	8
2029 through 2033	1,424	38
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee’s Savings Plan account, subject to limitations described below. In addition, when an eligible U.S. employee makes a payment toward their student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company’s matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,500, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees and certain domestic employees participate in separate savings plans.  The total expense related to all of the savings plans was $154 million, $139 million and $133 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(for the year ended December 31, in millions)	2023	2022	2021

Lease cost
Operating leases	$76	$81	$89
Short-term leases (1)	3	2	1
Lease expense	79	83	90
Less: sublease income (2)	—	—	—
Net lease cost	$79	$83	$90

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$87	$93	$104
Right-of-use assets obtained in exchange for new lease liabilities	$37	$30	$59
Weighted average discount rate	2.79%	2.39%
Weighted average remaining lease term	4.1 years	4.4 years
_________________________________________________________
(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.
The following table presents the contractual maturities of the Company’s lease liabilities:

(in millions)	Real Estate Lease Liability

2024	$81
2025	58
2026	51
2027	36
2028	19
Thereafter	15
Total undiscounted lease payments	260
Less: present value adjustment	17
Operating lease liability	$243

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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments. These commitments totaled $2.05 billion and $1.80 billion at December 31, 2023 and 2022, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2023.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications that it utilizes with service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2023, all of which is indemnified by a third party.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
There were no material noncash financing or investing activities during the years ended December 31, 2023, 2022 and 2021.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has assessed the Company’s internal control over financial reporting as of December 31, 2023. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2023, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
February 15, 2024

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 15, 2024.

Name	Age	Office
Alan D. Schnitzer	58	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	75	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	55	Vice Chairman and Chief Legal Officer
Daniel S. Frey	59	Executive Vice President and Chief Financial Officer
Andy F. Bessette	70	Executive Vice President and Chief Administrative Officer
Michael F. Klein	56	Executive Vice President and President, Personal Insurance
Jeffrey P. Klenk	54	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	54	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	58	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	59	Executive Vice President, Strategic Development and President, International
David D. Rowland	58	Executive Vice President and Co-Chief Investment Officer
Gregory C. Toczydlowski	57	Executive Vice President and President, Business Insurance
Daniel T.H. Yin	58	Executive Vice President and Co-Chief Investment Officer
Alan D. Schnitzer, 58, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 75, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 55, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.
Daniel S. Frey, 59, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and

Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 70, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 56, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Jeffrey P. Klenk, 54, has been Executive Vice President and President, Bond & Specialty Insurance since September 2021. Mr. Klenk joined the Company in 1999 and previously since 2016, he served as Executive Vice President, Management Liability, Bond & Specialty Insurance.
Diane Kurtzman, 54, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 58, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 59, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
David D. Rowland, 58, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Fixed Income. Mr. Rowland joined the Company in 1996 from Piper Jaffray Companies, where he was Vice President in the fixed income group.
Gregory C. Toczydlowski, 57, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.
Daniel T.H. Yin, 58, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Alternative Investments. Mr. Yin joined the Company in 2002 from ACE Asset Management, the investment arm of what is now Chubb, Ltd., where he was responsible for implementing investment strategies across a global portfolio.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company’s website at travelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.
Other
The following sections of the Company’s definitive Proxy Statement relating to its 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2023 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2024 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee,” “Share Ownership Information - Delinquent Section 16(a) Reports” and “Other Information - Shareholder Proposals for 2025 Annual Meeting” to the extent applicable.

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2023,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2023,” “Option Exercises and Stock Vested in 2023,” “Outstanding Equity Awards at December 31, 2023,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2023 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. 2023 Stock Incentive Plan (the 2023 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,323,410	(2)	$141.41	per share	(3)	5,830,724	(4)
___________________________________________
(1)In addition to the 2023 Incentive Plan, also included are The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan, as amended (the 2014 Incentive Plan), which was replaced by the 2023 Incentive Plan and The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan), which was replaced by the 2014 Incentive Plan, and certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan, the 2014 Incentive Plan and the 2023 Incentive Plan.
(2)Total includes (i) 8,528,345 stock options, (ii) 1,005,618 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,499,818 restricted stock units, (iv) 271,144 director deferred stock awards and dividend equivalents accrued thereon and (v) 18,485 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.
(3)The weighted average exercise prices for the 2004 Incentive Plan, the 2014 Incentive Plan and the 2023 Incentive Plan relate only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration and also does not include common stock units credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu of cash compensation at the election of such directors.
(4)These shares are available for grant as of December 31, 2023 under the 2023 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 5,789,184 shares initially authorized for issuance under the 2023 Incentive Plan and shares subject to awards under the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

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

PART IV

Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of the report:
(1)     Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 118 hereof.
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

4.1	Description of Common Stock was filed as Exhibit 4.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference.
10.1
Revolving Credit Agreement, dated June 15, 2022, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 17, 2022, and is incorporated herein by reference.

10.2*
The Travelers Companies, Inc. Policy Regarding Executive Incentive Compensation Recoupment was filed as Exhibit 10.42 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3*
Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.4*
Letter Agreement between Alan D. Schnitzer and the Company, dated August 4, 2015, was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.5*
Time Sharing Agreement, dated September 2, 2015, by and between the Company and Alan D. Schnitzer, was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, and is incorporated herein by reference.

10.6*
Letter Agreement between Avrohom J. Kess and the Company, dated December 19, 2016, was filed as Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated by reference.

10.7*
The Travelers Companies, Inc. 2023 Stock Incentive Plan was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-272161) dated May 24, 2023 and is incorporated herein by reference.

10.8*
The Travelers Companies, Inc. Amended and Restated 2014 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 25, 2021, and is incorporated herein by reference.

10.9*
The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.10*
Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.11*
Travelers Property Casualty Corp. (“TPC”) 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.12*
Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.13*
Current Director Compensation Program, effective as of May 24, 2023, was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023, and is incorporated herein by reference.

10.14*
The Company’s Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2023, and is incorporated herein by reference.

10.15*
TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.16*
The St. Paul Companies, Inc. Directors’ Deferred Compensation Plan was filed as Exhibit 10(b) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.17*
The St. Paul Companies, Inc. Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.18*
The Travelers Severance Plan (as Amended and Restated, effective January 1, 2022) was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022, and is incorporated herein by reference.

10.19*
The Company’s Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.20*
First Amendment to the Company’s Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.21*
The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.22*
First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.23*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.24*
The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016, was filed as Exhibit 10.29 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.25*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.26*
The St. Paul Companies, Inc. Benefit Equalization Plan-2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.27*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.28*
Form of Amended and Restated Non-Solicitation and Non-Disclosure Agreement for Executive Officers was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.29*
Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.30†*	Form of Stock Option Grant Notification and Agreement.
10.31†*	Form of Restricted Stock Unit Award Notification and Agreement.
10.32*
Form of Performance Share Award Notification and Agreement (2021) was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference.

10.33*
Form of Performance Share Award Notification and Agreement (2022) was filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference.

10.34*
Form of Performance Share Award Notification and Agreements (2023) was filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

10.35†*	Form of Performance Share Award Notification and Agreement (2024).
10.36†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
21.1†	A list of the subsidiaries of the Company.
23.1†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit reports into Registration Statements of the Company on Form S-8 and Form S-3.

24.1†	Power of Attorney.
31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Daniel S. Frey, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	The Travelers Companies, Inc. Policy Regarding Recovery of Executive Compensation Based on Financial Reporting Measures effective December 1, 2023.
101.1†
The following information from The Travelers Companies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Balance Sheet at December 31, 2023 and 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 15, 2024	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2024
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2024
Daniel S. Frey
By	/s/ PAUL E. MUNSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2024
Paul E. Munson
By	*	Director	February 15, 2024
Alan L. Beller
By	*	Director	February 15, 2024
Janet M. Dolan
By	*	Director	February 15, 2024
Russell G. Golden
By	*	Director	February 15, 2024
Patricia L. Higgins
By	*	Director	February 15, 2024
William J. Kane
By	*	Director	February 15, 2024
Thomas B. Leonardi
By	*	Director	February 15, 2024
Clarence Otis Jr.
By	*	Director	February 15, 2024
Elizabeth E. Robinson
By	*	Director	February 15, 2024
Philip T. Ruegger III
By	*	Director	February 15, 2024
Rafael Santana
By	*	Director	February 15, 2024
Todd C. Schermerhorn
By	*	Director	February 15, 2024
Laurie J. Thomsen
By	*	Director	February 15, 2024
Bridget van Kralingen
	/s/ CHRISTINE K. KALLA		February 15, 2024
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2023	2022	2021
Revenues
Net investment income	$92	$30	$13
Net realized investment gains (losses)	37	(51)	28
Total revenues	129	(21)	41
Expenses
Interest	328	303	292
Other	(18)	13	13
Total expenses	310	316	305
Loss before income taxes and net income of subsidiaries	(181)	(337)	(264)
Income tax benefit	(58)	(99)	(59)
Loss before net income of subsidiaries	(123)	(238)	(205)
Net income of subsidiaries	3,114	3,080	3,867
Net income	$2,991	$2,842	$3,662

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31,	2023	2022	2021
Net income	$2,991	$2,842	$3,662
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains (losses) on investment securities having no credit losses recognized in the condensed statement of income	3	(12)	(4)
Net changes in benefit plan assets and obligations	111	(105)	444
Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	114	(117)	440
Income tax expense (benefit)	30	(38)	87
Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	84	(79)	353
Other comprehensive income (loss) of subsidiaries	1,890	(7,559)	(1,662)
Other comprehensive income (loss)	1,974	(7,638)	(1,309)
Comprehensive income (loss)	$4,965	$(4,796)	$2,353

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2023	2022
Assets
Fixed maturities	$182	$112
Equity securities	241	234
Short-term securities	1,494	1,406
Investment in subsidiaries	29,946	26,098
Other assets	549	748
Total assets	$32,412	$28,598
Liabilities
Debt	$7,336	$6,597
Other liabilities	146	433
Total liabilities	7,482	7,030
Shareholders’ equity
Common stock (1,750.0 shares authorized; 228.2 and 232.1 shares issued and outstanding)	24,906	24,565
Retained earnings	45,600	43,524
Accumulated other comprehensive loss	(4,471)	(6,445)
Treasury stock, at cost (559.2 and 553.5 shares)	(41,105)	(40,076)
Total shareholders’ equity	24,930	21,568
Total liabilities and shareholders’ equity	$32,412	$28,598

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2023	2022	2021
Cash flows from operating activities
Net income	$2,991	$2,842	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,114)	(3,080)	(3,867)
Dividends received from consolidated subsidiaries	1,125	2,860	2,149
Capital received from subsidiaries	18	—	—
Deferred federal income tax expense	17	14	7
Change in income taxes payable	(2)	(13)	—
Other	142	7	(69)
Net cash provided by operating activities	1,177	2,630	1,882
Cash flows from investing activities
Net sales (purchases) of short-term securities	(88)	73	167
Other investments, net	(37)	(35)	(11)
Net cash provided by (used in) investing activities	(125)	38	156
Cash flows from financing activities
Treasury stock acquired—share repurchase authorizations	(958)	(2,000)	(2,156)
Treasury stock acquired—net employee share-based compensation	(64)	(61)	(44)
Dividends paid to shareholders	(908)	(875)	(869)
Issuance of debt	738	—	739
Issuance of common stock—employee share options	141	267	293
Net cash used in financing activities	(1,051)	(2,669)	(2,037)
Net increase (decrease) in cash	1	(1)	1
Cash at beginning of year	—	1	—
Cash at end of year	$1	$—	$1

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$73	$100	$66
Cash paid during the year for interest	$322	$301	$289

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
TRV also has contingent obligations for guarantees in connection with the selling of businesses to third parties; certain insurance, reinsurance and banking facility obligations of certain subsidiaries and various indemnifications including indemnifications that it utilizes with service providers in the normal course of business.  The guarantees and indemnification clauses are often standard contractual terms and include indemnifications for breaches of representations and warranties and in some cases obligations arising from certain liabilities. The terms of these provisions vary in duration and nature.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments. Accordingly, TRV is unable to provide an estimate of the maximum potential payments for such arrangements; the likelihood for any payment under these guarantees is remote.

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2021-2023
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2023
Business Insurance	$1,580	$47,739	$10,068	$19,144	$2,085	$12,696	$3,173	$3,041	$20,430
Bond & Specialty Insurance	477	4,945	2,861	3,655	328	1,485	673	681	3,842
Personal Insurance	1,249	8,937	7,943	14,962	509	12,034	2,380	1,417	15,929
Total—Reportable Segments	3,306	61,621	20,872	37,761	2,922	26,215	6,226	5,139	40,201
Other	—	6	—	—	—	—	—	413	—
Consolidated	$3,306	$61,627	$20,872	$37,761	$2,922	$26,215	$6,226	$5,552	$40,201
2022
Business Insurance	$1,315	$45,909	$8,619	$17,095	$1,864	$10,907	$2,788	$2,827	$17,635
Bond & Specialty Insurance	430	4,482	2,679	3,418	258	1,378	625	590	3,732
Personal Insurance	1,091	8,252	6,942	13,250	440	10,569	2,102	1,362	14,047
Total—Reportable Segments	2,836	58,643	18,240	33,763	2,562	22,854	5,515	4,779	35,414
Other	—	6	—	—	—	—	—	382	—
Consolidated	$2,836	$58,649	$18,240	$33,763	$2,562	$22,854	$5,515	$5,161	$35,414
2021
Business Insurance	$1,206	$45,358	$7,953	$15,734	$2,265	$10,398	$2,581	$2,746	$16,092
Bond & Specialty Insurance	375	4,247	2,360	3,138	247	1,473	570	532	3,376
Personal Insurance	961	7,292	6,156	11,983	521	8,427	1,892	1,370	12,491
Total—Reportable Segments	2,542	56,897	16,469	30,855	3,033	20,298	5,043	4,648	31,959
Other	—	10	—	—	—	—	—	369	—
Consolidated	$2,542	$56,907	$16,469	$30,855	$3,033	$20,298	$5,043	$5,017	$31,959
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
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2023
Reinsurance recoverables	$132	$(14)	$—	$—	$118
Allowance for uncollectible:
Premiums receivable from underwriting activities	$77	$42	$—	$50	$69
Deductibles	$25	$5	$—	$1	$29
2022
Reinsurance recoverables	$141	$(9)	$—	$—	$132
Allowance for uncollectible:
Premiums receivable from underwriting activities	$107	$56	$(2)	$84	$77
Deductibles	$29	$(3)	$—	$1	$25
2021
Reinsurance recoverables	$146	$(5)	$—	$—	$141
Allowance for uncollectible:
Premiums receivable from underwriting activities	$105	$65	$—	$63	$107
Deductibles	$27	$2	$—	$—	$29
___________________________________________
(1)    Credited to the related asset account.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2021-2023
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount from Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2023	$3,306	$61,621	$1,096	$20,872	$37,761	$2,922	$26,159	$(38)	$6,226	$23,276	$40,201
2022	$2,836	$58,643	$1,124	$18,240	$33,763	$2,562	$23,308	$(537)	$5,515	$20,351	$35,414
2021	$2,542	$56,897	$1,146	$16,469	$30,855	$3,033	$20,698	$(484)	$5,043	$17,871	$31,959
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of the notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.