Form 10-Q
period 2024-03-31
TRAVELERS COMPANIES, INC.
filed 2024-04-17
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 11, 2024 was 228,993,392.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2024
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$10,126	$8,854
Net investment income	846	663
Fee income	109	106
Net realized investment gains	35	6
Other revenues	112	75
Total revenues	11,228	9,704
Claims and expenses
Claims and claim adjustment expenses	6,656	5,959
Amortization of deferred acquisition costs	1,698	1,462
General and administrative expenses	1,406	1,267
Interest expense	98	88
Total claims and expenses	9,858	8,776
Income before income taxes	1,370	928
Income tax expense (benefit)	247	(47)
Net income	$1,123	$975
Net income per share
Basic	$4.87	$4.18
Diluted	$4.80	$4.13
Weighted average number of common shares outstanding
Basic	229.0	231.7
Diluted	232.0	234.4

Cash dividends declared per common share	$1.00	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$1,123	$975
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(752)	1,308
Having credit losses recognized in the consolidated statement of income	2	—
Net changes in benefit plan assets and obligations	(1)	(3)
Net changes in unrealized foreign currency translation	(71)	37
Other comprehensive income (loss) before income taxes	(822)	1,342
Income tax expense (benefit)	(162)	283
Other comprehensive income (loss), net of taxes	(660)	1,059
Comprehensive income	$463	$2,034

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $82,712 and $81,781; allowance for expected credit losses of $3 and $5)	$77,991	$77,807
Equity securities, at fair value (cost $557 and $553)	689	608
Real estate investments	958	959
Short-term securities	4,682	5,137
Other investments	4,337	4,299
Total investments	88,657	88,810
Cash	667	650
Investment income accrued	648	688
Premiums receivable (net of allowance for expected credit losses of $68 and $69)	10,829	10,282
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $117 and $118)	8,100	8,143
Ceded unearned premiums	1,535	1,150
Deferred acquisition costs	3,380	3,306
Deferred taxes	1,639	1,504
Contractholder receivables (net of allowance for expected credit losses of $19 and $20)	3,266	3,249
Goodwill	4,251	3,976
Other intangible assets	376	277
Other assets	4,062	3,943
Total assets	$127,410	$125,978
Liabilities
Claims and claim adjustment expense reserves	$62,487	$61,627
Unearned premium reserves	21,307	20,872
Contractholder payables	3,285	3,269
Payables for reinsurance premiums	887	518
Debt	8,032	8,031
Other liabilities	6,390	6,740
Total liabilities	102,388	101,057
Shareholders’ equity
Common stock (1,750.0 shares authorized; 229.0 and 228.2 shares issued and outstanding)	25,163	24,906
Retained earnings	46,483	45,591
Accumulated other comprehensive loss	(5,131)	(4,471)
Treasury stock, at cost (561.0 and 559.2 shares)	(41,493)	(41,105)
Total shareholders’ equity	25,022	24,921
Total liabilities and shareholders’ equity	$127,410	$125,978

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Common stock
Balance, beginning of period	$24,906	$24,565
Employee share-based compensation	179	68
Compensation amortization under share-based plans and other changes	78	70
Balance, end of period	25,163	24,703
Retained earnings
Balance, beginning of period	45,591	43,516
Net income	1,123	975
Dividends	(232)	(218)
Other	1	—
Balance, end of period	46,483	44,273
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(4,471)	(6,445)
Other comprehensive income (loss)	(660)	1,059
Balance, end of period	(5,131)	(5,386)
Treasury stock, at cost
Balance, beginning of period	(41,105)	(40,076)
Treasury stock acquired — share repurchase authorizations	(250)	(400)
Net shares acquired related to employee share-based compensation plans	(138)	(62)
Balance, end of period	(41,493)	(40,538)
Total shareholders’ equity	$25,022	$23,052
Common shares outstanding
Balance, beginning of period	228.2	232.1
Treasury stock acquired — share repurchase authorizations	(1.2)	(2.2)
Net shares issued under employee share-based compensation plans	2.0	1.1
Balance, end of period	229.0	231.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,123	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(35)	(6)
Depreciation and amortization	196	204
Deferred federal income tax expense	42	32
Amortization of deferred acquisition costs	1,698	1,462
Equity in income from other investments	(68)	(30)
Premiums receivable	(557)	(557)
Reinsurance recoverables	33	(24)
Deferred acquisition costs	(1,776)	(1,629)
Claims and claim adjustment expense reserves	928	381
Unearned premium reserves	457	893
Other	(583)	(689)
Net cash provided by operating activities	1,458	1,012
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,709	1,538
Proceeds from sales of investments:
Fixed maturities	942	2,364
Equity securities	21	28
Other investments	55	64
Purchases of investments:
Fixed maturities	(3,738)	(4,335)
Equity securities	(26)	(34)
Real estate investments	(13)	(14)
Other investments	(90)	(139)
Net sales of short-term securities	454	228
Securities transactions in the course of settlement	111	(35)
Acquisition, net of cash acquired	(381)	—
Other	(81)	(120)
Net cash used in investing activities	(1,037)	(455)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(250)	(398)
Treasury stock acquired — net employee share-based compensation	(110)	(62)
Dividends paid to shareholders	(229)	(215)
Issuance of common stock — employee share options	190	82
Net cash used in financing activities	(399)	(593)
Effect of exchange rate changes on cash	(5)	4
Net increase (decrease) in cash	17	(32)
Cash at beginning of year	650	799
Cash at end of period	$667	$767
Supplemental disclosure of cash flow information
Income taxes paid (received)	$24	$(16)
Interest paid	$60	$60
Supplemental disclosure of noncash financing activities
Issuance of common stock — net share settlement of employee options	$28	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the Company’s 2023 Annual Report).
The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. To the extent that the Company changes its accounting for, or presentation of, items in the financial statements, the presentation of such amounts in prior periods is changed to conform to the current period presentation, if appropriate, and disclosed, if material.
On January 2, 2024, the Company completed its previously announced acquisition of all issued and outstanding shares of Corvus Insurance Holdings, Inc. (Corvus), a cyber insurance managing general underwriter, for consideration transferred of approximately $427 million. The acquisition provides the Company the opportunity to renew Corvus’s book of business and to leverage Corvus’s capabilities to enhance the return profile of Travelers’ existing cyber portfolio. At the acquisition date, the Company recorded at fair value $478 million of assets acquired and $51 million of liabilities assumed as part of purchase accounting, including $390 million of identifiable intangible assets and goodwill. The assets acquired from Corvus were included in the Company’s Bond & Specialty Insurance segment, effective at the acquisition date. The Company funded this transaction from internal resources. A provisional amount of $19 million has been recorded as a deferred tax asset and included on the consolidated balance sheet. As the tax return for Corvus for the 2023 fiscal year will not be finalized until the third quarter of 2024, a measurement period adjustment is expected to be recorded in the third quarter of 2024.
Income Taxes
The Company recognized a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item impacted by the repeal of Internal Revenue Code Section 847, which related to the discounting of property-casualty loss reserves.

2.    SEGMENT INFORMATION
Nature of Operations
The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(For the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$5,160	$956	$4,010	$10,126
Net investment income	609	90	147	846
Fee income	101	—	8	109
Other revenues	77	9	26	112
Total segment revenues (1)	$5,947	$1,055	$4,191	$11,193
Segment income (1)	$764	$195	$220	$1,179

2023
Premiums	$4,477	$875	$3,502	$8,854
Net investment income	473	73	117	663
Fee income	99	—	7	106
Other revenues	47	5	23	75
Total segment revenues (1)	$5,096	$953	$3,649	$9,698
Segment income (1)	$756	$207	$83	$1,046
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$880	$850
Commercial automobile	860	761
Commercial property	873	709
General liability	847	760
Commercial multi-peril	1,270	1,100
Other	17	18
Total Domestic	4,747	4,198
International	413	279
Total Business Insurance	5,160	4,477
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	340	306
General liability	426	398
Other	56	54
Total Domestic	822	758
International	134	117
Total Bond & Specialty Insurance	956	875
Personal Insurance:
Domestic:
Automobile	1,874	1,624
Homeowners and Other	1,972	1,724
Total Domestic	3,846	3,348
International	164	154
Total Personal Insurance	4,010	3,502
Total earned premiums	10,126	8,854
Net investment income	846	663
Fee income	109	106
Other revenues	112	75
Total segment revenues	11,193	9,698
Net realized investment gains	35	6
Total revenues	$11,228	$9,704
Income reconciliation, net of tax
Total segment income	$1,179	$1,046
Interest Expense and Other (1)	(83)	(76)
Core income	1,096	970
Net realized investment gains	27	5
Net income	$1,123	$975
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $77 million and $70 million for the three months ended March 31, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2024	December 31, 2023
Asset reconciliation
Business Insurance	$94,393	$93,565
Bond & Specialty Insurance	12,136	11,478
Personal Insurance	20,003	20,072
Total assets by reportable segment	126,532	125,115
Other assets (1)	878	863
Total consolidated assets	$127,410	$125,978
 _________________________________________________________
(1)The primary components of other assets at both March 31, 2024 and December 31, 2023 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at March 31, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,489	$—	$1	$250	$6,240
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,138	—	41	1,455	16,724
Revenue	9,419	—	27	700	8,746
State general obligation	1,156	—	3	67	1,092
Pre-refunded	952	—	2	4	950
Total obligations of U.S. states, municipalities and political subdivisions	29,665	—	73	2,226	27,512
Debt securities issued by foreign governments	970	—	1	32	939
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	9,076	—	68	224	8,920
Corporate and all other bonds	36,512	3	103	2,232	34,380
Total	$82,712	$3	$246	$4,964	$77,991

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,591	$—	$8	$231	$6,368
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,374	—	90	1,265	17,199
Revenue	9,748	—	52	616	9,184
State general obligation	1,209	—	7	59	1,157
Pre-refunded	963	—	5	2	966
Total obligations of U.S. states, municipalities and political subdivisions	30,294	—	154	1,942	28,506
Debt securities issued by foreign governments	1,035	—	2	31	1,006
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	—	120	176	7,818
Corporate and all other bonds	35,987	5	187	2,060	34,109
Total	$81,781	$5	$471	$4,440	$77,807
Pre-refunded bonds of $950 million and $966 million at March 31, 2024 and December 31, 2023, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $942 million and $2.36 billion during the three months ended March 31, 2024 and 2023, respectively. Gross gains of $2 million and $17 million and gross losses of $39 million and $27 million were realized on those sales during the three months ended March 31, 2024 and 2023, respectively.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at March 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$512	$142	$13	$641
Non-redeemable preferred stock	45	3	—	48
Total	$557	$145	$13	$689

(at December 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$508	$93	$41	$560
Non-redeemable preferred stock	45	3	—	48
Total	$553	$96	$41	$608
For the three months ended March 31, 2024 and 2023, the Company recognized $79 million and $17 million of net gains on equity securities still held as of March 31, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at March 31, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at March 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,866	$17	$2,869	$233	$5,735	$250
Obligations of U.S. states, municipalities and political subdivisions	6,958	67	15,198	2,159	22,156	2,226
Debt securities issued by foreign governments	134	1	696	31	830	32
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,106	29	1,689	195	4,795	224
Corporate and all other bonds	2,957	28	25,668	2,204	28,625	2,232
Total	$16,021	$142	$46,120	$4,822	$62,141	$4,964

	Less than 12 months		12 months or longer		Total
(at December 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,864	$7	$2,985	$224	$4,849	$231
Obligations of U.S. states, municipalities and political subdivisions	3,868	31	14,351	1,911	18,219	1,942
Debt securities issued by foreign governments	30	—	763	31	793	31
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,215	9	1,433	167	2,648	176
Corporate and all other bonds	1,016	9	26,444	2,051	27,460	2,060
Total	$7,993	$56	$45,976	$4,384	$53,969	$4,440

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at March 31, 2024 and December 31, 2023, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at March 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	224	—	8	708	940
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	44	—	—	—	44
Corporate and all other bonds	41	2	1	23	67
Total	$309	$2	$9	$731	$1,051

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	2	31	642	675
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	3	22	25	51
Total	$1	$5	$53	$667	$726
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	March 31, 2024	March 31, 2023

Balance, beginning of period	$5	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	3	—
Additions for expected credit losses on securities where credit losses were previously recognized	—	1
Reductions due to sales/defaults of credit-impaired securities	(5)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$4
Total net impairment charges, including credit impairments, reported in net realized investment gains in the consolidated statement of income, were $3 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. Credit losses related to the fixed maturity portfolio for both the three months ended March 31, 2024 and 2023 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both March 31, 2024 and December 31, 2023.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $37 million for these investments at both March 31, 2024 and December 31, 2023 in the amounts disclosed in Level 3.
For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at March 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,240	$6,240	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,512	—	27,512	—
Debt securities issued by foreign governments	939	—	939	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8,920	—	8,899	21
Corporate and all other bonds	34,380	—	34,125	255
Total fixed maturities	77,991	6,240	71,475	276
Equity securities
Common stock	641	634	—	7
Non-redeemable preferred stock	48	15	3	30
Total equity securities	689	649	3	37
Other investments	18	18	—	—
Total	$78,698	$6,907	$71,478	$313

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	$6,368	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,506	—	28,506	—
Debt securities issued by foreign governments	1,006	—	1,006	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	—	7,818	—
Corporate and all other bonds	34,109	—	33,851	258
Total fixed maturities	77,807	6,368	71,181	258
Equity securities
Common stock	560	553	—	7
Non-redeemable preferred stock	48	16	2	30
Total equity securities	608	569	2	37
Other investments	18	18	—	—
Total	$78,433	$6,955	$71,183	$295
There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2024.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,682	$4,682	$999	$3,634	$49
Financial liabilities
Debt	$7,932	$7,406	$—	$7,406	$—
Commercial paper	100	100	—	100	—

(at December 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,137	$5,137	$1,171	$3,912	$54
Financial liabilities
Debt	$7,931	$7,645	$—	$7,645	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2024 or the year ended December 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and For the Three Months Ended March 31, 2024		At and For the Three Months Ended March 31, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,282	$69	$8,922	$77

Current period change for expected credit losses		12		10
Write-offs of uncollectible premiums receivable		13		10
Balance, end of period	$10,829	$68	$9,483	$77
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2024 and 2023, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2024 and 2023.

	At and For the Three Months Ended March 31, 2024		At and For the Three Months Ended March 31, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,143	$118	$8,063	$132

Current period change for estimated uncollectible reinsurance		(1)		(1)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,100	$117	$8,091	$131
Of the total reinsurance recoverables at March 31, 2024, $5.70 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and For the Three Months Ended March 31, 2024		At and For the Three Months Ended March 31, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,249	$20	$3,579	$17

Current period change for expected credit losses		(1)		2
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,266	$19	$3,598	$19

6.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2024	December 31, 2023
Business Insurance	$2,579	$2,585
Bond & Specialty Insurance (1)	835	550
Personal Insurance	811	815
Other	26	26
Total	$4,251	$3,976
 _________________________________________________________
(1)Goodwill at March 31, 2024 included $285 million associated with the acquisition of Corvus in the first quarter of 2024, which is primarily attributable to Corvus’s cyber underwriting and support capabilities and workforce, and it is not deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(at March 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related (1)	$186	$63	$123
Contract-based (2)	204	194	10
Marketing-related (3)	18	1	17
Total subject to amortization	408	258	150
Not subject to amortization	226	—	226
Total	$634	$258	$376

(at December 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$59	$41
Contract-based (2)	204	194	10
Total subject to amortization	304	253	51
Not subject to amortization	226	—	226
Total	$530	$253	$277
 _________________________________________________________
(1)Customer-related intangibles of $87 million were recorded in connection with the acquisition of Corvus in the first quarter of 2024. The customer-related intangible assets include Corvus’s broker and policyholder relationships and were valued using the excess earnings method income approach, a valuation technique that provides an estimate of fair value based on the cash flows that the asset can be expected to generate over its remaining useful life. Broker relationships represent the relationships Corvus has with its existing brokers through which new business is placed with policyholders. Policyholder relationships represent the renewal of existing policies. Significant inputs to the fair valuation include estimates of revenue growth, broker retention rates, policyholder attrition rates and weighted average cost of capital.
(2)Contract-based intangible assets subject to amortization are comprised of fair value adjustments on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangible assets. Fair value adjustments recorded in connection with insurance acquisitions were based on management’s estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves.  The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.
(3)Marketing-related intangibles of $18 million were recorded in connection with the acquisition of Corvus in the first quarter of 2024. The marketing-related intangible assets include trade names and a non-compete agreement. The trade names were valued using a relief from royalty method, a valuation technique which estimates the fair value of an asset based on the present value of the royalties saved because the company owns the asset. Significant inputs to the fair valuation include estimates of future revenue, appropriate rates of return associated with certain assets and weighted average cost of capital. The fair value of the non-compete agreement is based on an estimate of the income that would be lost if the agreement were not in place and the individual chose to compete. Significant inputs to the fair valuation include estimates of projected cash flows and weighted average cost of capital.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
The following table presents a summary of the other intangible assets recorded in connection with the acquisition of Corvus by major asset class as of the acquisition date.

(in millions)	Amount	Weighted Average Amortization Period
Subject to amortization
Customer-related	$87	14 years
Marketing-related	18	7 years
Total	$105	13 years

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2024	December 31, 2023
Property-casualty	$62,482	$61,621
Accident and health	5	6
Total	$62,487	$61,627
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2024	2023
Claims and claim adjustment expense reserves at beginning of year	$61,621	$58,643
Less reinsurance recoverables on unpaid losses	7,817	7,790
Net reserves at beginning of year	53,804	50,853
Estimated claims and claim adjustment expenses for claims arising in the current year	6,679	6,025
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(49)	(90)
Total increases	6,630	5,935
Claims and claim adjustment expense payments for claims arising in:
Current year	1,275	1,177
Prior years	4,435	4,382
Total payments	5,710	5,559
Unrealized foreign exchange (gain) loss	(61)	28
Net reserves at end of period	54,663	51,257
Plus reinsurance recoverables on unpaid losses	7,819	7,801
Claims and claim adjustment expense reserves at end of period	$62,482	$59,058
Gross claims and claim adjustment expense reserves at March 31, 2024 increased by $861 million from December 31, 2023, primarily reflecting the impacts of (i) catastrophe losses in the first three months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first three months of 2024 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at March 31, 2024 increased by $2 million from December 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the three months ended March 31, 2024 and 2023, estimated claims and claim adjustment expenses incurred included $49 million and $90 million, respectively, of net favorable development for claims arising in prior years, including $91 million and $105 million, respectively, of net favorable prior year reserve development, and $11 million of accretion of discount in each period.
Business Insurance. There was no net prior year reserve development in the first quarter of 2024, as better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years was offset primarily by higher than expected loss experience in the general liability product line for recent accident years, as well as an addition to reserves related to run-off operations. Net favorable prior year reserve development in the first quarter of 2023 totaled $19 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for excess coverages for multiple accident years.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2024 totaled $24 million, primarily driven by better than expected loss experience in multiple product lines within domestic operations. Net favorable prior year reserve development in the first quarter of 2023 totaled $58 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2024 totaled $67 million, primarily driven by better than expected loss experience in the domestic operations’ automobile product line for recent accident years. Net favorable prior year reserve development in the first quarter of 2023 totaled $28 million, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2024.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(3,309)	$180	$(458)	$(884)	$(4,471)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(626)	2	—	(67)	(691)
Amounts reclassified from AOCI, net of tax	32	—	(1)	—	31
Net OCI, current period	(594)	2	(1)	(67)	(660)
Balance, March 31, 2024	$(3,903)	$182	$(459)	$(951)	$(5,131)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2024	2023
Changes in net unrealized losses on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(752)	$1,308
Income tax expense (benefit)	(158)	278
Net of taxes	(594)	1,030
Having credit losses recognized in the consolidated statement of income	2	—
Income tax expense	—	—
Net of taxes	2	—
Net changes in benefit plan assets and obligations	(1)	(3)
Income tax expense (benefit)	—	(1)
Net of taxes	(1)	(2)
Net changes in unrealized foreign currency translation	(71)	37
Income tax expense (benefit)	(4)	6
Net of taxes	(67)	31
Total other comprehensive income (loss)	(822)	1,342
Total income tax expense (benefit)	(162)	283
Total other comprehensive income (loss), net of taxes	$(660)	$1,059

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

	Three Months Ended March 31,
(in millions)	2024	2023
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$40	$11
Income tax benefit (2)	8	2
Net of taxes	32	9
Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	(1)
General and administrative expenses (benefit) (3)	(1)	(2)
Total	(1)	(3)
Income tax (expense) benefit (2)	—	—
Net of taxes	(1)	(3)
Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Total reclassifications	39	8
Total income tax benefit	8	2
Total reclassifications, net of taxes	$31	$6
_________________________________________________________
(1)(Increases) decreases net realized investment gains on the consolidated statement of income.
(2)(Increases) decreases income tax expense (benefit) on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES
During the three months ended March 31, 2024, the Company repurchased 1.2 million common shares under its share repurchase authorizations for a total cost of $250 million. The average cost per share repurchased was $217.31.  In addition, the Company acquired 0.6 million common shares for a total cost of $138 million during the three months ended March 31, 2024 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. During the three months ended March 31, 2024, there was no net excise tax included in the cost of treasury stock acquired, as common share issuances exceeded common share repurchase activity. At March 31, 2024, the Company had $5.79 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Basic and Diluted
Net income, as reported	$1,123	$975
Participating share-based awards — allocated income	(8)	(7)
Net income available to common shareholders — basic and diluted	$1,115	$968
Common Shares
Basic
Weighted average shares outstanding	229.0	231.7
Diluted
Weighted average shares outstanding	229.0	231.7
Weighted average effects of dilutive securities — stock options and performance shares	3.0	2.7
Total	232.0	234.4
Net Income per Common Share
Basic	$4.87	$4.18
Diluted	$4.80	$4.13

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards at March 31, 2024:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,832,710	$146.39	6.0 years	$572
Exercisable at end of period	5,162,950	$132.57	5.1 years	$504
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $79 million and $69 million for the three months ended March 31, 2024 and 2023, respectively. The related tax benefits recognized in earnings were $12 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2024 was $380 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2024	2023	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$29	$27	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	43	44	1	1
Expected return on plan assets	(75)	(78)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	2	—	(2)	(2)
Total non-service cost (benefit)	(30)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$(7)	$(2)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2024	2023	2024	2023
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	18	16	—	—
Total service cost	29	27	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(12)	(14)	(1)	(1)
General and administrative expenses	(18)	(20)	(1)	(1)
Total non-service cost (benefit)	(30)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$(7)	$(2)	$(2)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Lease cost
Operating leases	$19	$19
Short-term leases (1)	1	1
Lease expense	20	20
Less: sublease income (2)	—	—
Net lease cost	$20	$20

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$22	$21
Right-of-use assets obtained in exchange for new lease liabilities	$10	$10
Weighted average discount rate	2.91%	2.44%
Weighted average remaining lease term	4.1 years	4.4 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments.  These commitments totaled $1.59 billion and $2.05 billion at March 31, 2024 and December 31, 2023, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at March 31, 2024.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2024, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2024 First Quarter Consolidated Results of Operations
•Net income of $1.12 billion, or $4.87 per share basic and $4.80 per share diluted
•Net earned premiums of $10.13 billion
•Catastrophe losses of $712 million ($563 million after-tax)
•Net favorable prior year reserve development of $91 million ($71 million after-tax)
•Combined ratio of 93.9%
•Net investment income of $846 million ($698 million after-tax)
•Net realized investment gains of $35 million ($27 million after-tax)
•Operating cash flows of $1.46 billion
2024 First Quarter Consolidated Financial Condition
•Total investments of $88.66 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $127.41 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 24.3% (21.8% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $620 million, comprising $388 million of share repurchases and $232 million of dividends
•Shareholders’ equity of $25.02 billion
•Net unrealized investment losses of $4.72 billion ($3.72 billion after-tax)
•Book value per common share of $109.28
•Holding company liquidity of $1.62 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2024	2023
Revenues
Premiums	$10,126	$8,854
Net investment income	846	663
Fee income	109	106
Net realized investment gains	35	6
Other revenues	112	75
Total revenues	11,228	9,704
Claims and expenses
Claims and claim adjustment expenses	6,656	5,959
Amortization of deferred acquisition costs	1,698	1,462
General and administrative expenses	1,406	1,267
Interest expense	98	88
Total claims and expenses	9,858	8,776
Income before income taxes	1,370	928
Income tax expense (benefit)	247	(47)
Net income	$1,123	$975
Net income per share
Basic	$4.87	$4.18
Diluted	$4.80	$4.13
Combined ratio
Loss and loss adjustment expense ratio	65.2%	66.7%
Underwriting expense ratio	28.7	28.7
Combined ratio	93.9%	95.4%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis.  Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $4.80 in the first quarter of 2024 increased by 16% over diluted net income per share of $4.13 in the same period of 2023.  Net income of $1.12 billion in the first quarter of 2024 increased by 15% over net income of $975 million in the same period of 2023. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the first quarter of 2024 primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (ii) higher net investment income, partially offset by (iii) higher catastrophe losses. Catastrophe losses in the first quarters of 2024 and 2023 were $712 million and $535 million, respectively. Net favorable prior year reserve development in the first quarters of 2024 and 2023 was $91 million and $105 million, respectively. The higher underlying underwriting margins in the first quarter of 2024 were driven by Personal Insurance, Business Insurance and Bond & Specialty Insurance. The Company recorded income tax expense in the first quarter of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and impact of the increase in income before income taxes.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

exchange rates. For the three months ended March 31, 2024 and 2023, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2024 were $10.13 billion, $1.27 billion or 14% higher than in the same period of 2023.  In Business Insurance, earned premiums in the first quarter of 2024 increased by 15% over the same period of 2023. In Bond & Specialty Insurance, earned premiums in the first quarter of 2024 increased by 9% over the same period of 2023.  In Personal Insurance, earned premiums in the first quarter of 2024 increased by 15% over the same period of 2023. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Average investments (1)	$94,677	$88,740
Pre-tax net investment income	846	663
After-tax net investment income	698	557
Average pre-tax yield (2)	3.6%	3.0%
Average after-tax yield (2)	2.9%	2.5%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the first quarter of 2024 was $846 million, $183 million or 28% higher than in the same period of 2023.  Net investment income from fixed maturity investments in the first quarter of 2024 was $692 million, $117 million higher than in the same period of 2023. The increase primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2024 was $70 million, $23 million higher than in the same period of 2023. The increase primarily resulted from higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $98 million in the first quarter of 2024, $45 million higher than in the same period of 2023, primarily reflecting higher private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the first quarter of 2024 was $109 million, $3 million higher than in the same period of 2023. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2024	2023
Impairment losses:
Fixed maturities	$(3)	$(1)
Net realized investment gains on equity securities still held	79	17
Other net realized investment gains (losses), including from sales	(41)	(10)
Total	$35	$6
Net realized investment gains on equity securities still held of $79 million and $17 million in the first quarters of 2024 and 2023, respectively, were both driven by the impact of changes in fair value attributable to favorable equity markets.
Other Revenues
Other revenues in the first quarter of 2024 were $112 million, $37 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2024 were $6.66 billion, $697 million or 12% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses and (iii) other loss activity in Business Insurance, partially offset by (iv) loss activity related to the disruption in the banking sector in the prior year quarter in Bond & Specialty Insurance. Catastrophe losses in the first quarter of 2024 primarily resulted from severe wind and hail storms in the central and eastern regions of the United States. Catastrophe losses in the first quarter of 2023 primarily resulted from severe wind and hail storms in multiple states.
Factors contributing to net prior year reserve development during the first quarters of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2024 and 2023, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2024 and 2023 for significant catastrophes that occurred in 2023 and 2022, and the estimate of ultimate losses for those catastrophes at March 31, 2024 and December 31, 2023. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2024 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2024	2023	March 31, 2024	December 31, 2023
2022
PCS Serial Number:
33 — Severe wind and hail storms	1	(7)	139	138
35 — Severe wind and hail storms	2	(2)	186	184
43 — Severe wind and hail storms	1	(10)	117	116
61 — Hurricane Ian	(2)	(53)	149	151
73 — Winter storm	5	143	675	670
2023
PCS Serial Number:
25 — Severe wind and hail storms	(2)	148	151	153
32 — Severe wind and hail storms	1	119	141	140
33 — Severe wind and hail storms	—	n/a	199	199
35 — Severe wind and hail storms	(2)	n/a	138	140
38 — Severe wind and hail storms	—	n/a	110	110
42 — Severe wind and hail storms	9	n/a	142	133
48 — Severe wind and hail storms	—	n/a	150	150
49 — Severe wind and hail storms	(1)	n/a	132	133
51 — Severe wind and hail storms	—	n/a	265	265
63 — Severe wind and hail storms	—	n/a	125	125
75 — Severe wind and hail storms	1	n/a	191	190
2024
PCS Serial Number:
26 — Severe wind and hail storms	259	n/a	259	n/a
_________________________________________________________
n/a: not applicable.
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company’s 2022 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaty, the terms of which are described in “Part I—Item 1—Business” in the Company’s 2022 Annual Report. The treaty covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022. As a result, the benefits from those treaties are not included in the table above as the allocation of the treaty’s benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2024 was $1.70 billion, $236 million or 16% higher than in the same period of 2023, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2024 were $1.41 billion, $139 million or 11% higher than in the same period of 2023, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the first quarter of 2024 was $98 million, compared with $88 million in the same period of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense (Benefit)
Income tax expense in the first quarter of 2024 was $247 million, compared with an income tax benefit of $47 million in the same period of 2023. The change in income taxes primarily reflected the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $442 million increase in income before income taxes in the first quarter of 2024.
The Company’s effective tax rate was 18% and (5)% in the first quarters of 2024 and 2023, respectively. The effective tax rate in the first quarter of 2023 was reduced by the impact of the one-time tax benefit discussed above. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 93.9% in the first quarter of 2024 was 1.5 points lower than the combined ratio of 95.4% in the same period of 2023.  The loss and loss adjustment expense ratio of 65.2% in the first quarter of 2024 was 1.5 points lower than the loss and loss adjustment expense ratio of 66.7% in the same period of 2023.  The underwriting expense ratio of 28.7% in the first quarter of 2024 was comparable with the underwriting expense ratio in the same period of 2023.
Catastrophe losses in the first quarters of 2024 and 2023 accounted for 7.1 points and 6.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2024 and 2023 provided 0.9 points and 1.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2024 was 2.9 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Business Insurance	$6,383	$5,828
Bond & Specialty Insurance	1,076	1,010
Personal Insurance	3,851	3,509
Total	$11,310	$10,347

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Business Insurance	$5,596	$5,157
Bond & Specialty Insurance	943	886
Personal Insurance	3,643	3,353
Total	$10,182	$9,396
Gross and net written premiums in the first quarter of 2024 increased by 9% and 8%, respectively, over the same period of 2023. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Revenues
Earned premiums	$5,160	$4,477
Net investment income	609	473
Fee income	101	99
Other revenues	77	47
Total revenues	5,947	5,096
Total claims and expenses	5,013	4,383
Segment income before income taxes	934	713
Income tax expense (benefit)	170	(43)
Segment income	$764	$756

Loss and loss adjustment expense ratio	63.6%	63.8%
Underwriting expense ratio	29.7	29.8
Combined ratio	93.3%	93.6%
Overview
Segment income in the first quarter of 2024 was $764 million, $8 million or 1% higher than segment income of $756 million in the same period of 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income and (ii) higher underlying underwriting margins, partially offset by (iii) no net prior year reserve development in the first quarter of 2024, compared with net favorable prior year reserve development of $19 million in the same period of 2023. Catastrophe losses in the first quarters of 2024 and 2023 were $209 million and $199 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) other loss activity. The segment recorded income tax expense in the first quarter of 2024, compared with an income tax benefit in the first quarter of 2023. The change in income taxes primarily reflected a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2024 were $5.16 billion, $683 million or 15% higher than in the same period of 2023, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the first quarter of 2024 was $609 million, $136 million or 29% higher than in the same period of 2023.  Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2024 compared with the same period of 2023.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2024 was $101 million, $2 million or 2% higher than in the same period of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Revenues
Other revenues in the first quarter of 2024 were $77 million, $30 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2024 were $3.33 billion, $424 million or 15% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) other loss activity.
Factors contributing to net prior year reserve development during the first quarters of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2024 was $864 million, $122 million or 16% higher than the same period of 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2024 were $818 million, $84 million or 11% higher than in the same period of 2023, primarily in support of business growth.
Income Tax Expense (Benefit)
Income tax expense in the first quarter of 2024 was $170 million, compared with an income tax benefit of $43 million in the same period of 2023. The change in income taxes primarily reflected the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $221 million increase in income before income taxes.
Combined Ratio
The combined ratio of 93.3% in the first quarter of 2024 was 0.3 points lower than the combined ratio of 93.6% in the same period of 2023.  The loss and loss adjustment expense ratio of 63.6% in the first quarter of 2024 was 0.2 points lower than the loss and loss adjustment expense ratio of 63.8% in the same period of 2023. The underwriting expense ratio of 29.7% in the first quarter of 2024 was 0.1 points lower than the underwriting expense ratio of 29.8% in the same period of 2023.
Catastrophe losses in the first quarters of 2024 and 2023 accounted for 4.1 points and 4.4 points, respectively, of the combined ratio.  There was no net prior year reserve development in the first quarter of 2024. Net favorable prior year reserve development in the first quarter 2023 provided 0.4 points of benefit to the combined ratio. The underlying combined ratio in the first quarter of 2024 was 0.4 points lower than the 2023 ratio on the same basis.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Select Accounts	$1,004	$924
Middle Market	3,452	3,129
National Accounts	527	493
National Property and Other	851	747
Total Domestic	5,834	5,293
International	549	535
Total Business Insurance	$6,383	$5,828

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Select Accounts	$974	$908
Middle Market	3,213	2,926
National Accounts	327	294
National Property and Other	642	590
Total Domestic	5,156	4,718
International	440	439
Total Business Insurance	$5,596	$5,157
Gross and net written premiums in the first quarter of 2024 increased by 10% and 9%, respectively, over the same period of 2023.
Select Accounts.  Net written premiums of $974 million in the first quarter of 2024 increased by 7% over the same period of 2023. Retention rates remained strong in the first quarter of 2024 but decreased slightly from the same period of 2023. Renewal premium changes in the first quarter of 2024 remained positive and were higher than the same period of 2023. New business premiums in the first quarter of 2024 increased over the same period of 2023.
Middle Market.  Net written premiums of $3.21 billion in the first quarter of 2024 increased by 10% over the same period of 2023.  Retention rates remained strong in the first quarter of 2024 but decreased from the same period of 2023.  Renewal premium changes in the first quarter of 2024 remained positive and were higher than the same period of 2023. New business premiums in the first quarter of 2024 decreased from the same period of 2023.
National Accounts.  Net written premiums of $327 million in the first quarter of 2024 increased by 11% over the same period of 2023. Retention rates remained strong in the first quarter of 2024 and increased over the same period of 2023. Renewal premium changes in the first quarter of 2024 remained positive but were slightly lower than the same period of 2023. New business premiums in the first quarter of 2024 increased over the same period of 2023.
National Property and Other.  Net written premiums of $642 million in the first quarter of 2024 increased by 9% over the same period of 2023.  Retention rates remained strong in the first quarter of 2024 but decreased slightly from the same period of 2023.  Renewal premium changes in the first quarter of 2024 remained positive but were lower than in the same period of 2023. New business premiums in the first quarter of 2024 increased over the same period of 2023.
International.  Net written premiums of $440 million in the first quarter of 2024 were comparable with the same period of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Revenues
Earned premiums	$956	$875
Net investment income	90	73
Other revenues	9	5
Total revenues	1,055	953
Total claims and expenses	815	705
Segment income before income taxes	240	248
Income tax expense	45	41
Segment income	$195	$207

Loss and loss adjustment expense ratio	44.4%	43.0%
Underwriting expense ratio	40.1	37.0
Combined ratio	84.5%	80.0%
Overview
Segment income in the first quarter of 2024 was $195 million, $12 million or 6% lower than segment income of $207 million in the same period of 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development, partially offset by (ii) higher net investment income and (iii) higher underlying underwriting margins. Net favorable prior year reserve development in the first quarters of 2024 and 2023 was $24 million and $58 million, respectively. Catastrophe losses in the first quarters of both 2024 and 2023 were $5 million. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) loss activity related to the disruption in the banking sector in the prior year quarter, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first quarter of 2024 was higher than in the same period of 2023, primarily reflecting a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2024 were $956 million, $81 million or 9% higher than in the same period of 2023, primarily reflecting increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the first quarter of 2024 was $90 million, $17 million or 23% higher than in the same period of 2023. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2024 compared with the same period of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2024 were $428 million, $48 million or 13% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) lower net favorable prior year reserve development, partially offset by (iii) loss activity related to the disruption in the banking sector in the prior year quarter.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Factors contributing to net favorable prior year reserve development during the first quarters of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2024 was $182 million, $22 million or 14% higher than in the same period of 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2024 were $205 million, $40 million or 24% higher than in the same period of 2023, primarily reflecting the acquisition of Corvus, as well as higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the first quarter of 2024 was $45 million, $4 million or 10% higher than in the same period of 2023, primarily reflecting the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item, partially offset by the impact of the $8 million decrease in segment income before income taxes.
Combined Ratio
The combined ratio of 84.5% in the first quarter of 2024 was 4.5 points higher than the combined ratio of 80.0% in the same period of 2023.  The loss and loss adjustment expense ratio of 44.4% in the first quarter of 2024 was 1.4 points higher than the loss and loss adjustment expense ratio of 43.0% in the same period of 2023. The underwriting expense ratio of 40.1% in the first quarter of 2024 was 3.1 points higher than the underwriting expense ratio of 37.0% in the same period of 2023.
Net favorable prior year reserve development in the first quarters of 2024 and 2023 provided 2.5 points and 6.7 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first quarters of 2024 and 2023 accounted for 0.5 points and 0.6 points, respectively, of the combined ratio. The underlying combined ratio in the first quarter of 2024 was 0.4 points higher than the 2023 ratio on the same basis.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Management Liability	$611	$564
Surety	349	303
Total Domestic	960	867
International	116	143
Total Bond & Specialty Insurance	$1,076	$1,010

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Management Liability	$543	$511
Surety	296	257
Total Domestic	839	768
International	104	118
Total Bond & Specialty Insurance	$943	$886

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the first quarter of 2024 increased by 7% and 6%, respectively, over the same period of 2023.
Domestic.  Net written premiums of $839 million in the first quarter of 2024 increased by 9% over the same period of 2023. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2024 and increased slightly over the same period of 2023. Renewal premium changes in the first quarter of 2024 remained positive but were lower than in the same period of 2023. New business premiums in the first quarter of 2024 increased over the same period of 2023.
International.  Net written premiums of $104 million in the first quarter of 2024 decreased by 12% from the same period of 2023, primarily driven by decreases in the United Kingdom and broader Europe.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Revenues
Earned premiums	$4,010	$3,502
Net investment income	147	117
Fee income	8	7
Other revenues	26	23
Total revenues	4,191	3,649
Total claims and expenses	3,924	3,591
Segment income before income taxes	267	58
Income tax expense (benefit)	47	(25)
Segment income	$220	$83

Loss and loss adjustment expense ratio	72.2%	76.3%
Underwriting expense ratio	24.7	25.2
Combined ratio	96.9%	101.5%
Overview
Segment income in the first quarter of 2024 was $220 million, $137 million or 165% higher than in the same period of 2023. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first quarters of 2024 and 2023 were $498 million and $331 million, respectively. Net favorable prior year reserve development in the first quarters of 2024 and 2023 was $67 million and $28 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing in both the automobile and homeowners and other product lines and (ii) higher business volumes. The segment recorded income tax expense in the first quarter of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2024 were $4.01 billion, $508 million or 15% higher than in the same period of 2023, primarily reflecting the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the first quarter of 2024 was $147 million, $30 million or 26% higher than in the same period of 2023. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2024 compared with the same period of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the first quarters of 2024 and 2023 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2024 were $2.90 billion, $225 million or 8% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses and (iii) loss cost trends, partially offset by (iv) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the first quarters of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2024 was $652 million, $92 million or 16% higher than in the same period of 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2024 were $375 million, $16 million or 4% higher than in the same period of 2023, primarily reflecting higher employee and technology related expenses.
Income Tax Expense (Benefit)
The segment recorded income tax expense of $47 million in the first quarter of 2024, compared with an income tax benefit of $25 million in the same period of 2023. The change in income taxes primarily reflected the impact of the $209 million increase in segment income before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 96.9% in the first quarter of 2024 was 4.6 points lower than the combined ratio of 101.5% in the same period of 2023.  The loss and loss adjustment expense ratio of 72.2% in the first quarter of 2024 was 4.1 points lower than the loss and loss adjustment expense ratio of 76.3% in the same period of 2023.  The underwriting expense ratio of 24.7% in the first quarter of 2024 was 0.5 points lower than the underwriting expense ratio of 25.2% in the same period of 2023.
Catastrophe losses in the first quarters of 2024 and 2023 accounted for 12.4 points and 9.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2024 and 2023 provided 1.6 points and 0.8 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2024 was 6.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing in both the automobile and homeowners and other product lines.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Automobile	$1,867	$1,661
Homeowners and Other	1,831	1,711
Total Domestic	3,698	3,372
International	153	137
Total Personal Insurance	$3,851	$3,509

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic:
Automobile	$1,859	$1,654
Homeowners and Other	1,635	1,565
Total Domestic	3,494	3,219
International	149	134
Total Personal Insurance	$3,643	$3,353
Gross and net written premiums in the first quarter of 2024 increased by 10% and 9%, respectively, over the same period of 2023.
Domestic
Automobile net written premiums of $1.86 billion in the first quarter of 2024 increased by 12% over the same period of 2023. Retention rates remained strong in the first quarter of 2024 and were comparable with the same period of 2023.  Renewal premium changes in the first quarter of 2024 remained positive and were higher than in the same period of 2023.  New business premiums in the first quarter of 2024 increased slightly over the same period of 2023.
Homeowners and Other net written premiums of $1.64 billion in the first quarter of 2024 increased by 4% over the same periods of 2023.  Retention rates remained strong in the first quarter of 2024 and were comparable with the same period of 2023.  Renewal premium changes in the first quarter of 2024 remained positive but were lower than in the same period of 2023.  New business premiums in the first quarter of 2024 decreased from the same period of 2023.
For its Domestic business, Personal Insurance had approximately 9.0 million and 9.2 million active policies at March 31, 2024 and 2023, respectively.
International
International net written premiums of $149 million in the first quarter of 2024 increased by 11% over the same period of 2023, driven by increases in the automobile product line.

For its International business, Personal Insurance had approximately 450,000 and 448,000 active policies at March 31, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2024	2023
Income (loss)	$(83)	$(76)
The Income (loss) for Interest Expense and Other in the first quarters of 2024 and 2023 was $(83) million and $(76) million, respectively.  Pre-tax interest expense for the first quarters of 2024 and 2023 was $98 million and $88 million, respectively. After-tax interest expense for the first quarters of 2024 and 2023 was $77 million and $70 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Net asbestos paid loss and loss expenses in the first three months of 2024 and 2023 were $74 million and $33 million, respectively. Net asbestos reserves were $1.30 billion and $1.27 billion at March 31, 2024 and 2023, respectively.
The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2024	2023
Beginning reserves:
Gross	$1,768	$1,674
Ceded	(390)	(369)
Net	1,378	1,305
Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss expenses:
Gross	82	54
Ceded	(8)	(21)
Net	74	33
Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—
Ending reserves:
Gross	1,686	1,620
Ceded	(382)	(348)
Net	$1,304	$1,272
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
Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $29 million and $31 million in the first three months of 2024 and 2023, respectively. Net environmental paid loss and loss expenses in the first three months of 2024 and 2023 were $15 million and $25 million, respectively. Net environmental reserves were $396 million and $377 million at March 31, 2024 and 2023, respectively.
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

INVESTMENT PORTFOLIO
The Company’s invested assets at March 31, 2024 were $88.66 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at March 31, 2024 was $77.99 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2024 and December 31, 2023.  Below investment grade securities represented 1.3% of the total fixed maturity investment portfolio at both March 31, 2024 and December 31, 2023. The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at March 31, 2024 and 4.1 (4.4 excluding short-term securities) at December 31, 2023.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at March 31, 2024 and December 31, 2023 included $27.51 billion and $28.51 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2024 and December 31, 2023 were $950 million and $966 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both March 31, 2024 and December 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at March 31, 2024 and December 31, 2023 included $8.92 billion and $7.82 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2024 and December 31, 2023 were $7.16 billion and $6.23 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.76 billion and $1.59 billion at March 31, 2024 and December 31, 2023, respectively. Approximately 30% and 33% of the Company’s CMO holdings at March 31, 2024 and December 31, 2023, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.23 billion and $1.07 billion of non-guaranteed CMO holdings was “Aaa” at both March 31, 2024 and December 31, 2023. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both March 31, 2024 and December 31, 2023.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2023 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At March 31, 2024 and December 31, 2023, the carrying value of the Company’s other investments was $4.34 billion and $4.30 billion, respectively.
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

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2023 Annual Report.
The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2024	December 31, 2023
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,866	$3,895
Gross structured settlements	2,691	2,707
Mandatory pools and associations	1,660	1,659
Gross reinsurance recoverables	8,217	8,261
Allowance for estimated uncollectible reinsurance	(117)	(118)
Net reinsurance recoverables	$8,100	$8,143
Net reinsurance recoverables at March 31, 2024 decreased by $43 million from December 31, 2023.

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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2024.
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2024 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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
It is possible that changes in economic conditions, the supply chain, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Higher costs of labor, parts and raw materials are adversely impacting severity in our personal and commercial businesses and may continue to do so in future quarters. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2023 Annual Report.
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
Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at March 31, 2024.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2024, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $640 million in the second quarter of 2024, $665 million in the third quarter of 2024 and $690 million in the fourth quarter of 2024. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment gains of $35 million in the first three months of 2024. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $4.72 billion ($3.72 billion after-tax) in its fixed maturity investment portfolio at March 31, 2024, compared to $3.97 billion ($3.13 billion after-tax) at December 31, 2023.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first three months of 2024 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors” in the Company’s 2023 Annual Report.
For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2023 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2023 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2023 Annual Report.
Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors. For information regarding the Company’s common share repurchases in 2024, see “Liquidity and Capital Resources” herein.
As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2023 Annual Report.
Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “Part II—Item 7—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.
Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2023 Annual Report.
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2024, TRV held total cash and short-term invested assets in the United States aggregating $1.62 billion and having a weighted average maturity of 45 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.30 billion).  TRV’s holding company liquidity of $1.62 billion at March 31, 2024 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at March 31, 2024.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. At March 31, 2024, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2024. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first three months of 2024 and 2023 was $1.46 billion and $1.01 billion, respectively. The increase in cash flows in the first three months of 2024 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for claims and claim adjustments expenses, commissions and general and administrative expenses.
Investing Activities
Net cash used in investing activities in the first three months of 2024 and 2023 was $1.04 billion and $455 million, respectively.  The Company’s consolidated total investments at March 31, 2024 decreased by $153 million from year-end 2023, primarily reflecting the impacts of (i) higher net unrealized investment losses due to the impact of higher interest rates during the first three months of 2024, (ii) net cash used in financing activities and (iii) the cost of acquiring Corvus, partially offset by (iv) net cash flows provided by operating activities.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Financing Activities
Net cash used in financing activities in the first three months of 2024 and 2023 was $399 million and $593 million, respectively.  The totals in both 2024 and 2023 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2024 and 2023 were $360 million and $460 million, respectively.
Dividends.  Dividends paid to shareholders were $229 million and $215 million in the first three months of 2024 and 2023, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 17, 2024, the Company announced that it would increase its regular quarterly dividend from $1.00 per share to $1.05 per share, a 5% increase. The increased dividend is payable June 28, 2024 to shareholders of record on June 10, 2024.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors.  During the three months ended March 31, 2024, the Company repurchased 1.2 million common shares under its share repurchase authorizations for a total cost of $250 million. The average cost per share repurchased was $217.31. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At March 31, 2024, the Company had $5.79 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023
Debt:
Short-term	$100	$100
Long-term	8,004	8,004
Net unamortized fair value adjustments and debt issuance costs	(72)	(73)
Total debt	8,032	8,031
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	30,153	29,392
Accumulated other comprehensive loss	(5,131)	(4,471)
Total shareholders’ equity	25,022	24,921
Total capitalization	$33,054	$32,952

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	March 31, 2024	December 31, 2023
Total capitalization	$33,054	$32,952
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,721)	(3,129)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$36,775	$36,081
Debt-to-total capital ratio	24.3%	24.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.8%	22.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.8% at March 31, 2024 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since February 15, 2024, the date on which the Company’s 2023 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2023 Annual Report.

CRITICAL ACCOUNTING ESTIMATES
For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2023 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2023.
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.11 billion at March 31, 2024) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2024			December 31, 2023
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,688	$10,352	$16,040	$5,658	$10,214	$15,872
Commercial property	1,416	353	1,769	1,447	281	1,728
Commercial multi-peril	2,797	3,112	5,909	2,869	2,905	5,774
Commercial automobile	2,694	2,882	5,576	2,661	2,773	5,434
Workers’ compensation	9,932	9,324	19,256	10,004	9,203	19,207
Fidelity and surety	221	559	780	265	466	731
Personal automobile	2,253	2,452	4,705	2,245	2,460	4,705
Personal homeowners and other	1,258	2,152	3,410	1,217	2,004	3,221
International and other	2,561	2,476	5,037	2,620	2,329	4,949
Property-casualty	28,820	33,662	62,482	28,986	32,635	61,621
Accident and health	5	—	5	6	—	6
Claims and claim adjustment expense reserves	$28,825	$33,662	$62,487	$28,992	$32,635	$61,627
The $860 million increase in gross claims and claim adjustment expense reserves since December 31, 2023 primarily reflected the impacts of (i) catastrophe losses in the first three months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first three months of 2024 and (v) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS
See note 1 of the notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2023 Annual Report for a discussion of recently issued accounting pronouncements.

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
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; and
•the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative changes that take place after the Company issues its policies can result in an unexpected increase in the number of claims and have a material adverse impact on the Company’s results of operations and/or the Company’s financial position.

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
•the Company is subject to additional risks associated with its business outside the United States; and
•future pandemics (including new variants of COVID-19) could materially affect the Company’s results of operations, financial position and/or liquidity.
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
Regulatory and Compliance Risks
•the Company’s businesses are heavily regulated by the states and countries in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce the Company’s profitability and limit its growth; and
•the Company could be adversely affected if its controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
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
acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2023 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2023 Annual Report.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Corvus Insurance Holdings, Inc. (Corvus) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Corvus on January 2, 2024. Corvus represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the quarter ended March 31, 2024. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Corvus and, if necessary, will make appropriate changes as it integrates Corvus into the Company’s overall internal control over financial reporting process.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2023 Annual Report.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2024	January 31, 2024	201,899	$211.66	201,441	$5,997
February 1, 2024	February 29, 2024	1,185,953	$216.50	549,741	$5,878
March 1, 2024	March 31, 2024	403,089	$220.85	399,331	$5,790
Total		1,790,941	$216.93	1,150,513	$5,790

The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on April 19, 2023 and added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. During the three months ended March 31, 2024, there was no net excise tax included in the cost of treasury stock acquired, as common share issuances exceeded common share repurchase activity.

The Company acquired 0.6 million shares for a total cost of $138 million during the three months ended March 31, 2024 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2024 and 2023; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheet at March 31, 2024 and December 31, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 17, 2024	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 17, 2024	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)