Form 10-Q
period 2024-06-30
TRAVELERS COMPANIES, INC.
filed 2024-07-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 15, 2024 was 227,931,434.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2024
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$10,243	$9,216	$20,369	$18,070
Net investment income	885	712	1,731	1,375
Fee income	115	106	224	212
Net realized investment losses	(65)	(35)	(30)	(29)
Other revenues	105	99	217	174
Total revenues	11,283	10,098	22,511	19,802
Claims and expenses
Claims and claim adjustment expenses	7,373	7,227	14,029	13,186
Amortization of deferred acquisition costs	1,678	1,519	3,376	2,981
General and administrative expenses	1,478	1,308	2,884	2,575
Interest expense	98	92	196	180
Total claims and expenses	10,627	10,146	20,485	18,922
Income (loss) before income taxes	656	(48)	2,026	880
Income tax expense (benefit)	122	(34)	369	(81)
Net income (loss)	$534	$(14)	$1,657	$961
Net income (loss) per share
Basic	$2.32	$(0.07)	$7.19	$4.14
Diluted	$2.29	$(0.07)	$7.09	$4.09
Weighted average number of common shares outstanding
Basic	228.6	229.7	228.8	230.6
Diluted	231.5	229.7	231.8	233.3

Cash dividends declared per common share	$1.05	$1.00	$2.05	$1.93

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$534	$(14)	$1,657	$961
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	(324)	(903)	(1,076)	405
Having credit losses recognized in the consolidated statement of income (loss)	1	—	3	—
Net changes in benefit plan assets and obligations	(2)	(4)	(3)	(7)
Net changes in unrealized foreign currency translation	(25)	94	(96)	131
Other comprehensive income (loss) before income taxes	(350)	(813)	(1,172)	529
Income tax expense (benefit)	(71)	(190)	(233)	93
Other comprehensive income (loss), net of taxes	(279)	(623)	(939)	436
Comprehensive income (loss)	$255	$(637)	$718	$1,397

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $84,231 and $81,781; allowance for expected credit losses of $1 and $5)	$79,188	$77,807
Equity securities, at fair value (cost $539 and $553)	644	608
Real estate investments	956	959
Short-term securities	4,353	5,137
Other investments	4,370	4,299
Total investments	89,511	88,810
Cash	729	650
Investment income accrued	690	688
Premiums receivable (net of allowance for expected credit losses of $69 and $69)	11,491	10,282
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $117 and $118)	8,132	8,143
Ceded unearned premiums	1,445	1,150
Deferred acquisition costs	3,508	3,306
Deferred taxes	1,788	1,504
Contractholder receivables (net of allowance for expected credit losses of $18 and $20)	3,274	3,249
Goodwill	4,250	3,976
Other intangible assets	371	277
Other assets	4,126	3,943
Total assets	$129,315	$125,978
Liabilities
Claims and claim adjustment expense reserves	$63,857	$61,627
Unearned premium reserves	22,090	20,872
Contractholder payables	3,292	3,269
Payables for reinsurance premiums	869	518
Debt	8,032	8,031
Other liabilities	6,313	6,740
Total liabilities	104,453	101,057
Shareholders’ equity
Common stock (1,750.0 shares authorized; 227.9 and 228.2 shares issued and outstanding)	25,245	24,906
Retained earnings	46,773	45,591
Accumulated other comprehensive loss	(5,410)	(4,471)
Treasury stock, at cost (562.2 and 559.2 shares)	(41,746)	(41,105)
Total shareholders’ equity	24,862	24,921
Total liabilities and shareholders’ equity	$129,315	$125,978

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock
Balance, beginning of period	$25,163	$24,703	$24,906	$24,565
Employee share-based compensation	21	26	200	94
Compensation amortization under share-based plans and other changes	61	47	139	117
Balance, end of period	25,245	24,776	25,245	24,776
Retained earnings
Balance, beginning of period	46,483	44,273	45,591	43,516
Net income (loss)	534	(14)	1,657	961
Dividends	(245)	(233)	(477)	(451)
Other	1	—	2	—
Balance, end of period	46,773	44,026	46,773	44,026
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(5,131)	(5,386)	(4,471)	(6,445)
Other comprehensive income (loss)	(279)	(623)	(939)	436
Balance, end of period	(5,410)	(6,009)	(5,410)	(6,009)
Treasury stock, at cost
Balance, beginning of period	(41,493)	(40,538)	(41,105)	(40,076)
Treasury stock acquired — share repurchase authorizations	(250)	(400)	(500)	(800)
Net shares acquired related to employee share-based compensation plans	(3)	—	(141)	(62)
Balance, end of period	(41,746)	(40,938)	(41,746)	(40,938)
Total shareholders’ equity	$24,862	$21,855	$24,862	$21,855
Common shares outstanding
Balance, beginning of period	229.0	231.0	228.2	232.1
Treasury stock acquired — share repurchase authorizations	(1.1)	(2.2)	(2.3)	(4.4)
Net shares issued under employee share-based compensation plans	—	0.1	2.0	1.2
Balance, end of period	227.9	228.9	227.9	228.9

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,657	$961
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	30	29
Depreciation and amortization	378	383
Deferred federal income tax benefit	(43)	(64)
Amortization of deferred acquisition costs	3,376	2,981
Equity in income from other investments	(157)	(85)
Premiums receivable	(1,221)	(1,389)
Reinsurance recoverables	(1)	(41)
Deferred acquisition costs	(3,583)	(3,351)
Claims and claim adjustment expense reserves	2,312	1,794
Unearned premium reserves	1,245	1,935
Other	(858)	(592)
Net cash provided by operating activities	3,135	2,561
Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,173	3,031
Proceeds from sales of investments:
Fixed maturities	1,250	3,115
Equity securities	62	90
Other investments	110	100
Purchases of investments:
Fixed maturities	(8,087)	(7,663)
Equity securities	(47)	(50)
Real estate investments	(24)	(26)
Other investments	(185)	(255)
Net sales (purchases) of short-term securities	784	(418)
Securities transactions in the course of settlement	358	15
Acquisition, net of cash acquired	(382)	—
Other	(192)	(251)
Net cash used in investing activities	(2,180)	(2,312)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(499)	(794)
Treasury stock acquired — net employee share-based compensation	(111)	(62)
Dividends paid to shareholders	(473)	(447)
Issuance of debt	—	738
Issuance of common stock — employee share options	212	110
Net cash used in financing activities	(871)	(455)
Effect of exchange rate changes on cash	(5)	12
Net increase (decrease) in cash	79	(194)
Cash at beginning of year	650	799
Cash at end of period	$729	$605
Supplemental disclosure of cash flow information
Income taxes paid	$855	$139
Interest paid	$195	$175
Supplemental disclosure of noncash financing activities
Issuance of common stock — net share settlement of employee options	$30	$—

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
On January 2, 2024, the Company completed its previously announced acquisition of all issued and outstanding shares of Corvus Insurance Holdings, Inc. (Corvus), a cyber insurance managing general underwriter, for consideration transferred of approximately $427 million. The acquisition provides the Company the opportunity to renew Corvus’s book of business and to leverage Corvus’s capabilities to enhance the return profile of Travelers’ existing cyber portfolio. At the acquisition date, the Company recorded at fair value $478 million of assets acquired and $51 million of liabilities assumed as part of purchase accounting, including $390 million of identifiable intangible assets and goodwill. The assets acquired from Corvus were included in the Company’s Bond & Specialty Insurance segment, effective at the acquisition date. The Company funded this transaction from internal resources. A provisional amount of $19 million was recorded as a deferred tax asset and included on the consolidated balance sheet on January 2, 2024, the date of the acquisition. As the tax return for Corvus for the 2023 fiscal year will not be finalized until the third quarter of 2024, a measurement period adjustment is expected to be recorded in the third quarter of 2024.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$5,168	$977	$4,098	$10,243
Net investment income	632	94	159	885
Fee income	105	—	10	115
Other revenues	77	6	22	105
Total segment revenues (1)	$5,982	$1,077	$4,289	$11,348
Segment income (loss) (1)	$656	$170	$(153)	$673

2023
Premiums	$4,644	$911	$3,661	$9,216
Net investment income	509	78	125	712
Fee income	98	—	8	106
Other revenues	67	7	25	99
Total segment revenues (1)	$5,318	$996	$3,819	$10,133
Segment income (loss) (1)	$402	$230	$(538)	$94
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

(For the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$10,328	$1,933	$8,108	$20,369
Net investment income	1,241	184	306	1,731
Fee income	206	—	18	224
Other revenues	154	15	48	217
Total segment revenues (1)	$11,929	$2,132	$8,480	$22,541
Segment income (1)	$1,420	$365	$67	$1,852

2023
Premiums	$9,121	$1,786	$7,163	$18,070
Net investment income	982	151	242	1,375
Fee income	197	—	15	212
Other revenues	114	12	48	174
Total segment revenues (1)	$10,414	$1,949	$7,468	$19,831
Segment income (loss) (1)	$1,158	$437	$(455)	$1,140
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$864	$858	$1,744	$1,708
Commercial automobile	874	798	1,734	1,559
Commercial property	894	760	1,767	1,469
General liability	845	748	1,692	1,508
Commercial multi-peril	1,246	1,145	2,516	2,245
Other	13	16	30	34
Total Domestic	4,736	4,325	9,483	8,523
International	432	319	845	598
Total Business Insurance	5,168	4,644	10,328	9,121
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	350	325	690	631
General liability	437	406	863	804
Other	58	57	114	111
Total Domestic	845	788	1,667	1,546
International	132	123	266	240
Total Bond & Specialty Insurance	977	911	1,933	1,786
Personal Insurance:
Domestic:
Automobile	1,919	1,688	3,793	3,312
Homeowners and Other	2,014	1,814	3,986	3,538
Total Domestic	3,933	3,502	7,779	6,850
International	165	159	329	313
Total Personal Insurance	4,098	3,661	8,108	7,163
Total earned premiums	10,243	9,216	20,369	18,070
Net investment income	885	712	1,731	1,375
Fee income	115	106	224	212
Other revenues	105	99	217	174
Total segment revenues	11,348	10,133	22,541	19,831
Net realized investment losses	(65)	(35)	(30)	(29)
Total revenues	$11,283	$10,098	$22,511	$19,802
Income reconciliation, net of tax
Total segment income	$673	$94	$1,852	$1,140
Interest Expense and Other (1)	(88)	(79)	(171)	(155)
Core income	585	15	1,681	985
Net realized investment losses	(51)	(29)	(24)	(24)
Net income (loss)	$534	$(14)	$1,657	$961
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $78 million and $72 million for the three months ended June 30, 2024 and 2023, respectively, and $155 million and $142 million for the six months ended June 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2024	December 31, 2023
Asset reconciliation
Business Insurance	$95,686	$93,565
Bond & Specialty Insurance	12,243	11,478
Personal Insurance	20,404	20,072
Total assets by reportable segment	128,333	125,115
Other assets (1)	982	863
Total consolidated assets	$129,315	$125,978
 _________________________________________________________
(1)The primary components of other assets at both June 30, 2024 and December 31, 2023 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at June 30, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,183	$—	$—	$243	$5,940
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,280	—	29	1,619	16,690
Revenue	9,216	—	21	736	8,501
State general obligation	1,166	—	2	78	1,090
Pre-refunded	977	—	2	4	975
Total obligations of U.S. states, municipalities and political subdivisions	29,639	—	54	2,437	27,256
Debt securities issued by foreign governments	907	—	—	27	880
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	10,412	—	51	262	10,201
Corporate and all other bonds	37,090	1	76	2,254	34,911
Total	$84,231	$1	$181	$5,223	$79,188

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,591	$—	$8	$231	$6,368
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,374	—	90	1,265	17,199
Revenue	9,748	—	52	616	9,184
State general obligation	1,209	—	7	59	1,157
Pre-refunded	963	—	5	2	966
Total obligations of U.S. states, municipalities and political subdivisions	30,294	—	154	1,942	28,506
Debt securities issued by foreign governments	1,035	—	2	31	1,006
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	—	120	176	7,818
Corporate and all other bonds	35,987	5	187	2,060	34,109
Total	$81,781	$5	$471	$4,440	$77,807
Pre-refunded bonds of $975 million and $966 million at June 30, 2024 and December 31, 2023, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $1.25 billion and $3.12 billion during the six months ended June 30, 2024 and 2023, respectively. Gross gains of $2 million and $19 million and gross losses of $41 million and $51 million were realized on those sales during the six months ended June 30, 2024 and 2023, respectively. Included in realized losses for the six months ended June 30, 2024 and 2023, are $33 million and $0 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at June 30, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$493	$115	$14	$594
Non-redeemable preferred stock	46	4	—	50
Total	$539	$119	$14	$644

(at December 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$508	$93	$41	$560
Non-redeemable preferred stock	45	3	—	48
Total	$553	$96	$41	$608
For the six months ended June 30, 2024 and 2023, the Company recognized $51 million and $3 million of net gains on equity securities still held as of June 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at June 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at June 30, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,695	$8	$4,048	$235	$5,743	$243
Obligations of U.S. states, municipalities and political subdivisions	7,190	92	16,298	2,345	23,488	2,437
Debt securities issued by foreign governments	193	1	590	26	783	27
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,009	43	2,332	219	6,341	262
Corporate and all other bonds	4,390	45	25,047	2,209	29,437	2,254
Total	$17,477	$189	$48,315	$5,034	$65,792	$5,223

	Less than 12 months		12 months or longer		Total
(at December 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,864	$7	$2,985	$224	$4,849	$231
Obligations of U.S. states, municipalities and political subdivisions	3,868	31	14,351	1,911	18,219	1,942
Debt securities issued by foreign governments	30	—	763	31	793	31
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,215	9	1,433	167	2,648	176
Corporate and all other bonds	1,016	9	26,444	2,051	27,460	2,060
Total	$7,993	$56	$45,976	$4,384	$53,969	$4,440

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at June 30, 2024 and December 31, 2023, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at June 30, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	139	234	—	744	1,117
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	18	44	—	—	62
Corporate and all other bonds	13	29	3	18	63
Total	$170	$307	$3	$762	$1,242

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	2	31	642	675
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	3	22	25	51
Total	$1	$5	$53	$667	$726
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	June 30, 2024	June 30, 2023

Balance, beginning of period	$3	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	(2)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$1	$4

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Six Months Ended
(in millions)	June 30, 2024	June 30, 2023

Balance, beginning of period	$5	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	3	—
Additions for expected credit losses on securities where credit losses were previously recognized	—	1
Reductions due to sales/defaults of credit-impaired securities	(7)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$1	$4
Total net impairment charges, including credit impairments, reported in net realized investment losses in the consolidated statement of income (loss) were $0 million for both the three months ended June 30, 2024 and 2023 and $3 million and $1 million for the six months ended June 30, 2024 and 2023, respectively. Credit losses related to the fixed maturity portfolio for both the three and six months ended June 30, 2024 and 2023 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both June 30, 2024 and December 31, 2023.
While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using either another internal pricing matrix, a present value income approach or a broker quote (collectively, the other methodologies). The other methodologies include some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information available in the estimation of fair value, the Company includes the fair value estimates for bonds that are valued using the other methodologies in Level 3.
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $38 million and $37 million for these investments at June 30, 2024 and December 31, 2023, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,940	$5,940	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,256	—	27,256	—
Debt securities issued by foreign governments	880	—	880	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	10,201	17	10,139	45
Corporate and all other bonds	34,911	—	34,650	261
Total fixed maturities	79,188	5,957	72,925	306
Equity securities
Common stock	594	587	—	7
Non-redeemable preferred stock	50	16	3	31
Total equity securities	644	603	3	38
Other investments	19	19	—	—
Total	$79,851	$6,579	$72,928	$344

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	$6,368	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,506	—	28,506	—
Debt securities issued by foreign governments	1,006	—	1,006	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	—	7,818	—
Corporate and all other bonds	34,109	—	33,851	258
Total fixed maturities	77,807	6,368	71,181	258
Equity securities
Common stock	560	553	—	7
Non-redeemable preferred stock	48	16	2	30
Total equity securities	608	569	2	37
Other investments	18	18	—	—
Total	$78,433	$6,955	$71,183	$295
There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2024.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at June 30, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,353	$4,353	$619	$3,687	$47
Financial liabilities
Debt	$7,932	$7,205	$—	$7,205	$—
Commercial paper	100	100	—	100	—

(at December 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,137	$5,137	$1,171	$3,912	$54
Financial liabilities
Debt	$7,931	$7,645	$—	$7,645	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2024 or the year ended December 31, 2023.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2024 and 2023.

	At and For the Three Months Ended June 30, 2024		At and For the Three Months Ended June 30, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,829	$68	$9,483	$77

Current period change for expected credit losses		13		7
Write-offs of uncollectible premiums receivable		12		12
Balance, end of period	$11,491	$69	$10,327	$72

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Six Months Ended June 30, 2024		At and For the Six Months Ended June 30, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,282	$69	$8,922	$77

Current period change for expected credit losses		25		17
Write-offs of uncollectible premiums receivable		25		22
Balance, end of period	$11,491	$69	$10,327	$72
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2024 and 2023, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2024 and 2023.

	At and For the Three Months Ended June 30, 2024		At and For the Three Months Ended June 30, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,100	$117	$8,091	$131

Current period change for estimated uncollectible reinsurance		—		(10)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,132	$117	$8,121	$121

	At and For the Six Months Ended June 30, 2024		At and For the Six Months Ended June 30, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,143	$118	$8,063	$132

Current period change for estimated uncollectible reinsurance		(1)		(11)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,132	$117	$8,121	$121

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables at June 30, 2024, $5.78 billion, or 87%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 13% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at June 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2024 and 2023.

	At and For the Three Months Ended June 30, 2024		At and For the Three Months Ended June 30, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,266	$19	$3,598	$19

Current period change for expected credit losses		(1)		1
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,274	$18	$3,449	$20

	At and For the Six Months Ended June 30, 2024		At and For the Six Months Ended June 30, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,249	$20	$3,579	$17

Current period change for expected credit losses		(2)		3
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,274	$18	$3,449	$20

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

(in millions)	June 30, 2024	December 31, 2023
Business Insurance	$2,580	$2,585
Bond & Specialty Insurance (1)	835	550
Personal Insurance	809	815
Other	26	26
Total	$4,250	$3,976
 _________________________________________________________
(1)Goodwill at June 30, 2024 included $285 million associated with the acquisition of Corvus in the first quarter of 2024, which is primarily attributable to Corvus’s cyber underwriting and support capabilities and workforce and is not deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(at June 30, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related (1)	$186	$67	$119
Contract-based (2)	204	195	9
Marketing-related (3)	18	1	17
Total subject to amortization	408	263	145
Not subject to amortization	226	—	226
Total	$634	$263	$371

(at December 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$59	$41
Contract-based (2)	204	194	10
Total subject to amortization	304	253	51
Not subject to amortization	226	—	226
Total	$530	$253	$277
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

(in millions)	Amount	Weighted Average Amortization Period
Subject to amortization
Customer-related	$87	14 years
Marketing-related	18	7 years
Total	$105	13 years

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2024	December 31, 2023
Property-casualty	$63,852	$61,621
Accident and health	5	6
Total	$63,857	$61,627
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2024	2023
Claims and claim adjustment expense reserves at beginning of year	$61,621	$58,643
Less reinsurance recoverables on unpaid losses	7,817	7,790
Net reserves at beginning of year	53,804	50,853
Estimated claims and claim adjustment expenses for claims arising in the current year	14,213	13,260
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(232)	(118)
Total increases	13,981	13,142
Claims and claim adjustment expense payments for claims arising in:
Current year	3,953	3,898
Prior years	7,750	7,466
Total payments	11,703	11,364
Unrealized foreign exchange (gain) loss	(75)	104
Net reserves at end of period	56,007	52,735
Plus reinsurance recoverables on unpaid losses	7,845	7,829
Claims and claim adjustment expense reserves at end of period	$63,852	$60,564
Gross claims and claim adjustment expense reserves at June 30, 2024 increased by $2.23 billion from December 31, 2023, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2024 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at June 30, 2024 increased by $28 million from December 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the six months ended June 30, 2024 and 2023, estimated claims and claim adjustment expenses incurred included $232 million and $118 million, respectively, of net favorable development for claims arising in prior years, including $321 million and $165 million, respectively, of net favorable prior year reserve development, and $22 million and $23 million, respectively, of accretion of discount.
Business Insurance. Net favorable prior year reserve development in the second quarter of 2024 totaled $34 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for recent accident years, driven by excess coverages, as well as an addition to reserves related to run-off operations. Net unfavorable prior year reserve development in the second quarter of 2023 totaled $101 million, primarily driven by higher than expected loss experience in the domestic operations’ (i) general liability product line for primary and excess coverages for multiple accident years, (ii) commercial multi-peril product line for multiple accident years and (iii) commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years.
Net favorable prior year reserve development in the first six months of 2024 totaled $34 million, primarily driven by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for recent accident years, as well as an addition to reserves related to run-off operations. Net unfavorable prior year reserve development in the first six months of 2023 totaled $82 million, primarily driven by higher than expected loss experience in the domestic operations’ (i) general liability product line for primary and excess coverages for multiple accident years, (ii) commercial automobile product line for multiple accident years and (iii) commercial multi-peril product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years. The first six months of 2024 and 2023 also included an increase to environmental reserves.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2024 totaled $24 million and $48 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2023 totaled $119 million and $177 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ general liability product line for management liability coverages and in the fidelity and surety product lines for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2024 totaled $172 million and $239 million, respectively, primarily driven by better than expected loss experience in the domestic operations in both the homeowners and other and automobile product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2023 totaled $42 million and $70 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2024.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2024	$(3,903)	$182	$(459)	$(951)	$(5,131)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(282)	—	1	(23)	(304)
Amounts reclassified from AOCI, net of tax	27	—	(2)	—	25
Net OCI, current period	(255)	—	(1)	(23)	(279)
Balance, June 30, 2024	$(4,158)	$182	$(460)	$(974)	$(5,410)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Having Credit Losses Recognized in the Consolidated Statement of Income (Loss)	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2023	$(3,309)	$180	$(458)	$(884)	$(4,471)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(908)	2	1	(90)	(995)
Amounts reclassified from AOCI, net of tax	59	—	(3)	—	56
Net OCI, current period	(849)	2	(2)	(90)	(939)
Balance, June 30, 2024	$(4,158)	$182	$(460)	$(974)	$(5,410)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	$(324)	$(903)	$(1,076)	$405
Income tax expense (benefit)	(69)	(195)	(227)	83
Net of taxes	(255)	(708)	(849)	322
Having credit losses recognized in the consolidated statement of income (loss)	1	—	3	—
Income tax expense	1	—	1	—
Net of taxes	—	—	2	—
Net changes in benefit plan assets and obligations	(2)	(4)	(3)	(7)
Income tax expense (benefit)	(1)	—	(1)	(1)
Net of taxes	(1)	(4)	(2)	(6)
Net changes in unrealized foreign currency translation	(25)	94	(96)	131
Income tax expense (benefit)	(2)	5	(6)	11
Net of taxes	(23)	89	(90)	120
Total other comprehensive income (loss)	(350)	(813)	(1,172)	529
Total income tax expense (benefit)	(71)	(190)	(233)	93
Total other comprehensive income (loss), net of taxes	$(279)	$(623)	$(939)	$436

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss) (1)	$35	$22	$75	$33
Income tax benefit (2)	8	5	16	7
Net of taxes	27	17	59	26
Having credit losses recognized in the consolidated statement of income (loss) (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(1)	(1)	(1)	(2)
General and administrative expenses (benefit) (3)	(1)	(2)	(2)	(4)
Total	(2)	(3)	(3)	(6)
Income tax (expense) benefit (2)	—	(1)	—	(1)
Net of taxes	(2)	(2)	(3)	(5)
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	33	19	72	27
Total income tax benefit	8	4	16	6
Total reclassifications, net of taxes	$25	$15	$56	$21
_________________________________________________________
(1)(Increases) decreases net realized investment losses on the consolidated statement of income (loss).
(2)(Increases) decreases income tax expense (benefit) on the consolidated statement of income (loss).
(3)Increases (decreases) expenses on the consolidated statement of income (loss).

9.     COMMON SHARE REPURCHASES
During the three and six months ended June 30, 2024, the Company repurchased 1.1 million and 2.3 million common shares, respectively, under its share repurchase authorizations for total cost of $250 million and $500 million, respectively. The average cost per share repurchased was $211.22 and $214.22, respectively.  In addition, the Company acquired 12,170 shares and 0.7 million common shares for a total cost of $3 million and $141 million during the three and six months ended June 30, 2024, respectively, that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At June 30, 2024, the Company had $5.54 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income (loss) and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic and Diluted
Net income (loss), as reported	$534	$(14)	$1,657	$961
Participating share-based awards — allocated income	(5)	(1)	(13)	(7)
Net income (loss) available to common shareholders — basic and diluted	$529	$(15)	$1,644	$954
Common Shares
Basic
Weighted average shares outstanding	228.6	229.7	228.8	230.6
Diluted
Weighted average shares outstanding	228.6	229.7	228.8	230.6
Weighted average effects of dilutive securities — stock options and performance shares	2.9	—	3.0	2.7
Total	231.5	229.7	231.8	233.3
Net Income (Loss) per Common Share
Basic	$2.32	$(0.07)	$7.19	$4.14
Diluted	$2.29	$(0.07)	$7.09	$4.09

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

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards at June 30, 2024:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,751,500	$147.09	5.7 years	$385
Exercisable at end of period	5,098,310	$133.44	4.8 years	$357
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $60 million and $47 million for the three months ended June 30, 2024 and 2023, respectively, and $139 million and $116 million for the six months ended June 30, 2024 and 2023, respectively. The related tax benefits recognized in the consolidated statement of income (loss) were $10 million and $8 million for the three months ended June 30, 2024 and 2023, respectively, and $22 million and $19 million for the six months ended June 30, 2024 and 2023, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2024 was $343 million, which is expected to be recognized over a weighted-average period of 2.0 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the three months ended June 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2024	2023	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$29	$27	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	43	44	1	1
Expected return on plan assets	(74)	(78)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	1	—	(2)	(2)
Total non-service cost (benefit)	(30)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$(7)	$(2)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the three months ended June 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2024	2023	2024	2023
Service Cost:
Claims and claim adjustment expenses	$12	$11	$—	$—
General and administrative expenses	17	16	—	—
Total service cost	29	27	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(11)	(13)	(1)	(1)
General and administrative expenses	(19)	(21)	(1)	(1)
Total non-service cost (benefit)	(30)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$(1)	$(7)	$(2)	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss) for the six months ended June 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2024	2023	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$58	$54	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	86	88	2	2
Expected return on plan assets	(149)	(156)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	3	—	(4)	(4)
Total non-service cost (benefit)	(60)	(68)	(4)	(4)
Net periodic benefit cost (benefit)	$(2)	$(14)	$(4)	$(4)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income (loss) for the six months ended June 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2024	2023	2024	2023
Service Cost:
Claims and claim adjustment expenses	$23	$22	$—	$—
General and administrative expenses	35	32	—	—
Total service cost	58	54	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(23)	(27)	(2)	(2)
General and administrative expenses	(37)	(41)	(2)	(2)
Total non-service cost (benefit)	(60)	(68)	(4)	(4)
Net periodic benefit cost (benefit)	$(2)	$(14)	$(4)	$(4)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income (loss). Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Lease cost
Operating leases	$19	$19	$38	$38
Short-term leases (1)	—	—	1	1
Lease expense	19	19	39	39
Less: sublease income (2)	—	—	—	—
Net lease cost	$19	$19	$39	$39

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$20	$22	$42	$43
Right-of-use assets obtained in exchange for new lease liabilities	$4	$3	$14	$13
Weighted average discount rate	3.08%	2.52%	3.08%	2.52%
Weighted average remaining lease term	4.1 years	4.3 years	4.1 years	4.3 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments.  These commitments totaled $1.55 billion and $2.05 billion at June 30, 2024 and December 31, 2023, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at June 30, 2024.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2024, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2024 Second Quarter Consolidated Results of Operations
•Net income of $534 million, or $2.32 per share basic and $2.29 per share diluted
•Net earned premiums of $10.24 billion
•Catastrophe losses of $1.51 billion ($1.19 billion after-tax)
•Net favorable prior year reserve development of $230 million ($182 million after-tax)
•Combined ratio of 100.2%
•Net investment income of $885 million ($727 million after-tax)
•Net realized investment losses of $65 million ($51 million after-tax)
•Operating cash flows of $1.68 billion
2024 Second Quarter Consolidated Financial Condition
•Total investments of $89.51 billion; fixed maturities and short-term securities comprised 93% of total investments
•Total assets of $129.32 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 24.4% (21.8% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $498 million, comprising $253 million of share repurchases and $245 million of dividends
•Shareholders’ equity of $24.86 billion
•Net unrealized investment losses of $5.04 billion ($3.98 billion after-tax)
•Book value per common share of $109.08
•Holding company liquidity of $1.73 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2024	2023	2024	2023
Revenues
Premiums	$10,243	$9,216	$20,369	$18,070
Net investment income	885	712	1,731	1,375
Fee income	115	106	224	212
Net realized investment losses	(65)	(35)	(30)	(29)
Other revenues	105	99	217	174
Total revenues	11,283	10,098	22,511	19,802
Claims and expenses
Claims and claim adjustment expenses	7,373	7,227	14,029	13,186
Amortization of deferred acquisition costs	1,678	1,519	3,376	2,981
General and administrative expenses	1,478	1,308	2,884	2,575
Interest expense	98	92	196	180
Total claims and expenses	10,627	10,146	20,485	18,922
Income (loss) before income taxes	656	(48)	2,026	880
Income tax expense (benefit)	122	(34)	369	(81)
Net income (loss)	$534	$(14)	$1,657	$961
Net income (loss) per share
Basic	$2.32	$(0.07)	$7.19	$4.14
Diluted	$2.29	$(0.07)	$7.09	$4.09
Combined ratio
Loss and loss adjustment expense ratio	71.4%	77.9%	68.4%	72.4%
Underwriting expense ratio	28.8	28.6	28.7	28.7
Combined ratio	100.2%	106.5%	97.1%	101.1%
The following discussions of the Company’s net income (loss) and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.
Overview
Diluted net income per share was $2.29 in the second quarter of 2024, compared to a diluted net loss per share of $0.07 in the same period of 2023.  Net income was $534 million in the second quarter of 2024, compared to a net loss of $14 million in the same period of 2023. The increase in income before income taxes in the second quarter of 2024 primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses and (v) higher net realized investment losses. Catastrophe losses in the second quarters of 2024 and 2023 were $1.51 billion and $1.48 billion, respectively. Net favorable prior year reserve development in the second quarters of 2024 and 2023 was $230 million and $60 million, respectively. The higher underlying underwriting margins in the second quarter of 2024 were driven by Personal Insurance, Business Insurance and Bond & Specialty Insurance. The Company recorded income tax expense in the second quarter of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $7.09 in the first six months of 2024 increased by 73% over diluted net income per share of $4.09 in the same period of 2023.  Net income of $1.66 billion in the first six months of 2024 increased by 72% over net income of $961 million in the same period of 2023.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first six months of 2024 and 2023 were $2.22 billion and $2.02 billion, respectively. Net favorable prior year reserve development in the first six months of 2024 and 2023 was $321 million and $165 million, respectively. The higher underlying underwriting margins in the first six months of 2024 were driven by Personal Insurance, Business Insurance and Bond & Specialty Insurance. The Company recorded income tax expense in the first six months of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in income before income taxes and a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and six months ended June 30, 2024 and 2023, changes in foreign currency exchange rates impacted reported line items in the statement of income (loss) by insignificant amounts.  The impact of these changes was not material to the Company’s net income (loss) or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2024 were $10.24 billion, $1.03 billion or 11% higher than in the same period of 2023.  Earned premiums in the first six months of 2024 were $20.37 billion, $2.30 billion or 13% higher than in the same period of 2023. In Business Insurance, earned premiums in the second quarter and first six months of 2024 increased by 11% and 13%, respectively, over the same periods of 2023. In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2024 increased by 7% and 8%, respectively, over the same periods of 2023.  In Personal Insurance, earned premiums in the second quarter and first six months of 2024 increased by 12% and 13%, respectively, over the same periods of 2023. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Average investments (1)	$95,402	$89,536	$95,062	$89,208
Pre-tax net investment income	885	712	1,731	1,375
After-tax net investment income	727	594	1,425	1,151
Average pre-tax yield (2)	3.7%	3.2%	3.6%	3.1%
Average after-tax yield (2)	3.0%	2.7%	3.0%	2.6%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the second quarter of 2024 was $885 million, $173 million or 24% higher than in the same period of 2023.  Net investment income in the first six months of 2024 was $1.73 billion, $356 million or 26% higher than in the same period of 2023. Net investment income from fixed maturity investments in the second quarter and first six months of 2024 was $709 million and $1.40 billion, respectively, $118 million and $235 million higher, respectively, than in the same periods of 2023. The increases in both periods of 2024 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the second quarter and first six months of 2024 was $70 million and $140 million, respectively, $15 million and $38 million higher, respectively, than in the same periods of 2023. The increase in the second quarter of 2024 primarily resulted from a higher level of short-term investments. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

increase in the first six months of 2024 primarily resulted from a higher level of short-term investments and higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $118 million and $216 million, respectively, in the second quarter and first six months of 2024, $40 million and $85 million higher, respectively, than in the same periods of 2023. The increases in both periods of 2024 primarily reflected higher private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the second quarter of 2024 was $115 million, $9 million higher than in the same period of 2023. Fee income in the first six months of 2024 was $224 million, $12 million higher than in the same period of 2023. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Impairment gains (losses):
Fixed maturities	$—	$—	$(3)	$(1)
Net realized investment gains (losses) on equity securities still held	(28)	(14)	51	3
Other net realized investment gains (losses), including from sales	(37)	(21)	(78)	(31)
Total	$(65)	$(35)	$(30)	$(29)
Net realized investment losses on equity securities still held of $28 million in the second quarter of 2024 were driven by a net unfavorable change in fair value on an individual security held in the Company’s portfolio, partially offset by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $51 million in the first six months of 2024 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment losses on equity securities still held of $14 million in the second quarter of 2023 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $3 million in the first six months of 2023 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other Revenues
Other revenues in the second quarter of 2024 were $105 million, $6 million higher than in the same period of 2023. Other revenues in the first six months of 2024 were $217 million, $43 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2024 were $7.37 billion, $146 million or 2% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) higher catastrophe losses, partially offset by (iii) higher net favorable prior year reserve development, (iv) lower fire and non-weather water losses in the homeowners and other product line and lower physical damage losses in the automobile product line in Personal Insurance and (v) the comparison to an elevated level of losses in the prior year quarter from a small number of surety accounts in Bond & Specialty Insurance. Catastrophe losses in the second quarter of both 2024 and 2023 primarily resulted from numerous severe wind and hail storms in multiple states.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2024 were $14.03 billion, $843 million or 6% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) higher catastrophe losses, partially offset by (iii) lower fire and non-weather water losses in the homeowners and other product line and lower physical damage losses in the automobile product line in Personal Insurance, (iv) higher net favorable prior year reserve development and (v) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector in Bond & Specialty Insurance. Catastrophe losses in the first six months of 2024 included the second quarter events described above, as well as severe wind and hail storms in the central and eastern regions of the United States in the first three months of 2024.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2024 and 2023, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2024 and 2023 for significant catastrophes that occurred in 2023 and 2022, and the estimate of ultimate losses for those catastrophes at June 30, 2024 and December 31, 2023. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2024 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2024	2023	2024	2023	June 30, 2024	December 31, 2023
2022
PCS Serial Number:
33 — Severe wind and hail storms	(6)	(1)	(5)	(8)	133	138
35 — Severe wind and hail storms	(1)	(2)	1	(4)	185	184
43 — Severe wind and hail storms	(1)	(1)	—	(11)	116	116
61 — Hurricane Ian	2	(21)	—	(74)	151	151
73 — Winter storm	4	25	9	168	679	670
2023
PCS Serial Number:
25 — Severe wind and hail storms	—	4	(2)	152	151	153
32 — Severe wind and hail storms	(1)	19	—	138	140	140
33 — Severe wind and hail storms	(4)	76	(4)	172	195	199
35 — Severe wind and hail storms	(1)	109	(3)	109	137	140
38 — Severe wind and hail storms	2	n/a	2	n/a	112	110
42 — Severe wind and hail storms	(6)	146	3	146	136	133
48 — Severe wind and hail storms	(6)	149	(6)	149	144	150
49 — Severe wind and hail storms	(3)	155	(4)	155	129	133
51 — Severe wind and hail storms	(21)	270	(21)	270	244	265
63 — Severe wind and hail storms	(7)	n/a	(7)	n/a	118	125
75 — Severe wind and hail storms	(12)	n/a	(11)	n/a	179	190
2024
PCS Serial Number:
26 — Severe wind and hail storms	(8)	n/a	251	n/a	251	n/a
39 — Severe wind and hail storms	221	n/a	221	n/a	221	n/a
42 — Severe wind and hail storms	189	n/a	189	n/a	189	n/a
44 — Severe wind and hail storms	204	n/a	204	n/a	204	n/a
45 — Severe wind and hail storms	164	n/a	164	n/a	164	n/a
46 — Severe wind and hail storms	158	n/a	158	n/a	158	n/a
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
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2024 was $1.68 billion, $159 million or 10% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first six months of 2024 was $3.38 billion, $395 million or 13% higher than in the same period of 2023. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2024 were $1.48 billion, $170 million or 13% higher than in the same period of 2023. General and administrative expenses in the first six months of 2024 were $2.88 billion, $309 million or 12% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the second quarter and first six months of 2024 was $98 million and $196 million, respectively, compared with $92 million and $180 million, respectively, in the same periods of 2023.
Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2024 was $122 million, compared with an income tax benefit of $34 million in the same period of 2023. The change in income taxes primarily reflected the impact of the $704 million increase in income before income taxes in the second quarter of 2024. Income tax expense in the first six months of 2024 was $369 million, compared with an income tax benefit of $81 million in the same period of 2023. The change in income taxes primarily reflected the impact of the $1.15 billion increase in income before income taxes in the first six months of 2024 and the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company’s effective tax rate was 19% and 71% in the second quarters of 2024 and 2023, respectively. The Company’s effective tax rate was 18% and (9)% in the first six months of 2024 and 2023, respectively. The effective tax rate in the first six months of 2023 was reduced by the impact of the one-time tax benefit discussed above. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 100.2% in the second quarter of 2024 was 6.3 points lower than the combined ratio of 106.5% in the same period of 2023.  The loss and loss adjustment expense ratio of 71.4% in the second quarter of 2024 was 6.5 points lower than the loss and loss adjustment expense ratio of 77.9% in the same period of 2023.  The underwriting expense ratio of 28.8% in the second quarter of 2024 was 0.2 points higher than the underwriting expense ratio of 28.6% in the same period of 2023.
Catastrophe losses in the second quarters of 2024 and 2023 accounted for 14.7 points and 16.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2024 and 2023 provided 2.2 points and 0.7 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2024 was 3.4 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.
The combined ratio of 97.1% in the first six months of 2024 was 4.0 points lower than the combined ratio of 101.1% in the same period of 2023. The loss and loss adjustment expense ratio of 68.4% for the first six months of 2024 was 4.0 points lower than the loss and loss adjustment expense ratio of 72.4% in the same period of 2023.  The underwriting expense ratio of 28.7% for the first six months of 2024 was comparable with the underwriting expense ratio in the same period of 2023.
Catastrophe losses in the first six months of 2024 and 2023 accounted for 10.9 points and 11.2 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2024 and 2023 provided 1.5 points and 0.9 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2024 was 3.1 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Business Insurance	$6,169	$5,662	$12,552	$11,490
Bond & Specialty Insurance	1,127	1,035	2,203	2,045
Personal Insurance	4,569	4,210	8,420	7,719
Total	$11,865	$10,907	$23,175	$21,254

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Business Insurance	$5,539	$5,175	$11,135	$10,332
Bond & Specialty Insurance	1,040	964	1,983	1,850
Personal Insurance	4,536	4,179	8,179	7,532
Total	$11,115	$10,318	$21,297	$19,714
Gross and net written premiums in the second quarter of 2024 increased by 9% and 8%, respectively, over the same period of 2023. Gross and net written premiums in the first six months of 2024 increased by 9% and 8%, respectively, over the same period of 2023. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$5,168	$4,644	$10,328	$9,121
Net investment income	632	509	1,241	982
Fee income	105	98	206	197
Other revenues	77	67	154	114
Total revenues	5,982	5,318	11,929	10,414
Total claims and expenses	5,167	4,833	10,180	9,216
Segment income before income taxes	815	485	1,749	1,198
Income tax expense	159	83	329	40
Segment income	$656	$402	$1,420	$1,158

Loss and loss adjustment expense ratio	66.2%	70.0%	64.9%	66.9%
Underwriting expense ratio	29.9	30.1	29.8	30.0
Combined ratio	96.1%	100.1%	94.7%	96.9%
Overview
Segment income in the second quarter of 2024 was $656 million, $254 million or 63% higher than segment income of $402 million in the same period of 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023, (ii) higher net investment income and (iii) higher underlying underwriting margins. Net favorable prior year reserve development in the second quarter of 2024 was $34 million. Net unfavorable prior year reserve development in the second quarter of 2023 was $101 million. Catastrophe losses in the second quarters of 2024 and 2023 were $389 million and $396 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher other losses and (iv) higher general and administrative expenses. Income tax expense in the second quarter of 2024 was higher than in the same period of 2023, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first six months of 2024 was $1.42 billion, $262 million or 23% higher than segment income of $1.16 billion in the same period of 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023. Net favorable prior year reserve development in the first six months of 2024 was $34 million. Net unfavorable prior year reserve development in the first six months of 2023 was $82 million. Catastrophe losses in the first six months of 2024 and 2023 were $598 million and $595 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher other losses and (iv) higher general and administrative expenses. Income tax expense in the first six months of 2024 was higher than in the same period of 2023, primarily reflecting a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the increase in income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2024 were $5.17 billion, $524 million or 11% higher than in the same period of 2023. Earned premiums in the first six months of 2024 were $10.33 billion, $1.21 billion or 13% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2024 was $632 million, $123 million or 24% higher than in the same period of 2023.  Net investment income in the first six months of 2024 was $1.24 billion, $259 million or 26% higher than in the same period of 2023. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2024 compared with the same periods of 2023.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the second quarter of 2024 was $105 million, $7 million or 7% higher than in the same period of 2023. Fee income in the first six months of 2024 was $206 million, $9 million or 5% higher than in the same period of 2023.
Other Revenues
Other revenues in the second quarter of 2024 were $77 million, $10 million higher than in the same period of 2023. Other revenues in the first six months of 2024 were $154 million, $40 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2024 were $3.47 billion, $175 million or 5% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) loss cost trends, partially offset by (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023.
Claims and claim adjustment expenses in the first six months of 2024 were $6.80 billion, $599 million or 10% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) loss cost trends, partially offset by (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2024 was $861 million, $88 million or 11% higher than the same period of 2023. Amortization of deferred acquisition costs in the first six months of 2024 was $1.73 billion, $210 million or 14% higher than the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2024 were $835 million, $71 million or 9% higher than in the same period of 2023. General and administrative expenses in the first six months of 2024 were $1.65 billion, $155 million or 10% higher than in the same period of 2023. The increases in both periods of 2024 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the second quarter of 2024 was $159 million, $76 million higher than the same period of 2023, primarily reflecting the impact of the $330 million increase in income before income taxes. Income tax expense in the first six months of 2024 was $329 million, $289 million higher than in the same period of 2023, primarily reflecting the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item and the impact of the $551 million increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 96.1% in the second quarter of 2024 was 4.0 points lower than the combined ratio of 100.1% in the same period of 2023.  The loss and loss adjustment expense ratio of 66.2% in the second quarter of 2024 was 3.8 points lower than the loss and loss adjustment expense ratio of 70.0% in the same period of 2023. The underwriting expense ratio of 29.9% in the second quarter of 2024 was 0.2 points lower than the underwriting expense ratio of 30.1% in the same period of 2023.
Catastrophe losses in the second quarters of 2024 and 2023 accounted for 7.5 points and 8.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarter 2024 provided 0.6 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the second quarter 2023 accounted for 2.2 points of the combined ratio. The underlying combined ratio in the second quarter of 2024 was 0.2 points lower than the 2023 ratio on the same basis.
The combined ratio of 94.7% in the first six months of 2024 was 2.2 points lower than the combined ratio of 96.9% in the same period of 2023. The loss and loss adjustment expense ratio of 64.9% in the first six months of 2024 was 2.0 points lower than the loss and loss adjustment expense ratio of 66.9% in the same period of 2023.  The underwriting expense ratio of 29.8% for the first six months of 2024 was 0.2 points lower than the underwriting expense ratio of 30.0% in the same period of 2023.
Catastrophe losses in the first six months of 2024 and 2023 accounted for 5.8 points and 6.5 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2024 provided 0.3 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first six months of 2023 accounted for 0.9 points of the combined ratio. The underlying combined ratio in the first six months of 2024 was 0.3 points lower than the 2023 ratio on the same basis.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Select Accounts	$978	$886	$1,982	$1,810
Middle Market	3,104	2,840	6,556	5,969
National Accounts	418	380	945	873
National Property and Other	1,033	967	1,884	1,714
Total Domestic	5,533	5,073	11,367	10,366
International	636	589	1,185	1,124
Total Business Insurance	$6,169	$5,662	$12,552	$11,490

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Select Accounts	$975	$883	$1,949	$1,791
Middle Market	2,769	2,618	5,982	5,544
National Accounts	312	277	639	571
National Property and Other	912	862	1,554	1,452
Total Domestic	4,968	4,640	10,124	9,358
International	571	535	1,011	974
Total Business Insurance	$5,539	$5,175	$11,135	$10,332

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the second quarter of 2024 increased by 9% and 7%, respectively, over the same period of 2023. Gross and net written premiums in the first six months of 2024 increased by 9% and 8%, respectively, over the same period of 2023.
Select Accounts.  Net written premiums of $975 million and $1.95 billion in the second quarter and first six months of 2024, respectively, increased by 10% and 9%, respectively, over the same periods of 2023. Retention rates remained strong in the second quarter of 2024 but decreased from the same period of 2023. Retention rates remained strong in the first six months of 2024 but decreased slightly from the same period of 2023. Renewal premium changes in the second quarter and first six months of 2024 remained positive and were higher than the same periods of 2023. New business premiums in the second quarter and first six months of 2024 increased over the same periods of 2023.
Middle Market.  Net written premiums of $2.77 billion and $5.98 billion in the second quarter and first six months of 2024, respectively, increased by 6% and 8%, respectively, over the same periods of 2023.  Retention rates remained strong in the second quarter of 2024 but decreased slightly from the same period of 2023.  Retention rates remained strong in the first six months of 2024 but decreased from the same period of 2023.  Renewal premium changes in the second quarter of 2024 remained positive but were slightly lower than the same period of 2023. Renewal premium changes in the first six months of 2024 remained positive and were slightly higher than the same period of 2023. New business premiums in the second quarter and first six months of 2024 increased over the same periods of 2023.
National Accounts.  Net written premiums of $312 million and $639 million in the second quarter and first six months of 2024, respectively, increased by 13% and 12%, respectively, over the same periods of 2023. Retention rates remained strong in the second quarter of 2024 and increased slightly over the same period of 2023. Retention rates remained strong in the first six months of 2024 and increased over the same period of 2023. Renewal premium changes in the second quarter and first six months of 2024 remained positive but were lower than the same periods of 2023. New business premiums in the second quarter of 2024 decreased from the same period of 2023. New business premiums in the first six months of 2024 increased over the same period of 2023.
National Property and Other.  Net written premiums of $912 million and $1.55 billion in the second quarter and first six months of 2024, respectively, increased by 6% and 7%, respectively, over the same periods of 2023.  Retention rates remained strong in the second quarter and first six months of 2024 but decreased from the same periods of 2023.  Renewal premium changes in the second quarter and first six months of 2024 remained positive but were lower than in the same periods of 2023. New business premiums in the second quarter and first six months of 2024 increased over the same periods of 2023.
International.  Net written premiums of $571 million and $1.01 billion in the second quarter and first six months of 2024, respectively, increased by 7% and 4%, respectively, over the same periods of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$977	$911	$1,933	$1,786
Net investment income	94	78	184	151
Other revenues	6	7	15	12
Total revenues	1,077	996	2,132	1,949
Total claims and expenses	863	707	1,678	1,412
Segment income before income taxes	214	289	454	537
Income tax expense	44	59	89	100
Segment income	$170	$230	$365	$437

Loss and loss adjustment expense ratio	48.0%	39.8%	46.2%	41.4%
Underwriting expense ratio	39.7	37.3	39.9	37.1
Combined ratio	87.7%	77.1%	86.1%	78.5%
Overview
Segment income in the second quarter of 2024 was $170 million, $60 million or 26% lower than segment income of $230 million in the same period of 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) higher catastrophe losses, partially offset by (iii) higher underlying underwriting margins and (iv) higher net investment income. Net favorable prior year reserve development in the second quarters of 2024 and 2023 was $24 million and $119 million, respectively. Catastrophe losses in the second quarters of 2024 and 2023 were $40 million and $21 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the comparison to an elevated level of losses in the prior year quarter from a small number of surety accounts, partially offset by (iii) higher general and administrative expenses. Income tax expense in the second quarter of 2024 was lower than in the same period of 2023, primarily reflecting the impact of the decrease in segment income before income taxes.
Segment income in the first six months of 2024 was $365 million, $72 million or 16% lower than segment income of $437 million in the same period of 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) higher catastrophe losses, partially offset by (iii) higher net investment income and (iv) higher underlying underwriting margins. Net favorable prior year reserve development in the first six months of 2024 and 2023 was $48 million and $177 million, respectively. Catastrophe losses in the first six months of 2024 and 2023 were $45 million and $26 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first six months of 2024 was lower than in the same period of 2023, primarily reflecting the impact of the decrease in segment income before income taxes and a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2024 were $977 million, $66 million or 7% higher than in the same period of 2023. Earned premiums in the first six months of 2024 were $1.93 billion, $147 million or 8% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2024 was $94 million, $16 million or 21% higher than in the same period of 2023. Net investment income in the first six months of 2024 was $184 million, $33 million or 22% higher than in the same period of 2023. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2024 compared with the same periods of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2024 were $473 million, $107 million or 29% higher than in the same period of 2023, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) higher catastrophe losses, partially offset by (iv) the comparison to an elevated level of losses in the prior year quarter from a small number of surety accounts.
Claims and claim adjustment expenses in the first six months of 2024 were $901 million, $155 million or 21% higher than in the same period of 2023, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) higher catastrophe losses, partially offset by (iv) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2024 was $183 million, $15 million or 9% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first six months of 2024 was $365 million, $37 million or 11% higher than in the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2024 were $207 million, $34 million or 20% higher than in the same period of 2023. General and administrative expenses in the first six months of 2024 were $412 million, $74 million or 22% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the acquisition of Corvus in the first quarter of 2024, as well as higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the second quarter of 2024 was $44 million, $15 million or 25% lower than in the same period of 2023, primarily reflecting the impact of the $75 million decrease in segment income before income taxes. Income tax expense in the first six months of 2024 was $89 million, $11 million or 11% lower than in the same period of 2023, primarily reflecting the impact of the $83 million decrease in segment income before income taxes and the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 87.7% in the second quarter of 2024 was 10.6 points higher than the combined ratio of 77.1% in the same period of 2023.  The loss and loss adjustment expense ratio of 48.0% in the second quarter of 2024 was 8.2 points higher than the loss and loss adjustment expense ratio of 39.8% in the same period of 2023. The underwriting expense ratio of 39.7% in the second quarter of 2024 was 2.4 points higher than the underwriting expense ratio of 37.3% in the same period of 2023.
Net favorable prior year reserve development in the second quarters of 2024 and 2023 provided 2.5 points and 13.0 points of benefit, respectively, to the combined ratio. Catastrophe losses in the second quarters of 2024 and 2023 accounted for 4.1 points and 2.3 points, respectively, of the combined ratio. The underlying combined ratio in the second quarter of 2024 was 1.7 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the comparison to an elevated level of losses in the prior year quarter from a small number of surety accounts, partially offset by (ii) a higher expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The combined ratio of 86.1% in the first six months of 2024 was 7.6 points higher than the combined ratio of 78.5% in the same period of 2023. The loss and loss adjustment expense ratio of 46.2% in the first six months of 2024 was 4.8 points higher than the loss and loss adjustment expense ratio of 41.4% in the same period of 2023.  The underwriting expense ratio of 39.9% in the first six months of 2024 was 2.8 points higher than the underwriting expense ratio of 37.1% in the same period of 2023.
Net favorable prior year reserve development in the first six months of 2024 and 2023 provided 2.5 points and 9.9 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first six months of 2024 and 2023 accounted for 2.3 points and 1.5 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2024 was 0.6 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector, partially offset by (ii) a higher expense ratio.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Management Liability	$657	$598	$1,268	$1,162
Surety	338	300	687	603
Total Domestic	995	898	1,955	1,765
International	132	137	248	280
Total Bond & Specialty Insurance	$1,127	$1,035	$2,203	$2,045

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Management Liability	$586	$541	$1,129	$1,052
Surety	325	293	621	550
Total Domestic	911	834	1,750	1,602
International	129	130	233	248
Total Bond & Specialty Insurance	$1,040	$964	$1,983	$1,850
Gross and net written premiums in the second quarter of 2024 increased by 9% and 8%, respectively, over the same period of 2023. Gross and net written premiums in the first six months of 2024 increased by 8% and 7%, respectively, over the same period of 2023.
Domestic.  Net written premiums of $911 million and $1.75 billion in the second quarter and first six months of 2024, respectively, both increased by 9% over the same periods of 2023. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter of 2024 but decreased slightly from the same period of 2023. Retention rates remained strong in the first six months of 2024 and were comparable with the same period of 2023. Renewal premium changes in the second quarter and first six months of 2024 remained positive but were lower than in the same periods of 2023. New business premiums in the second quarter and first six months of 2024 increased over the same periods of 2023.
International.  Net written premiums of $129 million in the second quarter of 2024 decreased by 1% from the same period of 2023. Net written premiums of $233 million in the first six months of 2024 decreased by 6% from the same period of 2023, primarily driven by decreases in the United Kingdom and broader Europe, partially offset by increases in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$4,098	$3,661	$8,108	$7,163
Net investment income	159	125	306	242
Fee income	10	8	18	15
Other revenues	22	25	48	48
Total revenues	4,289	3,819	8,480	7,468
Total claims and expenses	4,487	4,504	8,411	8,095
Segment income (loss) before income taxes	(198)	(685)	69	(627)
Income tax expense (benefit)	(45)	(147)	2	(172)
Segment income (loss)	$(153)	$(538)	$67	$(455)

Loss and loss adjustment expense ratio	83.7%	97.4%	78.0%	87.1%
Underwriting expense ratio	24.8	24.6	24.8	24.9
Combined ratio	108.5%	122.0%	102.8%	112.0%
Overview
Segment loss in the second quarter of 2024 was $153 million, compared with a segment loss of $538 million in the same period of 2023. The decrease in segment loss before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the second quarters of 2024 and 2023 were $1.08 billion and $1.06 billion, respectively. Net favorable prior year reserve development in the second quarters of 2024 and 2023 was $172 million and $42 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower fire and non-weather water losses in the homeowners and other product line, (iii) higher business volumes and (iv) lower physical damage losses in the automobile product line. The income tax benefit in the second quarter of 2024 was lower than in the same period of 2023, primarily reflecting the impact of the decrease in segment loss before income taxes.
Segment income in the first six months of 2024 was $67 million, compared with a segment loss of $455 million in the same period of 2023. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first six months of 2024 and 2023 were $1.58 billion and $1.40 billion, respectively.  Net favorable prior year reserve development in the first six months of 2024 and 2023 was $239 million and $70 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) higher business volumes, (iii) lower fire and non-weather water losses in the homeowners and other product line and (iv) lower physical damage losses in the automobile product line. The segment recorded income tax expense in the first six months of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2024 were $4.10 billion, $437 million or 12% higher than in the same period of 2023. Earned premiums in the first six months of 2024 were $8.11 billion, $945 million or 13% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the second quarter of 2024 was $159 million, $34 million or 27% higher than in the same period of 2023. Net investment income in the first six months of 2024 was $306 million, $64 million or 26% higher than in the same period of 2023. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2024 compared with the same periods of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the second quarters and first six months of 2024 and 2023 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2024 were $3.43 billion, $136 million or 4% lower than in the same period of 2023, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower fire and non-weather water losses in the homeowners and other product line and (iii) lower physical damage losses in the automobile product line, partially offset by (iv) higher business volumes.
Claims and claim adjustment expenses in the first six months of 2024 were $6.33 billion, $89 million or 1% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes and (ii) higher catastrophe losses, partially offset by (iii) higher net favorable prior year reserve development, (iv) lower fire and non-weather water losses in the homeowners and other product line and (v) lower physical damage losses in the automobile product line.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2024 was $634 million, $56 million or 10% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first six months of 2024 was $1.29 billion, $148 million or 13% higher than in the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2024 were $424 million, $63 million or 17% higher than in the same period of 2023. General and administrative expenses in the first six months of 2024 were $799 million, $79 million or 11% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected higher contingent commissions, as well as higher employee and technology related expenses.
Income Tax Expense (Benefit)
The income tax benefit in the second quarter of 2024 was $45 million, compared with $147 million in the same period of 2023, primarily reflecting the impact of the $487 million decrease in segment loss before income taxes. Income tax expense in the first six months of 2024 was $2 million, compared with an income tax benefit of $172 million in the same period of 2023, primarily reflecting the impact of the $696 million increase in segment income before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 108.5% in the second quarter of 2024 was 13.5 points lower than the combined ratio of 122.0% in the same period of 2023.  The loss and loss adjustment expense ratio of 83.7% in the second quarter of 2024 was 13.7 points lower than the loss and loss adjustment expense ratio of 97.4% in the same period of 2023.  The underwriting expense ratio of 24.8% in the second quarter of 2024 was 0.2 points higher than the underwriting expense ratio of 24.6% in the same period of 2023.
Catastrophe losses in the second quarters of 2024 and 2023 accounted for 26.4 points and 29.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2024 and 2023 provided 4.2 points and 1.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2024 was 7.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

fire and non-weather water losses in the homeowners and other product line and (iii) lower physical damage losses in the automobile product line.

The combined ratio of 102.8% in the first six months of 2024 was 9.2 points lower than the combined ratio of 112.0% in the same period of 2023. The loss and loss adjustment expense ratio of 78.0% in the first six months of 2024 was 9.1 points lower than the loss and loss adjustment expense ratio of 87.1% in the same period of 2023.  The underwriting expense ratio of 24.8% in the first six months of 2024 was 0.1 points lower than the underwriting expense ratio of 24.9% in the same period of 2023.

Catastrophe losses in the first six months of 2024 and 2023 both accounted for 19.5 points of the combined ratio.  Net favorable prior year reserve development in the first six months of 2024 and 2023 provided 2.9 points and 1.0 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2024 was 7.3 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower fire and non-weather water losses in the homeowners and other product line and (iii) lower physical damage losses in the automobile product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Automobile	$2,006	$1,828	$3,873	$3,489
Homeowners and Other	2,369	2,195	4,200	3,906
Total Domestic	4,375	4,023	8,073	7,395
International	194	187	347	324
Total Personal Insurance	$4,569	$4,210	$8,420	$7,719

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic:
Automobile	$2,001	$1,823	$3,860	$3,477
Homeowners and Other	2,347	2,173	3,982	3,738
Total Domestic	4,348	3,996	7,842	7,215
International	188	183	337	317
Total Personal Insurance	$4,536	$4,179	$8,179	$7,532
Gross and net written premiums in the second quarter of 2024 both increased by 9% over the same period of 2023. Gross and net written premiums in the first six months of 2024 both increased by 9% over the same period of 2023.
Domestic
Automobile net written premiums of $2.00 billion and $3.86 billion in the second quarter and first six months of 2024, respectively, increased by 10% and 11%, respectively, over the same periods of 2023. Retention rates remained strong in the second quarter and first six months of 2024 and were comparable with the same periods of 2023. Renewal premium changes in the second quarter of 2024 remained positive but were lower than in the same period of 2023.  Renewal premium changes in the first six months of 2024 remained positive but were slightly lower than in the same period of 2023.  New business premiums in the second quarter and first six months of 2024 decreased from the same periods of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Homeowners and Other net written premiums of $2.35 billion and $3.98 billion in the second quarter and first six months of 2024, respectively, increased by 8% and 7%, respectively, over the same periods of 2023.  Retention rates remained strong in the second quarter of 2024 and were comparable with the same period of 2023.  Retention rates remained strong in the first six months of 2024 and increased slightly over the same period of 2023.  Renewal premium changes in the second quarter and first six months of 2024 remained positive but were lower than in the same periods of 2023.  New business premiums in the second quarter and first six months of 2024 decreased from the same periods of 2023.
For its Domestic business, Personal Insurance had approximately 8.9 million and 9.1 million active policies at June 30, 2024 and 2023, respectively.
International
International net written premiums of $188 million and $337 million in the second quarter and first six months of 2024, respectively, increased by 3% and 6%, respectively, over the same periods of 2023, driven by increases in the automobile and homeowners and other product lines.

For its International business, Personal Insurance had approximately 441,000 and 448,000 active policies at June 30, 2024 and 2023, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Income (loss)	$(88)	$(79)	$(171)	$(155)
The Income (loss) for Interest Expense and Other in the second quarters of 2024 and 2023 was $(88) million and $(79) million, respectively.  Pre-tax interest expense for the second quarters of 2024 and 2023 was $98 million and $92 million, respectively. After-tax interest expense for the second quarters of 2024 and 2023 was $78 million and $72 million, respectively. The Income (loss) for Interest Expense and Other in the first six months of 2024 and 2023 was $(171) million and $(155) million, respectively. Pre-tax interest expense in the first six months of 2024 and 2023 was $196 million and $180 million, respectively. After-tax interest expense in the first six months of 2024 and 2023 was $155 million and $142 million, respectively.

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
Net asbestos paid loss and loss expenses in the first six months of 2024 and 2023 were $135 million and $89 million, respectively. Net asbestos reserves were $1.24 billion and $1.22 billion at June 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2024	2023
Beginning reserves:
Gross	$1,768	$1,674
Ceded	(390)	(369)
Net	1,378	1,305
Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss expenses:
Gross	156	123
Ceded	(21)	(34)
Net	135	89
Foreign exchange and other:
Gross	—	1
Ceded	1	1
Net	1	2
Ending reserves:
Gross	1,612	1,552
Ceded	(368)	(334)
Net	$1,244	$1,218
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
Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $8 million and $37 million in the second quarter and first six months of 2024, respectively, and by $17 million and $48 million in the second quarter and first six months of 2023, respectively. Net environmental paid loss and loss expenses in the first six months of 2024 and 2023 were $32 million and $46 million, respectively. Net environmental reserves were $386 million and $374 million at June 30, 2024 and 2023, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO
The Company’s invested assets at June 30, 2024 were $89.51 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at June 30, 2024 was $79.19 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2024 and December 31, 2023.  Below investment grade securities represented 1.2% and 1.3% of the total fixed maturity investment portfolio at June 30, 2024 and December 31, 2023, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at June 30, 2024 and 4.1 (4.4 excluding short-term securities) at December 31, 2023.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at June 30, 2024 and December 31, 2023 included $27.26 billion and $28.51 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2024 and December 31, 2023 were $975 million and $966 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both June 30, 2024 and December 31, 2023.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at June 30, 2024 and December 31, 2023 included $10.20 billion and $7.82 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2024 and December 31, 2023 were $7.81 billion and $6.23 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.39 billion and $1.59 billion at June 30, 2024 and December 31, 2023, respectively. Approximately 40% and 33% of the Company’s CMO holdings at June 30, 2024 and December 31, 2023, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.44 billion and $1.07 billion of non-guaranteed CMO holdings was “Aaa” at both June 30, 2024 and December 31, 2023. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both June 30, 2024 and December 31, 2023.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2023 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At June 30, 2024 and December 31, 2023, the carrying value of the Company’s other investments was $4.37 billion and $4.30 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2023 Annual Report. Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2023 Annual Report.
Catastrophe Bonds. Consistent with the Company’s indemnity reinsurance agreement with Long Point Re IV Ltd., the attachment point and maximum limit were reset during the second quarter of 2024 to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2024 through and including May 24, 2025, this treaty provides up to $575 million of coverage, subject to a $2.79 billion retention.

See the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2023 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re IV.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2024 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $1.00 billion of coverage, subject to a $2.75 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, winter storms and/or freeze losses (coverage is included for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2024 through and including June 30, 2025. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Personal Insurance Hurricane Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $2.00 billion retention (i.e., for every dollar of loss between $2.00 billion and $3.00 billion this treaty provides 50 cents of coverage), for homeowners property losses arising from a hurricane or tropical storm for the period from July 1, 2024 through and including June 30, 2025. The treaty covers the United States coastal states from Texas to Maine, excluding Florida.

•Middle Market Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $293 million part of $325 million of coverage, subject to a $135 million retention (i.e., for every dollar of loss between $135 million and $460 million this treaty provides 90 cents of coverage), for losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by Technology, Public Sector Services and Commercial Accounts in Business Insurance for the period from July 1, 2024 through and including June 30, 2025. The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$73 million at June 30, 2024), up to C$200 million (US$146 million at June 30, 2024) and for 100% of losses in excess of C$200 million (US$146 million at June 30, 2024), up to C$500 million (US$366 million at June 30, 2024), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2024 through and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

including June 30, 2025.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.
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
The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2024	December 31, 2023
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,952	$3,895
Gross structured settlements	2,661	2,707
Mandatory pools and associations	1,636	1,659
Gross reinsurance recoverables	8,249	8,261
Allowance for estimated uncollectible reinsurance	(117)	(118)
Net reinsurance recoverables	$8,132	$8,143
Net reinsurance recoverables at June 30, 2024 decreased by $11 million from December 31, 2023.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.2 (4.4 excluding short-term securities) at June 30, 2024.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2024, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

result, the overall yield on and composition of its portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of maturing bonds.
Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $675 million in the third quarter of 2024 and $695 million in the fourth quarter of 2024. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $30 million in the first six months of 2024. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $5.04 billion ($3.98 billion after-tax) in its fixed maturity investment portfolio at June 30, 2024, compared to $3.97 billion ($3.13 billion after-tax) at December 31, 2023.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in the first six months of 2024 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2024, TRV held total cash and short-term invested assets in the United States aggregating $1.73 billion and having a weighted average maturity of 43 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.34 billion).  TRV’s holding company liquidity of $1.73 billion at June 30, 2024 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at June 30, 2024.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. At June 30, 2024, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2024. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Operating Activities
Net cash provided by operating activities in the first six months of 2024 and 2023 was $3.14 billion and $2.56 billion, respectively. The increase in cash flows in the first six months of 2024 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for income taxes, commissions and general and administrative expenses.
Investing Activities
Net cash used in investing activities in the first six months of 2024 and 2023 was $2.18 billion and $2.31 billion, respectively.  The Company’s consolidated total investments at June 30, 2024 increased by $701 million, or 1%, over year-end 2023, primarily reflecting the impacts of (i) net cash flows provided by operating activities, partially offset by (ii) net cash used in financing activities, (iii) higher net unrealized investment losses due to the impact of higher interest rates during the first six months of 2024 and (iv) the cost of acquiring Corvus.
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
Financing Activities
Net cash used in financing activities in the first six months of 2024 and 2023 was $871 million and $455 million, respectively.  The totals in both 2024 and 2023 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2024 and 2023 were $610 million and $856 million, respectively.
Dividends.  Dividends paid to shareholders were $473 million and $447 million in the first six months of 2024 and 2023, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 19, 2024, the Company announced that it declared a regular quarterly dividend of $1.05 per share, payable September 30, 2024 to shareholders of record on September 10, 2024.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors.  During the three and six months ended June 30, 2024, the Company repurchased 1.1 million and 2.3 million common shares, respectively, under its share repurchase authorizations for a total cost of $250 million and $500 million, respectively. The average cost per share repurchased was $211.22 and $214.22, respectively. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At June 30, 2024, the Company had $5.54 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at June 30, 2024 and December 31, 2023.

(in millions)	June 30, 2024	December 31, 2023
Debt:
Short-term	$100	$100
Long-term	8,004	8,004
Net unamortized fair value adjustments and debt issuance costs	(72)	(73)
Total debt	8,032	8,031
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	30,272	29,392
Accumulated other comprehensive loss	(5,410)	(4,471)
Total shareholders’ equity	24,862	24,921
Total capitalization	$32,894	$32,952
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	June 30, 2024	December 31, 2023
Total capitalization	$32,894	$32,952
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,976)	(3,129)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$36,870	$36,081
Debt-to-total capital ratio	24.4%	24.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.8%	22.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.8% at June 30, 2024 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency actions were taken with respect to the Company since April 17, 2024, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2024 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2023 Annual Report.
•On April 22, 2024, Moody’s affirmed all ratings of the Company. The outlook for all ratings is stable.
•On June 18, 2024, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.

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
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.03 billion at June 30, 2024) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2024			December 31, 2023
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,657	$10,909	$16,566	$5,658	$10,214	$15,872
Commercial property	1,370	432	1,802	1,447	281	1,728
Commercial multi-peril	2,852	3,346	6,198	2,869	2,905	5,774
Commercial automobile	2,720	2,997	5,717	2,661	2,773	5,434
Workers’ compensation	9,977	9,067	19,044	10,004	9,203	19,207
Fidelity and surety	243	512	755	265	466	731
Personal automobile	2,295	2,528	4,823	2,245	2,460	4,705
Personal homeowners and other	1,234	2,580	3,814	1,217	2,004	3,221
International and other	2,576	2,557	5,133	2,620	2,329	4,949
Property-casualty	28,924	34,928	63,852	28,986	32,635	61,621
Accident and health	5	—	5	6	—	6
Claims and claim adjustment expense reserves	$28,929	$34,928	$63,857	$28,992	$32,635	$61,627
The $2.23 billion increase in gross claims and claim adjustment expense reserves since December 31, 2023 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2024 and (v) net favorable prior year reserve development.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “probably,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “ensures,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements include, among other things, the Company’s statements about:
•the Company’s outlook, the impact of trends on its business and its future results of operations and financial condition (including, among other things, anticipated premium volume, premium rates, renewal premium changes, underwriting margins and underlying underwriting margins, net and core income, investment income and performance, loss costs, return on equity, core return on equity and expected current returns, and combined ratios and underlying combined ratios);
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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Corvus Insurance Holdings, Inc. (Corvus) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Corvus on January 2, 2024. Corvus represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the quarter ended June 30, 2024. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Corvus and, if necessary, will make appropriate changes as it integrates Corvus into the Company’s overall internal control over financial reporting process.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2024	April 30, 2024	373,384	$213.26	373,300	$5,710
May 1, 2024	May 31, 2024	140,055	$214.00	128,066	$5,683
June 1, 2024	June 30, 2024	682,407	$209.56	682,310	$5,540
Total		1,195,846	$211.24	1,183,676	$5,540

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

The Company acquired 12,170 shares for a total cost of $3 million during the three months ended June 30, 2024 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Statement of Income (Loss) for the three months and six months ended June 30, 2024 and 2023; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2024 and 2023; (iii) Consolidated Balance Sheet at June 30, 2024 and December 31, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2024 and 2023; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 19, 2024	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 19, 2024	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)