Form 10-Q
period 2024-09-30
TRAVELERS COMPANIES, INC.
filed 2024-10-17
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 14, 2024 was 227,018,963.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2024
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$10,704	$9,718	$31,073	$27,788
Net investment income	904	769	2,635	2,144
Fee income	121	112	345	324
Net realized investment gains (losses)	55	(65)	25	(94)
Other revenues	120	101	337	275
Total revenues	11,904	10,635	34,415	30,437
Claims and expenses
Claims and claim adjustment expenses	6,996	7,149	21,025	20,335
Amortization of deferred acquisition costs	1,790	1,604	5,166	4,585
General and administrative expenses	1,460	1,312	4,344	3,887
Interest expense	98	98	294	278
Total claims and expenses	10,344	10,163	30,829	29,085
Income before income taxes	1,560	472	3,586	1,352
Income tax expense (benefit)	300	68	669	(13)
Net income	$1,260	$404	$2,917	$1,365
Net income per share
Basic	$5.50	$1.75	$12.68	$5.89
Diluted	$5.42	$1.74	$12.51	$5.83
Weighted average number of common shares outstanding
Basic	227.4	228.8	228.3	230.0
Diluted	230.6	231.1	231.3	232.5

Cash dividends declared per common share	$1.05	$1.00	$3.10	$2.93

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,260	$404	$2,917	$1,365
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,370	(2,391)	1,294	(1,986)
Having credit losses recognized in the consolidated statement of income	1	—	4	—
Net changes in benefit plan assets and obligations	(1)	(3)	(4)	(10)
Net changes in unrealized foreign currency translation	120	(118)	24	13
Other comprehensive income (loss) before income taxes	2,490	(2,512)	1,318	(1,983)
Income tax expense (benefit)	513	(509)	280	(416)
Other comprehensive income (loss), net of taxes	1,977	(2,003)	1,038	(1,567)
Comprehensive income (loss)	$3,237	$(1,599)	$3,955	$(202)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $86,657 and $81,781; allowance for expected credit losses of $0 and $5)	$83,985	$77,807
Equity securities, at fair value (cost $547 and $553)	702	608
Real estate investments	901	959
Short-term securities	5,482	5,137
Other investments	4,380	4,299
Total investments	95,450	88,810
Cash	772	650
Investment income accrued	665	688
Premiums receivable (net of allowance for expected credit losses of $70 and $69)	11,271	10,282
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $120 and $118)	8,075	8,143
Ceded unearned premiums	1,502	1,150
Deferred acquisition costs	3,579	3,306
Deferred taxes	1,336	1,504
Contractholder receivables (net of allowance for expected credit losses of $18 and $20)	3,292	3,249
Goodwill	4,273	3,976
Other intangible assets	368	277
Other assets	4,005	3,943
Total assets	$134,588	$125,978
Liabilities
Claims and claim adjustment expense reserves	$64,746	$61,627
Unearned premium reserves	22,783	20,872
Contractholder payables	3,310	3,269
Payables for reinsurance premiums	921	518
Debt	8,033	8,031
Other liabilities	7,099	6,740
Total liabilities	106,892	101,057
Shareholders’ equity
Common stock (1,750.0 shares authorized; 227.0 and 228.2 shares issued and outstanding)	25,339	24,906
Retained earnings	47,789	45,591
Accumulated other comprehensive loss	(3,433)	(4,471)
Treasury stock, at cost (563.3 and 559.2 shares)	(41,999)	(41,105)
Total shareholders’ equity	27,696	24,921
Total liabilities and shareholders’ equity	$134,588	$125,978

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock
Balance, beginning of period	$25,245	$24,776	$24,906	$24,565
Employee share-based compensation	31	8	231	102
Compensation amortization under share-based plans and other changes	63	47	202	164
Balance, end of period	25,339	24,831	25,339	24,831
Retained earnings
Balance, beginning of period	46,773	44,026	45,591	43,516
Net income	1,260	404	2,917	1,365
Dividends	(243)	(232)	(720)	(683)
Other	(1)	—	1	—
Balance, end of period	47,789	44,198	47,789	44,198
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(5,410)	(6,009)	(4,471)	(6,445)
Other comprehensive income (loss)	1,977	(2,003)	1,038	(1,567)
Balance, end of period	(3,433)	(8,012)	(3,433)	(8,012)
Treasury stock, at cost
Balance, beginning of period	(41,746)	(40,938)	(41,105)	(40,076)
Treasury stock acquired — share repurchase authorizations	(250)	(100)	(750)	(900)
Net shares acquired related to employee share-based compensation plans	(3)	(1)	(144)	(63)
Balance, end of period	(41,999)	(41,039)	(41,999)	(41,039)
Total shareholders’ equity	$27,696	$19,978	$27,696	$19,978
Common shares outstanding
Balance, beginning of period	227.9	228.9	228.2	232.1
Treasury stock acquired — share repurchase authorizations	(1.1)	(0.6)	(3.4)	(5.0)
Net shares issued under employee share-based compensation plans	0.2	0.1	2.2	1.3
Balance, end of period	227.0	228.4	227.0	228.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$2,917	$1,365
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(25)	94
Depreciation and amortization	552	552
Deferred federal income tax benefit	(102)	(107)
Amortization of deferred acquisition costs	5,166	4,585
Equity in income from other investments	(220)	(144)
Premiums receivable	(987)	(1,422)
Reinsurance recoverables	73	(204)
Deferred acquisition costs	(5,439)	(5,079)
Claims and claim adjustment expense reserves	3,067	3,053
Unearned premium reserves	1,904	2,817
Other	104	97
Net cash provided by operating activities	7,010	5,607
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,990	4,909
Proceeds from sales of investments:
Fixed maturities	1,475	4,619
Equity securities	93	117
Real estate investments	64	—
Other investments	211	166
Purchases of investments:
Fixed maturities	(12,360)	(13,054)
Equity securities	(80)	(80)
Real estate investments	(34)	(46)
Other investments	(283)	(375)
Net purchases of short-term securities	(342)	(1,018)
Securities transactions in the course of settlement	382	60
Acquisition, net of cash acquired	(382)	—
Other	(305)	(335)
Net cash used in investing activities	(5,571)	(5,037)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(747)	(894)
Treasury stock acquired — net employee share-based compensation	(112)	(63)
Dividends paid to shareholders	(711)	(676)
Issuance of debt	—	738
Issuance of common stock — employee share options	245	117
Net cash used in financing activities	(1,325)	(778)
Effect of exchange rate changes on cash	8	2
Net increase (decrease) in cash	122	(206)
Cash at beginning of year	650	799
Cash at end of period	$772	$593
Supplemental disclosure of cash flow information
Income taxes paid	$947	$152
Interest paid	$255	$234
Supplemental disclosure of noncash financing activities
Issuance of common stock — net share settlement of employee options	$32	$—

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
On January 2, 2024, the Company completed its previously announced acquisition of all issued and outstanding shares of Corvus Insurance Holdings, Inc. (Corvus), a cyber insurance managing general underwriter, for consideration transferred of approximately $427 million. The acquisition provides the Company the opportunity to renew Corvus’s book of business and to leverage Corvus’s capabilities to enhance the return profile of Travelers’ existing cyber portfolio. At the acquisition date, the Company recorded at fair value $478 million of assets acquired and $51 million of liabilities assumed as part of purchase accounting, including $390 million of identifiable intangible assets and goodwill. The assets acquired from Corvus were included in the Company’s Bond & Specialty Insurance segment, effective at the acquisition date. The Company funded this transaction from internal resources. A provisional amount of $19 million was recorded as a deferred tax asset and included on the consolidated balance sheet on January 2, 2024, the date of the acquisition. As the tax return for Corvus for the 2023 fiscal year will not be finalized until the fourth quarter of 2024, a measurement period adjustment is expected to be recorded in the fourth quarter of 2024.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(For the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$5,474	$1,009	$4,221	$10,704
Net investment income	642	101	161	904
Fee income	109	—	12	121
Other revenues	89	7	24	120
Total segment revenues (1)	$6,314	$1,117	$4,418	$11,849
Segment income (1)	$698	$222	$384	$1,304

2023
Premiums	$4,956	$935	$3,827	$9,718
Net investment income	551	86	132	769
Fee income	102	—	10	112
Other revenues	71	6	24	101
Total segment revenues (1)	$5,680	$1,027	$3,993	$10,700
Segment income (loss) (1)	$468	$265	$(193)	$540
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”

(For the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$15,802	$2,942	$12,329	$31,073
Net investment income	1,883	285	467	2,635
Fee income	315	—	30	345
Other revenues	243	22	72	337
Total segment revenues (1)	$18,243	$3,249	$12,898	$34,390
Segment income (1)	$2,118	$587	$451	$3,156

2023
Premiums	$14,077	$2,721	$10,990	$27,788
Net investment income	1,533	237	374	2,144
Fee income	299	—	25	324
Other revenues	185	18	72	275
Total segment revenues (1)	$16,094	$2,976	$11,461	$30,531
Segment income (loss) (1)	$1,626	$702	$(648)	$1,680
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
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$858	$876	$2,602	$2,584
Commercial automobile	915	816	2,649	2,375
Commercial property	915	828	2,682	2,297
General liability	871	804	2,563	2,312
Commercial multi-peril	1,374	1,211	3,890	3,456
Other	21	21	51	55
Total Domestic	4,954	4,556	14,437	13,079
International	520	400	1,365	998
Total Business Insurance	5,474	4,956	15,802	14,077
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	359	333	1,049	964
General liability	454	414	1,317	1,218
Other	58	57	172	168
Total Domestic	871	804	2,538	2,350
International	138	131	404	371
Total Bond & Specialty Insurance	1,009	935	2,942	2,721
Personal Insurance:
Domestic:
Automobile	1,973	1,772	5,766	5,084
Homeowners and Other	2,083	1,896	6,069	5,434
Total Domestic	4,056	3,668	11,835	10,518
International	165	159	494	472
Total Personal Insurance	4,221	3,827	12,329	10,990
Total earned premiums	10,704	9,718	31,073	27,788
Net investment income	904	769	2,635	2,144
Fee income	121	112	345	324
Other revenues	120	101	337	275
Total segment revenues	11,849	10,700	34,390	30,531
Net realized investment gains (losses)	55	(65)	25	(94)
Total revenues	$11,904	$10,635	$34,415	$30,437
Income reconciliation, net of tax
Total segment income	$1,304	$540	$3,156	$1,680
Interest Expense and Other (1)	(86)	(86)	(257)	(241)
Core income	1,218	454	2,899	1,439
Net realized investment gains (losses)	42	(50)	18	(74)
Net income	$1,260	$404	$2,917	$1,365
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $77 million and $78 million for the three months ended September 30, 2024 and 2023, respectively, and $232 million and $220 million for the nine months ended September 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2024	December 31, 2023
Asset reconciliation
Business Insurance	$99,192	$93,565
Bond & Specialty Insurance	13,060	11,478
Personal Insurance	21,430	20,072
Total assets by reportable segment	133,682	125,115
Other assets (1)	906	863
Total consolidated assets	$134,588	$125,978
 _________________________________________________________
(1)The primary components of other assets at both September 30, 2024 and December 31, 2023 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at September 30, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,048	$—	$13	$136	$5,925
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,482	—	100	1,159	17,423
Revenue	9,244	—	59	544	8,759
State general obligation	1,125	—	8	54	1,079
Pre-refunded	832	—	4	1	835
Total obligations of U.S. states, municipalities and political subdivisions	29,683	—	171	1,758	28,096
Debt securities issued by foreign governments	949	—	8	15	942
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	11,880	—	253	134	11,999
Corporate and all other bonds	38,097	—	348	1,422	37,023
Total	$86,657	$—	$793	$3,465	$83,985

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,591	$—	$8	$231	$6,368
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,374	—	90	1,265	17,199
Revenue	9,748	—	52	616	9,184
State general obligation	1,209	—	7	59	1,157
Pre-refunded	963	—	5	2	966
Total obligations of U.S. states, municipalities and political subdivisions	30,294	—	154	1,942	28,506
Debt securities issued by foreign governments	1,035	—	2	31	1,006
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	—	120	176	7,818
Corporate and all other bonds	35,987	5	187	2,060	34,109
Total	$81,781	$5	$471	$4,440	$77,807
Pre-refunded bonds of $835 million and $966 million at September 30, 2024 and December 31, 2023, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $1.48 billion and $4.62 billion during the nine months ended September 30, 2024 and 2023, respectively. Gross gains of $2 million and $26 million and gross losses of $57 million and $93 million were realized on those sales during the nine months ended September 30, 2024 and 2023, respectively. Included in net realized investment gains (losses) for the nine months ended September 30, 2024 and 2023 were $34 million and $0 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at September 30, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$501	$158	$7	$652
Non-redeemable preferred stock	46	4	—	50
Total	$547	$162	$7	$702

(at December 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$508	$93	$41	$560
Non-redeemable preferred stock	45	3	—	48
Total	$553	$96	$41	$608
For the nine months ended September 30, 2024 and 2023, the Company recognized $102 million and $(11) million of net gains (losses) on equity securities still held as of September 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at September 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at September 30, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$105	$—	$3,052	$136	$3,157	$136
Obligations of U.S. states, municipalities and political subdivisions	1,771	8	15,819	1,750	17,590	1,758
Debt securities issued by foreign governments	13	—	539	15	552	15
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	523	3	1,527	131	2,050	134
Corporate and all other bonds	927	5	23,413	1,417	24,340	1,422
Total	$3,339	$16	$44,350	$3,449	$47,689	$3,465

	Less than 12 months		12 months or longer		Total
(at December 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,864	$7	$2,985	$224	$4,849	$231
Obligations of U.S. states, municipalities and political subdivisions	3,868	31	14,351	1,911	18,219	1,942
Debt securities issued by foreign governments	30	—	763	31	793	31
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,215	9	1,433	167	2,648	176
Corporate and all other bonds	1,016	9	26,444	2,051	27,460	2,060
Total	$7,993	$56	$45,976	$4,384	$53,969	$4,440

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at September 30, 2024 and December 31, 2023, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at September 30, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	—	48	581	629
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	—	—	2	3	5
Total	$—	$—	$50	$584	$634

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2023, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	2	31	642	675
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	3	22	25	51
Total	$1	$5	$53	$667	$726
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Three Months Ended
(in millions)	September 30, 2024	September 30, 2023

Balance, beginning of period	$1	$4
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1)	—
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$—	$4

	Fixed Maturities
	Corporate and All Other Bonds
	At and For the Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023

Balance, beginning of period	$5	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	3	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1)	1
Reductions due to sales/defaults of credit-impaired securities	(7)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$—	$4
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $5 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $8 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively. Credit losses related to the fixed maturity portfolio for both the three and nine months ended September 30, 2024 and 2023 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both September 30, 2024 and December 31, 2023.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $38 million and $37 million for these investments at September 30, 2024 and December 31, 2023, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,925	$5,925	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,096	—	28,096	—
Debt securities issued by foreign governments	942	—	942	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	11,999	—	11,999	—
Corporate and all other bonds	37,023	5	36,763	255
Total fixed maturities	83,985	5,930	77,800	255
Equity securities
Common stock	652	645	—	7
Non-redeemable preferred stock	50	16	3	31
Total equity securities	702	661	3	38
Other investments	20	20	—	—
Total	$84,707	$6,611	$77,803	$293

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	$6,368	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,506	—	28,506	—
Debt securities issued by foreign governments	1,006	—	1,006	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	—	7,818	—
Corporate and all other bonds	34,109	—	33,851	258
Total fixed maturities	77,807	6,368	71,181	258
Equity securities
Common stock	560	553	—	7
Non-redeemable preferred stock	48	16	2	30
Total equity securities	608	569	2	37
Other investments	18	18	—	—
Total	$78,433	$6,955	$71,183	$295
There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2024.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(at September 30, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,482	$5,482	$2,013	$3,419	$50
Financial liabilities
Debt	$7,933	$7,604	$—	$7,604	$—
Commercial paper	100	100	—	100	—

(at December 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$5,137	$5,137	$1,171	$3,912	$54
Financial liabilities
Debt	$7,931	$7,645	$—	$7,645	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2024 or the year ended December 31, 2023.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	At and For the Three Months Ended September 30, 2024		At and For the Three Months Ended September 30, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,491	$69	$10,327	$72

Current period change for expected credit losses		16		11
Write-offs of uncollectible premiums receivable		15		15
Balance, end of period	$11,271	$70	$10,345	$68

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	At and For the Nine Months Ended September 30, 2024		At and For the Nine Months Ended September 30, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,282	$69	$8,922	$77

Current period change for expected credit losses		41		28
Write-offs of uncollectible premiums receivable		40		37
Balance, end of period	$11,271	$70	$10,345	$68
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2024 and 2023, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2024 and 2023.

	At and For the Three Months Ended September 30, 2024		At and For the Three Months Ended September 30, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,132	$117	$8,121	$121

Current period change for estimated uncollectible reinsurance		3		—
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,075	$120	$8,267	$121

	At and For the Nine Months Ended September 30, 2024		At and For the Nine Months Ended September 30, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,143	$118	$8,063	$132

Current period change for estimated uncollectible reinsurance		2		(11)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,075	$120	$8,267	$121

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables at September 30, 2024, $5.85 billion, or 88%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 12% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 5% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, at September 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	At and For the Three Months Ended September 30, 2024		At and For the Three Months Ended September 30, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,274	$18	$3,449	$20

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,292	$18	$3,467	$20

	At and For the Nine Months Ended September 30, 2024		At and For the Nine Months Ended September 30, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,249	$20	$3,579	$17

Current period change for expected credit losses		(2)		3
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,292	$18	$3,467	$20

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

(in millions)	September 30, 2024	December 31, 2023
Business Insurance	$2,601	$2,585
Bond & Specialty Insurance (1)	835	550
Personal Insurance	811	815
Other	26	26
Total	$4,273	$3,976
 _________________________________________________________
(1)Goodwill at September 30, 2024 included $285 million associated with the acquisition of Corvus in the first quarter of 2024, which is primarily attributable to Corvus’s cyber underwriting and support capabilities and workforce and is not deductible for tax purposes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(at September 30, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related (1)	$190	$73	$117
Contract-based (2)	205	196	9
Marketing-related (3)	18	2	16
Total subject to amortization	413	271	142
Not subject to amortization	226	—	226
Total	$639	$271	$368

(at December 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$59	$41
Contract-based (2)	204	194	10
Total subject to amortization	304	253	51
Not subject to amortization	226	—	226
Total	$530	$253	$277
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

(in millions)	Amount	Weighted Average Amortization Period
Subject to amortization
Customer-related	$87	14 years
Marketing-related	18	7 years
Total	$105	13 years

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2024	December 31, 2023
Property-casualty	$64,741	$61,621
Accident and health	5	6
Total	$64,746	$61,627
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2024	2023
Claims and claim adjustment expense reserves at beginning of year	$61,621	$58,643
Less reinsurance recoverables on unpaid losses	7,817	7,790
Net reserves at beginning of year	53,804	50,853
Estimated claims and claim adjustment expenses for claims arising in the current year	21,276	20,205
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(321)	62
Total increases	20,955	20,267
Claims and claim adjustment expense payments for claims arising in:
Current year	7,255	7,305
Prior years	10,545	10,031
Total payments	17,800	17,336
Unrealized foreign exchange (gain) loss	38	(1)
Net reserves at end of period	56,997	53,783
Plus reinsurance recoverables on unpaid losses	7,744	7,920
Claims and claim adjustment expense reserves at end of period	$64,741	$61,703
Gross claims and claim adjustment expense reserves at September 30, 2024 increased by $3.12 billion from December 31, 2023, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2024 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at September 30, 2024 decreased by $73 million from December 31, 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the nine months ended September 30, 2024 and 2023, estimated claims and claim adjustment expenses incurred included $321 million and $(62) million, respectively, of net favorable (unfavorable) development for claims arising in prior years, including $447 million and $11 million, respectively, of net favorable prior year reserve development, and $33 million and $34 million, respectively, of accretion of discount.
Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2024 totaled $91 million, primarily driven by an addition to asbestos reserves of $242 million, partially offset by better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years. Net unfavorable prior year reserve development in the third quarter of 2023 totaled $263 million, primarily driven by (i) an addition to asbestos reserves of $284 million and higher than expected loss experience in the domestic operations’, (ii) general liability product line (excluding asbestos), including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations and (iii) commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years.
Net unfavorable prior year reserve development in the first nine months of 2024 totaled $57 million, primarily driven by (i) higher than expected loss experience in the domestic operations’ general liability product line (excluding asbestos) for recent accident years, (ii) an addition to asbestos reserves of $242 million and (iii) an addition to reserves related to run-off operations, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years. Net unfavorable prior year reserve development in the first nine months of 2023 totaled $345 million, primarily driven by (i) higher than expected loss experience in the domestic operations’ general liability product line (excluding asbestos) for multiple accident years, including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations, (ii) an addition to asbestos reserves of $284 million and (iii) higher than expected loss experience in the domestic operations’ commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years. The first nine months of 2024 and 2023 also included an increase to environmental reserves.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2024 totaled $36 million and $84 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2023 totaled $72 million and $249 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines and in the general liability product line for management liability coverages for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in the third quarter and first nine months of 2024 totaled $181 million and $420 million, respectively, primarily driven by better than expected loss experience in the domestic operations in both the homeowners and other and automobile product lines for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2023 totaled $37 million and $107 million, respectively, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2024.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2024	$(4,158)	$182	$(460)	$(974)	$(5,410)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,850	1	(1)	113	1,963
Amounts reclassified from AOCI, net of tax	14	—	—	—	14
Net OCI, current period	1,864	1	(1)	113	1,977
Balance, September 30, 2024	$(2,294)	$183	$(461)	$(861)	$(3,433)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2023	$(3,309)	$180	$(458)	$(884)	$(4,471)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	942	3	—	23	968
Amounts reclassified from AOCI, net of tax	73	—	(3)	—	70
Net OCI, current period	1,015	3	(3)	23	1,038
Balance, September 30, 2024	$(2,294)	$183	$(461)	$(861)	$(3,433)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$2,370	$(2,391)	$1,294	$(1,986)
Income tax expense (benefit)	506	(501)	279	(418)
Net of taxes	1,864	(1,890)	1,015	(1,568)
Having credit losses recognized in the consolidated statement of income	1	—	4	—
Income tax expense	—	—	1	—
Net of taxes	1	—	3	—
Net changes in benefit plan assets and obligations	(1)	(3)	(4)	(10)
Income tax expense (benefit)	—	(1)	(1)	(2)
Net of taxes	(1)	(2)	(3)	(8)
Net changes in unrealized foreign currency translation	120	(118)	24	13
Income tax expense (benefit)	7	(7)	1	4
Net of taxes	113	(111)	23	9
Total other comprehensive income (loss)	2,490	(2,512)	1,318	(1,983)
Total income tax expense (benefit)	513	(509)	280	(416)
Total other comprehensive income (loss), net of taxes	$1,977	$(2,003)	$1,038	$(1,567)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$17	$35	$92	$68
Income tax benefit (2)	3	7	19	14
Net of taxes	14	28	73	54
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	(2)	(1)	(4)
General and administrative expenses (benefit) (3)	(1)	(2)	(3)	(6)
Total	(1)	(4)	(4)	(10)
Income tax (expense) benefit (2)	(1)	(1)	(1)	(2)
Net of taxes	—	(3)	(3)	(8)
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	16	31	88	58
Total income tax benefit	2	6	18	12
Total reclassifications, net of taxes	$14	$25	$70	$46
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense (benefit) on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES
During the three and nine months ended September 30, 2024, the Company repurchased 1.1 million and 3.4 million common shares, respectively, under its share repurchase authorizations for total cost of $250 million and $750 million, respectively. The average cost per share repurchased was $222.58 and $216.94, respectively.  In addition, the Company acquired 14,298 shares and 0.7 million common shares for a total cost of $3 million and $144 million during the three and nine months ended September 30, 2024, respectively, that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At September 30, 2024, the Company had $5.29 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic and Diluted
Net income, as reported	$1,260	$404	$2,917	$1,365
Participating share-based awards — allocated income	(10)	(3)	(22)	(10)
Net income available to common shareholders — basic and diluted	$1,250	$401	$2,895	$1,355
Common Shares
Basic
Weighted average shares outstanding	227.4	228.8	228.3	230.0
Diluted
Weighted average shares outstanding	227.4	228.8	228.3	230.0
Weighted average effects of dilutive securities — stock options and performance shares	3.2	2.3	3.0	2.5
Total	230.6	231.1	231.3	232.5
Net Income per Common Share
Basic	$5.50	$1.75	$12.68	$5.89
Diluted	$5.42	$1.74	$12.51	$5.83

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards at September 30, 2024:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,639,395	$148.24	5.6 years	$570
Exercisable at end of period	4,926,954	$134.01	4.7 years	$493
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $63 million and $46 million for the three months ended September 30, 2024 and 2023, respectively, and $202 million and $162 million for the nine months ended September 30, 2024 and 2023, respectively. The related tax benefits recognized in the consolidated statement of income were $11 million and $8 million for the three months ended September 30, 2024 and 2023, respectively, and $33 million and $27 million for the nine months ended September 30, 2024 and 2023, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2024 was $296 million, which is expected to be recognized over a weighted-average period of 1.9 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2024	2023	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$29	$27	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	43	44	1	2
Expected return on plan assets	(74)	(77)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	(1)
Net actuarial (gain) loss	2	—	(3)	(3)
Total non-service cost (benefit)	(29)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$—	$(7)	$(2)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2024	2023	2024	2023
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	18	16	—	—
Total service cost	29	27	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(11)	(14)	—	(1)
General and administrative expenses	(18)	(20)	(2)	(1)
Total non-service cost (benefit)	(29)	(34)	(2)	(2)
Net periodic benefit cost (benefit)	$—	$(7)	$(2)	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2024	2023	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$87	$81	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	129	132	3	4
Expected return on plan assets	(223)	(233)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	(2)	(3)
Net actuarial (gain) loss	5	—	(7)	(7)
Total non-service cost (benefit)	(89)	(102)	(6)	(6)
Net periodic benefit cost (benefit)	$(2)	$(21)	$(6)	$(6)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2024 and 2023.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2024	2023	2024	2023
Service Cost:
Claims and claim adjustment expenses	$34	$33	$—	$—
General and administrative expenses	53	48	—	—
Total service cost	87	81	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(34)	(41)	(2)	(3)
General and administrative expenses	(55)	(61)	(4)	(3)
Total non-service cost (benefit)	(89)	(102)	(6)	(6)
Net periodic benefit cost (benefit)	$(2)	$(21)	$(6)	$(6)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Lease cost
Operating leases	$18	$19	$56	$57
Short-term leases (1)	1	1	2	2
Lease expense	19	20	58	59
Less: sublease income (2)	—	—	—	—
Net lease cost	$19	$20	$58	$59

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$22	$60	$65
Right-of-use assets obtained in exchange for new lease liabilities	$31	$12	$45	$25
Weighted average discount rate	3.32%	2.64%	3.32%	2.64%
Weighted average remaining lease term	4.2 years	4.2 years	4.2 years	4.2 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments.  These commitments totaled $1.51 billion and $2.05 billion at September 30, 2024 and December 31, 2023, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at September 30, 2024.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2024, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2024 Third Quarter Consolidated Results of Operations
•Net income of $1.26 billion, or $5.50 per share basic and $5.42 per share diluted
•Net earned premiums of $10.70 billion
•Catastrophe losses of $939 million ($739 million after-tax)
•Net favorable prior year reserve development of $126 million ($99 million after-tax)
•Combined ratio of 93.2%
•Net investment income of $904 million ($742 million after-tax)
•Net realized investment gains of $55 million ($42 million after-tax)
•Operating cash flows of $3.88 billion
2024 Third Quarter Consolidated Financial Condition
•Total investments of $95.45 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $134.59 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 22.5% (21.2% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $496 million, comprising $253 million of share repurchases and $243 million of dividends
•Shareholders’ equity of $27.70 billion
•Net unrealized investment losses of $2.67 billion ($2.11 billion after-tax)
•Book value per common share of $122.00
•Holding company liquidity of $1.82 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2024	2023	2024	2023
Revenues
Premiums	$10,704	$9,718	$31,073	$27,788
Net investment income	904	769	2,635	2,144
Fee income	121	112	345	324
Net realized investment gains (losses)	55	(65)	25	(94)
Other revenues	120	101	337	275
Total revenues	11,904	10,635	34,415	30,437
Claims and expenses
Claims and claim adjustment expenses	6,996	7,149	21,025	20,335
Amortization of deferred acquisition costs	1,790	1,604	5,166	4,585
General and administrative expenses	1,460	1,312	4,344	3,887
Interest expense	98	98	294	278
Total claims and expenses	10,344	10,163	30,829	29,085
Income before income taxes	1,560	472	3,586	1,352
Income tax expense (benefit)	300	68	669	(13)
Net income	$1,260	$404	$2,917	$1,365
Net income per share
Basic	$5.50	$1.75	$12.68	$5.89
Diluted	$5.42	$1.74	$12.51	$5.83
Combined ratio
Loss and loss adjustment expense ratio	64.8%	73.0%	67.1%	72.6%
Underwriting expense ratio	28.4	28.0	28.6	28.4
Combined ratio	93.2%	101.0%	95.7%	101.0%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $5.42 in the third quarter of 2024 increased by 211% over diluted net income per share of $1.74 in the same period of 2023.  Net income of $1.26 billion in the third quarter of 2024 increased by 212% over net income of $404 million in the same period of 2023. The increase in income before income taxes in the third quarter of 2024 primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023, (iii) higher net investment income and (iv) net realized investment gains compared to net realized investment losses in the same period of 2023, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in the third quarter of 2024 was $126 million. Net unfavorable prior year reserve development in the third quarter of 2023 was $154 million. Catastrophe losses in the third quarters of 2024 and 2023 were $939 million and $850 million, respectively. The higher underlying underwriting margins in the third quarter of 2024 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the third quarter of 2024 was higher than in the same period of 2023, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $12.51 in the first nine months of 2024 increased by 115% over diluted net income per share of $5.83 in the same period of 2023.  Net income of $2.92 billion in the first nine months of 2024 increased by 114% over net income of $1.37 billion in the same period of 2023.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net investment income, (iii) higher net favorable prior year reserve development and (iv) net realized investment gains compared to net realized investment losses in the same period of 2023, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in the first nine months of 2024 and 2023 was $447 million and $11 million, respectively. Catastrophe losses in the first nine months of 2024 and 2023 were $3.16 billion and $2.87 billion, respectively. The higher underlying underwriting margins in the first nine months of 2024 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. The Company recorded income tax expense in the first nine months of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in income before income taxes and a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil and Colombia through joint ventures.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2024 and 2023, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2024 were $10.70 billion, $986 million or 10% higher than in the same period of 2023.  Earned premiums in the first nine months of 2024 were $31.07 billion, $3.29 billion or 12% higher than in the same period of 2023. In Business Insurance, earned premiums in the third quarter and first nine months of 2024 increased by 10% and 12%, respectively, over the same periods of 2023. In Bond & Specialty Insurance, earned premiums in both the third quarter and first nine months of 2024 increased 8% over the same periods of 2023.  In Personal Insurance, earned premiums in the third quarter and first nine months of 2024 increased by 10% and 12%, respectively, over the same periods of 2023. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Average investments (1)	$97,736	$91,591	$96,042	$90,048
Pre-tax net investment income	904	769	2,635	2,144
After-tax net investment income	742	640	2,167	1,791
Average pre-tax yield (2)	3.7%	3.4%	3.7%	3.2%
Average after-tax yield (2)	3.0%	2.8%	3.0%	2.7%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the third quarter of 2024 was $904 million, $135 million or 18% higher than in the same period of 2023.  Net investment income in the first nine months of 2024 was $2.64 billion, $491 million or 23% higher than in the same period of 2023. Net investment income from fixed maturity investments in the third quarter and first nine months of 2024 was $749 million and $2.15 billion, respectively, $118 million and $353 million higher, respectively, than in the same periods of 2023. The increases in both periods of 2024 primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in the third quarter and first nine months of 2024 was $77 million and $217 million, respectively, $10 million and $48 million higher, respectively, than in the same periods of 2023. The increase in the third quarter of 2024 primarily resulted from a higher level of short-term investments. The increase in the first nine months of 2024 primarily resulted from a higher level of short-term investments and higher short-term

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

average yields. The Company’s remaining investment portfolios had net investment income of $90 million and $306 million, respectively, in the third quarter and first nine months of 2024, $8 million and $93 million higher, respectively, than in the same periods of 2023. The increases in both periods of 2024 primarily reflected higher private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the third quarter of 2024 was $121 million, $9 million higher than in the same period of 2023. Fee income in the first nine months of 2024 was $345 million, $21 million higher than in the same period of 2023. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Impairment gains (losses):
Fixed maturities	$(5)	$(1)	$(8)	$(2)
Net realized investment gains (losses) on equity securities still held	51	(14)	102	(11)
Other net realized investment gains (losses), including from sales	9	(50)	(69)	(81)
Total	$55	$(65)	$25	$(94)
Net realized investment gains on equity securities still held of $51 million and $102 million, respectively, in the third quarter and first nine months of 2024 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment losses on equity securities still held of $14 million in the third quarter of 2023 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment losses on equity securities still held of $11 million in the first nine months of 2023 were driven by a net unfavorable change in fair value on the individual securities held in the Company’s portfolio.
Other Revenues
Other revenues in the third quarter of 2024 were $120 million, $19 million higher than in the same period of 2023. Other revenues in the first nine months of 2024 were $337 million, $62 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2024 were $7.00 billion, $153 million or 2% lower than in the same period of 2023, primarily reflecting the impacts of (i) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2023 and (ii) lower non-catastrophe weather-related losses, lower physical damage losses in the automobile product line and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance, partially offset by (iii) higher business volumes, (iv) higher catastrophe losses and (v) loss cost trends in Business Insurance and Bond & Specialty Insurance. Catastrophe losses in the third quarter of 2024 primarily resulted from Hurricane Helene and severe wind and hail storms in multiple states. Catastrophe losses in the third quarter of 2023 primarily resulted from numerous severe wind and hail storms in multiple states.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first nine months of 2024 were $21.03 billion, $690 million or 3% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses, (iii) loss cost trends and higher other losses in Business Insurance and (iv) loss cost trends in Bond & Specialty Insurance, partially offset by (v) higher net favorable prior year reserve development, (vi) lower physical damage losses in the automobile product line, lower non-catastrophe weather-related losses and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance and (vii) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector in Bond & Specialty Insurance. Catastrophe losses in the first nine months of 2024 included the third quarter events described above, as well as numerous severe wind and hail storms in multiple states in the first six months of 2024. Catastrophe losses in the first nine months of 2023 included the third quarter events described above, as well as numerous severe wind and hail storms in multiple states in the first six months of 2023.
Factors contributing to net prior year reserve development during the third quarters and first nine months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2024 and 2023, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2024 and 2023 for significant catastrophes that occurred in 2023 and 2022, and the estimate of ultimate losses for those catastrophes at September 30, 2024 and December 31, 2023. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2024 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2023 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance) (1)	2024	2023	2024	2023	September 30, 2024	December 31, 2023
2022
PCS Serial Number:
33 — Severe wind and hail storms	(1)	17	(6)	9	132	138
35 — Severe wind and hail storms	(1)	3	—	(1)	184	184
43 — Severe wind and hail storms	3	—	3	(11)	119	116
61 — Hurricane Ian	(2)	(2)	(2)	(76)	149	151
73 — Winter storm	3	1	12	169	682	670
2023
PCS Serial Number:
25 — Severe wind and hail storms	(1)	—	(3)	152	150	153
32 — Severe wind and hail storms	(2)	—	(2)	138	138	140
33 — Severe wind and hail storms	(2)	18	(6)	190	193	199
35 — Severe wind and hail storms	1	(6)	(2)	115	138	140
38 — Severe wind and hail storms	3	n/a	5	n/a	115	110
42 — Severe wind and hail storms	2	(2)	5	144	138	133
48 — Severe wind and hail storms	1	(9)	(5)	140	145	150
49 — Severe wind and hail storms	2	(6)	(2)	149	131	133
51 — Severe wind and hail storms	(12)	10	(33)	280	232	265
63 — Severe wind and hail storms	14	120	7	120	132	125
75 — Severe wind and hail storms	(6)	196	(17)	196	173	190
2024
PCS Serial Number:
26 — Severe wind and hail storms	15	n/a	266	n/a	266	n/a
39 — Severe wind and hail storms	35	n/a	256	n/a	256	n/a
42 — Severe wind and hail storms	(30)	n/a	159	n/a	159	n/a
44 — Severe wind and hail storms	(22)	n/a	182	n/a	182	n/a
45 — Severe wind and hail storms	(13)	n/a	151	n/a	151	n/a
46 — Severe wind and hail storms	29	n/a	187	n/a	187	n/a
61 — Severe wind and hail storms	159	n/a	159	n/a	159	n/a
77 — Hurricane Helene	547	n/a	547	n/a	547	n/a
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
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2024 was $1.79 billion, $186 million or 12% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first nine months of 2024 was $5.17 billion, $581 million or 13% higher than in the same period of 2023. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2024 were $1.46 billion, $148 million or 11% higher than in the same period of 2023. General and administrative expenses in the first nine months of 2024 were $4.34 billion, $457 million or 12% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the third quarter and first nine months of 2024 was $98 million and $294 million, respectively, compared with $98 million and $278 million, respectively, in the same periods of 2023.
Income Tax Expense (Benefit)
Income tax expense in the third quarter of 2024 was $300 million, $232 million or 341% higher than in the same period of 2023, primarily reflecting the impact of the $1.09 billion increase in income before income taxes in the third quarter of 2024. Income tax expense in the first nine months of 2024 was $669 million, compared with an income tax benefit of $13 million in the same period of 2023. The change in income taxes primarily reflected the impact of the $2.23 billion increase in income before income taxes in the first nine months of 2024 and the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company’s effective tax rate was 19% and 14% in the third quarters of 2024 and 2023, respectively. The Company’s effective tax rate was 19% and (1)% in the first nine months of 2024 and 2023, respectively. The effective tax rate in the first nine months of 2023 was reduced by the impact of the one-time tax benefit discussed above. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 93.2% in the third quarter of 2024 was 7.8 points lower than the combined ratio of 101.0% in the same period of 2023.  The loss and loss adjustment expense ratio of 64.8% in the third quarter of 2024 was 8.2 points lower than the loss and loss adjustment expense ratio of 73.0% in the same period of 2023.  The underwriting expense ratio of 28.4% in the third quarter of 2024 was 0.4 points higher than the underwriting expense ratio of 28.0% in the same period of 2023.
Catastrophe losses in the third quarters of both 2024 and 2023 accounted for 8.8 points of the combined ratio. Net favorable prior year reserve development in the third quarter of 2024 provided 1.2 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the third quarter of 2023 accounted for 1.6 points of the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2024 was 5.0 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) lower non-catastrophe weather-related losses, lower physical damage losses in the automobile product line and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance.
The combined ratio of 95.7% in the first nine months of 2024 was 5.3 points lower than the combined ratio of 101.0% in the same period of 2023. The loss and loss adjustment expense ratio of 67.1% for the first nine months of 2024 was 5.5 points lower than the loss and loss adjustment expense ratio of 72.6% in the same period of 2023.  The underwriting expense ratio of 28.6% for the first nine months of 2024 was 0.2 points higher than the underwriting expense ratio of 28.4% in the same period of 2023.
Catastrophe losses in the first nine months of 2024 and 2023 accounted for 10.2 points and 10.3 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2024 and 2023 provided 1.5 points and 0.1 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2024 was 3.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower physical damage losses in the automobile product line, lower non-catastrophe weather-related losses and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance and (iii) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (iv) higher other losses in Business Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Business Insurance	$6,173	$5,685	$18,725	$17,175
Bond & Specialty Insurance	1,165	1,082	3,368	3,127
Personal Insurance	4,811	4,496	13,231	12,215
Total	$12,149	$11,263	$35,324	$32,517

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Business Insurance	$5,517	$5,080	$16,652	$15,412
Bond & Specialty Insurance	1,072	1,003	3,055	2,853
Personal Insurance	4,728	4,410	12,907	11,942
Total	$11,317	$10,493	$32,614	$30,207
Gross and net written premiums in the third quarter of 2024 both increased by 8% over the same period of 2023. Gross and net written premiums in the first nine months of 2024 increased by 9% and 8%, respectively, over the same period of 2023. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$5,474	$4,956	$15,802	$14,077
Net investment income	642	551	1,883	1,533
Fee income	109	102	315	299
Other revenues	89	71	243	185
Total revenues	6,314	5,680	18,243	16,094
Total claims and expenses	5,454	5,111	15,634	14,327
Segment income before income taxes	860	569	2,609	1,767
Income tax expense	162	101	491	141
Segment income	$698	$468	$2,118	$1,626

Loss and loss adjustment expense ratio	66.6%	70.0%	65.5%	68.0%
Underwriting expense ratio	29.2	29.1	29.6	29.7
Combined ratio	95.8%	99.1%	95.1%	97.7%
Overview
Segment income in the third quarter of 2024 was $698 million, $230 million or 49% higher than segment income of $468 million in the same period of 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net unfavorable prior year reserve development, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net unfavorable prior year reserve development in the third quarters of 2024 and 2023 was $91 million and $263 million, respectively. Catastrophe losses in the third quarters of 2024 and 2023 were $340 million and $203 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher general and administrative expenses. Income tax expense in the third quarter of 2024 was higher than in the same period of 2023, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2024 was $2.12 billion, $492 million or 30% higher than segment income of $1.63 billion in the same period of 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) lower net unfavorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Net unfavorable prior year reserve development in the first nine months of 2024 and 2023 was $57 million and $345 million, respectively. Catastrophe losses in the first nine months of 2024 and 2023 were $938 million and $798 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher other losses and (iv) higher general and administrative expenses. Income tax expense in the first nine months of 2024 was higher than in the same period of 2023, primarily reflecting the impact of the increase in income before income taxes and a one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2024 were $5.47 billion, $518 million or 10% higher than in the same period of 2023. Earned premiums in the first nine months of 2024 were $15.80 billion, $1.73 billion or 12% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the third quarter of 2024 was $642 million, $91 million or 17% higher than in the same period of 2023.  Net investment income in the first nine months of 2024 was $1.88 billion, $350 million or 23% higher than in the same period of 2023. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2024 compared with the same periods of 2023.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the third quarter of 2024 was $109 million, $7 million or 7% higher than in the same period of 2023. Fee income in the first nine months of 2024 was $315 million, $16 million or 5% higher than in the same period of 2023.
Other Revenues
Other revenues in the third quarter of 2024 were $89 million, $18 million higher than in the same period of 2023. Other revenues in the first nine months of 2024 were $243 million, $58 million higher than in the same period of 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2024 were $3.70 billion, $179 million or 5% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher catastrophe losses, (ii) higher business volumes and (iii) loss cost trends, partially offset by (iv) lower net unfavorable prior year reserve development.
Claims and claim adjustment expenses in the first nine months of 2024 were $10.50 billion, $778 million or 8% higher than in the same period of 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) higher other losses and (iv) higher catastrophe losses, partially offset by (v) lower net unfavorable prior year reserve development.
Factors contributing to net prior year reserve development during the third quarters and first nine months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2024 was $930 million, $110 million or 13% higher than the same period of 2023. Amortization of deferred acquisition costs in the first nine months of 2024 was $2.66 billion, $320 million or 14% higher than the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2024 were $826 million, $54 million or 7% higher than in the same period of 2023. General and administrative expenses in the first nine months of 2024 were $2.48 billion, $209 million or 9% higher than in the same period of 2023. The increases in both periods of 2024 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the third quarter of 2024 was $162 million, $61 million higher than the same period of 2023, primarily reflecting the impact of the $291 million increase in income before income taxes. Income tax expense in the first nine months of 2024 was $491 million, $350 million higher than in the same period of 2023, primarily reflecting the impact of the $842 million increase in income before income taxes and the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 95.8% in the third quarter of 2024 was 3.3 points lower than the combined ratio of 99.1% in the same period of 2023.  The loss and loss adjustment expense ratio of 66.6% in the third quarter of 2024 was 3.4 points lower than the loss and loss adjustment expense ratio of 70.0% in the same period of 2023. The underwriting expense ratio of 29.2% in the third quarter of 2024 was 0.1 points higher than the underwriting expense ratio of 29.1% in the same period of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Catastrophe losses in the third quarters of 2024 and 2023 accounted for 6.2 points and 4.1 points, respectively, of the combined ratio.  Net unfavorable prior year reserve development in the third quarters of 2024 and 2023 accounted for 1.7 and 5.3 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2024 was 1.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.
The combined ratio of 95.1% in the first nine months of 2024 was 2.6 points lower than the combined ratio of 97.7% in the same period of 2023. The loss and loss adjustment expense ratio of 65.5% in the first nine months of 2024 was 2.5 points lower than the loss and loss adjustment expense ratio of 68.0% in the same period of 2023.  The underwriting expense ratio of 29.6% for the first nine months of 2024 was 0.1 points lower than the underwriting expense ratio of 29.7% in the same period of 2023.
Catastrophe losses in the first nine months of 2024 and 2023 accounted for 5.9 points and 5.7 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2024 and 2023 accounted for 0.4 and 2.4 points, respectively, of the combined ratio. The underlying combined ratio in the first nine months of 2024 was 0.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing, partially offset by higher other losses.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Select Accounts	$892	$830	$2,874	$2,640
Middle Market	3,279	2,969	9,835	8,938
National Accounts	355	335	1,300	1,208
National Property and Other	1,172	1,128	3,056	2,842
Total Domestic	5,698	5,262	17,065	15,628
International	475	423	1,660	1,547
Total Business Insurance	$6,173	$5,685	$18,725	$17,175

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Select Accounts	$885	$824	$2,834	$2,615
Middle Market	3,030	2,750	9,012	8,294
National Accounts	264	247	903	818
National Property and Other	896	874	2,450	2,326
Total Domestic	5,075	4,695	15,199	14,053
International	442	385	1,453	1,359
Total Business Insurance	$5,517	$5,080	$16,652	$15,412
Gross and net written premiums in the third quarter of 2024 both increased by 9% over the same period of 2023. Gross and net written premiums in the first nine months of 2024 increased by 9% and 8%, respectively, over the same period of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Select Accounts.  Net written premiums of $885 million and $2.83 billion in the third quarter and first nine months of 2024, respectively, increased by 7% and 8%, respectively, over the same periods of 2023. Retention rates remained strong in the third quarter and first nine months of 2024 but decreased from the same periods of 2023. Renewal premium changes in the third quarter and first nine months of 2024 remained positive and were higher than the same periods of 2023. New business premiums in the third quarter of 2024 decreased from the same period of 2023. New business premiums in the first nine months of 2024 increased over the same period of 2023.
Middle Market.  Net written premiums of $3.03 billion and $9.01 billion in the third quarter and first nine months of 2024, respectively, increased by 10% and 9%, respectively, over the same periods of 2023.  Retention rates remained strong in the third quarter of 2024 and were comparable with the same period of 2023.  Retention rates remained strong in the first nine months of 2024 but decreased slightly from the same period of 2023.  Renewal premium changes in the third quarter of 2024 remained positive and were slightly higher than the same period of 2023. Renewal premium changes in the first nine months of 2024 remained positive and were higher than the same period of 2023. New business premiums in the third quarter and first nine months of 2024 increased slightly over the same periods of 2023.
National Accounts.  Net written premiums of $264 million and $903 million in the third quarter and first nine months of 2024, respectively, increased by 7% and 10%, respectively, over the same periods of 2023. Retention rates remained strong in the third quarter and first nine months of 2024 but decreased from the same periods of 2023. Renewal premium changes in the third quarter and first nine months of 2024 remained positive but were lower than the same periods of 2023. New business premiums in the third quarter and first nine months of 2024 increased over the same periods of 2023.
National Property and Other.  Net written premiums of $896 million and $2.45 billion in the third quarter and first nine months of 2024, respectively, increased by 3% and 5%, respectively, over the same periods of 2023.  Retention rates remained strong in the third quarter and first nine months of 2024 but decreased from the same periods of 2023.  Renewal premium changes in the third quarter and first nine months of 2024 remained positive but were lower than the same periods of 2023. New business premiums in the third quarter of 2024 decreased from the same period of 2023. New business premiums in the first nine months of 2024 increased over the same period of 2023.
International.  Net written premiums of $442 million and $1.45 billion in the third quarter and first nine months of 2024, respectively, increased by 15% and 7%, respectively, over the same periods of 2023.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$1,009	$935	$2,942	$2,721
Net investment income	101	86	285	237
Other revenues	7	6	22	18
Total revenues	1,117	1,027	3,249	2,976
Total claims and expenses	838	696	2,516	2,108
Segment income before income taxes	279	331	733	868
Income tax expense	57	66	146	166
Segment income	$222	$265	$587	$702

Loss and loss adjustment expense ratio	43.4%	36.9%	45.2%	39.8%
Underwriting expense ratio	39.1	36.7	39.7	37.0
Combined ratio	82.5%	73.6%	84.9%	76.8%
Overview
Segment income in the third quarter of 2024 was $222 million, $43 million or 16% lower than segment income of $265 million in the same period of 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

lower net favorable prior year reserve development and (ii) lower underlying underwriting margins, partially offset by (iii) higher net investment income. Net favorable prior year reserve development in the third quarters of 2024 and 2023 was $36 million and $72 million, respectively. Catastrophe losses in the third quarters of 2024 and 2023 were $4 million and $5 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher general and administrative expenses and (ii) the impact of earned pricing, partially offset by (iii) higher business volumes. Income tax expense in the third quarter of 2024 was lower than in the same period of 2023, primarily reflecting the impact of the decrease in segment income before income taxes.
Segment income in the first nine months of 2024 was $587 million, $115 million or 16% lower than segment income of $702 million in the same period of 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) higher catastrophe losses, partially offset by (iii) higher net investment income. Net favorable prior year reserve development in the first nine months of 2024 and 2023 was $84 million and $249 million, respectively. Catastrophe losses in the first nine months of 2024 and 2023 were $49 million and $31 million, respectively.  The lower underlying underwriting margins primarily reflected (i) higher general and administrative expenses and (ii) the impact of earned pricing, partially offset by (iii) higher business volumes and (iv) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector. Income tax expense in the first nine months of 2024 was lower than in the same period of 2023, primarily reflecting the impact of the decrease in segment income before income taxes and a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2024 were $1.01 billion, $74 million or 8% higher than in the same period of 2023. Earned premiums in the first nine months of 2024 were $2.94 billion, $221 million or 8% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the third quarter of 2024 was $101 million, $15 million or 17% higher than in the same period of 2023. Net investment income in the first nine months of 2024 was $285 million, $48 million or 20% higher than in the same period of 2023. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2024 compared with the same periods of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2024 were $441 million, $90 million or 26% higher than in the same period of 2023, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes and (iii) loss cost trends.
Claims and claim adjustment expenses in the first nine months of 2024 were $1.34 billion, $245 million or 22% higher than in the same period of 2023, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes, (iii) loss cost trends and (iv) higher catastrophe losses, partially offset by (v) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2024 was $194 million, $21 million or 12% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first nine months of 2024 was $559 million, $58 million or 12% higher than in the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2024 were $203 million, $31 million or 18% higher than in the same period of 2023. General and administrative expenses in the first nine months of 2024 were $615 million, $105 million or 21% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the acquisition of Corvus in the first quarter of 2024, as well as higher employee and technology related expenses.
Income Tax Expense
Income tax expense in the third quarter of 2024 was $57 million, $9 million or 14% lower than in the same period of 2023, primarily reflecting the impact of the $52 million decrease in segment income before income taxes. Income tax expense in the first nine months of 2024 was $146 million, $20 million or 12% lower than in the same period of 2023, primarily reflecting the impact of the $135 million decrease in segment income before income taxes and the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 82.5% in the third quarter of 2024 was 8.9 points higher than the combined ratio of 73.6% in the same period of 2023.  The loss and loss adjustment expense ratio of 43.4% in the third quarter of 2024 was 6.5 points higher than the loss and loss adjustment expense ratio of 36.9% in the same period of 2023. The underwriting expense ratio of 39.1% in the third quarter of 2024 was 2.4 points higher than the underwriting expense ratio of 36.7% in the same period of 2023.
Net favorable prior year reserve development in the third quarters of 2024 and 2023 provided 3.5 points and 7.7 points of benefit, respectively, to the combined ratio. Catastrophe losses in the third quarters of 2024 and 2023 accounted for 0.4 points and 0.6 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2024 was 4.9 points higher than the 2023 ratio on the same basis, primarily reflecting (i) a higher expense ratio and (ii) the impact of earned pricing.
The combined ratio of 84.9% in the first nine months of 2024 was 8.1 points higher than the combined ratio of 76.8% in the same period of 2023. The loss and loss adjustment expense ratio of 45.2% in the first nine months of 2024 was 5.4 points higher than the loss and loss adjustment expense ratio of 39.8% in the same period of 2023.  The underwriting expense ratio of 39.7% in the first nine months of 2024 was 2.7 points higher than the underwriting expense ratio of 37.0% in the same period of 2023.
Net favorable prior year reserve development in the first nine months of 2024 and 2023 provided 2.9 points and 9.1 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first nine months of 2024 and 2023 accounted for 1.7 points and 1.1 points, respectively, of the combined ratio.  The underlying combined ratio in the first nine months of 2024 was 1.3 points higher than the 2023 ratio on the same basis, primarily reflecting (i) a higher expense ratio and (ii) the impact of earned pricing, partially offset by (iii) the comparison to an elevated level of losses in the same period of 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Management Liability	$697	$618	$1,965	$1,780
Surety	353	330	1,040	933
Total Domestic	1,050	948	3,005	2,713
International	115	134	363	414
Total Bond & Specialty Insurance	$1,165	$1,082	$3,368	$3,127

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Management Liability	$617	$551	$1,746	$1,603
Surety	344	321	965	871
Total Domestic	961	872	2,711	2,474
International	111	131	344	379
Total Bond & Specialty Insurance	$1,072	$1,003	$3,055	$2,853
Gross and net written premiums in the third quarter of 2024 increased by 8% and 7%, respectively, over the same period of 2023. Gross and net written premiums in the first nine months of 2024 increased by 8% and 7%, respectively, over the same period of 2023.
Domestic.  Net written premiums of $961 million and $2.71 billion in the third quarter and first nine months of 2024, respectively, both increased by 10% over the same periods of 2023. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter of 2024 but decreased slightly from the same period of 2023. Retention rates remained strong in the first nine months of 2024 and were comparable with the same period of 2023. Renewal premium changes in the third quarter and first nine months of 2024 remained positive but were lower than in the same periods of 2023. New business premiums in the third quarter and first nine months of 2024 increased over the same periods of 2023.
International.  Net written premiums of $111 million and $344 million in the third quarter and first nine months of 2024, respectively, decreased by 15% and 9%, respectively, from the same periods of 2023. The decreases in both periods of 2024 were primarily driven by decreases in the United Kingdom and broader Europe, partially offset by increases in Canada.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenues
Earned premiums	$4,221	$3,827	$12,329	$10,990
Net investment income	161	132	467	374
Fee income	12	10	30	25
Other revenues	24	24	72	72
Total revenues	4,418	3,993	12,898	11,461
Total claims and expenses	3,943	4,249	12,354	12,344
Segment income (loss) before income taxes	475	(256)	544	(883)
Income tax expense (benefit)	91	(63)	93	(235)
Segment income (loss)	$384	$(193)	$451	$(648)

Loss and loss adjustment expense ratio	67.7%	85.7%	74.5%	86.6%
Underwriting expense ratio	24.8	24.3	24.7	24.7
Combined ratio	92.5%	110.0%	99.2%	111.3%
Overview
Segment income in the third quarter of 2024 was $384 million, compared with a segment loss of $193 million in the same period of 2023. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development, (iii) lower catastrophe losses and (iv) higher net investment income. Catastrophe losses in the third quarters of 2024 and 2023 were $595 million and $642 million, respectively. Net favorable prior year reserve development in the third quarters of 2024 and 2023 was $181 million and $37 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower non-catastrophe weather-related losses, (iii) lower physical damage losses in the automobile product line, (iv) higher business volumes and (v) lower non-weather water and fire losses in the homeowners and other product line. The segment recorded income tax expense in the third quarter of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2024 was $451 million, compared with a segment loss of $648 million in the same period of 2023. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first nine months of 2024 and 2023 was $420 million and $107 million, respectively.  Catastrophe losses in the first nine months of 2024 and 2023 were $2.17 billion and $2.04 billion, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower physical damage losses in the automobile product line, (iii) higher business volumes, (iv) lower non-catastrophe weather-related losses and (v) lower non-weather water and fire losses in the homeowners and other product line. The segment recorded income tax expense in the first nine months of 2024 compared with an income tax benefit in the same period of 2023. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2024 were $4.22 billion, $394 million or 10% higher than in the same period of 2023. Earned premiums in the first nine months of 2024 were $12.33 billion, $1.34 billion or 12% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected the increase in net written premiums over the preceding twelve months.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Investment Income
Net investment income in the third quarter of 2024 was $161 million, $29 million or 22% higher than in the same period of 2023. Net investment income in the first nine months of 2024 was $467 million, $93 million or 25% higher than in the same period of 2023. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2024 compared with the same periods of 2023. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the third quarters and first nine months of 2024 and 2023 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2024 were $2.86 billion, $422 million or 13% lower than in the same period of 2023, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower non-catastrophe weather-related losses, (iii) lower physical damage losses in the automobile product line, (iv) lower non-weather water and fire losses in the homeowners and other product line and (v) lower catastrophe losses, partially offset by (vi) higher business volumes.
Claims and claim adjustment expenses in the first nine months of 2024 were $9.18 billion, $333 million or 3% lower than in the same period of 2023, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower physical damage losses in the automobile product line, (iii) lower non-catastrophe weather-related losses and (iv) lower non-weather water and fire losses in the homeowners and other product line, partially offset by (v) higher business volumes and (vi) higher catastrophe losses.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2024 and 2023 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2024 was $666 million, $55 million or 9% higher than in the same period of 2023. Amortization of deferred acquisition costs in the first nine months of 2024 was $1.95 billion, $203 million or 12% higher than in the same period of 2023. The increases in both periods of 2024 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2024 were $420 million, $61 million or 17% higher than in the same period of 2023. General and administrative expenses in the first nine months of 2024 were $1.22 billion, $140 million or 13% higher than in the same period of 2023. The increases in both periods of 2024 primarily reflected higher contingent commissions, as well as higher employee and technology related expenses.
Income Tax Expense (Benefit)
Income tax expense in the third quarter of 2024 was $91 million, compared with an income tax benefit of $63 million in the same period of 2023, primarily reflecting the impact of the $731 million increase in segment income before income taxes. Income tax expense in the first nine months of 2024 was $93 million, compared with an income tax benefit of $235 million in the same period of 2023, primarily reflecting the impact of the $1.43 billion increase in segment income before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 92.5% in the third quarter of 2024 was 17.5 points lower than the combined ratio of 110.0% in the same period of 2023.  The loss and loss adjustment expense ratio of 67.7% in the third quarter of 2024 was 18.0 points lower than the loss and loss adjustment expense ratio of 85.7% in the same period of 2023.  The underwriting expense ratio of 24.8% in the third quarter of 2024 was 0.5 points higher than the underwriting expense ratio of 24.3% in the same period of 2023.
Catastrophe losses in the third quarters of 2024 and 2023 accounted for 14.1 points and 16.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2024 and 2023 provided 4.3 points and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

1.0 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the third quarter of 2024 was 11.5 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower non-catastrophe weather-related losses, (iii) lower physical damage losses in the automobile product line and (iv) lower non-weather water and fire losses in the homeowners and other product line.

The combined ratio of 99.2% in the first nine months of 2024 was 12.1 points lower than the combined ratio of 111.3% in the same period of 2023. The loss and loss adjustment expense ratio of 74.5% in the first nine months of 2024 was 12.1 points lower than the loss and loss adjustment expense ratio of 86.6% in the same period of 2023.  The underwriting expense ratio of 24.7% in the first nine months of 2024 was comparable with the underwriting expense ratio in same period of 2023.

Catastrophe losses in the first nine months of 2024 and 2023 accounted for 17.6 points and 18.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first nine months of 2024 and 2023 provided 3.4 points and 1.0 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first nine months of 2024 was 8.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower physical damage losses in the automobile product line, (iii) lower non-catastrophe weather-related losses and (iv) lower non-weather water and fire water losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Automobile	$2,143	$2,026	$6,016	$5,515
Homeowners and Other	2,476	2,286	6,676	6,192
Total Domestic	4,619	4,312	12,692	11,707
International	192	184	539	508
Total Personal Insurance	$4,811	$4,496	$13,231	$12,215

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic:
Automobile	$2,138	$2,022	$5,998	$5,499
Homeowners and Other	2,410	2,216	6,392	5,954
Total Domestic	4,548	4,238	12,390	11,453
International	180	172	517	489
Total Personal Insurance	$4,728	$4,410	$12,907	$11,942
Gross and net written premiums in the third quarter of 2024 both increased by 7% over the same period of 2023. Gross and net written premiums in the first nine months of 2024 both increased by 8% over the same period of 2023.
Domestic
Automobile net written premiums of $2.14 billion and $6.00 billion in the third quarter and first nine months of 2024, respectively, increased by 6% and 9%, respectively, over the same periods of 2023. Retention rates remained strong in the third quarter of 2024 and increased slightly over the same period of 2023. Retention rates remained strong in the first nine months of 2024 and were comparable with the same period of 2023. Renewal premium changes in the third quarter and first nine months of 2024 remained positive but were lower than in the same periods of 2023.  New business premiums in the third quarter and first nine months of 2024 decreased from the same periods of 2023.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Homeowners and Other net written premiums of $2.41 billion and $6.39 billion in the third quarter and first nine months of 2024, respectively, increased by 9% and 7%, respectively, over the same periods of 2023.  Retention rates remained strong in the third quarter and first nine months of 2024 and were comparable with the same periods of 2023.  Renewal premium changes in the third quarter and first nine months of 2024 remained positive but were lower than in the same periods of 2023.  New business premiums in the third quarter and first nine months of 2024 decreased from the same periods of 2023.
For its Domestic business, Personal Insurance had approximately 8.8 million and 9.1 million active policies at September 30, 2024 and 2023, respectively.
International
International net written premiums of $180 million and $517 million in the third quarter and first nine months of 2024, respectively, increased by 5% and 6%, respectively, over the same periods of 2023, driven by increases in the automobile and homeowners and other product lines.

For its International business, Personal Insurance had approximately 432,000 and 451,000 active policies at September 30, 2024 and 2023, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income (loss)	$(86)	$(86)	$(257)	$(241)
The Income (loss) for Interest Expense and Other for both the third quarters of 2024 and 2023 was $(86) million.  Pre-tax interest expense for both the third quarters of 2024 and 2023 was $98 million. After-tax interest expense for the third quarters of 2024 and 2023 was $77 million and $78 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2024 and 2023 was $(257) million and $(241) million, respectively. Pre-tax interest expense in the first nine months of 2024 and 2023 was $294 million and $278 million, respectively. After-tax interest expense in the first nine months of 2024 and 2023 was $232 million and $220 million, respectively.

ASBESTOS CLAIMS AND LITIGATION
The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company has received and continues to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally sued and/or primary targets of asbestos litigation. Many defendants have also been subject to increased settlement demands, in part due to the bankruptcy of many traditional primary targets of asbestos litigation. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. Prioritizing claims involving credible evidence of injuries, along with the focus on defendants who were not traditionally primary targets of asbestos litigation, contributes to the claims and claim adjustment expense payment patterns experienced by the Company. The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.
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
Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder with open claims at least annually.  Among the factors the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability, including as a result of the bankruptcy of other defendants; the jurisdictions involved, including any trends, judicial rulings or legislative actions in those jurisdictions; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; the potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.
The Company also reviews its asbestos reserves quarterly. These reviews include, as appropriate, an analysis of exposure and claim payment patterns by policyholder, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders and the assumed reinsurance component of reserves, as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves, and the Company’s evaluations have not resulted in a reliable method to determine a meaningful average asbestos defense or indemnity payment.
During the third quarter of 2024, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2023. Net asbestos payments were up compared to 2023, as described below. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2024 and 2023 resulted in $242 million and $284 million increases, respectively, to the Company’s net asbestos reserves. In both 2024 and 2023, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also includes an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates.
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
Net asbestos paid loss and loss expenses in the first nine months of 2024 and 2023 were $201 million and $156 million, respectively. Net asbestos reserves were $1.42 billion and $1.43 billion at September 30, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2024	2023
Beginning reserves:
Gross	$1,768	$1,674
Ceded	(390)	(369)
Net	1,378	1,305
Incurred losses and loss expenses:
Gross	279	374
Ceded	(37)	(90)
Net	242	284
Paid loss and loss expenses:
Gross	233	200
Ceded	(32)	(44)
Net	201	156
Foreign exchange and other:
Gross	1	—
Ceded	—	—
Net	1	—
Ending reserves:
Gross	1,815	1,848
Ceded	(395)	(415)
Net	$1,420	$1,433
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time, the number of policyholders with open environmental claims and the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims as well as the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, the Company increased its net environmental reserves by $21 million and $58 million in the third quarter and first nine months of 2024, respectively, and by $26 million and $74 million in the third quarter and first nine months of 2023, respectively. Net environmental paid loss and loss expenses in the first nine months of 2024 and 2023 were $53 million and $63 million, respectively. Net environmental reserves were $387 million and $382 million at September 30, 2024 and 2023, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO
The Company’s invested assets at September 30, 2024 were $95.45 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at September 30, 2024 was $83.99 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2024 and December 31, 2023.  Below investment grade securities represented 1.2% and 1.3% of the total fixed maturity investment portfolio at September 30, 2024 and December 31, 2023, respectively. The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at September 30, 2024 and 4.1 (4.4 excluding short-term securities) at December 31, 2023.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at September 30, 2024 and December 31, 2023 included $28.10 billion and $28.51 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2024 and December 31, 2023 were $835 million and $966 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at both September 30, 2024 and December 31, 2023.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at September 30, 2024 and December 31, 2023 included $12.00 billion and $7.82 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2024 and December 31, 2023 were $9.33 billion and $6.23 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.67 billion and $1.59 billion at September 30, 2024 and December 31, 2023, respectively. Approximately 40% and 33% of the Company’s CMO holdings at September 30, 2024 and December 31, 2023, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.59 billion and $1.07 billion of non-guaranteed CMO holdings was “Aaa” at both September 30, 2024 and December 31, 2023. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both September 30, 2024 and December 31, 2023.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2023 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2023 Annual Report for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  At September 30, 2024 and December 31, 2023, the carrying value of the Company’s other investments was $4.38 billion and $4.30 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January of 2024 are discussed in the “Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2023 Annual Report, and changes effective in July of 2024 are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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
The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2024	December 31, 2023
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,026	$3,895
Gross structured settlements	2,642	2,707
Mandatory pools and associations	1,527	1,659
Gross reinsurance recoverables	8,195	8,261
Allowance for estimated uncollectible reinsurance	(120)	(118)
Net reinsurance recoverables	$8,075	$8,143
Net reinsurance recoverables at September 30, 2024 decreased by $68 million from December 31, 2023.
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2024 and into 2025.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2024 and into 2025 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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
The Company’s preliminary estimate related to Hurricane Milton, which made landfall in Florida on October 9th, is a range of approximately $75 million to $175 million of incurred losses in the fourth quarter of 2024, after reinsurance and before taxes.
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
The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.1 (4.3 excluding short-term securities) at September 30, 2024.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2024, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on our current expectations for the impact of expected higher reinvestment yields on fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $700 million in the fourth quarter of 2024, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $700 million in the first quarter of 2025 and growing to approximately $760 million in the fourth quarter of 2025. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment gains of $25 million in the first nine months of 2024. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $2.67 billion ($2.11 billion after-tax) in its fixed maturity investment portfolio at September 30, 2024, compared to $3.97 billion ($3.13 billion after-tax) at December 31, 2023.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first nine months of 2024 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments) and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2024, TRV held total cash and short-term invested assets in the United States aggregating $1.82 billion and having a weighted average maturity of 20 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.33 billion).  TRV’s holding company liquidity of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

$1.82 billion at September 30, 2024 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at September 30, 2024.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. At September 30, 2024, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2024. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first nine months of 2024 and 2023 was $7.01 billion and $5.61 billion, respectively. The increase in cash flows in the first nine months of 2024 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for income taxes, general and administrative expenses, commissions and claims and claim adjustments expenses.
Investing Activities
Net cash used in investing activities in the first nine months of 2024 and 2023 was $5.57 billion and $5.04 billion, respectively.  The Company’s consolidated total investments at September 30, 2024 increased by $6.64 billion, or 7%, over year-end 2023, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses due to the impact of lower interest rates during the first nine months of 2024, partially offset by (iii) net cash used in financing activities and (iv) the cost of acquiring Corvus.
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
Financing Activities
Net cash used in financing activities in the first nine months of 2024 and 2023 was $1.33 billion and $778 million, respectively.  The totals in both 2024 and 2023 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2024 and 2023 were $859 million and $957 million, respectively.
Dividends.  Dividends paid to shareholders were $711 million and $676 million in the first nine months of 2024 and 2023, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 17, 2024, the Company announced that it declared a regular quarterly dividend of $1.05 per share, payable December 31, 2024 to shareholders of record on December 10, 2024.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws (including the Inflation Reduction Act of 2022) and other factors.  During the three and nine months ended September 30, 2024, the Company repurchased 1.1 million and 3.4 million common shares, respectively, under its share repurchase authorizations for a total cost of $250 million and $750 million, respectively. The average cost per share repurchased was $222.58 and $216.94, respectively. On April 19, 2023, the Board of Directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. At September 30, 2024, the Company had $5.29 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Debt:
Short-term	$100	$100
Long-term	8,004	8,004
Net unamortized fair value adjustments and debt issuance costs	(71)	(73)
Total debt	8,033	8,031
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	31,129	29,392
Accumulated other comprehensive loss	(3,433)	(4,471)
Total shareholders’ equity	27,696	24,921
Total capitalization	$35,729	$32,952
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	September 30, 2024	December 31, 2023
Total capitalization	$35,729	$32,952
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(2,111)	(3,129)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$37,840	$36,081
Debt-to-total capital ratio	22.5%	24.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.2%	22.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.2% at September 30, 2024 was within the Company’s target range of 15% to 25%.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency action was taken with respect to the Company since July 19, 2024, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2024 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2023 Annual Report.
•On August 2, 2024, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.
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
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.22 billion at September 30, 2024) are for asbestos and environmental claims and related litigation.  Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2024			December 31, 2023
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,703	$11,202	$16,905	$5,658	$10,214	$15,872
Commercial property	1,410	431	1,841	1,447	281	1,728
Commercial multi-peril	3,043	3,435	6,478	2,869	2,905	5,774
Commercial automobile	2,752	3,085	5,837	2,661	2,773	5,434
Workers’ compensation	9,972	8,999	18,971	10,004	9,203	19,207
Fidelity and surety	211	584	795	265	466	731
Personal automobile	2,298	2,580	4,878	2,245	2,460	4,705
Personal homeowners and other	1,258	2,374	3,632	1,217	2,004	3,221
International and other	2,637	2,767	5,404	2,620	2,329	4,949
Property-casualty	29,284	35,457	64,741	28,986	32,635	61,621
Accident and health	5	—	5	6	—	6
Claims and claim adjustment expense reserves	$29,289	$35,457	$64,746	$28,992	$32,635	$61,627
The $3.12 billion increase in gross claims and claim adjustment expense reserves since December 31, 2023 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2024 and (v) net favorable prior year reserve development.

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
•strategic and operational initiatives to improve growth, profitability and competitiveness;
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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Corvus Insurance Holdings, Inc. (Corvus) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Corvus on January 2, 2024. Corvus represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the quarter ended September 30, 2024. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
During the quarter ended September 30, 2024, the Company moved to a new payment processing platform with a third-party provider for premium collection of automated clearing house (ACH) and credit card payments, which has resulted in certain changes to business processes and internal control over financial reporting. Other than this change to the new payment processing platform, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the change to the new payment processing platform and concluded they were effective. The Company is in the process of reviewing the internal control structure of Corvus and, if necessary, will make appropriate changes as it integrates Corvus into the Company’s overall internal control over financial reporting.
The Company regularly seeks to identify, develop, and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include activities such as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes, or utilizing

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES, Continued

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2024	July 31, 2024	261,559	$213.76	259,900	$5,484
August 1, 2024	August 31, 2024	535,441	$217.23	533,851	$5,368
September 1, 2024	September 30, 2024	340,846	$237.96	329,797	$5,290
Total		1,137,846	$222.64	1,123,548	$5,290

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

The Company acquired 14,298 shares for a total cost of $3 million during the three months ended September 30, 2024 that were not part of its publicly announced share repurchase authorizations.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2024 and 2023; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2024 and 2023; (iii) Consolidated Balance Sheet at September 30, 2024 and December 31, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2024 and 2023; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 17, 2024	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 17, 2024	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)