Form 10-K
period 2024-12-31
TRAVELERS COMPANIES, INC.
filed 2025-02-13
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $46,170,862,519.
As of February 7, 2025, 226,726,582 shares of the registrant’s common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2024

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent and broker relationships and other methods of distribution. Distribution methods include the use of local and national independent agents and brokers, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and other partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2023. The Company competes with both foreign and domestic insurers. In addition, some property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:
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
Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2024:

Location	% of Total
Domestic:
California	10.5%
Texas (1)	9.0
New York	8.2
Florida	4.1
Pennsylvania	4.1
Illinois	3.7
Georgia	3.6
New Jersey	3.6
Massachusetts	3.1
All other domestic (2)	45.0
Total Domestic	94.9

International:
Canada	2.8
All other international	2.3
Total International	5.1
Consolidated total	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2024.
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
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Energy, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
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
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property, as well as insurance coverages and programs provided by Northland Transportation, Agribusiness, Northfield and National Programs. Northland Transportation provides insurance coverage for the commercial trucking industry. Agribusiness serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations. Northfield includes commercial property and general liability policies for small, difficult to place commercial business primarily on an excess and surplus lines basis. National Programs offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements.
International
•International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing, public services and commercial real estate industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos and environmental liabilities and other runoff operations, including certain assumed reinsurance arrangements.
Selected Market and Product Information
The following table sets forth Business Insurance’s net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2024	2023	2022	% of Total 2024
By market:
Domestic:
Select Accounts	$3,727	$3,477	$3,099	16.9%
Middle Market	12,023	11,045	9,923	54.4
National Accounts	1,259	1,135	1,085	5.7
National Property and Other	3,134	3,008	2,467	14.2
Total Domestic	20,143	18,665	16,574	91.2
International	1,935	1,765	1,061	8.8
Total Business Insurance by market	$22,078	$20,430	$17,635	100.0%
By product line:
Domestic:
Workers’ compensation	$3,469	$3,492	$3,397	15.7%
Commercial automobile	3,778	3,346	3,061	17.1
Commercial property	3,698	3,494	2,771	16.7
General liability	3,591	3,264	2,962	16.3
Commercial multi-peril	5,537	5,000	4,304	25.1
Other	70	69	79	0.3
Total Domestic	20,143	18,665	16,574	91.2
International	1,935	1,765	1,061	8.8
Total Business Insurance by product line	$22,078	$20,430	$17,635	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 88 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.
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

•National Accounts markets and distributes products and services to large companies through a large network of national and regional brokers. Products offered by National Accounts are primarily casualty programs that utilize loss-sensitive products, such as large deductible, and to a lesser extent, retrospectively rated insurance and self-insured retention plans. National Accounts also offers insurance-related services, such as claims administration, risk management, loss control and risk management information services through Constitution State Services LLC, a wholly-owned subsidiary of the Company. The commercial residual market business of National Accounts services approximately 36% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.
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
Effective January 1, 2025, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) for 2025 pursuant to which the Company assumes 20% of the subject gross written premiums of Fidelis on a risk-attaching basis, subject to a loss ratio cap.  The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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
A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. At December 31, 2024, contractholder payables on unpaid losses within the deductible layer of large deductible policies were approximately $3.19 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $3.17 billion. Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage.  Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $46 million at December 31, 2024.  Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks.  Business Insurance regularly monitors the credit exposure on individual accounts and the adequacy of collateral.   For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2025. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $6.7 million per insured, per occurrence, subject further to a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers’ compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2024:

Location	% of Total
Domestic:
California	13.2%
New York	8.2
Texas	7.6
Illinois	4.3
Florida	4.1
Pennsylvania	3.7
New Jersey	3.7
Georgia	3.1
All other domestic (1)	47.6
Total Domestic	95.5

International:
Canada	1.7
All other international	2.8
Total International	4.5
Total Business Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Business Insurance’s direct written premiums in 2024.
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
At Lloyd’s, International competes with other syndicates operating in the Lloyd’s market as well as international and domestic insurers in the various markets where the Lloyd’s operation writes business worldwide, with an emphasis on short-tail insurance lines. Competition is based on price, product, distribution partnerships and service.

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
Bond & Specialty Insurance’s surety business in Brazil is conducted through Junto Holding Brasil S.A. (Junto). The Company owns 49.5% of Junto, a market leader in surety coverages in Brazil. This joint venture investment is accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.
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

(for the year ended December 31, in millions)	2024	2023	2022	% of Total 2024
Domestic:
Fidelity and surety	$1,536	$1,387	$1,329	37.4%
General liability	1,833	1,686	1,639	44.6
Other	234	230	225	5.7
Total Domestic	3,603	3,303	3,193	87.7
International	506	539	539	12.3
Total Bond & Specialty Insurance	$4,109	$3,842	$3,732	100.0%
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
Product Lines
Bond & Specialty Insurance writes the following types of coverages:
Domestic
•Fidelity and Surety. Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the surety company agrees to pay a third party or to complete an obligation in response to the default, acts or omissions of a bonded party. Surety bonds are generally provided for construction performance; legal matters, such as appeals; compliance and licensing; and other performance obligations.
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2025. For management liability coverages, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $160.0 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2024:

Location	% of Total
Domestic:
California	10.1%
Texas	7.5
New York	6.5
Florida	4.7
Illinois	3.8
Pennsylvania	3.4
All other domestic (1)	51.9
Total Domestic	87.9

International:
United Kingdom	5.7
Canada	4.1
All other international	2.3
Total International	12.1
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2024.
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

International
International competes with numerous international and domestic insurers in Canada, the United Kingdom, the Republic of Ireland, and in Brazil through a joint venture. Companies compete on the basis of price, product offerings, distribution partnerships, the level of claim and risk management services provided, the ease and speed of doing business and stability of the insurer. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides certain specialty coverages for these markets.

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

(for the year ended December 31, in millions)	2024	2023	2022	% of Total 2024
Domestic:
Automobile	$7,925	$7,330	$6,482	46.2%
Homeowners and Other	8,550	7,949	6,916	49.8
Total Domestic	16,475	15,279	13,398	96.0
International	694	650	649	4.0
Total Personal Insurance	$17,169	$15,929	$14,047	100.0%
Principal Markets and Methods of Distribution
Domestic
Personal Insurance products are marketed and distributed primarily through thousands of independent agents and brokers located throughout the United States, supported by personnel in seven sales regions. In addition, sales and service are provided to customers through contact centers. Principal markets for Personal Insurance products are spread throughout the contiguous United States.
In selecting new independent agencies to distribute its products, Personal Insurance considers many factors, including financial stability, staff experience, lead sources, customer facing online and digital capabilities and operating and marketing plans. Once an agency is appointed, Personal Insurance regularly monitors its performance.
Agents can access the Company’s agency service portal for a number of resources, including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to the Company’s Customer Care Program, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including billing inquiries, coverage discussions and account changes. Approximately two thousand agencies take advantage of this service alternative, for which they generally pay a fee.
Personal Insurance also markets and distributes its products directly to consumers, largely through direct mail and digital marketing, and through affinity partners, including employers, credit unions and consumer associations. Personal Insurance handles the sales for these programs through the Company’s contact center locations and the Company’s wholly owned independent agency. Personal Insurance also markets and distributes its products on other distribution platforms, including carrier partnerships. Since 1995, the Company has had a distribution agreement with the agency affiliate of GEICO to underwrite a portion of their homeowners business.
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

Domestic
Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile replacements and repairs (including parts and labor), medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of materials, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of catastrophes and other weather-related events, as well as other unusual circumstances, such as the impact of supply chain disruptions, labor shortages and elevated inflation. Insurers writing personal lines property and casualty policies may be unable to change prices until some time after the costs associated with coverage have changed, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to changing costs depends, in part, on whether the applicable state law requires prior approval of rate changes or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.
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
International
Pricing and underwriting for personal automobile and homeowners insurance in Canada is driven in large part by the same factors as in the United States. For personal automobile insurance, all provinces in Canada require prior approval before rates are implemented. In contrast, for personal homeowners insurance, none of the provinces in Canada require regulatory filing or approval, enabling more efficient implementation of product changes into the market.
Product Lines
Domestic
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 8.8 million active policies (i.e., policies-in-force) in the United States at December 31, 2024.
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
International
•International provides automobile and homeowners and other coverages in Canada (similar to coverages in the United States).  Personal Insurance had approximately 425,000 active policies in Canada at December 31, 2024.

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2025. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2024:

Location	% of Total
Domestic:
Texas (1)	11.3%
New York	8.7
California	6.9
Georgia	4.7
Pennsylvania	4.7
Florida	4.1
New Jersey	3.9
Maryland	3.7
Virginia	3.5
Colorado	3.5
Massachusetts	3.5
Illinois	3.0
Connecticut	3.0
All other domestic (2)	31.5
Total Domestic	96.0

International:
Canada	4.0
Total International	4.0
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2024.
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

CLAIMS MANAGEMENT
The Company’s claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With approximately 12,700 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.
United States field claim management teams located in 16 claim centers and 56 satellite and specialty-only offices in 42 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third-party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and controls, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.
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
Claims Services’ catastrophe response strategy is to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjusters and appraisers. The Company has developed a large, dedicated Catastrophe Response Team and has also trained a large Enterprise Response Team of existing employees. The latter team can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated Catastrophe Response Team. In recent years, these internal resources and expanded digital capabilities were successfully deployed to respond to a significant level of catastrophe claims.

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
Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. For additional information regarding catastrophes, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.” The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage at January 1, 2025.
Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2025, through and including December 31, 2025. The treaty provides for recovery of 80% of each qualifying loss in excess of a $4.0 billion retention up to $5.0 billion, 95% of losses in excess of $5.0 billion up to $7.5 billion and 100% of losses in excess of $7.5 billion up to $8.0 billion. Therefore, the maximum recovery under the treaty would be $3.7 billion, or 92%, of the total $4.0 billion limit. Qualifying losses for each occurrence are after a $100 million deductible.  The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events and civil unrest in limited circumstances and excludes losses arising from communicable disease. The Company’s underlying insurance coverages generally exclude coverage for communicable disease.

Catastrophe Bonds. The Company has catastrophe protection through an indemnity reinsurance agreement with Long Point Re IV Ltd. (Long Point Re IV), an independent Bermuda company registered as a special purpose insurer under the Bermuda Insurance Act of 1978 and related regulations. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Long Point Re IV issued notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreement as described below. The proceeds of the issuance were deposited in a reinsurance trust account. The businesses covered by this reinsurance agreement are subsets of the Company’s overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont and Virginia.
The reinsurance agreement provides coverage of up to $575 million to the Company through May 24, 2026 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2025, this treaty provides up to $575 million of coverage, subject to a $2.8 billion retention. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Other in Bond & Specialty Insurance.
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

Personal Insurance Hurricane Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $2.00 billion retention (i.e., for every dollar of loss between $2.00 billion and $3.00 billion, this treaty provides 50 cents of coverage), for homeowners property losses arising from a hurricane or tropical storm for the period from July 1, 2024 through and including June 30, 2025. The treaty covers the United States coastal states from Texas to Maine, excluding Florida.
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
Business Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provided up to $293 million part of $325 million of coverage for Middle Market, subject to a $135 million retention (i.e., for every dollar of loss between $135 million and $460 million, this treaty provided 90 cents of coverage) for the period from July 1, 2024 through and including June 30, 2025. This treaty was cancelled mid-term and replaced with a new Business Insurance treaty that provides up to $775 million part of $1.00 billion of coverage, subject to a $350 million retention (i.e., for every dollar of loss between $350 million and $1.35 billion, this treaty provides 77.5 cents of coverage) for the period from February 1, 2025, through and including January 31, 2026. The treaty covers losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by domestic Business Insurance (with the exception of Ocean Marine). The treaty covers the United States and Canada, their territories, possessions and waters contiguous thereto.
Personal Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $160 million part of $200 million of coverage, subject to a $170 million retention, for losses occurring from an earthquake, including fire following and sprinkler leakage, incurred by Personal Insurance from January 1, 2025 through and including December 31, 2025. The treaty covers the United States, its territories, possessions and waters contiguous thereto.
Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides coverage for 50% of losses in excess of C$100 million (US$69 million at December 31, 2024) up to C$200 million (US$139 million at December 31, 2024) and for 100% of losses in excess of C$200 million (US$139 million at December 31, 2024) up to C$500 million (US$347 million at December 31, 2024), in each case with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2024 through and including June 30, 2025. The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.
Other International Reinsurance Treaties. For other business underwritten in Canada, as well as for business written in the United Kingdom and the Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.
Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2025, see note 6 of the notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”
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
Reserves on Statutory Accounting Basis
At December 31, 2024, 2023 and 2022, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $93 million higher, $87 million higher and $91 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
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
S&P updated its capital adequacy model in 2023. The updated model resulted in a modest improvement in its assessment of the Company’s capital metrics. As part of its capital management strategy, the Company will continue to make its own assessment of the appropriate level of capital to support the Company’s business operations. For a discussion of the risks to the Company’s claims-paying and financial strength ratings, see the risk factor entitled “A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs” included in “Part I—Item 1A—Risk Factors.”

Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 13, 2025, including the position of each rating in the applicable agency’s rating scale.

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
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 13, 2025.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
Rating Agency Actions
The following rating agency actions were taken with respect to the Company from February 15, 2024, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2023, through February 13, 2025:
•On April 22, 2024, Moody’s affirmed all ratings of the Company. The outlook for all ratings is stable.
•On June 18, 2024, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.
•On August 2, 2024, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

•On November 25, 2024, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.
INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company manages the investment duration relative to its liability duration. In 2024, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments increased, primarily driven by the impact of higher interest rates, as well as the composition of the investment portfolio. In 2024, the estimated effective duration of the Company’s net insurance liabilities decreased, primarily reflecting the impact of the mix of net insurance liabilities and higher interest rates. At December 31, 2024, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments was greater than the estimated effective duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.
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

REGULATION
U.S. State and Federal Regulation
The Company’s domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, American Samoa and the Northern Mariana Islands and are subject to regulation in both the various states and jurisdictions in which the subsidiaries are legally domiciled and in which the subsidiaries transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory, and administrative authority to a department of insurance or finance in each state and jurisdiction. The regulation, supervision, and administration relate, among other things, to standards of solvency that must be met and maintained, the nature of and limitations on investments, premium rates, restrictions on the type and size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, the licensing of insurers and their agents, approval of policy forms and the regulation of market conduct, including the use of credit and other information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of various financial and other reports on a quarterly and annual basis.
State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Federal Insurance Office (or FIO), which was established within the U.S. Treasury Department as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has limited authority over the insurance industry. State insurance regulators, through the National Association of Insurance Commissioners (NAIC), along with the Federal Reserve and the FIO have been active in the efforts by the International Association of Insurance Supervisors (IAIS) to develop international regulatory standards for the insurance industry that, if adopted by the states, would result in changes to the regulation of insurance in the U.S. In response to these international efforts, the state insurance regulators, through the NAIC, undertook several initiatives to consider and develop changes to the U.S. regulatory framework, including the development of regulatory tools to evaluate risks and establish capital standards on a groupwide basis in addition to the current requirements imposed on a legal-entity basis.
These changes are evidenced by the incorporation of supervisory colleges into the U.S. regulatory framework to facilitate oversight of insurers at a group level that have been designated an internationally active insurance group by the group’s lead state regulator. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company’s various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer’s executive management to evaluate the insurer’s business strategies, approach to enterprise risk management and corporate governance from both a groupwide and legal-entity perspective.
While insurance in the United States is regulated on a legal-entity basis, the NAIC has adopted changes to its Model Holding Company Act that some states, including the State of Connecticut, have enacted to allow the insurance commissioner to be designated as the groupwide supervisor (i.e., lead state commissioner) for the insurance holding company system based upon certain criteria, including the jurisdiction of domicile of the insurance subsidiaries holding the majority of the insurance group’s premiums, assets, or liabilities. Based upon these criteria, the State of Connecticut Insurance Department is designated as the Company’s lead regulator and coordinates supervisory colleges for the Company. Additionally, in response to international efforts to establish capital standards on a groupwide basis, the NAIC adopted changes to its Model Holding Company Act to require certain insurance groups to file a Group Capital Calculation to allow the groupwide supervisor (lead state) to evaluate the risks and available capital on a groupwide basis in addition to the risk-based capital requirements currently imposed on a legal-entity basis. The State of Connecticut amended its holding company act to incorporate the changes made to the NAIC Model Holding Company Act and required insurers, including the Company, to file a Group Capital Calculation beginning in 2023. These changes have not impacted the amount of capital the Company’s insurance subsidiaries are required to have.
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
Regulatory and Legislative Responses to Catastrophes. States from time to time have passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets involving catastrophe-prone areas. Participation in residual market mechanisms has resulted in, and may in the future result in, significant losses or assessments to insurers, including the Company, and, in certain states, those losses or assessments may not be commensurate with the Company’s direct catastrophe risk exposure in those states. If the Company’s competitors leave states that have residual market mechanisms, the remaining insurers, including the Company, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there have been, and may in the future be, legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, seek to prevent the application of deductibles included in the policies, or seek to limit the exercise of certain rights available to insurers under the policies. Also, the Company’s ability to adjust policy language or terms, including deductible levels, or to increase pricing to the extent necessary to offset rising claim costs related to catastrophes requires approval of insurance regulatory authorities in certain states. The Company’s ability or its willingness to manage its catastrophe exposure by raising prices, modifying policy terms, or reducing exposure to certain geographies may be limited due to considerations of public policy, an evolving political environment, and/or changes in general economic conditions. Furthermore, the reduction or elimination of the National Flood Insurance Program could result in an increase in the Company’s exposure to flood risk if insurers become required to cover flood risk under certain types of policies.
Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Assigned Risk and Reinsurance Arrangements. As a condition of their authority to transact insurance in virtually all states, property and casualty insurers, including the Company’s domestic insurance subsidiaries, are required to be a member of each state’s guaranty association and to bear a portion of the losses covered by the guaranty association (subject to a statutory maximum covered loss amount which varies by state) suffered by claimants of insurers that become insolvent. Additionally, many states also have laws that establish second-injury funds that impose assessments on insurers writing workers’ compensation business, including the Company, to provide compensation to injured employees for the aggravation of a prior injury or disability.
The Company’s domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation, automobile insurance, property damage due to wind (windpools) in states prone to property damage from hurricanes and in Fair Access to Insurance Requirements (FAIR) plans, as well as automobile assigned risk plans the results of which are not pooled with other carriers, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.
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
Based on preliminary 2024 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, in both 2024 and 2023, The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities, while Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.
Management does not anticipate regulatory action as a result of the 2024 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.
Risk-Based Capital (RBC) Requirements. The NAIC maintains an RBC requirement which sets forth minimum capital standards for most U.S.-based property and casualty insurance companies that is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy.
The amount of policyholders’ surplus held by each of the Company’s U.S. insurance subsidiaries at December 31, 2024 and 2023 exceeded the level at which the subsidiaries would be subject to RBC regulatory action on a legal entity basis or the need for additional analysis when evaluated on a combined basis.

The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.
Group Capital Calculation (GCC). While there is currently no group regulatory capital requirement in place for insurers in the United States, certain states, including the State of Connecticut, adopted the NAIC Group Capital Calculation (GCC) to provide insurance regulators with additional analytical information on a combined basis that is used by the lead state in assessing group risks and groupwide capital adequacy to complement the RBC requirements imposed on a legal-entity basis and the holding company analysis performed by the lead state. The GCC utilizes an aggregation of the available capital/financial resources and the required regulatory capital of a group’s subsidiaries (known as an Aggregation Method), using the NAIC RBC requirements to identify available and required capital for the group’s U.S. insurance subsidiaries and the local jurisdictional capital requirements for insurance subsidiaries outside of the U.S. The GCC differs from the RBC in that it does not produce a ratio that is subject to a minimum value or result in an identified action level. Instead, the GCC is used in conjunction with other regulatory tools to assist in the lead regulator’s group-wide supervision and evaluation of the adequacy of a group’s capital position.
As part of the international efforts to develop a groupwide capital standard, the IAIS completed a comparability analysis in November 2024 of the Aggregation Method used in the U.S. (i.e., the GCC as discussed above) and recognized the U.S. method as producing results comparable to the group capital standard (Insurance Capital Standard, or ICS) developed by the IAIS.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality, and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate, and certain other investments, subject to specified limits and certain other qualifications, depending on the type of investment. At December 31, 2024 and 2023, the Company was in compliance with these laws and regulations.
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
The Company’s managing agency (Travelers Syndicate Management Limited, or TSML) of its Lloyd’s syndicate (Syndicate 5000 at Lloyd’s) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the

Council of Lloyd’s. Travelers Syndicate 5000 is able to write, or reinsure, business in respect of over 200 countries and territories throughout the world by virtue of Lloyd’s international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd’s, are subject to the laws and insurance regulations of that jurisdiction. Since January 1, 2019, the Company has used a Lloyd’s insurance subsidiary in Brussels, Belgium (Lloyd’s Brussels) to cover its Lloyd’s customers’ risks in the EU. Lloyd’s Brussels is regulated by the National Bank of Belgium.
Travelers is conducting its European insurance operations through an insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland.
The Company’s operations in the Republic of Ireland are also subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence by the EU include capital and solvency requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination, sustainability disclosures, including climate change disclosure (due to the requirements of the Corporate Sustainability Reporting Directive, or CSRD, and Corporate Sustainability Due Diligence Directive, or CSDDD), artificial intelligence and data security and privacy. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. Currently, as a result of the Covered Agreements described below, the state regulatory system governing U.S. insurers is deemed “equivalent” for purposes of Solvency II.
Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2024.
Regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements as described above.
The IAIS has developed a framework (i.e., the Global Monitoring Exercise, or GME) to assess the potential systemic risk in the global insurance sector for identifying “global systemically important insurers” (G-SIIs) and high-level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) which was created by the Group of Twenty (or G-20); however, identification of G-SIIs was suspended at the beginning of 2020. In December 2022, the FSB, in consultation with the IAIS, decided to discontinue the annual identification of G-SIIs. Going forward the FSB will utilize a newly developed framework to inform its considerations of systemic risk in the insurance sector. The Company has not previously been designated as a G-SII by the FSB; however, it is possible that the designation of G-SIIs could be reinstituted, the methodologies or framework could be amended or interpreted differently in the future and the Company could be named as a G-SII.
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
Insurance Regulations Concerning Change of Control. Many state insurance regulatory laws contain provisions that require prior approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business in a state such that the insurance company is deemed to be commercially domiciled in that state.
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
As part of these changes, insurance holding company regulations were amended to require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s

Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment, or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system and to provide a group-wide perspective on risks and capital as a supplement to the legal entity view. ORSA is now required in the United States, the U.K., Europe and Canada and is in various stages of implementation in other jurisdictions, and included in the IAIS standards. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, the Company’s states of domicile or other regulatory bodies may require changes in its ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting the Company’s ability to write certain risks, limit its risk appetite, or reduce its capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

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

ENTERPRISE RISK MANAGEMENT
The Company’s Enterprise Risk Management (ERM) activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage these risks. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company’s results of operations, financial position and/or liquidity. This requires an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company’s operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company’s stakeholders. ERM also includes an evaluation of the Company’s risk capital needs, which takes into account regulatory requirements, financial strength and credit rating considerations, in addition to economic and other factors. ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company’s long-term financial strategies and objectives.
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
In addition to the day-to-day ERM activities within the Company’s operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company’s Chief Executive Officer and the other most senior members of management); the Enterprise, Segment and Function (including Catastrophe, Cyber, etc.) Risk Committees of management; the Executive Crisis Management Team; the Sustainability Committee; and the Credit Committee. A senior executive team comprised of the Chief Risk Officer and the Enterprise Chief Underwriting Officer oversees the ERM process.  The mission of this team is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this team includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company’s overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the Board of Directors, which reviews the strategies, processes and controls pertaining to the Company’s insurance operations and oversees the implementation, execution and performance of the Company’s ERM program. The Risk Committee of the Board of Directors meets with senior management at least four times a year to discuss ERM activities and provides a report to the full Board of Directors after each such meeting.
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
Human Capital Management
At December 31, 2024, the Company had approximately 34,000 employees, 90% of whom are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2024:

Location	% of Total
Domestic:
Connecticut	22.1%
New York	6.7
Minnesota	6.7
Texas	6.6
California	5.2
Florida	4.0
Massachusetts	3.6
Georgia	3.5
Illinois	3.0
All other domestic (1)	28.6
Total Domestic	90.0

International:
Canada	5.3
United Kingdom	4.5
All other international	0.2
Total International	10.0
Consolidated total	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2024.
The average employee tenure at the Company is more than 11 years, and 20 years for the Company’s approximately 750 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 9%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.
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
Diversity and Inclusion
The Company believes that its diversity and inclusion efforts are important to its success. The Chief Diversity & Inclusion Officer leads the Company’s diversity and inclusion efforts. The Company also has a Diversity Council that is chaired by the Chairman and Chief Executive Officer and is composed of the most senior members of the Company’s leadership team.
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
With respect to the Company’s talent pipeline, the Company has established deliberate recruiting, retention and development practices that are tailored to deepen talent pools and broaden advancement opportunities for all employees. These practices include matching upcoming leaders with mentors within the organization and offering workshops to advance their careers within the Company.

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
The Company’s minimum hourly wage in the United States is $18. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2024, excluding the Company’s Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was approximately $117,500, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised approximately 90% of its U.S. workforce, was approximately $128,000.
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
•Designated Company holidays plus floating holiday(s);
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
The Company may use its website and/or social media outlets, such as Facebook and X, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at investor.travelers.com, its Facebook page at facebook.com/travelers and its X account (@Travelers) at x.com/travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “Email Notifications” under the “Investor Toolkit” section at investor.travelers.com.

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

Catastrophe
A severe loss event designated, or reasonably expected by the Company to be designated, a catastrophe by one or more industry recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts, including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may also result in the payment of reinsurance reinstatement premiums and assessments from various pools and associations. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is reached and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. For 2024, the threshold ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

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
Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Commercial multi-peril policies	Refers to policies which cover both property and third-party liability exposures.

Commutation agreement	An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed-upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Core income (loss)	Consolidated net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations, the effect of a change in tax laws and tax rates at enactment date, and cumulative effect of changes in accounting principles when applicable. Financial statement users consider core income when analyzing the results and trends of insurance companies.

Debt-to-total capital ratio	The ratio of debt to total capitalization.

Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	The ratio of debt to total capitalization excluding the after-tax impact of net unrealized investment gains and losses included in shareholders’ equity.

Deductible	The amount of loss that an insured retains.

Deferred acquisition costs (DAC)	Incremental direct costs of acquired and renewal insurance contracts, consisting of commissions (other than contingent commissions) and premium-related taxes that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Deficiency	With regard to reserves for a given liability, a deficiency exists when it is estimated or determined that the reserves are insufficient to pay the ultimate settlement value of the related liabilities. Where the deficiency is the result of an estimate, the estimated amount of deficiency (or even the finding of whether or not a deficiency exists) may change as new information becomes available.

Demand surge	Significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services, commonly as a result of a large catastrophe resulting in significant widespread property damage.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Earned premiums or premiums earned	That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both SAP and GAAP.

Earned pricing	The impact of renewal premium change on earned premiums relative to the impact of loss cost trends and other related factors on loss and loss adjustment expenses.

Excess and surplus lines insurance	Insurance for risks not covered by standard insurance due to the unique nature of the risk. Risks could be placed in excess and surplus lines markets due to any number of characteristics, such as loss experience, unique or unusual exposures, or insufficient experience in business. Excess and surplus lines are less regulated by the states, allowing greater flexibility to design specific insurance coverage and negotiate pricing based on the risks to be secured.

Excess liability	Additional casualty coverage above a layer of insurance exposures.

Excess-of-loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or “retention.”

Exposure	The measure of risk used in the pricing of an insurance product. The change in exposure is the amount of change in premium on policies that renew attributable to the change in portfolio risk.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fair Access to Insurance Requirements (FAIR) Plan	A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see “residual market (involuntary business).”

Fidelity and surety programs	Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured.

Gross written premiums	The direct and assumed contractually determined amounts charged to the policyholders for the effective period of the contract based on the terms and conditions of the insurance contract.

Ground-up analysis	A method to estimate ultimate claim costs for a given cohort of claims such as an accident year/product line component. It involves analyzing the exposure and claim activity at an individual insured level and then through the use of deterministic or stochastic scenarios and/or simulations, estimating the ultimate losses for those insureds. The total losses for the cohort are then the sum of the losses for each individual insured.

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
Insurance-Related Risks
High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes in each of the geographies where we write business and to varying peak catastrophe perils in different countries and regions. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure.
The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and the average size of, a home and higher inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in the frequency and/or intensity of hurricanes, hail and severe convective storms, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.”
All of the catastrophe modeling tools that we use or rely on to evaluate our catastrophe exposures are based on significant assumptions and judgments and are subject to error and mis-estimation. As a result, our estimated exposures could be materially different than our actual results. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.” In addition, for newer and rapidly evolving products, such as cyber insurance, limited historical loss experience and the potential for a widespread cyber event decrease the efficacy of modeling tools and increase the level of uncertainty related to the product, and as a result, the inherent potential for unexpected material economic loss.

The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided. For example, the specific location impacted by tornadoes is inherently random and unpredictable, and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts geographies, platforms, systems or vulnerabilities shared by a large number of policyholders, such as cloud-based software platforms. In addition, increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent years, the effects of inflation, including as a result of post-event demand surge, have increased catastrophe losses, and this could occur again in the future. Disruptions to electrical power supplies have also increased losses arising from natural events, a dynamic which may become more frequent as dependency on electricity increases and/or if the reliability of the electric grid decreases. Disruptions to electrical power supplies could result from non-natural events as well, including cyber events.
States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as by restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Residual markets have resulted in, and may in the future result in, significant losses or assessments to insurers, including us. For example, it is expected that the January 2025 California wildfires will result in assessments to insurers from the California FAIR Plan. In addition, legislative, regulatory and legal actions have sought to expand insurance coverage for catastrophe claims beyond the original intent of the policies, prevent the application of deductibles or limit other rights of insurers. We may not be able to adjust terms or adequately raise prices to offset the costs of catastrophes. See “Item 1—Business—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.”
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
In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations, and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our eligible direct commercial earned premiums for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $3.85 billion for 2025. For a further description of the Terrorism Risk Insurance Program, see note 6 of the notes to the consolidated financial statements.
Because of the risks set forth above, catastrophes could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events involving conventional means or claims arising out of one or more man-made catastrophic events involving cyber, nuclear, biological, chemical or radiological means.
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
Inflation in recent years significantly increased our loss costs in our personal and commercial businesses. Inflation higher than at the levels that the Company anticipates could negatively impact our loss costs in future periods. It is possible that, among other things, potential actions taken by the federal government, such as tax reform or changes in international trade regulation, including tariffs, could lead to higher than anticipated inflation. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability and workers’ compensation, as they require a relatively long period of time to finalize and settle claims for a given accident year or require payouts over a long period of time. In addition, a significant portion of claims costs, including those in “long tail” lines of business, consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our claims and claim adjustment expense reserves. Changes in the inflationary environment in recent years have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.
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
Our business could be harmed because of our continued exposure to asbestos and environmental claims and related litigation. We continue to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally sued and/or primary targets of asbestos litigation. We also continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage and/or that each individual bodily injury claim should be treated as a separate occurrence under the policy. To the extent both issues are resolved in a policyholder’s favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Although we have seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims. Further, in addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future.

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
We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances. We face exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances, such as perfluoroalkyl and polyfluoroalkyl substances (PFAS), talc, opioids and lead. Establishing loss reserves for mass tort claims is subject to significant uncertainties because of many factors, including adverse changes to the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); evolving judicial interpretations, including application of various theories of joint and several liabilities; disputes concerning medical causation with respect to certain diseases; geographical concentration of the lawsuits asserting the claims; and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Because of the uncertainties set forth above, additional liabilities may arise for amounts significantly in excess of the current loss reserves. In addition, our estimate of loss reserves may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.
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
•claims under laws protecting biometric and other personal data;
•claims relating to consequences of current or new technologies, including generative AI or addictive software, or business models or processes, including as a result of related behavioral changes;
•claims relating to changing climate conditions, including claims alleging that our policyholders cause or contribute to changing climate conditions; and
•bankruptcies of policyholders or other insurers, which can lead to inflated numbers and values of claims.
In some instances, emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.
In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have a material and adverse effect on our results of operations and/or our financial position. For example, over the past decade, a number of states have enacted legislation allowing victims of sexual molestation to file or proceed with claims that otherwise would have been time-barred, which have resulted in, and are expected to continue to result in, significant claims payments by the Company, and additional states are considering similar legislative changes.
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
Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2024. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.
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
We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and, as noted above, real estate partnerships, as well as strategic investments in private and/or public companies. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic and market conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.
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
We have in the past, and may in the future, depending on changes in circumstances, such as economic and market conditions and relative asset valuations, make changes to the mix of investments in our investment portfolio as part of our ongoing efforts to seek appropriate risk-adjusted returns. These changes may impact the duration, diversification, volatility, and risk of our investment portfolio.

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
Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” companies, some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business or distribution models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride, car or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See “Competition” sections of the discussion on business segments in “Item 1—Business.”
Technological change can impact us in other ways as well. For example, rapid changes in the sophistication and use of certain types of cyber-attacks, such as ransomware and social engineering attacks, as well as other cyber incidents impacting our insureds, have increased the frequency and severity of losses under our policies. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. In addition, new technology, such as artificial intelligence, could create unforeseen exposures or coverage issues under the policies we write and aggravate claims fraud and cybercrime.
There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge in areas such as underwriting, data and analytics, technology, claims and artificial intelligence. This competition has continued in recent periods and, with the ability for employees to work remotely, is taking place on a broad geographic scale. In addition, the competition for talent and the difficulty in attracting and retaining employees has also increased due to retirements. This dynamic has also impacted our agents, brokers, regulators, vendors and other business partners. If we and our business partners are not able to successfully attract, train, retain and motivate our respective employees, our business, financial results and reputation could be materially and adversely affected.

Disruptions to our relationships with our independent agents and brokers or our inability to manage effectively a changing distribution landscape could adversely affect us. We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries, including the agency affiliate of GEICO, with whom we have had a distribution arrangement for homeowners’ business since 1995. Further, there has been a trend of increased consolidation by agents and brokers, and increased financing of agents and brokers by private equity firms, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Agents and brokers may increasingly compete with us to the extent that markets increasingly provide them with direct access to providers of capital seeking exposure to insurance risk or if they become affiliated with carriers that compete with us. In all of the foregoing situations, loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.
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
In certain markets, brokers increasingly have been packaging portfolios of risks together and offering them to fewer carriers or segmenting individual risks among many carriers. In these and other situations, agents and brokers have an increased influence over policy language and compensation structure which, if we participate on that basis, could adversely impact our ability to profitably manage underwriting risk. It could also lead to commoditization of products, which could increase the focus on price and cost management and decrease our ability to differentiate our products in the marketplace with customers based on other factors.
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
We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we conduct business in Brazil through a joint venture, and throughout other parts of the world, including as a corporate member of Lloyd’s and through our quota share agreement with Fidelis. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. A portion of our premiums from outside of the United States is generated in Canada, a substantial portion of which consists of automobile premiums from the provinces of Ontario and Alberta, which are highly regulated markets that can result in rate inadequacy. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability and geopolitical tensions have at times resulted, and may in the future result, in inflation, reduced growth, supply chain and financial market disruption or an economic downturn in such regions. For certain businesses, we give third parties binding authority to write direct and indirect business on our behalf, and in the case of Fidelis, we assume a percentage of its business under a reinsurance agreement, which exposes us to additional risks, including with respect to certain products, risks and geographies we do not normally cover.
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

Future pandemics (including new variants of COVID-19), could materially affect our results of operations, financial position and/or liquidity. COVID-19 presented, and any future pandemics (including new variants of COVID-19) could present, the following risks, among others: inflation; supply chain disruption; labor shortages; backlogs in the court system (which increase the time and costs to resolve claims); legal and regulatory demands for rate refunds; behavioral changes that can result in the increased frequency and severity of claims, such as driving at faster speeds; medical conditions such as “long-COVID” and other claims in our workers compensation line; litigation seeking business interruption coverage; reduced earned premiums; higher claims and claim adjustment expenses in certain lines of business; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”
Technology and Intellectual Property Risks
Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital and seek to incorporate artificial intelligence, and certain of our products, such as cyber insurance, are more technology-based. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. Attracting and retaining technology personnel has also become significantly more challenging in recent years. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.
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
Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-

related penetrations. The Company, like other property and casualty insurers, may be under greater threat from cybercriminals seeking sensitive personal or other insurance-related information. The risk of cyber attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states or terrorist organizations.
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
We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated or experience financial difficulties, if we experience technological or other problems with a transition to a new vendor, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties exposes us to increased risk related to data and cyber security, service disruptions and the effectiveness of our control system. These risks could increase as additional functions move to the cloud and as dependencies and interconnections with the third parties with whom we do business increase and become more complex, particularly as those third parties incorporate new technologies, such as artificial intelligence.
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
These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or, as has happened recently in certain states, reject or delay rate increases or other changes to terms and conditions due to the economic environment or other factors and/or expand FAIR plans or similar residual market mechanisms, including with respect to commercial lines. The adverse impacts of these types of actions have caused some insurance companies to withdraw from certain states, resulting in market dislocations for those insurance companies that remain. These market dislocations make it harder for the remaining companies to maintain their market presence and manage their exposures and profitability. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers’ compensation insurance or to requirements for other insurance products could impact the demand for our products, and the legalization of cannabis in certain states has, according to some studies, resulted in more automobile accidents. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers’ compensation insurance, could also significantly harm the insurance industry, including us. State, federal and international regulators are also increasingly focused on imposing new reporting and other requirements, which in some cases can be conflicting, on a multitude of topics. Changes in applicable legislation and regulations and future court and regulatory decisions may be more restrictive and may result in lower revenues, higher costs of compliance and higher risk of non-compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”
We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective. Our business is highly dependent on our ability to engage on a real-time basis in a large number of insurance underwriting, claim processing, treasury and investment activities, many of which are highly complex and constantly evolving, including from a systems perspective. These activities, particularly when new technologies such as artificial intelligence are incorporated, often require internal governance, guidelines and policies, and are subject to legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls, or the controls of our joint ventures or recently acquired businesses, are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings and/or damage to our reputation.

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
Risk Assessment
The Company performs an annual cybersecurity risk and control assessment as part of the Enterprise Risk Management team’s risk assessment processes. The CISO and the Chief Financial Officer of the Company’s Technology group review and approve the cybersecurity assessment. The Company’s Chief Technology and Operations Officer reviews and approves the list of emerging, strategic and transformative risks upon which the Enterprise Risk Management team’s cybersecurity risk and control assessment processes are based. In addition, as part of their regular responsibilities, the Company’s Governance, Risk and Compliance officers within its Technology and Cybersecurity groups assess technology and cybersecurity risks by leveraging the Company’s risk framework related to technology and cybersecurity, which aligns with the Company’s enterprise risk management strategy.
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
Risk Management
The Company maintains cybersecurity policies and standards which align with the International Organization for Standardization (ISO) 27001 standard and the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Company’s cybersecurity policies and standards have been developed in collaboration with groups across the enterprise, such as Legal, Compliance, Technology, and each of its business segments. The Company’s policies include, for example, Information and System Use policies for employee and non-employee system users. These policies reinforce the data privacy and protection sections of the Company’s Code of Business Conduct and Ethics.
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
To help manage risk from potential cybersecurity threats, as part of the annual Code of Business Conduct and Ethics training, all Company employees receive data protection and privacy training, which focuses on the need to appropriately protect and secure confidential Company information. Additionally, the Company provides annual security awareness training that covers a broad range of security topics. The Company also provides regular targeted training on topics such as artificial intelligence (AI) related risks, phishing and secure application development, among others. In addition to online training, employees are provided with cybersecurity information through a number of different methods, including awareness campaigns, gamified activities, recognition programs, security presentations, intranet articles, videos, system-generated communications, email publications and various simulation exercises.

The Company has a Security Incident Response Framework (Framework) in place. The Framework is a set of coordinated procedures and tasks that the Company’s Incident Response team, under the direction of the CISO, executes with the goal of ensuring timely and effective resolution of cybersecurity incidents. To maintain the robustness of the Framework, from time-to-time the Company conducts cybersecurity tabletop testing exercises.
As part of the Company’s supplier risk management program, using a risk-based approach, the Cybersecurity team conducts formal risk assessments with respect to certain of the Company’s third-party service providers. The assessment process addresses aspects of the service providers’ data security controls and policies. The team also conducts reassessments of its third-party service providers, the frequency of which is determined based on a risk assessment and rating process. Where appropriate, the Company seeks to incorporate contractual language with third-party service providers that includes clear terms involving the collection, use, sharing and retention of user data, as well as compliance with appropriate security terms. Additionally, our Procurement group has a framework to help identify and mitigate supplier risks, as well as enable management to make risk informed decisions.
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
Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 160 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in Canada, the United Kingdom and the Republic of Ireland. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in Windsor, Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 29,387 as of February 7, 2025. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
For information regarding dividends paid to shareholders in 2024 and 2023 and the declaration and payment of future dividends, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends.”

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2019	2020	2021	2022	2023	2024
The Travelers Companies, Inc.	$100.00	$105.36	$120.08	$146.99	$152.77	$196.72
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Property & Casualty Insurance Index	100.00	106.33	124.95	148.53	164.49	222.43
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
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2019.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2024 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA), W.R. Berkley Corporation, Arch Capital Group Limited, The Hartford Financial Services Group, Inc., Erie Indemnity Company and Assurant, Inc. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through

December 31, 2024, the Company’s cumulative return to shareholders was 591% as compared to 490% for both the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2024	Oct. 31, 2024	233,172	$253.16	226,727	$5,232
Nov. 1, 2024	Nov. 30, 2024	439,128	$257.36	437,099	$5,120
Dec. 1, 2024	Dec. 31, 2024	314,959	$254.38	314,646	$5,040
Total		987,259	$255.41	978,472	$5,040
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
The Company acquired 8,787 shares for a total cost of $2 million during the three months ended December 31, 2024 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.
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

Item 6.    RESERVED

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2024 and 2023, including year-to-year comparisons between 2024 and 2023. Year-to-year comparisons between 2023 and 2022 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

FINANCIAL HIGHLIGHTS
2024 Consolidated Results of Operations
•Net income of $5.00 billion, or $21.76 per share basic and $21.47 per share diluted
•Net earned premiums of $41.94 billion
•Catastrophe losses of $3.34 billion ($2.63 billion after-tax)
•Net favorable prior year reserve development of $709 million ($559 million after-tax)
•Combined ratio of 92.5%
•Net investment income of $3.59 billion ($2.95 billion after-tax)
•Net realized investment losses of $30 million ($26 million after-tax)
•Operating cash flows of $9.07 billion
2024 Consolidated Financial Condition
•Total investments of $94.22 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $133.19 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 22.4% (20.3% excluding net unrealized investment losses, net of tax, included in shareholders’ equity)
•Total capital returned to shareholders of $2.11 billion, comprising $1.15 billion of share repurchases and $962 million of dividends
•Shareholders’ equity of $27.86 billion
•Net unrealized investment losses of $4.61 billion ($3.64 billion after-tax)
•Book value per common share of $122.97
•Holding company liquidity of $1.80 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except ratio and per share amounts)	2024	2023	2022
Revenues
Premiums	$41,941	$37,761	$33,763
Net investment income	3,590	2,922	2,562
Fee income	473	433	412
Net realized investment losses	(30)	(105)	(204)
Other revenues	449	353	351
Total revenues	46,423	41,364	36,884
Claims and expenses
Claims and claim adjustment expenses	27,059	26,215	22,854
Amortization of deferred acquisition costs	6,973	6,226	5,515
General and administrative expenses	5,819	5,176	4,810
Interest expense	392	376	351
Total claims and expenses	40,243	37,993	33,530
Income before income taxes	6,180	3,371	3,354
Income tax expense	1,181	380	512
Net income	$4,999	$2,991	$2,842
Net income per share
Basic	$21.76	$12.93	$11.91
Diluted	$21.47	$12.79	$11.77
Combined ratio
Loss and loss adjustment expense ratio	64.0%	68.9%	67.1%
Underwriting expense ratio	28.5	28.1	28.5
Combined ratio	92.5%	97.0%	95.6%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $21.47 in 2024 increased by 68% over diluted net income per share of $12.79 in 2023. Net income of $5.00 billion in 2024 increased by 67% over net income of $2.99 billion in 2023. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) higher net investment income, (iii) higher net favorable prior year reserve development and (iv) lower net realized investment losses, partially offset by (v) higher catastrophe losses. Net favorable prior year reserve development in 2024 and 2023 was $709 million and $143 million, respectively. Catastrophe losses in 2024 and 2023 were $3.34 billion and $2.99 billion, respectively. The higher underlying underwriting margins in 2024 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in 2024 was higher than in 2023, primarily reflecting the impact of the increase in income before income taxes, partially offset by a one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2024 and 2023, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2024 were $41.94 billion, $4.18 billion or 11% higher than in 2023. In Business Insurance, earned premiums in 2024 increased by 11% over 2023. In Bond & Specialty Insurance, earned premiums in 2024 increased by 8% over 2023. In Personal Insurance, earned premiums in 2024 increased by 11% over 2023. Factors contributing to the change in earned premiums in each segment in 2024 as compared with 2023 are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2024	2023	2022
Average investments(1)	$97,012	$90,941	$87,191
Pre-tax net investment income	3,590	2,922	2,562
After-tax net investment income	2,952	$2,436	2,170
Average pre-tax yield(2)	3.7%	3.2%	2.9%
Average after-tax yield(2)	3.0%	2.7%	2.5%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2024 was $3.59 billion, $668 million or 23% higher than in 2023. Net investment income from fixed maturity investments in 2024 was $2.95 billion, $476 million higher than in 2023. The increase primarily resulted from higher long-term average yields and a higher average level of fixed maturity investments. Net investment income from short-term securities in 2024 was $280 million, $39 million higher than in 2023. The increase primarily resulted from a higher level of short-term investments and higher short-term average yields. The Company’s remaining investment portfolios had net investment income of $409 million in 2024, $156 million higher than in 2023, primarily reflecting higher private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in 2024 was $473 million, $40 million higher than in 2023. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net pre-tax realized investment gains (losses).

(for the year ended December 31, in millions)	2024	2023	2022
Impairment gains (losses):
Fixed maturities	$(5)	$(3)	$(26)
Real estate investments	(5)	(9)	(12)
Net realized investment gains (losses) on equity securities still held	89	16	(61)
Other net realized investment gains (losses), including from sales	(109)	(109)	(105)
Total	$(30)	$(105)	$(204)
Net realized investment gains on equity securities still held of $89 million in 2024 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $16 million in 2023 were driven by the impact of changes in fair value attributable to favorable equity markets, partially offset by a net unfavorable change in fair value on an individual security held in the Company’s portfolio.
Other net realized investment losses in 2024 included $126 million of net realized investment losses related to fixed maturity investments and $10 million of net realized investment losses related to other investments, partially offset by $17 million of net realized investment gains related to real estate sales and $10 million of net realized investment gains related to equity securities sold. Other net realized investment losses in 2023 included $93 million of net realized investment losses related to fixed maturity investments, $7 million of net realized investment losses related to equity securities sold and $9 million of net realized investment losses related to other investments.
Other Revenues
Other revenues in 2024 were $449 million, $96 million higher than 2023. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2024 were $27.06 billion, $844 million or 3% higher than 2023, primarily reflecting the impacts of (i) higher business volumes in all three segments, (ii) loss cost trends in Business Insurance and Bond & Specialty Insurance, (iii) higher catastrophe losses in all three segments and (iv) higher other losses in Business Insurance, partially offset by (v) lower physical damage losses in the automobile product line and lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line in Personal Insurance, (vi) higher net favorable prior year reserve development, including net favorable prior year development compared to net unfavorable development in 2023 in Business Insurance and higher net favorable prior year reserve development in Personal Insurance, partially offset by lower net favorable prior year reserve development in Bond & Specialty Insurance and (vii) the comparison to an elevated level of losses in 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector in Bond & Specialty Insurance. Catastrophes in 2024 primarily resulted from Hurricane Helene and numerous severe wind and hail storms in multiple states. Catastrophes in 2023 primarily resulted from numerous severe wind and hail storms in multiple states.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Significant Catastrophe Losses
The Company defines a catastrophe as a severe loss event designated, or reasonably expected by the Company to be designated, a catastrophe by one or more industry recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada.
Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts, including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. The effects of catastrophes are included in net income (loss) and core income (loss) and claims and claim adjustment expense reserves upon occurrence. A catastrophe may also result in the payment of reinsurance reinstatement premiums and assessments from various pools and associations.
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is reached and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2024 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2024, 2023 and 2022, the amount of net unfavorable (favorable) prior year reserve development recognized in 2024 and 2023 for catastrophes that occurred in 2023 and 2022, and the estimate of ultimate losses for those catastrophes at December 31, 2024, 2023 and 2022. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pre-tax and net of reinsurance)(1)	2024	2023	2022	2024	2023	2022
2022
PCS Serial Number:
33 — Severe wind and hail storms	(4)	1	137	134	138	137
35 — Severe wind and hail storms	(3)	—	184	181	184	184
43 — Severe wind and hail storms	1	(6)	122	117	116	122
61 — Hurricane Ian	(1)	(76)	227	150	151	227
73 — Winter storm	11	158	512	681	670	512
2023
PCS Serial Number:
25 — Severe wind and hail storms	(6)	153	n/a	147	153	n/a
32 — Severe wind and hail storms	(5)	140	n/a	135	140	n/a
33 — Severe wind and hail storms	(10)	199	n/a	189	199	n/a
35 — Severe wind and hail storms	—	140	n/a	140	140	n/a
38 — Severe wind and hail storms	3	110	n/a	113	110	n/a
42 — Severe wind and hail storms	4	133	n/a	137	133	n/a
48 — Severe wind and hail storms	(6)	150	n/a	144	150	n/a
49 — Severe wind and hail storms	2	133	n/a	135	133	n/a
51 — Severe wind and hail storms	(34)	265	n/a	231	265	n/a
63 — Severe wind and hail storms	5	125	n/a	130	125	n/a
75 — Severe wind and hail storms	(17)	190	n/a	173	190	n/a
2024
PCS Serial Number:
26 — Severe wind and hail storms	261	n/a	n/a	261	n/a	n/a
39 — Severe wind and hail storms	250	n/a	n/a	250	n/a	n/a
42 — Severe wind and hail storms	161	n/a	n/a	161	n/a	n/a
44 — Severe wind and hail storms	171	n/a	n/a	171	n/a	n/a
45 — Severe wind and hail storms	159	n/a	n/a	159	n/a	n/a
46 — Severe wind and hail storms	182	n/a	n/a	182	n/a	n/a
61 — Severe wind and hail storms	144	n/a	n/a	144	n/a	n/a
77 — Hurricane Helene	733	n/a	n/a	733	n/a	n/a
___________________________________________

n/a: not applicable.
(1) Amounts are reported pre-tax and net of recoveries under all applicable reinsurance treaties, except for the Company’s 2022 Underlying Property Aggregate Catastrophe Excess-of-Loss Treaties. That treaty covered the accumulation of certain property losses arising from one or multiple occurrences (both catastrophe and non-catastrophe events) for the period January 1, 2022 through and including December 31, 2022. As a result, the benefit from that treaty is not included in the table above as the allocation of the treaty’s benefit to each identified catastrophe changes each time there are additional events or changes in estimated losses from any covered event.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2024 was $6.97 billion, $747 million or 12% higher than in 2023. The increase in 2024 was generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in 2024 were $5.82 billion, $643 million or 12% higher than in 2023, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in 2024 and 2023 was $392 million and $376 million, respectively.
Income Tax Expense
Income tax expense in 2024 was $1.18 billion, $801 million or 211% higher than in 2023, primarily reflecting the impact of the $2.81 billion increase in income before income taxes in 2024 and the one-time tax benefit of $211 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
The Company’s effective tax rate was 19% and 11% in 2024 and 2023, respectively. The effective tax rate in 2023 was reduced by the impact of the one-time tax benefit discussed above. The effective tax rates in both years reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 92.5% in 2024 was 4.5 points lower than the combined ratio of 97.0% in 2023. The loss and loss adjustment expense ratio of 64.0% in 2024 was 4.9 points lower than the loss and loss adjustment expense ratio of 68.9% in 2023. The underwriting expense ratio of 28.5% in 2024 was 0.4 points higher than the underwriting expense ratio of 28.1% in 2023.
Catastrophe losses in 2024 and 2023 accounted for 8.0 points and 7.9 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2024 and 2023 provided 1.7 points and 0.4 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in 2024 was 3.3 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance, (ii) lower physical damage losses in the automobile product line and lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line in Personal Insurance and (iii) the comparison to an elevated level of losses in 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector in Bond & Specialty Insurance, partially offset by (iv) higher other losses in Business Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Business Insurance	$24,515	$22,569	$19,521
Bond & Specialty Insurance	4,519	4,187	4,082
Personal Insurance	17,516	16,216	14,273
Total	$46,550	$42,972	$37,876

	Net Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Business Insurance	$22,078	$20,430	$17,635
Bond & Specialty Insurance	4,109	3,842	3,732
Personal Insurance	17,169	15,929	14,047
Total	$43,356	$40,201	$35,414
Gross and net written premiums in 2024 both increased by 8% over 2023. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2024	2023	2022
Revenues
Earned premiums	$21,345	$19,144	$17,095
Net investment income	2,560	2,085	1,864
Fee income	430	400	382
Other revenues	322	232	248
Total revenues	24,657	21,861	19,589

Total claims and expenses	20,570	18,910	16,522

Segment income before income taxes	4,087	2,951	3,067
Income tax expense	781	368	536
Segment income	$3,306	$2,583	$2,531

Loss and loss adjustment expense ratio	63.1%	65.3%	62.8%
Underwriting expense ratio	29.4	29.4	29.7
Combined ratio	92.5%	94.7%	92.5%
Overview
Segment income in 2024 was $3.31 billion, $723 million or 28% higher than segment income of $2.58 billion in 2023. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) net favorable prior year reserve development compared to net unfavorable prior year reserve development in 2023, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in 2024 was $90 million. Net unfavorable prior year reserve development in 2023 was $289 million. Catastrophe losses in 2024 and 2023 were $1.03 billion and $838 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) higher business volumes and (ii) the benefit of earned pricing, partially offset by (iii) higher other losses and (iv) higher general and administrative expenses. Income tax expense in 2024 was higher than in 2023, primarily reflecting the impact of the increase in segment income before income taxes and a one-time tax benefit of $171 million in the first quarter of 2023.
Revenues
Earned Premiums
Earned premiums in 2024 were $21.35 billion, $2.20 billion or 11% higher than in 2023, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in 2024 was $2.56 billion, $475 million or 23% higher than in 2023. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2024 compared with 2023. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2024 was $430 million, $30 million or 8% higher than in 2023, primarily reflecting higher claim volume under administration associated with large deductible policies and the service business.
Other Revenues
Other revenues in 2024 were $322 million, $90 million or 39% higher than in 2023, driven by growth in Simply Business. Other revenues also include installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2024 were $13.68 billion, $983 million or 8% higher than in 2023, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends, (iii) higher other losses and (iv) higher catastrophe losses, partially offset by (v) net favorable prior year reserve development compared to net unfavorable prior year reserve development in 2023.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2024 was $3.59 billion, $415 million or 13% higher than in 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2024 were $3.30 billion, $262 million or 9% higher than in 2023. The increase in 2024 was primarily in support of business growth.
Income Tax Expense
Income tax expense in 2024 was $781 million, $413 million or 112% higher than in 2023, primarily reflecting the impact of the $1.14 billion increase in segment income before income taxes in 2024 and the one-time tax benefit of $171 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.

Combined Ratio
The combined ratio of 92.5% in 2024 was 2.2 points lower than the combined ratio of 94.7% in 2023. The loss and loss adjustment expense ratio of 63.1% in 2024 was 2.2 points lower than the loss and loss adjustment expense ratio of 65.3% in 2023. The underwriting expense ratio of 29.4% in 2024 was comparable with the underwriting expense ratio in 2023.
Catastrophe losses in 2024 and 2023 accounted for 4.8 points and 4.3 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2024 provided 0.4 points of benefit to the combined ratio. Net unfavorable prior year reserve development in 2023 accounted for 1.5 points of the combined ratio. The underlying combined ratio in 2024 was 0.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing, partially offset by higher other losses.
Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Select Accounts	$3,768	$3,502	$3,126
Middle Market	12,971	11,800	10,532
National Accounts	1,786	1,665	1,642
National Property and Other	3,828	3,630	2,942
Total Domestic	22,353	20,597	18,242
International	2,162	1,972	1,279
Total Business Insurance	$24,515	$22,569	$19,521

	Net Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Select Accounts	$3,727	$3,477	$3,099
Middle Market	12,023	11,045	9,923
National Accounts	1,259	1,135	1,085
National Property and Other	3,134	3,008	2,467
Total Domestic	20,143	18,665	16,574
International	1,935	1,765	1,061
Total Business Insurance	$22,078	$20,430	$17,635
Gross and net written premiums in 2024 increased by 9% and 8%, respectively, over 2023.
Select Accounts. Net written premiums of $3.73 billion in 2024 increased by 7% over 2023. Retention rates remained strong in 2024 but decreased from 2023. Renewal premium changes in 2024 remained positive and were higher than in 2023. New business premiums in 2024 increased over 2023.
Middle Market. Net written premiums of $12.02 billion in 2024 increased by 9% over 2023. Retention rates remained strong in 2024 but decreased slightly from 2023. Renewal premium changes in 2024 remained positive and were higher than in 2023. New business premiums in 2024 were comparable with 2023.
National Accounts. Net written premiums of $1.26 billion in 2024 increased by 11% over 2023. Retention rates remained strong in 2024 and were comparable with 2023. Renewal premium changes in 2024 remained positive and were comparable with 2023. New business premiums in 2024 increased over 2023.
National Property and Other. Net written premiums of $3.13 billion in 2024 increased by 4% over 2023. Retention rates remained strong in 2024 but decreased from 2023. Renewal premium changes in 2024 remained positive but were lower than in 2023. New business premiums in 2024 increased over 2023.

International. Net written premiums of $1.94 billion in 2024 increased by 10% over 2023.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2024	2023	2022
Revenues
Earned premiums	$3,958	$3,655	$3,418
Net investment income	390	328	258
Other revenues	30	25	20
Total revenues	4,378	4,008	3,696

Total claims and expenses	3,362	2,839	2,593

Segment income before income taxes	1,016	1,169	1,103
Income tax expense	201	227	195
Segment income	$815	$942	$908

Loss and loss adjustment expense ratio	44.4%	40.1%	39.9%
Underwriting expense ratio	39.9	36.8	35.4
Combined ratio	84.3%	76.9%	75.3%
Overview
Segment income in 2024 was $815 million, $127 million or 13% lower than segment income of $942 million in 2023. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower net favorable prior year reserve development and (ii) lower underlying underwriting margins, partially offset by (iii) higher net investment income. Net favorable prior year reserve development in 2024 and 2023 was $129 million and $285 million, respectively. Catastrophe losses in 2024 and 2023 were $51 million and $37 million, respectively. The lower underlying underwriting margins primarily reflected (i) higher general and administrative expenses and (ii) the impact of earned pricing, partially offset by (iii) higher business volumes and (iv) the comparison to an elevated level of losses in 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector. Income tax expense in 2024 was lower than in 2023, primarily reflecting the impact of the decrease in segment income before income taxes, partially offset by a one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in 2024 were $3.96 billion, $303 million or 8% higher than in 2023, primarily reflecting an increase in net written premiums, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in 2024 was $390 million, $62 million or 19% higher than in 2023. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2024 as compared with 2023. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2024 were $1.77 billion, $289 million or 19% higher than in 2023, primarily reflecting the impacts of (i) lower net favorable prior year reserve development, (ii) higher business volumes, (iii) loss cost trends and (iv) higher catastrophe losses, partially offset by (v) the comparison to an elevated level of losses in 2023 from both a small number of surety accounts and loss activity related to the disruption in the banking sector.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2024 was $756 million, $83 million or 12% higher than in 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2024 were $832 million, $151 million or 22% higher than in 2023. The increase primarily reflected the acquisition of Corvus in the first quarter of 2024, as well as higher employee and technology related expenses.
Income Tax Expense
Income tax expense in 2024 was $201 million, $26 million or 11% lower than in 2023, primarily reflecting the impact of the $153 million decrease in segment income before income taxes in 2024, partially offset by the one-time tax benefit of $9 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 84.3% in 2024 was 7.4 points higher than the combined ratio of 76.9% in 2023. The loss and loss adjustment expense ratio of 44.4% in 2024 was 4.3 points higher than the loss and loss adjustment expense ratio of 40.1% in 2023. The underwriting expense ratio of 39.9% in 2024 was 3.1 points higher than the underwriting expense ratio of 36.8% in 2023.
Net favorable prior year reserve development in 2024 and 2023 provided 3.3 points and 7.8 points of benefit, respectively, to the combined ratio.  Catastrophe losses in 2024 and 2023 accounted for 1.3 points and 1.0 points, respectively, of the combined ratio. The underlying combined ratio in 2024 was 2.6 points higher than the 2023 ratio on the same basis, primarily reflecting (i) a higher expense ratio and (ii) the impact of earned pricing, partially offset by (iii) the comparison to an elevated level of losses in 2023 from both small number of surety accounts and loss activity related to the disruption in the banking sector.
Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Management Liability	$2,599	$2,391	$2,361
Surety	1,387	1,219	1,153
Total Domestic	3,986	3,610	3,514
International	533	577	568
Total Bond & Specialty Insurance	$4,519	$4,187	$4,082

	Net Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Management Liability	$2,309	$2,156	$2,112
Surety	1,294	1,147	1,081
Total Domestic	3,603	3,303	3,193
International	506	539	539
Total Bond & Specialty Insurance	$4,109	$3,842	$3,732

Gross written premiums and net written premiums in 2024 increased by 8% and 7%, respectively, over 2023.
Domestic. Net written premiums of $3.60 billion in 2024 increased by 9% over 2023. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2024 and were comparable with 2023. Renewal premium changes in 2024 remained positive but were lower than in 2023. New business premiums in 2024 increased over 2023, driven by Corvus.
International. Net written premiums of $506 million in 2024 decreased by 6% from 2023, driven by decreases in the United Kingdom and broader Europe, partially offset by increases in Canada.

Personal Insurance
Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2024	2023	2022
Revenues
Earned premiums	$16,638	$14,962	$13,250
Net investment income	640	509	440
Fee income	43	33	30
Other revenues	97	96	83
Total revenues	17,418	15,600	13,803

Total claims and expenses	15,875	15,831	14,033

Segment income (loss) before income taxes	1,543	(231)	(230)
Income tax expense (benefit)	294	(103)	(90)
Segment income (loss)	$1,249	$(128)	$(140)

Loss and loss adjustment expense ratio	69.7%	80.4%	79.8%
Underwriting expense ratio	24.7	24.4	25.1
Combined ratio	94.4%	104.8%	104.9%
Overview
Segment income in 2024 was $1.25 billion, compared with a segment loss of $128 million in 2023. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in 2024 and 2023 was $490 million and $147 million, respectively. Catastrophe losses in 2024 and 2023 were $2.25 billion and $2.12 billion, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower physical damage losses in the automobile product line, (iii) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line and (iv) higher business volumes. The segment recorded income tax expense in 2024 compared to an income tax benefit in 2023. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes and a one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Revenues
Earned Premiums
Earned premiums in 2024 were $16.64 billion, $1.68 billion or 11% higher than in 2023, primarily reflecting the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in 2024 was $640 million, $131 million or 26% higher than in 2023. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2024 as compared with 2023. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in all years presented primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2024 were $11.61 billion, $428 million or 4% lower than in 2023, primarily reflecting the impacts of (i) higher net favorable prior year reserve development, (ii) lower physical damage losses in the automobile product line and (iii) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iv) higher business volumes and (v) higher catastrophe losses.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2024 was $2.63 billion, $249 million or 10% higher than in 2023, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2024 were $1.64 billion, $223 million or 16% higher than in 2023. The increase primarily reflected higher contingent commissions, as well as higher employee and technology related expenses.
Income Tax Expense (Benefit)
Income tax expense in 2024 was $294 million, compared with an income tax benefit of $103 million in 2023, primarily reflecting the impact of the $1.77 billion increase in segment income before income taxes and the one-time tax benefit of $31 million in the first quarter of 2023 due to the expiration of the statute of limitations with respect to a tax item.
Combined Ratio
The combined ratio of 94.4% in 2024 was 10.4 points lower than the combined ratio of 104.8% in 2023. The loss and loss adjustment expense ratio of 69.7% in 2024 was 10.7 points lower than the loss and loss adjustment expense ratio of 80.4% in 2023. The underwriting expense ratio of 24.7% in 2024 was 0.3 points higher than the underwriting expense ratio of 24.4% in 2023.
Catastrophe losses accounted for 13.5 points and 14.1 points of the combined ratio in 2024 and 2023, respectively. Net favorable prior year reserve development in 2024 and 2023 provided 3.0 points and 1.0 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2024 was 7.8 points lower than the 2023 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower physical damage losses in the automobile product line and (iii) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Automobile	$7,949	$7,352	$6,507
Homeowners and Other	8,845	8,190	7,099
Total Domestic	16,794	15,542	13,606
International	722	674	667
Total Personal Insurance	$17,516	$16,216	$14,273

	Net Written Premiums
(for the year ended December 31, in millions)	2024	2023	2022
Domestic:
Automobile	$7,925	$7,330	$6,482
Homeowners and Other	8,550	7,949	6,916
Total Domestic	16,475	15,279	13,398
International	694	650	649
Total Personal Insurance	$17,169	$15,929	$14,047
Gross and net written premiums in 2024 both increased by 8% over 2023.
Domestic
Automobile net written premiums of $7.93 billion in 2024 increased by 8% over 2023. Retention rates remained strong in 2024 and were comparable with 2023. Renewal premium changes in 2024 remained positive but were lower than in 2023. New business premiums in 2024 decreased from 2023.
Homeowners and Other net written premiums of $8.55 billion in 2024 increased by 8% over 2023. Retention rates remained strong in 2024 and were comparable with 2023. Renewal premium changes in 2024 remained positive but were lower than in 2023.  New business premiums in 2024 decreased from 2023.
For its Domestic business, Personal Insurance had approximately 8.8 million and 9.1 million active policies at December 31, 2024 and 2023, respectively.
International
International net written premiums of $694 million in 2024 increased by 7% over 2023, driven by increases in the automobile and homeowners and other product lines, partially offset by the impact of changes in foreign currency exchange rates.
For its International business, Personal Insurance had approximately 425,000 and 450,000 active policies at December 31, 2024 and 2023, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2024	2023	2022
Income (loss)	$(345)	$(325)	$(301)
The income (loss) for Interest Expense and Other in 2024 and 2023 was $(345) million and $(325) million, respectively. Pre-tax interest expense in 2024 and 2023 was $392 million and $376 million, respectively. After-tax interest expense in 2024 and 2023 was $310 million and $297 million, respectively.

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
In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.  While the number of direct actions has decreased significantly over time, it is possible that additional direct actions against insurers, including the Company, could be filed in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs would be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to any such claims and has received favorable rulings in certain jurisdictions.
The Company’s net asbestos reserves at December 31, 2024 and 2023 were $1.34 billion and $1.38 billion, respectively, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement. Additionally, a portion of the asbestos reserves relates to assumed reinsurance contracts, primarily consisting of reinsurance of excess coverage, including various pool participations.
Because each policyholder presents different liability and coverage issues, the Company generally conducts an in-depth asbestos claim review on an annual basis, including a review of domestic policyholders with open claims and litigation cases for potential product and “non-product” liability.  Policyholders are identified for this review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder.
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
During the third quarter of 2024, the Company completed its annual in-depth asbestos claim review. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2023. Net asbestos paid loss and loss adjustment expenses in 2024, 2023 and 2022 were $282 million, $212 million and $245 million, respectively. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2024, 2023 and 2022 resulted in $242 million, $284 million and $212 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates.
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

The following table displays activity for asbestos losses and loss adjustment expenses and reserves:

(at and for the year ended December 31, in millions)	2024	2023	2022
Beginning reserves:
Gross	$1,768	$1,674	$1,687
Ceded	(390)	(369)	(346)
Net	1,378	1,305	1,341
Incurred losses and loss adjustment expenses:
Gross	279	374	287
Ceded	(37)	(90)	(75)
Net	242	284	212
Paid loss and loss adjustment expenses:
Gross	339	281	298
Ceded	(57)	(69)	(53)
Net	282	212	245
Foreign exchange and other:
Gross	—	1	(2)
Ceded	—	—	(1)
Net	—	1	(3)
Ending reserves:
Gross	1,708	1,768	1,674
Ceded	(370)	(390)	(369)
Net	$1,338	$1,378	$1,305

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
In 2024, 2023 and 2022, the Company increased its net environmental reserves by $78 million, $93 million and $132 million, respectively. Net environmental paid loss and loss adjustment expenses in 2024, 2023 and 2022 were $80 million, $82 million and $82 million, respectively. Net environmental reserves were $380 million, $382 million and $371 million at December 31, 2024, 2023 and 2022, respectively.

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
•the continued application of more stringent cleanup standards on existing and emerging contaminants;
•the role of any umbrella or excess policies we have issued;
•the resolution or adjudication of disputes concerning coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these disputes;
•the number and outcome of direct actions against us;
•future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims;
•any impact on asbestos or environmental defendants we insure due to the bankruptcy of other asbestos or environmental defendants;
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

INVESTMENT PORTFOLIO
The Company’s invested assets at December 31, 2024 were $94.22 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio at December 31, 2024 was $83.67 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both December 31, 2024 and 2023.  Below investment grade securities represented 1.2% and 1.3% of the total fixed maturity investment portfolio at December 31, 2024 and 2023, respectively.  The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.5 excluding short-term securities) at December 31, 2024 and 4.1 (4.4 excluding short-term securities) at December 31, 2023.

The carrying values of investments in fixed maturities classified as available for sale at December 31, 2024 and 2023 were as follows:

	2024		2023
(at December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	Aaa/Aa1	$6,368	Aaa/Aa1
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	17,023	Aaa/Aa1	17,199	Aaa/Aa1
Revenue	8,580	Aaa/Aa1	9,184	Aaa/Aa1
State general obligation	1,010	Aaa/Aa1	1,157	Aaa/Aa1
Pre-refunded	572	Aaa/Aa1	966	Aaa/Aa1
Total obligations of U.S. states, municipalities and political subdivisions	27,185		28,506
Debt securities issued by foreign governments	909	Aaa/Aa1	1,006	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	Aaa/Aa1	7,818	Aaa/Aa1
Corporate and all other bonds:
Financial:
Bank	4,425	A1	4,658	A1
Insurance	2,404	Aa2	2,084	Aa2
Finance/leasing	41	Ba3	63	Ba2
Brokerage and asset management	165	A2	139	A1
Total financial	7,035		6,944
Industrial	21,940	A3	19,037	A3
Public utility	4,522	A2	4,338	A2
Canadian municipal securities	1,641	Aa1	1,604	Aa1
Sovereign corporate securities (2)	635	Aaa	584	Aaa
Commercial mortgage-backed securities and project loans (3)	1,152	Aaa	1,038	Aaa
Asset-backed and other	472	Aa2	564	Aa1
Total corporate and all other bonds	37,397		34,109
Total fixed maturities	$83,666	Aa2	$77,807	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans at December 31, 2024 and 2023 were $327 million and $116 million of securities guaranteed by the U.S. government, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2024, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$40,411	48.3%
Aa	15,278	18.3
A	16,181	19.3
Baa	10,816	12.9
Total investment grade	82,686	98.8
Below investment grade	980	1.2
Total fixed maturities	$83,666	100.0%
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio at December 31, 2024 and 2023 included $27.19 billion and $28.51 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at December 31, 2024 and 2023 were $572 million and $966 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $26.61 billion of municipal bonds at December 31, 2024 that were not pre-refunded:

(at December 31, 2024, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$83	$3,285	$1,075	$4,443	Aaa
California	—	1,992	321	2,313	Aaa/Aa1
Virginia	40	903	813	1,756	Aaa
North Carolina	167	652	420	1,239	Aaa
Wisconsin	170	852	69	1,091	Aa1
Minnesota	104	815	148	1,067	Aaa/Aa1
Washington	88	752	186	1,026	Aaa/Aa1
Colorado	—	598	325	923	Aa1
Tennessee	—	837	51	888	Aa1
Maryland	—	748	113	861	Aaa/Aa1
Georgia	152	597	66	815	Aaa/Aa1
Massachusetts	—	216	505	721	Aaa/Aa1
Florida	38	182	486	706	Aaa/Aa1
All others (2)	168	4,594	4,002	8,764	Aaa/Aa1
Total	$1,010	$17,023	$8,580	$26,613	Aaa/Aa1
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

The following table displays the funding sources for the $8.58 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2024:

(at December 31, 2024, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water	$2,606	Aaa/Aa1
Higher education	2,095	Aaa/Aa1
Sewer	872	Aaa/Aa1
Power utilities	480	Aa1
Special tax	407	Aaa/Aa1
Transit	225	Aa1
Fuel sales	196	Aaa/Aa1
Health care	173	Aa2
Housing	164	Aaa
Highway tolls	150	Aa2
Lease	28	Aaa/Aa1
Port, airport and marina	8	Aa2
Industrial	8	Aaa/Aa1
Natural gas	6	Aa2
Lottery	3	Aa1
Other revenue sources	1,159	Aaa/Aa1
Total	$8,580	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security.  The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” at December 31, 2024.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2024:

(at December 31, 2024, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$793	Aaa/Aa1
United Kingdom	96	Aa3
All others (2,3)	20	Aa2
Total	$909	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.
(3)    No other country accounted for 2.5% or more of total debt securities issued by foreign governments.
The following table shows the Company’s Eurozone exposure at December 31, 2024 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country’s government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession:

			Corporate Securities
	Debt Securities Issued by Foreign Governments		Financial		Sovereign Corporates		All Other
(at December 31, 2024, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
Eurozone Periphery
Spain	$—	—	$58	Aa3	$—	—	$3	Baa3
Ireland	—	—	—	—	—	—	176	Baa2
Italy	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—
Subtotal	—		58		—		179
Eurozone Non-Periphery
Germany	12	Aaa	—	—	624	Aaa/Aa1	653	A2
France	—	—	—	—	—	—	356	A2
Netherlands	—	—	140	A1	81	Aaa	257	A2
Finland	—	—	86	Aa3	—	—	—	—
Belgium	—	—	—	—	19	Aa1	120	A3
Austria	—	—	—	—	64	Aa2	—	—
Subtotal	12		226		788		1,386
Total	$12		$284		$788		$1,565
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  The table includes $631 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances.  For purposes of this table, the short-term securities, which are rated “A-1+” and/or “P-1,” are included as “Aaa” rated securities.
In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $279 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company’s consolidated balance sheet) whose primary investing focus is across Europe.  The Company has unfunded commitments totaling $168 million to these partnerships.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio at December 31, 2024 and 2023 included $12.61 billion and $7.82 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.

Commercial Mortgage-Backed Securities and Project Loans
At December 31, 2024 and 2023, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.15 billion and $1.04 billion, respectively.  For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  The Company also enters into certain derivative financial instruments from time to time that are reported as part of other investments. At December 31, 2024 and 2023, the carrying value of the Company’s other investments was $4.20 billion and $4.30 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests.  These commitments totaled $1.49 billion and $2.05 billion at December 31, 2024 and 2023, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time.  At December 31, 2024 and 2023, the Company had $586 million and $421 million, respectively, of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2024 and 2023 was $555 million and $400 million, respectively.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2024 and 2023.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company’s subsidiaries participating in Lloyd’s, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $13 million and $31 million held by a wholly-owned subsidiary at December 31, 2024 and 2023, respectively, and $86 million and $85 million held by TRV at December 31, 2024 and 2023, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.
Net Unrealized Investment Gains (Losses)
The net unrealized investment losses that were included in shareholders’ equity were as follows:

(at December 31, in millions)	2024	2023	2022
Fixed maturities	$(4,609)	$(3,969)	$(6,217)
Other	—	(1)	(3)
Unrealized investment losses before tax	(4,609)	(3,970)	(6,220)
Tax benefit	(969)	(841)	(1,322)
Net unrealized investment losses included in shareholders’ equity at end of year	$(3,640)	$(3,129)	$(4,898)
Net unrealized investment losses included in shareholders’ equity were $3.64 billion at December 31, 2024 compared with $3.13 billion at December 31, 2023. At December 31, 2024, the Company had $1.12 billion fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. At December 31, 2023, the Company had $726 million fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. These year-over-year changes were driven by changes in interest rates. Since the Company generally holds its high-quality fixed maturity investments to maturity, these net unrealized losses are considered temporary in nature and are not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
At December 31, 2024 and 2023, below investment grade securities comprised 1.2% and 1.3%, respectively, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2024 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $661 million and a fair value of $622 million, resulting in a net pre-tax unrealized investment loss of $39 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio at December 31, 2024 and accounted for less than 1% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio at December 31, 2024.
Impairment Charges
Impairment charges included in net realized investment losses in the consolidated statement of income were $10 million, $12 million and $38 million for the years ended December 31, 2024, 2023 and 2022, respectively. See note 3 of the notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2024, the Company incurred pre-tax realized losses of $62 million on the sale of fixed maturity investments having a fair value of $1.27 billion.

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
Based on the proprietary and third-party models utilized by the Company, the tables below set forth, as of December 31, 2024, the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity).  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. and Canadian hurricane in a one-year timeframe would equal or exceed $2.4 billion, or 8% of the Company’s common equity at December 31, 2024.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$2.0	$0.7
1.0% (1-in-100)	$2.4	$1.2
0.4% (1-in-250)	$3.7	$2.0
0.1% (1-in-1,000)	$9.0	$3.2

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. and Canadian Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	6%	2%
1.0% (1-in-100)	8%	4%
0.4% (1-in-250)	12%	6%
0.1% (1-in-1,000)	29%	10%
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
The loss amounts included in the tables above are based on the Company’s in-force portfolio of direct exposures and do not include assumed business. Additionally, the amounts are as of December 31, 2024, reflect the reinsurance program in place at January 1, 2025, are net of reinsurance, after-tax, and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1—Business—Reinsurance.” The amounts for hurricanes reflect U.S. and Canadian exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers’ compensation exposures. These loss amounts include the effects of exposure growth, inflation and modeling updates based on recent trends and scientific analysis. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated loss amounts.
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

CHANGING CLIMATE CONDITIONS
Severe weather events over the last two decades underscore the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and average size of, a home and increased inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in frequency and/or intensity of hurricanes, hail and severe convective storms, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. Understanding the potential impacts of changing climate conditions is important to the Company’s business. Changing climate conditions are expected to evolve over decades. Importantly, because most of its policies renew annually, the Company is able to respond to these changes over time through adjustments to its underwriting strategy, product pricing and related policy terms and conditions, as appropriate. As an example, in recent years the Company has focused on enhancing the strategic management of its catastrophe exposure, adding experts in data science, meteorology, including climate and flood science, wind and structural engineering and geophysics, among others, to its catastrophe management organization. The Company has also established dedicated teams for each catastrophe peril, with the goal of developing industry-leading scientific and underwriting expertise. This expertise has been incorporated into the Company’s product development, risk selection, pricing, capital allocation and claim response.
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
•The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to losses associated with changing climate conditions. In the event any such policyholders were found to be responsible, it could result in them seeking recovery under policies issued by the Company. Through the Company’s Enterprise Casualty Emerging Risk Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. The Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations and/or our financial position.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables:

(at December 31, in millions)	2024	2023
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,962	$3,895
Gross structured settlements	2,626	2,707
Mandatory pools and associations	1,531	1,659
Gross reinsurance recoverables	8,119	8,261
Allowance for estimated uncollectible reinsurance	(119)	(118)
Net reinsurance recoverables	$8,000	$8,143
The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at December 31, 2024 (in millions).  Also included is the A.M. Best rating of the Company’s predominant reinsurer from each such reinsurer group at February 13, 2025:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$685	A+	second highest of 16 ratings
Berkshire Hathaway	458	A++	highest of 16 ratings
Munich Re Group	332	A+	second highest of 16 ratings
Axa Group	173	A+	second highest of 16 ratings
Fairfax Financial Group	137	A+	second highest of 16 ratings
At December 31, 2024, the Company held $922 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant.  If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements at December 31, 2024 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group at February 13, 2025:

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$663	A	third highest of 16 ratings
Genworth Financial Group	320	B-	eighth highest of 16 ratings
John Hancock Group	218	A+	second highest of 16 ratings
Symetra Financial Corporation	200	A	third highest of 16 ratings
Brighthouse Financial, Inc.	175	A	third highest of 16 ratings
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during 2025.
Property and casualty insurance market conditions are expected to remain competitive during 2025 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
Effective January 1, 2025, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) for 2025 pursuant to which the Company assumes 20% of the subject gross written premiums of Fidelis on a risk-attaching basis, subject to a loss ratio cap.  The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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

On average for the ten-year period ended December 31, 2024, the Company experienced approximately 38% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company’s results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company’s reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.
Beginning in early January 2025, there were a series of severe wildfires that impacted the Pacific Palisades neighborhood and Eaton Canyon area in Southern California. The Company’s preliminary pre-tax estimate of catastrophe losses from these wildfires, including assessments from the California FAIR Plan, and net of estimated recoveries from reinsurance, is $1.7 billion. The catastrophe losses from these wildfires will be reflected in the Company’s first quarter 2025 earnings.
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
It is possible that changes in economic conditions, the supply chain, international trade, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.”
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
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.3 (4.5 excluding short-term securities) at December 31, 2024. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At December 31, 2024, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $710 million in the first quarter of 2025, increasing to approximately $790 million in the fourth quarter of 2025. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $30 million in 2024. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $4.61 billion ($3.64 billion after-tax) in its fixed maturity investment portfolio at December 31, 2024, compared to $3.97 billion ($3.13 billion after-tax) at December 31, 2023. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The increase in the net unrealized investment loss in 2024 was due to increases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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
Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. While an environment of higher interest rates during 2023 and 2024 resulted in significant net unrealized investment losses, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its high-quality fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above. Subject to the restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company’s insurance subsidiaries, see “Part I—Item 1—Business—Regulation.”
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At December 31, 2024, TRV held total cash and short-term invested assets in the United States aggregating $1.80 billion and having a weighted average maturity of 22 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.33 billion). TRV’s holding company liquidity of $1.80 billion at December 31, 2024 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2024.
TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 8, 2025 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. At December 31, 2024, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s at December 31, 2024. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities
Net cash provided by operating activities was $9.07 billion and $7.71 billion in 2024 and 2023, respectively.  The increase in cash flows in 2024 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for income taxes, claims and claim adjustment expenses, general and administrative expenses and commissions. The increase in cash paid for claims and claim adjustment expenses in 2024 was impacted by business growth and higher loss costs. The increase in cash received for premiums in 2024 compared to the prior year was impacted by business growth including the impact of positive renewal premium changes.
Investing Activities
Net cash used in investing activities was $7.26 billion and $6.82 billion in 2024 and 2023, respectively.  The Company’s consolidated total investments at December 31, 2024 increased by $5.41 billion, or 6% over December 31, 2023, primarily reflecting the impacts of (i) net cash flows provided by operating activities, partially offset by (ii) net cash used in financing activities, (iii) higher net unrealized investment losses on investments due to the impact of higher interest rates during 2024 and (iv) the cost of acquiring Corvus.
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
Financing Activities
Net cash used in financing activities was $1.75 billion and $1.05 billion in 2024 and 2023, respectively.  The totals in both 2024 and 2023 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. The total in 2023 also included net proceeds from the issuance of debt. Common share repurchases in 2024 and 2023 were $1.12 billion and $1.02 billion, respectively.
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
Dividends.  Dividends paid to shareholders were $951 million and $908 million in 2024 and 2023, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 22, 2025, the Company announced that its Board of Directors declared a regular quarterly dividend of $1.05 per share, payable March 31, 2025, to shareholders of record on March 10, 2025.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The most recent authorization was approved by the Board of Directors on April 19, 2023 and added $5.0 billion of repurchase capacity to the $1.60 billion of capacity remaining at that date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During 2024, the Company repurchased 4.4 million shares under its share repurchase authorizations, for a total of $1.00 billion. The average cost per share repurchased was $225.44. Common share repurchases in 2024 were higher than the total of $965 million in 2023. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022. At December 31, 2024, the Company had $5.04 billion of capacity remaining under its share repurchase authorizations.
From the inception of the first authorization on May 2, 2006 through December 31, 2024, the Company has repurchased a cumulative total of 548.3 million shares for a total of $40.96 billion, or an average of $74.71 per share.
In 2024 and 2023, the Company acquired 0.7 million and 0.3 million shares of common stock, respectively, from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.
Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at December 31, 2024 and 2023:

(at December 31, in millions)	2024	2023
Debt:
Short-term	$100	$100
Long-term	8,004	8,004
Net unamortized fair value adjustments and debt issuance costs	(71)	(73)
Total debt	8,033	8,031
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	32,831	29,392
Accumulated other comprehensive loss	(4,967)	(4,471)
Total shareholders’ equity	27,864	24,921
Total capitalization	$35,897	$32,952
Total capitalization at December 31, 2024 was $35.90 billion, $2.95 billion higher than at December 31, 2023, primarily reflecting the impacts of (i) net income of $5.00 billion and (ii) proceeds from the exercise of employee share options of $321 million, partially offset by (iii) common share repurchases totaling $1.00 billion under the Company’s share repurchase authorizations, (iv) shareholder dividends of $962 million and (v) an other comprehensive loss of $496 million, primarily reflecting an increase in net unrealized losses on investments due to a change in interest rates during 2024.

The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity:

(at December 31, dollars in millions)	2024	2023
Total capitalization	$35,897	$32,952
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,640)	(3,129)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$39,537	$36,081
Debt-to-total capital ratio	22.4%	24.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	20.3%	22.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 20.3% at December 31, 2024 was within the Company’s target range of 15% to 25%.
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
Share Repurchase Authorizations.  At December 31, 2024, the Company had $5.04 billion of capacity remaining under its share repurchase authorizations approved by the Board of Directors.
Cash Requirements from Contractual and Other Obligations
The following table summarizes, as of December 31, 2024, the Company’s estimated future payments under material contractual obligations and estimated claims and claim-related payments.  The table includes only obligations at December 31, 2024 that are expected to be settled in cash.
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

The material cash requirements from contractual and other obligations at December 31, 2024 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$7,750	$—	$200	$—	$7,550
Junior subordinated debentures	254	—	125	—	129
Total debt principal	8,004	—	325	—	7,679
Interest	7,039	389	755	728	5,167
Total long-term debt obligations (1)	15,043	389	1,080	728	12,846
Real estate and other operating leases (2)	358	79	129	83	67
Information systems-related commitments (3)	915	503	378	34	—
Unfunded investment commitments (4)	1,490	295	463	509	223
Estimated claims and claim-related payments
Claims and claim adjustment expenses (5)	62,537	15,045	15,888	8,516	23,088
Claims from large deductible policies (6)	—	—	—	—	—
Total estimated claims and claim-related payments	62,537	15,045	15,888	8,516	23,088
Total	$80,343	$16,311	$17,938	$9,870	$36,224
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
The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,090	$927	$1,034	$610	$2,519

The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$57,447	$14,118	$14,854	$7,906	$20,569
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2024.
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
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$3,171	$1,023	$967	$416	$765
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
Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $4.17 billion is available by the end of 2025 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2025 and/or increase the amount of dividends from its insurance subsidiaries in 2025, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2024.
The U.S. insurance subsidiaries paid dividends of $2.00 billion and $1.17 billion during 2024 and 2023, respectively.
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
The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2025 and does not anticipate having a minimum funding requirement in 2026. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2024, 2023 and 2022, there was no minimum funding requirement for the qualified domestic pension plan.  In 2024, 2023 and 2022, the Company made no voluntary contributions to the qualified domestic pension plan. The qualified domestic pension plan had a funded status of 130% and 120% at December 31, 2024 and 2023, respectively. Based on its funded status at December 31, 2024, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2025. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.
The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2025, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, comparable with 2024. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.
For further discussion of the pension and other postretirement benefit plans, see note 15 of the notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2024 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written.  Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2024.

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
Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2024			December 31, 2023
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,845	$11,349	$17,194	$5,658	$10,214	$15,872
Commercial property	1,384	342	1,726	1,447	281	1,728
Commercial multi-peril	3,015	3,438	6,453	2,869	2,905	5,774
Commercial automobile	2,749	3,195	5,944	2,661	2,773	5,434
Workers’ compensation	9,980	8,749	18,729	10,004	9,203	19,207
Fidelity and surety	210	571	781	265	466	731
Personal automobile	2,315	2,588	4,903	2,245	2,460	4,705
Personal homeowners and other	1,238	1,833	3,071	1,217	2,004	3,221
International and other	2,561	2,726	5,287	2,620	2,329	4,949
Property-casualty	29,297	34,791	64,088	28,986	32,635	61,621
Accident and health	5	—	5	6	—	6
Claims and claim adjustment expense reserves	$29,302	$34,791	$64,093	$28,992	$32,635	$61,627
The $2.47 billion increase in gross claims and claim adjustment expense reserves since December 31, 2023 primarily reflected the impacts of (i) catastrophe losses in 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2024 and (v) net favorable prior year reserve development.
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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.11 billion at December 31, 2024) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”
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
Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -4% to 6% (averaging 1%) for the Company, and from -2% to 3% (averaging 1%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  General liability reserves (excluding asbestos and environmental) represent approximately 24% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company’s runoff operations, was 4% for 2024, 4% for 2023 and 2% for 2022. The 2024 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2021 through 2023. The 2023 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2020. The 2022 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2019.

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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -11% to 2% (averaging -7%) for the Company, and from -10% to -2% (averaging -6%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line was -3% for 2024, 2% for 2023 and -8% for 2022. The 2024 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2018 through 2020 and 2023. The 2023 change primarily reflected higher than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2022. The 2022 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2020 and 2021.

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
Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 4% (averaging 0%) for the Company, and from -3% to 3% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 10% of the Company’s total claims and claim adjustment expense reserves.
As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos and environmental reserves and increases in reserves in the Company’s runoff operations, was 1% for 2024, 0% for 2023 and -2% for 2022. The 2024 change primarily reflected higher than expected loss experience for liability coverages for accident years 2021 through 2023. In 2023, higher than expected loss experience for liability coverages for accident year 2022 was mostly offset by better than expected loss experience for liability coverages for accident years 2017 and 2020. The 2022 change primarily reflected better than expected loss experience for property coverages for accident year 2021.
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
The Company’s change in reserve estimate for this product line was 0% for 2024, 4% for 2023 and 0% for 2022. In 2024, better than expected loss experience for physical damage coverages for accident year 2023 was largely offset by higher than expected loss experience for liability coverages for accident years 2021 through 2023. The 2023 change primarily reflected higher than expected loss experience for liability coverages for accident years 2021 and 2022. In 2022, higher than expected loss experience for liability coverages for accident years 2017 through 2019 and 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident year 2020.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -5% to -2% (averaging -4%) for the Company, and from -5% to -2% (averaging -4%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 29% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was -5% for 2024, -5% for 2023 and -4% for 2022. The 2024 change primarily reflected better than expected loss experience for accident years 2022 and prior. The 2023 change primarily reflected better than expected loss experience for accident years 2021 and prior. The 2022 change primarily reflected better than expected loss experience for accident years 2021 and prior.
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
•Changes in underwriting standards
Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.7% increase (decrease) in claims and claim adjustment expense reserves.
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -36% to -10% (averaging -20%) for the Company, and from -21% to 0% (averaging -13%) for the industry overall.  The Company’s year-to-year changes are driven by, and are based on, observed events during the year.  The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.  Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.
In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.
The Company’s change in reserve estimate for this product line was -14% for 2024, -26% for 2023 and -30% for 2022. The 2024 change primarily reflected higher than expected loss experience in the fidelity and surety product line for accident year 2022. The 2023 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2021 and 2022. The 2022 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2015 through 2019 and 2021.

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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -5% to 3% (averaging -1%) for the Company, and from -2% to 4% (averaging 1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 8% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was -5% for 2024, 0% for 2023 and 0% for 2022. The 2024 change primarily reflected better than expected loss experience for liability coverages for accident years 2020 through 2023 and for physical damage coverages for accident year 2023. In 2023, better than expected loss experience for physical damage coverages for accident years 2021 and 2022 was largely offset by higher than expected loss experience for liability coverages for accident years 2020 and 2021. In 2022, higher than expected loss experience for liability coverages for accident year 2021 was largely offset by better than expected loss experience for physical damage coverages for accident year 2021 and for liability coverages for accident years 2018 through 2020.

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
Historically, the one-year change in the reserve estimate for this product line (excluding Personal Insurance Other, which for statutory reporting purposes is included with other lines of business) over the last nine years has varied from -28% to 3% (averaging -7%) for the Company, and from -3% to 2% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal homeowners and other reserves represent approximately 5% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line (excluding Personal Insurance Other) was -12% for 2024, -9% for 2023 and -2% for 2022. The 2024 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2017 through 2023. The 2023 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2017 through 2022. The 2022 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2018 through 2020.
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
•catastrophe losses (including the January 2025 California wildfires) and modeling, including statements about probabilities or likelihood of exceedance;
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are managed as of December 31, 2024. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company’s investment portfolio at December 31, 2024 and 2023 was $94.22 billion and $88.81 billion, respectively, of which 89% and 87%, respectively, was invested in fixed maturity securities. At December 31, 2024 and 2023, approximately 6.8% and 7.2%, respectively, of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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
The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 3.8% and 4.1% of the total invested assets at December 31, 2024 and 2023, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% of total invested assets at both December 31, 2024 and 2023. Invested assets denominated in other currencies at December 31, 2024 and 2023 were not material.
There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2024 compared to the year ended December 31, 2023. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2024 and 2023.
For debt, the change in fair value is determined by calculating hypothetical December 31, 2024 and 2023 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $3.06 billion and $2.58 billion based on a 100 basis point increase in interest rates at December 31, 2024 and 2023, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $643 million and $638 million at December 31, 2024 and 2023, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid claims and claim adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company derives estimates of claims and claim adjustment expense reserves principally utilizing actuarial expertise and various projection methods. The Company’s claims and claim adjustment expense reserves balance at December 31, 2024 was $64.1 billion.

We identified the evaluation of the estimate of claims and claim adjustment expense reserves as a critical audit matter. The process of evaluating the estimate of claims and claim adjustment expense reserves involves significant auditor judgment due to the inherent uncertainty in the ultimate amounts and timing of claim payments, which may be affected by a number of internal and external considerations.

Evaluating the impact of these considerations on the ultimate costs of claims and claim adjustment expenses requires specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We, with involvement of actuarial professionals with specialized skills and knowledge, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process for claims and claim adjustment expense reserves. This included controls related to the actuarial analyses and the determination of the Company’s estimate of the claims and claim adjustment expense reserves. We also involved actuarial professionals, who assisted in:
•assessing the methodologies underlying the Company’s claims and claim adjustment expense reserve estimate and comparing to generally accepted actuarial practices
•evaluating for certain lines of business, the Company’s estimates by performing independent analyses of claims and claim adjustment expense reserves using Company historical loss experience and industry data
•assessing, for selected other lines of business, the Company’s internally prepared actuarial projection methods and key assumptions in comparison to the Company’s internal experience and related industry trends
•developing a range of reserve estimates and assessing the position and movement within the range of the Company’s recorded reserves in order to evaluate the Company’s consolidated reserves.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1994.
New York, New York
February 13, 2025

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2024	2023	2022
Revenues
Premiums	$41,941	$37,761	$33,763
Net investment income	3,590	2,922	2,562
Fee income	473	433	412
Net realized investment losses	(30)	(105)	(204)
Other revenues	449	353	351
Total revenues	46,423	41,364	36,884
Claims and expenses
Claims and claim adjustment expenses	27,059	26,215	22,854
Amortization of deferred acquisition costs	6,973	6,226	5,515
General and administrative expenses	5,819	5,176	4,810
Interest expense	392	376	351
Total claims and expenses	40,243	37,993	33,530
Income before income taxes	6,180	3,371	3,354
Income tax expense	1,181	380	512
Net income	$4,999	$2,991	$2,842
Net income per share
Basic	$21.76	$12.93	$11.91
Diluted	$21.47	$12.79	$11.77
Weighted average number of common shares outstanding
Basic	228.0	229.7	237.0
Diluted	231.1	232.2	239.7

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

For the year ended December 31,	2024	2023	2022
Net income	$4,999	$2,991	$2,842
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(644)	2,249	(9,276)
Having credit losses recognized in the consolidated statement of income	5	1	(4)
Net changes in benefit plan assets and obligations	296	106	(87)
Net changes in unrealized foreign currency translation	(232)	138	(273)
Other comprehensive income (loss) before income taxes	(575)	2,494	(9,640)
Income tax expense (benefit)	(79)	520	(2,002)
Other comprehensive income (loss), net of taxes	(496)	1,974	(7,638)
Comprehensive income (loss)	$4,503	$4,965	$(4,796)

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

As of December 31,	2024	2023
Assets
Fixed maturities, available for sale, at fair value (amortized cost $88,277 and $81,781; allowance for expected credit losses of $2 and $5)	$83,666	$77,807
Equity securities, at fair value (cost $544 and $553)	687	608
Real estate investments	902	959
Short-term securities	4,766	5,137
Other investments	4,202	4,299
Total investments	94,223	88,810
Cash (including restricted cash of $131 and $150)	699	650
Investment income accrued	752	688
Premiums receivable (net of allowance for expected credit losses of $58 and $69)	11,110	10,282
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $119 and $118)	8,000	8,143
Ceded unearned premiums	1,202	1,150
Deferred acquisition costs	3,494	3,306
Deferred taxes	1,762	1,504
Contractholder receivables (net of allowance for expected credit losses of $18 and $20)	3,171	3,249
Goodwill	4,233	3,976
Other intangible assets	360	277
Other assets	4,183	3,943
Total assets	$133,189	$125,978
Liabilities
Claims and claim adjustment expense reserves	$64,093	$61,627
Unearned premium reserves	22,289	20,872
Contractholder payables	3,189	3,269
Payables for reinsurance premiums	550	518
Debt	8,033	8,031
Other liabilities	7,171	6,740
Total liabilities	105,325	101,057
Shareholders’ equity
Common stock (1,750.0 shares authorized; 226.6 and 228.2 shares issued and outstanding)	25,452	24,906
Retained earnings	49,630	45,591
Accumulated other comprehensive loss	(4,967)	(4,471)
Treasury stock, at cost (564.3 and 559.2 shares)	(42,251)	(41,105)
Total shareholders’ equity	27,864	24,921
Total liabilities and shareholders’ equity	$133,189	$125,978

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2024	2023	2022
Common stock
Balance, beginning of year	$24,906	$24,565	$24,154
Employee share-based compensation	286	125	227
Compensation amortization under share-based plans and other changes	260	216	184
Balance, end of year	25,452	24,906	24,565
Retained earnings
Balance, beginning of year	45,591	43,516	41,555
Net income	4,999	2,991	2,842
Dividends	(962)	(915)	(880)
Other	2	(1)	(1)
Balance, end of year	49,630	45,591	43,516
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	(4,471)	(6,445)	1,193
Other comprehensive income (loss)	(496)	1,974	(7,638)
Balance, end of year	(4,967)	(4,471)	(6,445)
Treasury stock, at cost
Balance, beginning of year	(41,105)	(40,076)	(38,015)
Treasury stock acquired — share repurchase authorizations	(1,000)	(965)	(2,000)
Net shares acquired related to employee share-based compensation plans	(146)	(64)	(61)
Balance, end of year	(42,251)	(41,105)	(40,076)
Total shareholders’ equity	$27,864	$24,921	$21,560
Common shares outstanding
Balance, beginning of year	228.2	232.1	241.2
Treasury stock acquired — share repurchase authorizations	(4.4)	(5.4)	(11.6)
Net shares issued under employee share-based compensation plans	2.8	1.5	2.5
Balance, end of year	226.6	228.2	232.1

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2024	2023	2022
Cash flows from operating activities
Net income	$4,999	$2,991	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	30	105	204
Depreciation and amortization	715	722	826
Deferred federal income tax benefit	(152)	(163)	(186)
Amortization of deferred acquisition costs	6,973	6,226	5,515
Equity in income from other investments	(294)	(157)	(336)
Premiums receivable	(859)	(1,341)	(877)
Reinsurance recoverables	111	(63)	344
Deferred acquisition costs	(7,173)	(6,689)	(5,824)
Claims and claim adjustment expense reserves	2,680	2,843	2,050
Unearned premium reserves	1,488	2,590	1,862
Other	556	647	45
Net cash provided by operating activities	9,074	7,711	6,465
Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,537	6,371	6,837
Proceeds from sales of investments:
Fixed maturities	1,634	4,981	5,657
Equity securities	143	138	138
Real estate investments	64	—	10
Other investments	422	255	302
Purchases of investments:
Fixed maturities	(17,132)	(15,690)	(15,908)
Equity securities	(124)	(105)	(136)
Real estate investments	(48)	(67)	(41)
Other investments	(396)	(495)	(574)
Net sales (purchases) of short-term securities	370	(1,664)	355
Securities transactions in the course of settlement	56	(83)	21
Acquisitions, net of cash acquired	(382)	—	(4)
Other	(408)	(462)	(385)
Net cash used in investing activities	(7,264)	(6,821)	(3,728)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,003)	(958)	(2,000)
Treasury stock acquired — net employee share-based compensation	(114)	(64)	(61)
Dividends paid to shareholders	(951)	(908)	(875)
Issuance of debt	—	738	—
Issuance of common stock — employee share options	321	141	267
Net cash used in financing activities	(1,747)	(1,051)	(2,669)
Effect of exchange rate changes on cash and restricted cash	(14)	12	(30)
Net increase (decrease) in cash and restricted cash	49	(149)	38
Cash and restricted cash at beginning of year	650	799	761
Cash and restricted cash at end of year	$699	$650	$799
Supplemental disclosure of cash flow information
Income taxes paid	$1,310	$201	$817
Interest paid	$390	$370	$349

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
On January 2, 2024, the Company completed its previously announced acquisition of all issued and outstanding shares of Corvus Insurance Holdings, Inc. and its subsidiaries (Corvus), a cyber insurance managing general underwriter, for consideration transferred of approximately $427 million. The acquisition provides the Company the opportunity to renew Corvus’s book of business and to leverage Corvus’s capabilities to enhance the return profile of Travelers’ existing cyber portfolio. At the acquisition date, the Company recorded at fair value $478 million of assets acquired and $51 million of liabilities assumed as part of purchase accounting, including $390 million of identifiable intangible assets and goodwill. The assets acquired from Corvus were included in the Company’s Bond & Specialty Insurance segment, effective at the acquisition date. The Company funded this transaction from internal resources. A provisional amount of $19 million was recorded as a deferred tax asset and included on the consolidated balance sheet on January 2, 2024, and was later increased by an insignificant amount when the 2023 tax return for Corvus was finalized.
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
Net Realized Investment Gains and Losses
Net realized investment gains and losses include net realized gains (losses) from the sale of investments, credit impairment losses on investment assets, impairments of real estate investments, changes in the fair value of equity securities, foreign currency transaction gains and losses and changes in the fair value of derivative financial instruments. Net realized investment gains (losses) on the sale of investments are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Cash
Restricted cash represents funds that are legally or contractually restricted as to withdrawal or usage. These restrictions primarily relate to certain wholly-owned subsidiaries of the Company providing brokerage and other insurance-related services.
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
As a result of the reviews performed for the years ended December 31, 2024, 2023 and 2022, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired.  The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based.  The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2024 and 2023, the Company had a liability of $182 million and $183 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $29 million and $26 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2024, 2023 and 2022.  Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid.  The liability accrued for policyholder dividends totaled $81 million and $77 million at December 31, 2024 and 2023, respectively.

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
The cost of reinsurance premiums (ceded reinsurance premiums) is generally reflected in income (as a charge to income) in a manner consistent with the recognition of premium on the underlying reinsurance contracts. For catastrophe coverage, the cost of reinsurance premiums is generally recognized ratably over the contract period to the extent coverage remains available. Ceded unearned premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset on the consolidated balance sheet.
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
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including workers’ compensation, general liability, commercial multi-peril, commercial automobile and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Energy, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.

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
•National Property and Other provides traditional and customized commercial property insurance programs to large and mid-sized customers through National Property, as well as insurance coverages and programs provided by Northland Transportation, Agribusiness, Northfield and National Programs. Northland Transportation provides insurance coverage for the commercial trucking industry. Agribusiness serves small- to medium-sized agricultural businesses, including farms, ranches and other agricultural-related operations. Northfield includes commercial property and general liability policies for small, difficult to place commercial business primarily on an excess and surplus lines basis. National Programs offers tailored property and casualty insurance programs on an admitted basis for customers with common risk characteristics or coverage requirements.
International
•International, through its operations in Canada, the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing, public services and commercial real estate industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos and environmental liabilities and other runoff operations, including certain assumed reinsurance arrangements.
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
Bond & Specialty Insurance’s surety business in Brazil is conducted through Junto Holding Brasil S.A. (Junto). The Company owns 49.5% of Junto, a market leader in surety coverages in Brazil. This joint venture investment is accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.
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
The chief operating decision maker (CODM) is the Company’s Chairman and Chief Executive Officer. The CODM reviews the financial performance of the reportable business segments to assess the efficiency with which capital is employed, the effective management of risk, the achievement of strategic initiatives, and how to allocate resources to reportable business segments based on the segment’s historical and projected financial performance. The significant measures of the reportable business segments’ financial performance include segment revenues, consisting of premiums, net investment income, fee income and other revenues, less segment expenses, consisting of claims and claim adjustment expenses, deferred acquisition costs, and general and administrative expenses.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Premiums	$21,345	$3,958	$16,638	$41,941
Net investment income	2,560	390	640	3,590
Fee income	430	—	43	473
Other revenues	322	30	97	449
Total segment revenues (1)	24,657	4,378	17,418	46,453
Claims and claim adjustment expenses	13,679	1,774	11,606	27,059
Amortization of deferred acquisition costs	3,588	756	2,629	6,973
General and administrative expenses	3,303	832	1,640	5,775
Income tax expense	781	201	294	1,276
Segment income (1)	$3,306	$815	$1,249	$5,370
2023
Premiums	$19,144	$3,655	$14,962	$37,761
Net investment income	2,085	328	509	2,922
Fee income	400	—	33	433
Other revenues	232	25	96	353
Total segment revenues (1)	21,861	4,008	15,600	41,469
Claims and claim adjustment expenses	12,696	1,485	12,034	26,215
Amortization of deferred acquisition costs	3,173	673	2,380	6,226
General and administrative expenses	3,041	681	1,417	5,139
Income tax expense (benefit)	368	227	(103)	492
Segment income (loss) (1)	$2,583	$942	$(128)	$3,397
2022
Premiums	$17,095	$3,418	$13,250	$33,763
Net investment income	1,864	258	440	2,562
Fee income	382	—	30	412
Other revenues	248	20	83	351
Total segment revenues (1)	19,589	3,696	13,803	37,088
Claims and claim adjustment expenses	10,907	1,378	10,569	22,854
Amortization of deferred acquisition costs	2,788	625	2,102	5,515
General and administrative expenses	2,827	590	1,362	4,779
Income tax expense (benefit)	536	195	(90)	641
Segment income (loss) (1)	$2,531	$908	$(140)	$3,299
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Prior year reserve development and catastrophe losses included in claims and claim adjustment expenses in the table above by reportable business segments were as follows:

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2024
Net favorable prior year reserve development	$90	$129	$490	$709
Catastrophe losses	$1,032	$51	$2,252	$3,335
2023
Net favorable (unfavorable) prior year reserve development	$(289)	$285	$147	$143
Catastrophe losses	$838	$37	$2,116	$2,991
2022
Net favorable prior year reserve development	$381	$222	$46	$649
Catastrophe losses	$654	$25	$1,198	$1,877
The following table presents the Company’s amortization and depreciation expense by reportable business segment:

(for the year ended December 31, in millions)	2024	2023	2022
Business Insurance	$4,014	$3,640	$3,344
Bond & Specialty Insurance	842	744	697
Personal Insurance	2,826	2,558	2,293
Total	$7,682	$6,942	$6,334

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2024	2023	2022
Business Insurance:
Domestic:
Select Accounts	$3,727	$3,477	$3,099
Middle Market	12,023	11,045	9,923
National Accounts	1,259	1,135	1,085
National Property and Other	3,134	3,008	2,467
Total Domestic	20,143	18,665	16,574
International	1,935	1,765	1,061
Total Business Insurance	22,078	20,430	17,635
Bond & Specialty Insurance:
Domestic:
Management Liability	2,309	2,156	2,112
Surety	1,294	1,147	1,081
Total Domestic	3,603	3,303	3,193
International	506	539	539
Total Bond & Specialty Insurance	4,109	3,842	3,732
Personal Insurance:
Domestic:
Automobile	7,925	7,330	6,482
Homeowners and Other	8,550	7,949	6,916
Total Domestic	16,475	15,279	13,398
International	694	650	649
Total Personal Insurance	17,169	15,929	14,047
Total consolidated net written premiums	$43,356	$40,201	$35,414

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2024	2023	2022
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,470	$3,467	$3,425
Commercial automobile	3,590	3,215	2,976
Commercial property	3,616	3,154	2,611
General liability	3,464	3,146	2,875
Commercial multi-peril	5,269	4,686	4,109
Other	73	76	76
Total Domestic	19,482	17,744	16,072
International	1,863	1,400	1,023
Total Business Insurance	21,345	19,144	17,095
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,416	1,290	1,173
General liability	1,778	1,639	1,556
Other	231	225	222
Total Domestic	3,425	3,154	2,951
International	533	501	467
Total Bond & Specialty Insurance	3,958	3,655	3,418
Personal Insurance:
Domestic:
Automobile	7,767	6,923	6,170
Homeowners and Other	8,208	7,404	6,426
Total Domestic	15,975	14,327	12,596
International	663	635	654
Total Personal Insurance	16,638	14,962	13,250
Total earned premiums	41,941	37,761	33,763
Net investment income	3,590	2,922	2,562
Fee income	473	433	412
Other revenues	449	353	351
Total segment revenues	46,453	41,469	37,088
Net realized investment losses	(30)	(105)	(204)
Total revenues	$46,423	$41,364	$36,884
Income reconciliation, net of tax
Total segment income	$5,370	$3,397	$3,299
Interest Expense and Other (1)	(345)	(325)	(301)
Core income	5,025	3,072	2,998
Net realized investment losses	(26)	(81)	(156)
Net income	$4,999	$2,991	$2,842
______________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $310 million, $297 million and $277 million in 2024, 2023 and 2022, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2024	2023
Asset reconciliation:
Business Insurance	$98,311	$93,565
Bond & Specialty Insurance	12,628	11,478
Personal Insurance	21,138	20,072
Total assets for reportable segments	132,077	125,115
Other assets (1)	1,112	863
Total consolidated assets	$133,189	$125,978
___________________________________________
(1)    The primary components of other assets at both December 31, 2024 and 2023, were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2024	2023	2022
U.S.	$43,924	$39,086	$34,822
Non-U.S.:
Canada	1,359	1,281	1,300
Other Non-U.S.	1,140	997	762
Total Non-U.S.	2,499	2,278	2,062
Total revenues	$46,423	$41,364	$36,884

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,735	$—	$4	$169	$5,570
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,604	—	23	1,604	17,023
Revenue	9,268	—	16	704	8,580
State general obligation	1,081	—	2	73	1,010
Pre-refunded	573	—	2	3	572
Total obligations of U.S. states, municipalities and political subdivisions	29,526	—	43	2,384	27,185
Debt securities issued by foreign governments	917	—	5	13	909
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,888	—	53	336	12,605
Corporate and all other bonds	39,211	2	118	1,930	37,397
Total	$88,277	$2	$223	$4,832	$83,666

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(at December 31, 2023, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,591	$—	$8	$231	$6,368
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,374	—	90	1,265	17,199
Revenue	9,748	—	52	616	9,184
State general obligation	1,209	—	7	59	1,157
Pre-refunded	963	—	5	2	966
Total obligations of U.S. states, municipalities and political subdivisions	30,294	—	154	1,942	28,506
Debt securities issued by foreign governments	1,035	—	2	31	1,006
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,874	—	120	176	7,818
Corporate and all other bonds	35,987	5	187	2,060	34,109
Total	$81,781	$5	$471	$4,440	$77,807

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

(at December 31, 2024, in millions)	Amortized Cost	Fair Value
Due in one year or less	$7,357	$7,328
Due after 1 year through 5 years	23,640	22,965
Due after 5 years through 10 years	22,647	20,897
Due after 10 years	21,745	19,871
	75,389	71,061
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,888	12,605
Total	$88,277	$83,666
Pre-refunded bonds of $572 million and $966 million at December 31, 2024 and 2023, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio at December 31, 2024 and 2023 included $12.61 billion and $7.82 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs).  Included in the totals at December 31, 2024 and 2023 were $9.93 billion and $6.23 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.68 billion and $1.59 billion at December 31, 2024 and 2023, respectively. Approximately 43% and 33% of the Company’s CMO holdings at December 31, 2024 and 2023, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.53 billion and $1.07 billion of non-guaranteed CMO holdings was "Aaa" at both December 31, 2024 and 2023. The weighted average credit rating of all of the above securities was “Aaa/Aa1” at both December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.15 billion and $1.04 billion, respectively, which are included in “Corporate and all other bonds” in the tables above.  At December 31, 2024 and 2023, approximately $327 million and $116 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise.  The weighted average credit rating of the $825 million and $922 million of non-guaranteed securities at December 31, 2024 and 2023, respectively, was “Aaa” at both dates.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was "Aaa/Aa1" and “Aaa” at December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023, the Company had $586 million and $421 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from the sales of fixed maturities classified as available for sale were $1.63 billion, $4.98 billion and $5.66 billion in 2024, 2023 and 2022, respectively. Gross gains of $2 million, $26 million and $27 million and gross losses of $62 million, $119 million and $99 million were realized on those sales in 2024, 2023 and 2022, respectively. Included in net realized investment losses in 2024, 2023 and 2022 were $66 million, $0 million and $0 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds' maturity date.
At December 31, 2024 and 2023, the Company’s insurance subsidiaries had $3.96 billion and $4.04 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.  Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $46 million and $54 million at December 31, 2024 and 2023, respectively.  In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of approximately $13 million

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
and $31 million held by a wholly-owned subsidiary at December 31, 2024 and 2023, respectively, and $86 million and $85 million held by TRV at December 31, 2024 and 2023, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(at December 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$500	$150	$11	$639
Non-redeemable preferred stock	44	4	—	48
Total	$544	$154	$11	$687

(at December 31, 2023, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$508	$93	$41	$560
Non-redeemable preferred stock	45	3	—	48
Total	$553	$96	$41	$608
The Company recognized $89 million and $16 million of net gains on equity securities still held as of December 31, 2024 and 2023, respectively.
Real Estate
The Company’s real estate investments include warehouses, office buildings and other commercial land and properties that are directly owned.  The Company negotiates commercial leases with individual tenants through unrelated, licensed real estate brokers. Negotiated terms and conditions include, among others, rental rates, length of lease period and improvements to the premises to be provided by the Company.
Proceeds from the sales of real estate investments were $64 million in 2024, $0 million in 2023 and $10 million in 2022. Gains of $17 million and $4 million were realized on those sales in 2024 and 2022, respectively. Net realized investment losses in 2024, 2023 and 2022 included $5 million, $9 million and $12 million, respectively, of impairment charges related to real estate. Accumulated depreciation on real estate held for investment purposes was $581 million and $556 million at December 31, 2024 and 2023, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $118 million, $107 million, $93 million, $72 million and $46 million for 2025, 2026, 2027, 2028 and 2029, respectively, and $87 million for 2030 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 23 days to maturity at December 31, 2024.  The amortized cost of these securities, which totaled $4.77 billion and $5.14 billion at December 31, 2024 and 2023, respectively, approximated their fair value.
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
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position at December 31, 2024 and 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(at December 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$557	$1	$2,830	$168	$3,387	$169
Obligations of U.S. states, municipalities and political subdivisions	8,584	160	15,007	2,224	23,591	2,384
Debt securities issued by foreign governments	113	1	454	12	567	13
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,359	148	1,419	188	8,778	336
Corporate and all other bonds	7,341	144	21,999	1,786	29,340	1,930
Total	$23,954	$454	$41,709	$4,378	$65,663	$4,832

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2023, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,864	$7	$2,985	$224	$4,849	$231
Obligations of U.S. states, municipalities and political subdivisions	3,868	31	14,351	1,911	18,219	1,942
Debt securities issued by foreign governments	30	—	763	31	793	31
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,215	9	1,433	167	2,648	176
Corporate and all other bonds	1,016	9	26,444	2,051	27,460	2,060
Total	$7,993	$56	$45,976	$4,384	$53,969	$4,440
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost at December 31, 2024 and 2023, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(at December 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	366	—	43	635	1,044
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	58	—	—	—	58
Corporate and all other bonds	13	—	—	3	16
Total	$437	$—	$43	$638	$1,118

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
Impairment Charges
Credit impairment charges included in net realized investment losses in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2024	2023	2022
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$12
Obligations of U.S. states, municipalities and political subdivisions	—	1	14
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
Corporate and all other bonds	5	2	—
Total fixed maturities	$5	$3	$26

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	At and For the Twelve Months Ended December 31, 2024	At and For the Twelve Months Ended December 31, 2023

Balance, beginning of period	$5	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	5	1
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1)	1
Reductions due to sales/defaults of credit-impaired securities	(7)	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$2	$5
Total net impairment charges, including credit impairments, reported in net realized investment losses in the consolidated statement of income, were $10 million, $12 million and $38 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net realized investment losses in 2024, 2023 and 2022 included $5 million, $9 million and $12 million, respectively, of realized losses related to real estate. Credit losses related to the fixed maturity portfolio for 2024 and 2023 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis at both December 31, 2024 and 2023.
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
At December 31, 2024 and 2023, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.
Included in fixed maturities are below investment grade securities totaling $980 million and $982 million at December 31, 2024 and 2023, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist.  Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Net Investment Income

(for the year ended December 31, in millions)	2024	2023	2022
Gross investment income
Fixed maturities	$2,948	$2,472	$2,113
Equity securities	21	18	17
Short-term securities	280	241	73
Real estate investments	70	64	66
Other investments	318	171	336
Gross investment income	3,637	2,966	2,605
Investment expenses	47	44	43
Net investment income	$3,590	$2,922	$2,562
Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2024	2023	2022
Changes in net unrealized investment gains (losses)
Fixed maturities	$(640)	$2,248	$(9,279)
Other investments	1	2	(1)
Change in net pre-tax unrealized gains (losses) on investment securities	(639)	2,250	(9,280)
Related tax expense (benefit)	(128)	481	(1,967)
Change in net unrealized gains (losses) on investment securities	(511)	1,769	(7,313)
Balance, beginning of year	(3,129)	(4,898)	2,415
Balance, end of year	$(3,640)	$(3,129)	$(4,898)
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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities at both December 31, 2024 and 2023.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions related to the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $37 million for these investments at both December 31, 2024 and 2023 in the amounts disclosed in Level 3.
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $20 million and $18 million fair value of these investments at December 31, 2024 and 2023, respectively, was disclosed in Level 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(at December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	$5,570	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,185	—	27,185	—
Debt securities issued by foreign governments	909	—	909	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	—	12,602	3
Corporate and all other bonds	37,397	—	37,151	246
Total fixed maturities	83,666	5,570	77,847	249
Equity securities
Common stock	639	631	—	8
Non-redeemable preferred stock	48	16	3	29
Total equity securities	687	647	3	37
Other investments	20	20	—	—
Total	$84,373	$6,237	$77,850	$286

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$6,368	$6,368	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,506	—	28,506	—
Debt securities issued by foreign governments	1,006	—	1,006	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,818	—	7,818	—
Corporate and all other bonds	34,109	—	33,851	258
Total fixed maturities	77,807	6,368	71,181	258
Equity securities
Common stock	560	553	—	7
Non-redeemable preferred stock	48	16	2	30
Total equity securities	608	569	2	37
Other investments	18	18	—	—
Total	$78,433	$6,955	$71,183	$295

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2024 and 2023.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2023	$258	$37	$—	$295
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	—	1	—	1
Reported in other comprehensive income (loss)	(1)	—	—	(1)
Purchases, sales and settlements/maturities:
Purchases	85	2	—	87
Sales	—	(3)	—	(3)
Settlements/maturities	(25)	—	—	(25)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(68)	—	—	(68)
Balance at December 31, 2024	$249	$37	$—	$286
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$1	$—	$1
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance at December 31, 2022	$303	$371	$1	$675
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	(1)	(5)	—	(6)
Reported in other comprehensive income (loss)	6	—	—	6
Purchases, sales and settlements/maturities:
Purchases	25	4	—	29
Sales	—	—	(1)	(1)
Settlements/maturities	(26)	—	—	(26)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(49)	(333)	—	(382)
Balance at December 31, 2023	$258	$37	$—	$295
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—	$—
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
Transfers out of Level 3 during the year ended December 31, 2023 included $182 million of privately held common stock that the Company exchanged during the first quarter of 2023 for shares in an investment that is reported using the equity method of accounting (and as a result is excluded from the December 31, 2023 table above), and $151 million of common stock in a company that had been privately held but became publicly traded during the second quarter of 2023, valued using an unadjusted quoted market price and now disclosed in Level 1. There was no other significant activity in Level 3 of the hierarchy during the year ended December 31, 2023.

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

(at December 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,766	$4,766	$1,933	$2,788	$45
Financial liabilities:
Debt	$7,933	$7,095	$—	$7,095	$—
Commercial paper	100	100	—	100	—

(at December 31, 2023, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,137	$5,137	$1,171	$3,912	$54
Financial liabilities:
Debt	$7,931	$7,645	$—	$7,645	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2024 and 2023.

5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at December 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2024 and 2023.

	At and For the Twelve Months Ended December 31, 2024		At and For the Twelve Months Ended December 31, 2023
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$10,282	$69	$8,922	$77

Current period change for expected credit losses		50		42
Write-offs of uncollectible premiums receivable		61		50
Balance, end of period	$11,110	$58	$10,282	$69

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at December 31, 2024 and 2023, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2024 and 2023.

	At and For the Twelve Months Ended December 31, 2024		At and For the Twelve Months Ended December 31, 2023
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,143	$118	$8,063	$132

Current period change for estimated uncollectible reinsurance		1		(14)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,000	$119	$8,143	$118
Of the total reinsurance recoverables at December 31, 2024, $5.79 billion, or 88%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 12% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, at December 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2024 and 2023.

	At and For the Twelve Months Ended December 31, 2024		At and For the Twelve Months Ended December 31, 2023
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,249	$20	$3,579	$17

Current period change for expected credit losses		(2)		3
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,171	$18	$3,249	$20

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
The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2024	2023	2022
Written premiums
Direct	$44,377	$40,983	$36,648
Assumed	2,173	1,989	1,228
Ceded	(3,194)	(2,771)	(2,462)
Total net written premiums	$43,356	$40,201	$35,414
Earned premiums
Direct	$42,983	$38,796	$34,948
Assumed	2,095	1,614	1,145
Ceded	(3,137)	(2,649)	(2,330)
Total net earned premiums	$41,941	$37,761	$33,763
Percentage of assumed earned premiums to net earned premiums	5.0%	4.3%	3.4%
Ceded claims and claim adjustment expenses incurred	$1,249	$1,462	$1,187
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(at December 31, in millions)	2024	2023
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$3,962	$3,895
Gross structured settlements	2,626	2,707
Mandatory pools and associations	1,531	1,659
Gross reinsurance recoverables	8,119	8,261
Allowance for estimated uncollectible reinsurance	(119)	(118)
Net reinsurance recoverables	$8,000	$8,143
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
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year.  The Company’s estimated deductible under the program is $3.85 billion for 2025.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year.  There have been no terrorism-related losses that have triggered program coverage since the program was established.  Given that the law establishing the program remains untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program.  In addition, application of the program to a specific event will depend upon whether the government has designated such event as a covered event. It is also possible that future legislative action could change or eliminate the program.  Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means.  While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving cyber, nuclear, biological, chemical or radiological means.

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

(at December 31, in millions)	2024	2023
Business Insurance	$2,572	$2,585
Bond & Specialty Insurance (1)	834	550
Personal Insurance	801	815
Other	26	26
Total	$4,233	$3,976
________________________________________________________
(1)Goodwill at December 31, 2024 included $284 million associated with the acquisition of Corvus in the first quarter of 2024, which is primarily attributable to Corvus’s cyber underwriting and support capabilities and workforce and is not deductible for tax purposes.

Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class:

(at December 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related (1)	$185	$74	$111
Contract-based (2)	204	196	8
Marketing-related (3)	18	3	15
Total subject to amortization	407	273	134
Not subject to amortization	226	—	226
Total	$633	$273	$360

(at December 31, 2023, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$100	$59	$41
Contract-based (2)	204	194	10
Total subject to amortization	304	253	51
Not subject to amortization	226	—	226
Total	$530	$253	$277
___________________________________________
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

Amortization expense of intangible assets was $21 million, $12 million and $13 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for all intangible assets subject to amortization is estimated to be $21 million in 2025, $20 million in 2026, $17 million in 2027, $9 million in 2028 and $9 million in 2029. Amortization expense for intangible assets arising from insurance contracts acquired in a business combination is estimated to be $2 million in 2025, $1 million in 2026, $1 million in 2027, $1 million in 2028 and $1 million in 2029.

The following table presents a summary of the other intangible assets recorded in connection with the acquisition of Corvus by major asset class as of the acquisition date.

(in millions)	Amount	Weighted Average Amortization Period
Subject to amortization
Customer-related	$87	14 years
Marketing-related	18	7 years
Total	$105	13 years

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2024	2023
Property-casualty	$64,088	$61,621
Accident and health	5	6
Total	$64,093	$61,627
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2024	2023	2022
Claims and claim adjustment expense reserves at beginning of year	$61,621	$58,643	$56,897
Less reinsurance recoverables on unpaid losses	7,817	7,790	8,209
Net reserves at beginning of year	53,804	50,853	48,688
Estimated claims and claim adjustment expenses for claims arising in the current year	27,508	26,159	23,308
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(548)	(38)	(537)
Total increases	26,960	26,121	22,771
Claims and claim adjustment expense payments for claims arising in:
Current year	10,924	10,852	9,406
Prior years	13,227	12,424	10,945
Total payments	24,151	23,276	20,351
Unrealized foreign exchange (gain) loss	(194)	106	(255)
Net reserves at end of year	56,419	53,804	50,853
Plus reinsurance recoverables on unpaid losses	7,669	7,817	7,790
Claims and claim adjustment expense reserves at end of year	$64,088	$61,621	$58,643
Gross claims and claim adjustment expense reserves at December 31, 2024 increased by $2.47 billion over December 31, 2023, primarily reflecting the impacts of (i) catastrophe losses in 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2024 and (v) net favorable prior year reserve development. Gross claims and claim adjustment expense reserves at December 31, 2023 increased by $2.98 billion over December 31, 2022, primarily reflecting the impacts of (i) catastrophe losses in 2023, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2023 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses at December 31, 2024 decreased by $148 million over December 31, 2023, primarily reflecting a decrease in structured settlements and recoverables from mandatory pools and associations, partially offset by the impact of catastrophe losses. Reinsurance recoverables on unpaid losses at December 31, 2023 increased by $27 million over December 31, 2022, primarily reflecting the impact of catastrophe losses in 2023 and a higher level of recoverables from mandatory pools and associations, partially offset by cash collections and a decrease in structured settlements.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments.  The discount rates used were a range of 3.5% to 5.0% at both December 31, 2024 and 2023.  Total reserves net of the discount were $2.65 billion and $2.68 billion, and the related amount of discount was $1.07 billion and $1.10 billion, at December 31, 2024 and 2023, respectively.  Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $44 million, $45 million and $46 million for the years ended December 31, 2024, 2023 and 2022.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2024
In 2024, estimated claims and claim adjustment expenses incurred included $548 million of net favorable development for claims arising in prior years, including $709 million of net favorable prior year reserve development and $44 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance. Net favorable prior year reserve development in 2024 totaled $90 million, primarily driven by (i) better than expected loss experience in the domestic operations’ workers’ compensation product line for multiple accident years, partially offset by (ii) higher than expected loss experience in the general liability product line (excluding asbestos) for recent accident years, (iii) an addition to asbestos reserves of $242 million and (iv) additions to other reserves related to run-off operations.
Bond & Specialty Insurance. Net favorable prior year reserve development in 2024 totaled $129 million, primarily driven by better than expected loss experience in the domestic operations’ fidelity and surety product lines for multiple accident years.
Personal Insurance. Net favorable prior year reserve development in 2024 totaled $490 million, primarily driven by better than expected loss experience in the domestic operations’ homeowners and other and automobile product lines for recent accident years.
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
Personal Insurance.  Net favorable prior year reserve development in 2023 totaled $147 million, primarily driven by better than expected loss experience in the domestic operations' homeowners and other product line for recent accident years.
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
Subsequent Event
Beginning in early January 2025, there were a series of severe wildfires that impacted the Pacific Palisades neighborhood and Eaton Canyon area in Southern California. The Company’s preliminary pre-tax estimate of catastrophe losses from these wildfires, including assessments from the California FAIR Plan, and net of estimated recoveries from reinsurance, is $1.7 billion. The catastrophe losses from these wildfires will be reflected in the Company’s first quarter 2025 earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2024.

(at December 31, 2024, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$11,100	$(124)	$10,976	$1,140	$12,116
Commercial property	1,266	—	1,266	358	1,624
Commercial multi-peril	5,758	—	5,758	318	6,076
Commercial automobile	4,791	—	4,791	298	5,089
Workers’ compensation (1)	15,757	(900)	14,857	554	15,411
Bond & Specialty Insurance
General liability	2,681	—	2,681	339	3,020
Fidelity and surety	714	—	714	8	722
Personal Insurance
Automobile	4,302	—	4,302	320	4,622
Homeowners (excluding Other)	2,275	—	2,275	37	2,312
International - Canada	795	—	795	14	809
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	49,439	(1,024)	48,415	3,386	51,801
Other insurance contracts (2)	5,036	(4)	5,032	1,735	6,767
Unallocated loss adjustment expense reserves	2,880	—	2,880	17	2,897
Structured settlements (3)	—	—	—	2,583	2,583
Other	92	—	92	(52)	40
Total property-casualty	57,447	(1,028)	56,419	7,669	64,088
Accident and health	—	—	—	5	5
Total	$57,447	$(1,028)	$56,419	$7,674	$64,093
___________________________________________
(1)Net discount amount includes discount of $42 million on reinsurance recoverables for long-term disability and annuity claim payments.
(2)Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.
(3)Includes structured settlements in cases where the Company did not receive a release from the claimant.
(4)Total reinsurance recoverables (on paid and unpaid losses) at December 31, 2024 were $8.00 billion.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2024	Cumulative Number of Reported Claims
2015	$998	$956	$923	$967	$1,057	$1,087	$1,072	$1,082	$1,110	$1,100	$70	22,069
2016		1,075	1,058	1,087	1,187	1,204	1,179	1,185	1,183	1,173	99	20,947
2017			1,133	1,143	1,196	1,234	1,226	1,243	1,288	1,306	117	19,913
2018				1,253	1,312	1,344	1,395	1,477	1,530	1,571	134	20,059
2019					1,447	1,486	1,498	1,567	1,706	1,698	216	19,730
2020						1,467	1,493	1,470	1,577	1,568	322	19,208
2021							1,591	1,589	1,628	1,711	575	15,694
2022								1,696	1,736	1,916	851	18,258
2023									1,998	2,060	1,432	16,973
2024										2,340	2,120	12,629
									Total	$16,443

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$36	$137	$336	$558	$740	$828	$875	$927	$975	$1,002
2016		35	191	421	649	758	858	951	991	1,031
2017			40	180	378	552	724	914	1,029	1,111
2018				42	202	441	709	939	1,146	1,270	Liability for Claims
2019					51	233	482	816	1,074	1,276	And Allocated Claim
2020						61	244	458	770	1,031	Adjustment Expenses,
2021							67	231	493	826	Net of Reinsurance
2022								81	302	668
2023									54	280	2015 -	Before
2024										55	2024	2015
									Total	$8,550	$7,893	$3,207
										Total net liability		$11,100

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	3.2%	10.9%	16.4%	18.4%	14.3%	11.2%	7.2%	4.8%	3.9%	2.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
2020	$1,107	$1,025	$1,005	$993	$983	$33	25,713
2021		1,236	1,190	1,190	1,201	(5)	25,796
2022			1,309	1,369	1,372	3	28,896
2023				1,268	1,244	7	29,166
2024					1,474	201	25,257
				Total	$6,274

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2020	$580	$857	$907	$932	$939	Adjustment Expenses,
2021		645	1,068	1,141	1,169	Net of Reinsurance
2022			624	1,113	1,247
2023				614	1,049	2020 -	Before
2024					702	2024	2020
				Total	$5,106	$1,168	$98
					Total net liability		$1,266

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	51.0%	33.5%	7.0%	2.5%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
2015	$1,568	$1,625	$1,593	$1,597	$1,606	$1,593	$1,584	$1,571	$1,563	$1,564	$14	73,061
2016		1,662	1,623	1,598	1,590	1,601	1,587	1,579	1,578	1,590	19	69,612
2017			1,872	1,928	1,956	1,919	1,935	1,943	1,930	1,928	43	72,767
2018				1,976	2,114	2,092	2,112	2,121	2,127	2,125	56	80,273
2019					2,017	2,087	2,089	2,103	2,103	2,110	78	75,593
2020						2,142	2,141	2,126	2,111	2,061	216	70,726
2021							2,164	2,097	2,097	2,107	238	58,432
2022								2,502	2,533	2,569	436	54,444
2023									2,781	2,811	716	52,398
2024										2,946	1,255	42,267
									Total	$21,811

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$595	$970	$1,144	$1,310	$1,409	$1,452	$1,489	$1,512	$1,523	$1,535
2016		585	950	1,133	1,278	1,373	1,437	1,477	1,510	1,547
2017			716	1,199	1,388	1,531	1,674	1,763	1,815	1,843
2018				792	1,302	1,500	1,669	1,815	1,917	1,986	Liability for Claims
2019					707	1,187	1,423	1,628	1,801	1,916	And Allocated Claim
2020						791	1,180	1,373	1,547	1,687	Adjustment Expenses,
2021							744	1,206	1,437	1,616	Net of Reinsurance
2022								817	1,476	1,752
2023									935	1,603	2015 -	Before
2024										906	2024	2015
									Total	$16,391	$5,420	$338
										Total net liability		$5,758

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	35.2%	23.2%	10.5%	8.8%	6.9%	4.3%	2.7%	1.7%	1.5%	0.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
2020	$1,788	$1,677	$1,621	$1,558	$1,551	$102	143,151
2021		1,741	1,757	1,786	1,800	181	149,164
2022			1,939	2,040	2,050	365	160,389
2023				2,245	2,222	744	166,691
2024					2,544	1,493	150,376
				Total	$10,167

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2020	$437	$696	$958	$1,192	$1,345	Adjustment Expenses,
2021		453	800	1,135	1,405	Net of Reinsurance
2022			540	966	1,324
2023				589	1,006	2020 -	Before
2024					604	2024	2020
				Total	$5,684	$4,483	$308
					Total net liability		$4,791

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	26.0%	18.9%	17.7%	15.0%	9.8%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
2015	$2,644	$2,585	$2,505	$2,441	$2,372	$2,279	$2,220	$2,155	$2,097	$2,050	$292	131,266
2016		2,768	2,690	2,569	2,473	2,372	2,300	2,235	2,151	2,111	262	132,057
2017			2,779	2,681	2,584	2,483	2,439	2,342	2,243	2,190	338	129,935
2018				2,744	2,687	2,599	2,503	2,416	2,318	2,245	381	132,125
2019					2,680	2,714	2,699	2,632	2,521	2,424	463	126,972
2020						2,559	2,530	2,433	2,271	2,152	519	98,066
2021							2,356	2,349	2,294	2,237	555	95,805
2022								2,293	2,294	2,226	676	103,114
2023									2,373	2,365	836	97,620
2024										2,352	1,363	86,556
									Total	$22,352

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$430	$893	$1,154	$1,310	$1,411	$1,470	$1,520	$1,547	$1,574	$1,592
2016		421	873	1,118	1,272	1,367	1,433	1,486	1,522	1,553
2017			433	890	1,154	1,314	1,418	1,490	1,544	1,585
2018				440	919	1,169	1,330	1,440	1,516	1,578	Liability for Claims
2019					466	951	1,229	1,402	1,518	1,593	And Allocated Claim
2020						389	794	1,017	1,164	1,273	Adjustment Expenses,
2021							427	848	1,076	1,234	Net of Reinsurance
2022								388	830	1,081
2023									444	925	2015 -	Before
2024										443	2024	2015
									Total	$12,857	$9,495	$6,262
										Total net liability		$15,757

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	19.2%	20.4%	11.4%	7.2%	4.8%	3.1%	2.6%	1.6%	1.4%	0.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
2015	$528	$524	$486	$437	$395	$414	$413	$414	$407	$411	$8	4,235
2016		512	511	504	520	514	510	511	509	512	20	4,419
2017			534	517	526	493	524	554	565	582	43	4,623
2018				530	548	585	595	605	612	636	42	4,890
2019					588	653	665	670	662	654	47	5,503
2020						772	753	741	698	684	108	5,501
2021							812	756	683	659	151	5,712
2022								803	763	727	264	5,098
2023									862	888	422	5,730
2024										1,001	716	4,772
									Total	$6,754

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2015	$38	$141	$234	$310	$338	$348	$381	$383	$387	$392
2016		30	141	233	313	378	446	463	472	479
2017			38	155	262	340	404	450	488	513
2018				49	182	290	383	458	504	559	Liability for Claims
2019					51	189	323	410	513	554	And Allocated Claim
2020						52	210	333	447	525	Adjustment Expenses,
2021							78	210	316	401	Net of Reinsurance
2022								69	212	335
2023									90	274	2015 -	Before
2024										115	2024	2015
									Total	$4,147	$2,607	$74
										Total net liability		$2,681

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	21.4%	18.4%	15.0%	11.6%	7.4%	6.6%	2.2%	1.0%	1.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2020	2021	2022	2023	2024	IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2020	$274	$203	$219	$222	$206	$49	816
2021		284	172	93	87	28	609
2022			310	261	187	71	744
2023				353	374	104	948
2024					363	311	783
				Total	$1,217

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2020	$50	$79	$110	$125	$139	Adjustment Expenses,
2021		25	50	57	58	Net of Reinsurance
2022			36	82	99
2023				96	202	2020 -	Before
2024					39	2024	2020
				Total	$537	$680	$34
					Total net liability		$714

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	21.8%	23.9%	10.5%	4.3%	6.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2020	2021	2022	2023	2024	IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2020	$2,829	$2,764	$2,729	$2,717	$2,695	$26	811,007
2021		3,716	3,770	3,751	3,724	82	1,000,923
2022			4,755	4,784	4,729	219	1,131,357
2023				5,206	5,133	593	1,109,494
2024					5,179	1,561	945,540
				Total	$21,460

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2020	$1,571	$2,126	$2,411	$2,561	$2,631	Adjustment Expenses,
2021		2,062	2,981	3,350	3,541	Net of Reinsurance
2022			2,683	3,855	4,278
2023				2,888	4,068	2020 -	Before
2024					2,838	2024	2020
				Total	$17,356	$4,104	$198
					Total net liability		$4,302

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	56.3%	23.3%	9.8%	5.3%	2.6%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2020	2021	2022	2023	2024	IBNR Reserves December 31, 2024	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2020	$3,019	$2,967	$2,909	$2,869	$2,859	$16	221,346
2021		3,463	3,486	3,444	3,423	22	233,960
2022			4,277	4,184	4,146	43	235,908
2023				5,171	5,018	214	267,031
2024					5,021	1,129	212,797
				Total	$20,467

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2020	$2,019	$2,673	$2,755	$2,802	$2,823	Adjustment Expenses,
2021		2,334	3,235	3,344	3,372	Net of Reinsurance
2022			2,537	3,828	4,018
2023				3,369	4,608	2020 -	Before
2024					3,402	2024	2020
				Total	$18,223	$2,244	$31
					Total net liability		$2,275

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	67.0%	26.3%	3.6%	1.2%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2024	Cumulative
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2015	$325	$325	$324	$321	$322	$322	$317	$317	$318	$318	$(1)	44,956
2016		325	369	369	377	377	376	378	379	380	(2)	45,503
2017			312	343	363	363	363	366	369	363	(3)	46,522
2018				396	416	418	422	425	427	424	(3)	50,329
2019					401	396	415	418	419	424	9	47,920
2020						313	301	288	283	281	10	30,038
2021							314	302	295	292	23	28,054
2022								349	356	360	35	33,023
2023									410	434	74	32,737
2024										462	128	31,642
									Total	$3,738

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2015	$146	$203	$228	$255	$276	$290	$302	$309	$311	$314
2016		190	255	279	310	331	347	358	364	370
2017			164	231	267	289	313	332	344	352
2018				197	275	306	342	370	386	399	Liability for Claims
2019					194	260	293	328	356	380	And Allocated Claim
2020						130	175	196	214	233	Adjustment Expenses,
2021							115	170	197	216	Net of Reinsurance
2022								152	220	248
2023									184	262	2015 -	Before
2024										188	2024	2015
									Total	$2,962	$776	$19
										Total net liability		$795

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	44.4%	17.7%	8.0%	7.4%	6.6%	4.6%	3.3%	1.9%	1.2%	0.9%
The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2024 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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
Asbestos and Environmental Reserves
At December 31, 2024 and 2023, the Company’s claims and claim adjustment expense reserves included $1.72 billion and $1.76 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.
It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including, without limitation, those which are set forth below.
Asbestos Reserves. Because each policyholder presents different liability and coverage issues, the Company generally conducts an in-depth asbestos claim review on an annual basis, including a review of domestic policyholders with open claims and litigation cases for potential product and “non-product” liability.  Policyholders are identified for this review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder.
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
During the third quarter of 2024, the Company completed its annual in-depth asbestos claim review. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2023. Net asbestos paid claims and claim adjustment expenses in 2024, 2023 and 2022 were $282 million, $212 million and $245 million, respectively. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2024, 2023 and 2022 resulted in $242 million, $284 million and $212 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates.
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
Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time, the number of policyholders with open environmental claims and the number of pending declaratory judgment actions relating to environmental matters. These policyholders continue to present smaller

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
exposures, are involved in fewer hazardous waste sites and are lower tier defendants than policyholders presenting such claims in the past. Moreover, more efficient clean-up technologies have reduced clean-up costs in many instances depending on the remedy chosen at sites. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, inflationary impacts on consulting and contractor costs, increased involvement of regulatory agencies and costs of their involvement, and the application of more stringent cleanup standards, including on emerging contaminants, has contributed to reserve development on existing environmental claims. Additionally, the costs associated with coverage litigation on environmental matters has been greater than anticipated, driven by claims and legal developments in a limited number of jurisdictions. As a result of these factors, in 2024, 2023 and 2022, the Company increased its net environmental reserves by $78 million, $93 million and $132 million, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT
Debt outstanding was as follows:

(at December 31, in millions)	2024	2023
Short-term:
Commercial paper	$100	$100
Total short-term debt	100	100
Long-term:
7.75% Senior notes due April 15, 2026[1]	200	200
7.625% Junior subordinated debentures due December 15, 2027 (effective interest rate 6.147%)	125	125
6.375% Senior notes due March 15, 2033[1]	500	500
6.75% Senior notes due June 20, 2036[1]	400	400
6.25% Senior notes due June 15, 2037[1]	800	800
5.35% Senior notes due November 1, 2040[1]	750	750
4.60% Senior notes due August 1, 2043[1]	500	500
4.30% Senior notes due August 25, 2045[1]	400	400
8.50% Junior subordinated debentures due December 15, 2045 (effective interest rate 6.362%)	56	56
3.75% Senior notes due May 15, 2046[1]	500	500
8.312% Junior subordinated debentures due July 1, 2046 (effective interest rate 6.362%)	73	73
4.00% Senior notes due May 30, 2047[1]	700	700
4.05% Senior notes due March 7, 2048[1]	500	500
4.10% Senior notes due March 4, 2049[1]	500	500
2.55% Senior notes due April 27, 2050[1]	500	500
3.05% Senior notes due June 8, 2051[1]	750	750
5.45% Senior notes due May 25, 2053[1]	750	750
Total long-term debt	8,004	8,004
Total debt principal	8,104	8,104
Unamortized fair value adjustment	34	35
Unamortized debt issuance costs	(105)	(108)
Total debt	$8,033	$8,031
________________________________________________________
(1)The effective interest rate to maturity does not differ materially from the issued rate.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2024 ranged from 4.59% to 5.36%, and in 2023 ranged from 4.29% to 5.34%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million and $3 million for the years ended December 31, 2024 and 2023, respectively.
The following table presents merger-related unamortized fair value adjustments:

			Unamortized Fair Value Purchase Adjustment at December 31,
(in millions)	Issue Rate	Maturity Date	2024	2023
Junior subordinated debentures	7.625%	Dec. 2027	$5	$6
	8.500%	Dec. 2045	13	13
	8.312%	Jul. 2046	16	16
Total			$34	$35
Maturities—Other than commercial paper, the amount of debt obligations that become due in each of the next five years is as follows: 2025, $0; 2026, $200 million; 2027, $125 million; 2028, $0; and 2029, $0.
Credit Agreement
On June 15, 2022, the Company entered into to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that was due to expire on June 4, 2023. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company’s net worth at March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors.  At December 31, 2024, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings.  At December 31, 2024, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
The Company has uncollateralized letters of credit with an aggregate limit of $306 million at December 31, 2024, including $260 million that provides a portion of the capital needed to support the Company’s obligations at Lloyd’s.

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
Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors.  In April 2023, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. During 2024, the Company repurchased 4.4 million shares under its share repurchase authorizations, for a total of $1.0 billion. The average cost per share repurchased was $225.44. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At December 31, 2024, the Company had $5.04 billion of capacity remaining under its share repurchase authorizations.
The Company’s Amended and Restated 2014 Stock Incentive Plan and the 2023 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.  During the years ended December 31, 2024 and 2023, the Company acquired $146 million and $64 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $4.17 billion is available by the end of 2025 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department.  The Company may choose to accelerate the timing within 2025 and/or increase the amount of dividends from its insurance subsidiaries in 2025, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus at December 31, 2024 significantly above the level at which any regulatory action would occur. Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written. Each of the Company’s foreign insurance subsidiaries also had capital significantly above their respective regulatory requirements at December 31, 2024.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity at December 31, 2024.
The U.S. insurance subsidiaries paid dividends of $2.00 billion, $1.17 billion and $2.90 billion during 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, TRV declared cash dividends per common share of $4.15, $3.93 and $3.67, respectively, and paid cash dividends of $951 million, $908 million and $875 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $4.74 billion, $2.85 billion and $2.62 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $27.72 billion and $25.11 billion at December 31, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                     OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2024, 2023 and 2022.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$2,233	$182	$(473)	$(749)	$1,193
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(7,387)	(3)	(102)	(256)	(7,748)
Amounts reclassified from AOCI, net of tax	77	—	33	—	110
Net OCI, current period	(7,310)	(3)	(69)	(256)	(7,638)
Balance, December 31, 2022	(5,077)	179	(542)	(1,005)	(6,445)
OCI before reclassifications, net of tax	1,692	1	94	121	1,908
Amounts reclassified from AOCI, net of tax	76	—	(10)	—	66
Net OCI, current period	1,768	1	84	121	1,974
Balance, December 31, 2023	(3,309)	180	(458)	(884)	(4,471)
OCI before reclassifications, net of tax	(619)	4	238	(219)	(596)
Amounts reclassified from AOCI, net of tax	104	—	(4)	—	100
Net OCI, current period	(515)	4	234	(219)	(496)
Balance, December 31, 2024	$(3,824)	$184	$(224)	$(1,103)	$(4,967)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2024	2023	2022
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(644)	$2,249	$(9,276)
Income tax expense (benefit)	(129)	481	(1,966)
Net of taxes	(515)	1,768	(7,310)
Having credit losses recognized in the consolidated statement of income	5	1	(4)
Income tax expense (benefit)	1	—	(1)
Net of taxes	4	1	(3)
Net changes in benefit plan assets and obligations	296	106	(87)
Income tax expense (benefit)	62	22	(18)
Net of taxes	234	84	(69)
Net changes in unrealized foreign currency translation	(232)	138	(273)
Income tax expense (benefit)	(13)	17	(17)
Net of taxes	(219)	121	(256)
Total other comprehensive income (loss)	(575)	2,494	(9,640)
Income tax expense (benefit)	(79)	520	(2,002)
Total other comprehensive income (loss), net of taxes	$(496)	$1,974	$(7,638)

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

(for the year ended December 31, in millions)	2024	2023	2022
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$131	$96	$98
Income tax benefit (2)	27	20	21
Net of taxes	104	76	77
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	(2)	(5)	17
General and administrative expenses (benefit) (3)	(3)	(8)	24
Total	(5)	(13)	41
Income tax (expense) benefit (2)	(1)	(3)	8
Net of taxes	(4)	(10)	33
Reclassification adjustment related to foreign currency translation (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Total reclassifications	126	83	139
Total income tax benefit	26	17	29
Total reclassifications, net of taxes	$100	$66	$110
___________________________________________
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2024	2023	2022
Basic and Diluted
Net income, as reported	$4,999	$2,991	$2,842
Participating share-based awards — allocated income	(38)	(22)	(20)
Net income available to common shareholders — basic and diluted	$4,961	$2,969	$2,822
Common Shares
Basic
Weighted average shares outstanding	228.0	229.7	237.0
Diluted
Weighted average shares outstanding	228.0	229.7	237.0
Weighted average effects of dilutive securities:
Stock options and performance shares	3.1	2.5	2.7
Total	231.1	232.2	239.7
Net income Per Common Share	0
Basic	$21.76	$12.93	$11.91
Diluted	$21.47	$12.79	$11.77

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES
Components of Income Tax Expense
The following table presents the components of income tax expense (benefit) included in the amounts reported in the Company’s consolidated financial statements:

(for the year ended December 31, in millions)	2024	2023	2022
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$1,252	$477	$636
Foreign	70	20	97
State	14	7	8
Total current tax expense	1,336	504	741
Deferred expense (benefit):
Federal	(152)	(163)	(186)
Foreign	(3)	39	(43)
Total deferred tax benefit	(155)	(124)	(229)
Total income tax expense included in the consolidated statement of income	1,181	380	512
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	(79)	520	(2,002)
Total income tax expense (benefit) included in the consolidated financial statements	$1,102	$900	$(1,490)
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income:

(for the year ended December 31, in millions)	2024	2023	2022
Income before income taxes
U.S.	$5,947	$3,122	$3,101
Foreign	233	249	253
Total income before income taxes	6,180	3,371	3,354
Effective tax rate
Statutory tax rate	21%	21%	21%
Expected federal income tax expense	1,298	708	704
Tax effect of:
Nontaxable investment income	(122)	(132)	(149)
Audit reserve	9	(205)	(40)
Other, net	(4)	9	(3)
Total income tax expense	$1,181	$380	$512
Effective tax rate	19%	11%	15%
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
The Company paid income taxes of $1.31 billion, $201 million and $817 million during the years ended December 31, 2024, 2023 and 2022, respectively.  The current income tax payable of $301 million and $285 million at December 31, 2024 and 2023, respectively, was included in other liabilities in the consolidated balance sheet.
Deferred Tax Asset
The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2024	2023
Deferred tax assets
Investments	$659	$532
Claims and claim adjustment expense reserves	708	665
Unearned premium reserves	833	772
Internally developed software	303	204
Other	261	258
Total gross deferred tax assets	2,764	2,431
Less: valuation allowance	38	35
Adjusted gross deferred tax assets	2,726	2,396
Deferred tax liabilities
Deferred acquisition costs	673	627
Intangibles	87	70
Depreciation	118	125
Other	86	70
Total gross deferred tax liabilities	964	892
Net deferred tax asset	$1,762	$1,504
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  The net change in the valuation allowance for deferred tax assets was an increase of $3 million in 2024, driven by an increase in the Company’s Canadian subsidiary.  Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. Any potential U.S. income tax on these amounts is immaterial.
The Organization for Economic Cooperation and Development (OECD) has developed guidance known as base erosion and profit shifting as part of its initiative to address corporate tax planning strategies used by some multinationals to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or no-tax locations. This guidance generally imposes rules with a global minimum tax of 15%, which is effective in 2024 for several of the jurisdictions in which the Company operates. The Company was not subject to any global minimum taxes imposed by these rules in 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Net Operating Losses
For tax return purposes, as of December 31, 2024, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom.  The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws.  All of the benefits of the United Kingdom NOL carryforwards, substantially all of the benefits of the United States NOL carryforwards, and a portion of the benefits of the Canada NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. None of the Republic of Ireland NOL carryforwards have been recognized in the consolidated financial statements.  The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$63	2035-2036
Canada	$147	2035-2044
Republic of Ireland	$114	None
United Kingdom	$189	None
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Balance at January 1	$14	$9
Additions for tax positions of prior years	1	3
Reductions for tax positions of prior years	(1)	—
Additions based on tax positions related to current year	4	3
Expiration of statute of limitations	(1)	(1)
Balance at December 31	$17	$14
Included in the balances at December 31, 2024 and 2023 were $17 million and $12 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  Also included in the balances at those dates were $0 million and $2 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  During the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $5 million, $3 million and $(13) million in interest, respectively.  The Company had approximately $11 million and $6 million accrued for the payment of interest at December 31, 2024 and 2023, respectively.
The IRS has completed examination of the Company’s U.S. income tax returns for all years through 2018. The statute of limitations for federal income tax purposes has closed for all tax years prior to 2021. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.
14.                                      SHARE-BASED INCENTIVE COMPENSATION
The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. 2023 Stock Incentive Plan (the 2023 Incentive Plan), the purposes of which are to align the interests of the Company’s non-employee directors, executive officers and other employees with those of the Company’s shareholders and to attract and retain personnel by providing incentives in the form of share-based awards.  The 2023 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company’s common stock. The Company has a

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
policy of issuing new shares to settle the exercise of stock option awards under the various settlement alternatives allowed under the 2023 Incentive Plan, and the vesting of other equity awards.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

(for the year ended December 31,)	2024	2023	2022
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	25.80%	25.63% - 25.99%	24.81%
Weighted average volatility	25.80%	25.63%	24.81%
Expected annual dividend per share	$4.00	$3.72	$3.52
Risk-free rate	3.99%	3.63% - 3.89%	1.83%
Additional information
Weighted average grant-date fair value of options granted (per share)	$56.45	$47.77	$35.70
Total intrinsic value of options exercised during the year (in millions)	$205	$58	$110
A summary of stock option activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2024 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	8,422,982	$141.82
Original grants	770,664	213.01
Exercised	(2,152,345)	127.33
Forfeited or expired	(35,554)	185.48
Outstanding, end of year	7,005,747	$153.89	5.7 years	$610
Vested at end of year (1)	6,241,970	$149.36	5.4 years	$571
Exercisable at end of year	4,558,301	$134.65	4.5 years	$484
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
Subsequent to the balance sheet date, on February 4, 2025, the Company granted 648,808 stock option awards under the 2023 Incentive Plan with an exercise price of $244.06 per share. The fair value attributable to the stock option awards on the date of grant was $68.92 per share.
Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs
The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program pursuant to the 2023 Incentive Plan.  A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied.  In addition, members of the Company’s Board of Directors can be issued deferred stock units from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer, committee chair fees and lead director fees); and (iii) dividend equivalents earned on outstanding deferred compensation.
The Company also has a Performance Share Awards program pursuant to the 2023 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance share awards are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
three years for full vesting. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest.  If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 200% for awards granted in 2023 and 2024), depending on the actual return on equity attained.
The fair value of restricted stock units, deferred stock units and performance shares was measured at the market price of the Company stock at date of grant.  Under terms of the 2023 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2024, 2023 and 2022 was $253 million, $164 million and $159 million, respectively.
A summary of restricted stock units, deferred stock units and performance share activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2024 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,025,695		$167.98	1,004,799		$180.87
Granted	632,770		210.23	282,921		213.01
Vested	(500,718)	(1)	164.60	(575,266)	(2)	172.50
Forfeited	(56,758)		186.74	(9,156)		189.68
Performance-based adjustment	—		—	452,350	(3)	200.86
Nonvested, end of year	1,100,989		$192.83	1,155,648		$200.66
___________________________________________
(1)Represents awards for which the requisite service has been rendered.
(2)Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(3)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2022 through 2024.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares.  The number of nonvested dividend equivalent shares related to deferred stock units was 260 at the beginning of the year and 165 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 33,757 at the beginning of the year and 35,112 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period.  Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted.  The compensation cost reflects an estimated annual forfeiture rate from 1.5% to 3.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2024, 2023 and 2022 was $260 million, $214 million and $183 million, respectively. Included in these amounts are compensation cost adjustments of $68 million, $39 million and $23 million, for the years ended December 31, 2024, 2023 and 2022, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards.  The related tax benefits recognized in earnings were $43 million, $36 million and $31 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, there was $248 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2023 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.  Cash received from the exercise of employee stock options under share-based compensation plans totaled $321 million, $141 million and $267 million in 2024, 2023 and 2022, respectively. The tax benefit for tax deductions from employee stock options exercised during 2024, 2023 and 2022 totaled $39 million, $11 million and $22 million, respectively.

Awards Made Subsequent to the Balance Sheet Date
On February 4, 2025, the Company granted 685,943 common stock awards in the form of restricted stock units, deferred stock units and performance share awards under the 2023 Incentive Plan to participating officers, non-employee directors and other key employees.
Included in the total common stock awards granted were 432,987 shares of restricted stock units and deferred stock units with a fair value per share attributable to the units of $244.06.
The remaining common stock awards granted were 252,956 performance share awards, which are settled in common stock and are contingent on the Company’s attainment of certain performance and market-based goals over the performance period and the recipient meeting certain years of service. The percentage of shares that may vest at the end of the performance period is subject to the attainment of identified return-on-equity (ROE) performance goals, and is adjusted (up or down) based on the Company’s total shareholder return relative to the S&P Financials Index. The range of performance shares that may vest under the Plan is 0% to 200%. The fair value per share of the performance awards at grant date was $251.19.

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

(at and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,454	$3,400	$184	$180	$3,638	$3,580
Benefits earned	111	104	5	4	116	108
Interest cost on benefit obligation	163	167	9	9	172	176
Actuarial (gain) loss	(159)	123	4	1	(155)	124
Benefits paid	(324)	(340)	(14)	(13)	(338)	(353)
Foreign currency exchange rate change	—	—	(2)	3	(2)	3
Benefit obligation at end of year	$3,245	$3,454	$186	$184	$3,431	$3,638
Change in plan assets:
Fair value of plan assets at beginning of year	$4,149	$3,938	$97	$95	$4,246	$4,033
Actual return on plan assets	409	551	8	(2)	417	549
Company contributions	—	—	12	13	12	13
Benefits paid	(324)	(340)	(14)	(13)	(338)	(353)
Foreign currency exchange rate change	—	—	(3)	4	(3)	4
Fair value of plan assets at end of year	4,234	4,149	100	97	4,334	4,246
Funded status of plan at end of year	$989	$695	$(86)	$(87)	$903	$608
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$989	$695	$32	$27	$1,021	$722
Accrued under-funded benefit plan liabilities	—	—	(118)	(114)	(118)	(114)
Total	$989	$695	$(86)	$(87)	$903	$608
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$381	$663	$14	$13	$395	$676
Prior service cost (benefit)	—	—	1	1	1	1
Total	$381	$663	$15	$14	$396	$677

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2024	2023
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$92	$99
Benefits earned	—	—
Interest cost on benefit obligation	4	5
Actuarial gain	(28)	(6)
Benefits paid	(5)	(6)
Foreign currency exchange rate change	(1)	—
Benefit obligation at end of year	$62	$92
Change in plan assets:
Fair value of plan assets at beginning of year	$7	$8
Actual return on plan assets	—	—
Company contributions	4	5
Benefits paid	(5)	(6)
Fair value of plan assets at end of year	6	7
Funded status of plan at end of year	$(56)	$(85)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(56)	$(85)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(110)	$(91)
Prior service benefit	(4)	(8)
Total	$(114)	$(99)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $3.27 billion and $3.47 billion at December 31, 2024 and 2023, respectively. The qualified domestic pension plan accounted for $3.09 billion and $3.30 billion of the total accumulated benefit obligation at December 31, 2024 and 2023, respectively, whereas the nonqualified and foreign plans accounted for $180 million and $176 million of the total accumulated benefit obligation at December 31, 2024 and 2023, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $118 million and $114 million at December 31, 2024 and 2023, respectively, and the aggregate plan assets were $0 million at both December 31, 2024 and 2023. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $112 million and $106 million at December 31, 2024 and 2023, respectively, and the aggregate plan assets were $0 million at both December 31, 2024 and 2023.  For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $62 million and $92 million at December 31, 2024 and 2023, respectively, and the aggregate plan assets were $6 million and $7 million at December 31, 2024 and 2023, respectively.
The $159 million actuarial gain experienced in 2024 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2024. The $123 million actuarial loss experienced in 2023 for the qualified domestic pension plan was largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2023.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan.  In 2024, 2023 and 2022, there were no required or voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2025, and the Company has not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
determined whether additional funding will be made during 2025. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2025.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income (loss) related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost (Benefit):
Service cost	$116	$108	$145	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	172	176	101	4	5	3
Expected return on plan assets	(298)	(311)	(296)	—	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	(1)	(3)	(3)	(3)
Net actuarial (gain) loss	7	—	49	(9)	(9)	(4)
Total non-service cost (benefit)	(119)	(136)	(147)	(8)	(7)	(4)
Net periodic benefit cost (benefit)	(3)	(28)	(2)	(8)	(7)	(4)
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Prior service benefit	—	—	—	—	—	—
Net actuarial (gain) loss	(274)	(114)	174	(28)	(6)	(45)
Foreign currency exchange rate change	—	—	(2)	1	—	1
Amortization of prior service benefit	—	1	1	3	3	3
Amortization of net actuarial gain (loss)	(7)	—	(49)	9	9	4
Total other changes recognized in other comprehensive income (loss)	(281)	(113)	124	(15)	6	(37)
Total other changes recognized in net periodic benefit cost (benefit) and other comprehensive income (loss)	$(284)	$(141)	$122	$(23)	$(1)	$(41)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2024, 2023 and 2022.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2024	2023	2022	2024	2023	2022
Service Cost:
Net investment income	$1	$—	$1	$—	$—	$—
Claims and claim adjustment expenses	45	44	58	—	—	—
General and administrative expenses	70	64	86	—	—	—
Total service cost	116	108	145	—	—	—

Non-Service Cost (Benefit):
Net investment income	(1)	(1)	(1)	—	—	—
Claims and claim adjustment expenses	(45)	(54)	(59)	(3)	(3)	(2)
General and administrative expenses	(73)	(81)	(87)	(5)	(4)	(2)
Total non-service cost (benefit)	(119)	(136)	(147)	(8)	(7)	(4)
Net periodic benefit cost (benefit)	$(3)	$(28)	$(2)	$(8)	$(7)	$(4)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(at and for the year ended December 31,)	2024	2023
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	5.69%	5.02%
Nonqualified domestic pension plan	5.51%	4.94%
Domestic postretirement benefit plan	5.48%	4.88%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	5.10%	5.27%
Interest cost	4.91%	5.18%
Nonqualified domestic pension plan:
Service cost	4.98%	5.16%
Interest cost	4.86%	5.11%
Domestic postretirement benefit plan:
Interest cost	4.84%	5.03%
Expected long-term rate of return on assets:
Qualified domestic pension plan	7.00%	7.00%
Domestic postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates (1)
Following year	(18.04)%	(2.78)%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033
___________________________________________
(1)The 2025 assumed health care cost trend rate of (18.04)% reflects known negotiated medical premium rate changes and expected drug reimbursements to the Company’s baseline health care cost trend rate of 10.00%. After 2025, assumed health care cost trend rates are expected to increase in the subsequent year and then are expected to decrease in a linear pattern until the rate reaches the ultimate trend rate of 4.50% in 2033. The 2024 assumed health care cost trend rate of (2.78)% reflects known negotiated medical premium rate changes to the Company’s baseline health care cost trend rate of 8.00%.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$109	$—	$109	$—
Debt securities issued by foreign governments	34	—	34	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8	—	8	—
Corporate and all other bonds	751	—	751	—
Total fixed maturities	902	—	902	—
Mutual funds
Equity mutual funds	1,178	1,172	6	—
Bond mutual funds	667	636	31	—
Total mutual funds	1,845	1,808	37	—
Equity securities	1,401	1,401	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	108	108	—	—
Other	77	62	15	—
Total cash and short-term securities	185	170	15	—
Total	$4,334	$3,379	$954	$1

(at December 31, 2023, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$105	$—	$105	$—
Debt securities issued by foreign governments	32	—	32	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8	—	8	—
Corporate and all other bonds	776	—	776	—
Total fixed maturities	921	—	921	—
Mutual funds
Equity mutual funds	1,207	1,201	6	—
Bond mutual funds	658	655	3	—
Total mutual funds	1,865	1,856	9	—
Equity securities	1,302	1,302	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	—	—	—	—
Other	157	114	43	—
Total cash and short-term securities	157	114	43	—
Total	$4,246	$3,272	$973	$1

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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $6 million and $7 million at December 31, 2024 and 2023, respectively, which are measured at fair value on a recurring basis.  The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.
Estimated Future Benefit Payments
The following table presents the estimated benefits expected to be paid by the Company’s pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2025	$283	$5
2026	289	6
2027	295	6
2028	299	6
2029	296	6
2030 through 2034	1,427	27
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee’s Savings Plan account, subject to limitations described below. In addition, when an eligible U.S. employee makes a payment toward their student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company’s matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,500, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees and certain domestic employees participate in separate savings plans.  The total expense related to all of the savings plans was $170 million, $154 million and $139 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(for the year ended December 31, in millions)	2024	2023	2022

Lease cost
Operating leases	$73	$76	$81
Short-term leases (1)	3	3	2
Lease expense	76	79	83
Less: sublease income (2)	—	—	—
Net lease cost	$76	$79	$83

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$79	$87	$93
Right-of-use assets obtained in exchange for new lease liabilities	$95	$37	$30
Weighted average discount rate	3.82%	2.79%
Weighted average remaining lease term	5.7 years	4.1 years
_________________________________________________________
(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.
The following table presents the contractual maturities of the Company’s lease liabilities:

(in millions)	Real Estate Lease Liability

2025	$71
2026	64
2027	54
2028	45
2029	32
Thereafter	67
Total undiscounted lease payments	333
Less: present value adjustment	58
Operating lease liability	$275

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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments. These commitments totaled $1.49 billion and $2.05 billion at December 31, 2024 and 2023, respectively.
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million at December 31, 2024.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications.  The Company also provides standard indemnifications that it utilizes with service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2024, all of which is indemnified by a third party.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements. The Company does not expect to make any material payments related to these guarantees.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
During 2024, the Massachusetts Property Insurance Underwriting Association, a FAIR Plan of which the Company was a member, was restructured from a partnership that shares profits and losses with Member Companies to a joint underwriting association, or JUA, that is a stand-alone, risk-bearing entity. This restructuring included a noncash exchange of the Company’s share of undistributed members’ equity for a beneficial interest in a new Fair Plan Trust which resulted in noncash investing activity totaling $32 million. In unrelated transactions, the Company issued common stock during 2024 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $32 million from the net share settlement of employee stock options.
There were no other material noncash financing or investing activities during the years ended December 31, 2024, 2023 and 2022.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for Corvus Insurance Holdings, Inc. (Corvus) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired all of the issued and outstanding shares of Corvus on January 2, 2024. Corvus represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the year ended December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Corvus and, if necessary, will make appropriate changes as it integrates Corvus into the Company’s overall internal control over financial reporting.
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
Management has assessed the Company’s internal control over financial reporting as of December 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2024, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Corvus Insurance Holdings, Inc. (Corvus) during 2024, and management excluded an assessment of Corvus’ internal control from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Corvus represented less than 1% of the Company’s consolidated total assets, consolidated total revenues and net income as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Corvus.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
February 13, 2025

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 13, 2025.

Name	Age	Office
Alan D. Schnitzer	59	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	76	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	56	Vice Chairman and Chief Legal Officer
Daniel S. Frey	60	Executive Vice President and Chief Financial Officer
Andy F. Bessette	71	Executive Vice President and Chief Administrative Officer
Michael F. Klein	57	Executive Vice President and President, Personal Insurance
Jeffrey P. Klenk	55	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	55	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	59	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	60	Executive Vice President, Strategic Development and President, International
David D. Rowland	59	Executive Vice President and Co-Chief Investment Officer
Gregory C. Toczydlowski	58	Executive Vice President and President, Business Insurance
Daniel T.H. Yin	59	Executive Vice President and Co-Chief Investment Officer
Alan D. Schnitzer, 59, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014.  Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 76, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 56, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.

Daniel S. Frey, 60, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 71, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 57, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Jeffrey P. Klenk, 55, has been Executive Vice President and President, Bond & Specialty Insurance since September 2021. Mr. Klenk joined the Company in 1999 and previously since 2016, he served as Executive Vice President, Management Liability, Bond & Specialty Insurance.
Diane Kurtzman, 55, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 59, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 60, has been Executive Vice President, Strategic Development and President, International since October 2018. Prior to that, she was Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007.  Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications.  Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002.  Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
David D. Rowland, 59, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Fixed Income. Mr. Rowland joined the Company in 1996 from Piper Jaffray Companies, where he was Vice President in the fixed income group.
Gregory C. Toczydlowski, 58, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.
Daniel T.H. Yin, 59, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Alternative Investments. Mr. Yin joined the Company in 2002 from ACE Asset Management, the investment arm of what is now Chubb, Ltd., where he was responsible for implementing investment strategies across a global portfolio.

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
Other
The following sections of the Company’s definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2024 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2025 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee,” “Governance of Your Company - Securities Trading Policy,” “Share Ownership Information - Delinquent Section 16(a) Reports” and “Other Information - Shareholder Proposals for 2026 Annual Meeting” to the extent applicable.

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2024,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2024,” “Option Exercises and Stock Vested in 2024,” “Outstanding Equity Awards at December 31, 2024,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2024 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. 2023 Stock Incentive Plan (the 2023 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,732,432	(2)	$153.46	per share	(3)	4,236,219	(4)
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
(2)Total includes (i) 7,098,132 stock options, (ii) 918,183 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,541,388 restricted stock units, (iv) 159,324 director deferred stock awards and dividend equivalents accrued thereon and (v) 15,405 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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
(4)These shares are available for grant as of December 31, 2024 under the 2023 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 5,789,184 shares initially authorized for issuance under the 2023 Incentive Plan and shares subject to awards under the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

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

10.17*
The Company’s Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.18*
First Amendment to the Company’s Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.19*
The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.20*
First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.21*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.22*
The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2016, was filed as Exhibit 10.29 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference.

10.23*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.24*
The St. Paul Companies, Inc. Benefit Equalization Plan-2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.25*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.26*
Form of Amended and Restated Non-Solicitation and Non-Disclosure Agreement for Executive Officers was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference.

10.27*
Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference.

10.28†*	Form of Stock Option Grant Notification and Agreement.
10.29†*	Form of Restricted Stock Unit Award Notification and Agreement.
10.30*
Form of Performance Share Award Notification and Agreement (2022) was filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference.

10.31*
Form of Performance Share Award Notification and Agreement (2023) was filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

10.32*
Form of Performance Share Award Notification and Agreement (2024) was filed as Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by reference.

10.33†*	Form of Performance Share Award Notification and Agreement (2025).
10.34†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
19.1†	Securities Trading Policy.
21.1†	A list of the subsidiaries of the Company.
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
97.1*
The Travelers Companies, Inc. Policy Regarding Recovery of Executive Compensation Based on Financial Reporting Measures effective December 1, 2023 was filed as Exhibit 97.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by reference.

101.1†
The following information from The Travelers Companies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheet as of December 31, 2024 and 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 13, 2025	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2025
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Daniel S. Frey
By	/s/ PAUL E. MUNSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2025
Paul E. Munson
By	*	Director	February 13, 2025
Russell G. Golden
By	*	Director	February 13, 2025
William J. Kane
By	*	Director	February 13, 2025
Thomas B. Leonardi
By	*	Director	February 13, 2025
Clarence Otis Jr.
By	*	Director	February 13, 2025
Elizabeth E. Robinson
By	*	Director	February 13, 2025
Rafael Santana
By	*	Director	February 13, 2025
Todd C. Schermerhorn
By	*	Director	February 13, 2025
Laurie J. Thomsen
By	*	Director	February 13, 2025
Bridget van Kralingen
By	*	Director	February 13, 2025
David S. Williams
	/s/ CHRISTINE K. KALLA		February 13, 2025
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2024	2023	2022
Revenues
Net investment income	$92	$92	$30
Net realized investment gains (losses)	34	37	(51)
Total revenues	126	129	(21)
Expenses
Interest	344	328	303
Other	3	(18)	13
Total expenses	347	310	316
Loss before income taxes and net income of subsidiaries	(221)	(181)	(337)
Income tax benefit	(88)	(58)	(99)
Loss before net income of subsidiaries	(133)	(123)	(238)
Net income of subsidiaries	5,132	3,114	3,080
Net income	$4,999	$2,991	$2,842

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31,	2024	2023	2022
Net income	$4,999	$2,991	$2,842
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains (losses) on investment securities having no credit losses recognized in the condensed statement of income	(1)	3	(12)
Net changes in benefit plan assets and obligations	294	111	(105)
Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	293	114	(117)
Income tax expense (benefit)	61	30	(38)
Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	232	84	(79)
Other comprehensive income (loss) of subsidiaries	(728)	1,890	(7,559)
Other comprehensive income (loss)	(496)	1,974	(7,638)
Comprehensive income (loss)	$4,503	$4,965	$(4,796)

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

As of December 31,	2024	2023
Assets
Fixed maturities	$186	$182
Equity securities	284	241
Short-term securities	1,748	1,494
Investment in subsidiaries	32,374	29,946
Other assets	774	549
Total assets	$35,366	$32,412
Liabilities
Debt	$7,337	$7,336
Other liabilities	158	146
Total liabilities	7,495	7,482
Shareholders’ equity
Common stock (1,750.0 shares authorized; 226.6 and 228.2 shares issued and outstanding)	25,452	24,906
Retained earnings	49,637	45,600
Accumulated other comprehensive loss	(4,967)	(4,471)
Treasury stock, at cost (564.3 and 559.2 shares)	(42,251)	(41,105)
Total shareholders’ equity	27,871	24,930
Total liabilities and shareholders’ equity	$35,366	$32,412

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2024	2023	2022
Cash flows from operating activities
Net income	$4,999	$2,991	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(5,132)	(3,114)	(3,080)
Dividends received from consolidated subsidiaries	1,964	1,125	2,860
Capital received from subsidiaries	48	18	—
Deferred federal income tax expense	9	17	14
Change in income taxes payable	(7)	(2)	(13)
Other	130	142	7
Net cash provided by operating activities	2,011	1,177	2,630
Cash flows from investing activities
Net sales (purchases) of short-term securities	(254)	(88)	73
Other investments, net	(8)	(37)	(35)
Net cash provided by (used in) investing activities	(262)	(125)	38
Cash flows from financing activities
Treasury stock acquired—share repurchase authorizations	(1,003)	(958)	(2,000)
Treasury stock acquired—net employee share-based compensation	(114)	(64)	(61)
Dividends paid to shareholders	(951)	(908)	(875)
Issuance of debt	—	738	—
Issuance of common stock—employee share options	321	141	267
Net cash used in financing activities	(1,747)	(1,051)	(2,669)
Net increase (decrease) in cash	2	1	(1)
Cash at beginning of year	1	—	1
Cash at end of year	$3	$1	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$122	$73	$100
Cash paid during the year for interest	$343	$322	$301
Supplemental disclosure of noncash financing activities
Issuance of common stock — net share settlement of employee stock options	$32	$—	$—

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

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2022-2024
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2024
Business Insurance	$1,698	$49,731	$10,831	$21,345	$2,560	$13,679	$3,588	$3,303	$22,078
Bond & Specialty Insurance	502	5,365	3,012	3,958	390	1,774	756	832	4,109
Personal Insurance	1,294	8,992	8,446	16,638	640	11,606	2,629	1,640	17,169
Total—Reportable Segments	3,494	64,088	22,289	41,941	3,590	27,059	6,973	5,775	43,356
Other	—	5	—	—	—	—	—	436	—
Consolidated	$3,494	$64,093	$22,289	$41,941	$3,590	$27,059	$6,973	$6,211	$43,356
2023
Business Insurance	$1,580	$47,739	$10,068	$19,144	$2,085	$12,696	$3,173	$3,041	$20,430
Bond & Specialty Insurance	477	4,945	2,861	3,655	328	1,485	673	681	3,842
Personal Insurance	1,249	8,937	7,943	14,962	509	12,034	2,380	1,417	15,929
Total—Reportable Segments	3,306	61,621	20,872	37,761	2,922	26,215	6,226	5,139	40,201
Other	—	6	—	—	—	—	—	413	—
Consolidated	$3,306	$61,627	$20,872	$37,761	$2,922	$26,215	$6,226	$5,552	$40,201
2022
Business Insurance	$1,315	$45,909	$8,619	$17,095	$1,864	$10,907	$2,788	$2,827	$17,635
Bond & Specialty Insurance	430	4,482	2,679	3,418	258	1,378	625	590	3,732
Personal Insurance	1,091	8,252	6,942	13,250	440	10,569	2,102	1,362	14,047
Total—Reportable Segments	2,836	58,643	18,240	33,763	2,562	22,854	5,515	4,779	35,414
Other	—	6	—	—	—	—	—	382	—
Consolidated	$2,836	$58,649	$18,240	$33,763	$2,562	$22,854	$5,515	$5,161	$35,414
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
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2024
Reinsurance recoverables	$118	$1	$—	$—	$119
Allowance for uncollectible:
Premiums receivable from underwriting activities	$69	$50	$—	$61	$58
Deductibles	$29	$(1)	$—	$—	$28
2023
Reinsurance recoverables	$132	$(14)	$—	$—	$118
Allowance for uncollectible:
Premiums receivable from underwriting activities	$77	$42	$—	$50	$69
Deductibles	$25	$5	$—	$1	$29
2022
Reinsurance recoverables	$141	$(9)	$—	$—	$132
Allowance for uncollectible:
Premiums receivable from underwriting activities	$107	$56	$(2)	$84	$77
Deductibles	$29	$(3)	$—	$1	$25
___________________________________________
(1)    Credited to the related asset account.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2022-2024
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount from Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2024	$3,494	$64,088	$1,070	$22,289	$41,941	$3,590	$27,508	$(548)	$6,973	$24,151	$43,356
2023	$3,306	$61,621	$1,096	$20,872	$37,761	$2,922	$26,159	$(38)	$6,226	$23,276	$40,201
2022	$2,836	$58,643	$1,124	$18,240	$33,763	$2,562	$23,308	$(537)	$5,515	$20,351	$35,414
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of the notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.