Form 10-Q
period 2025-03-31
TRAVELERS COMPANIES, INC.
filed 2025-04-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 11, 2025 was 226,568,786.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2025
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$10,710	$10,126
Net investment income	930	846
Fee income	119	109
Net realized investment gains (losses)	(61)	35
Other revenues	112	112
Total revenues	11,810	11,228
Claims and expenses
Claims and claim adjustment expenses	8,006	6,656
Amortization of deferred acquisition costs	1,778	1,698
General and administrative expenses	1,459	1,406
Interest expense	99	98
Total claims and expenses	11,342	9,858
Income before income taxes	468	1,370
Income tax expense	73	247
Net income	$395	$1,123
Net income per share
Basic	$1.73	$4.87
Diluted	$1.70	$4.80
Weighted average number of common shares outstanding
Basic	226.9	229.0
Diluted	230.4	232.0

Cash dividends declared per common share	$1.05	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$395	$1,123
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	436	(752)
Having credit losses recognized in the consolidated statement of income	1	2
Net changes in benefit plan assets and obligations	—	(1)
Net changes in unrealized foreign currency translation	61	(71)
Other comprehensive income (loss) before income taxes	498	(822)
Income tax expense (benefit)	99	(162)
Other comprehensive income (loss), net of taxes	399	(660)
Comprehensive income (loss)	$794	$463

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $89,596 and $88,277; allowance for expected credit losses of $4 and $2)	$85,421	$83,666
Equity securities, at fair value (cost $501 and $544)	623	687
Real estate investments	897	902
Short-term securities	4,529	4,766
Other investments	4,226	4,202
Total investments	95,696	94,223
Cash (including restricted cash of $138 and $131)	724	699
Investment income accrued	703	752
Premiums receivable (net of allowance for expected credit losses of $58 and $58)	11,575	11,110
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $128 and $119)	8,105	8,000
Ceded unearned premiums	1,804	1,202
Deferred acquisition costs	3,540	3,494
Deferred taxes	1,639	1,762
Contractholder receivables (net of allowance for expected credit losses of $17 and $18)	3,193	3,171
Goodwill	4,245	4,233
Other intangible assets	356	360
Other assets	4,397	4,183
Total assets	$135,977	$133,189
Liabilities
Claims and claim adjustment expense reserves	$65,976	$64,093
Unearned premium reserves	22,724	22,289
Contractholder payables	3,210	3,189
Payables for reinsurance premiums	1,092	550
Debt	8,033	8,033
Other liabilities	6,751	7,171
Total liabilities	107,786	105,325
Shareholders’ equity
Common stock (1,750.0 shares authorized; 226.6 and 226.6 shares issued and outstanding)	25,584	25,452
Retained earnings	49,784	49,630
Accumulated other comprehensive loss	(4,568)	(4,967)
Treasury stock, at cost (565.7 and 564.3 shares)	(42,609)	(42,251)
Total shareholders’ equity	28,191	27,864
Total liabilities and shareholders’ equity	$135,977	$133,189

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Common stock
Balance, beginning of period	$25,452	$24,906
Employee share-based compensation	49	179
Compensation amortization under share-based plans and other changes	83	78
Balance, end of period	25,584	25,163
Retained earnings
Balance, beginning of period	49,630	45,591
Net income	395	1,123
Dividends	(241)	(232)
Other	—	1
Balance, end of period	49,784	46,483
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(4,967)	(4,471)
Other comprehensive income (loss)	399	(660)
Balance, end of period	(4,568)	(5,131)
Treasury stock, at cost
Balance, beginning of period	(42,251)	(41,105)
Treasury stock acquired — share repurchase authorizations	(250)	(250)
Net shares acquired related to employee share-based compensation plans	(108)	(138)
Balance, end of period	(42,609)	(41,493)
Total shareholders’ equity	$28,191	$25,022
Common shares outstanding
Balance, beginning of period	226.6	228.2
Treasury stock acquired — share repurchase authorizations	(1.0)	(1.2)
Net shares issued under employee share-based compensation plans	1.0	2.0
Balance, end of period	226.6	229.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$395	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	61	(35)
Depreciation and amortization	188	196
Deferred federal income tax expense	31	42
Amortization of deferred acquisition costs	1,778	1,698
Equity in income from other investments	(53)	(68)
Premiums receivable	(459)	(557)
Reinsurance recoverables	(97)	33
Deferred acquisition costs	(1,822)	(1,776)
Claims and claim adjustment expense reserves	1,818	928
Unearned premium reserves	419	457
Other	(899)	(583)
Net cash provided by operating activities	1,360	1,458
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,801	1,709
Proceeds from sales of investments:
Fixed maturities	253	942
Equity securities	68	21
Other investments	63	55
Purchases of investments:
Fixed maturities	(4,296)	(3,738)
Equity securities	(25)	(26)
Real estate investments	(7)	(13)
Other investments	(96)	(90)
Net sales of short-term securities	239	454
Securities transactions in the course of settlement	308	111
Acquisition, net of cash acquired	—	(381)
Other	(116)	(81)
Net cash used in investing activities	(808)	(1,037)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(250)	(250)
Treasury stock acquired — net employee share-based compensation	(102)	(110)
Dividends paid to shareholders	(240)	(229)
Issuance of common stock — employee share options	57	190
Net cash used in financing activities	(535)	(399)
Effect of exchange rate changes on cash and restricted cash	8	(5)
Net increase in cash and restricted cash	25	17
Cash and restricted cash at beginning of year	699	650
Cash and restricted cash at end of period	$724	$667
Supplemental disclosure of cash flow information
Income taxes paid	$24	$24
Interest paid	$61	$60

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the Company’s 2024 Annual Report).
The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates. To the extent that the Company changes its accounting for, or presentation of, items in the financial statements, the presentation of such amounts in prior periods is changed to conform to the current period presentation, if appropriate, and disclosed, if material.

2.    SEGMENT INFORMATION
Nature of Operations
The Company’s results are reported in the following three business segments — Business Insurance, Bond & Specialty Insurance and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$5,465	$995	$4,250	$10,710
Net investment income	656	102	172	930
Fee income	108	—	11	119
Other revenues	82	6	24	112
Total segment revenues (1)	6,311	1,103	4,457	11,871
Claims and claim adjustment expenses	3,705	434	3,867	8,006
Amortization of deferred acquisition costs	917	187	674	1,778
General and administrative expenses	847	205	396	1,448
Income tax expense (benefit)	159	57	(106)	110
Segment income (loss) (1)	$683	$220	$(374)	$529

2024
Premiums	$5,160	$956	$4,010	$10,126
Net investment income	609	90	147	846
Fee income	101	—	8	109
Other revenues	77	9	26	112
Total segment revenues (1)	5,947	1,055	4,191	11,193
Claims and claim adjustment expenses	3,331	428	2,897	6,656
Amortization of deferred acquisition costs	864	182	652	1,698
General and administrative expenses	818	205	375	1,398
Income tax expense	170	45	47	262
Segment income (1)	$764	$195	$220	$1,179
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income (loss) for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended March 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable prior year reserve development	$74	$67	$237	$378
Catastrophe losses	$509	$19	$1,738	$2,266
2024
Net favorable prior year reserve development	$—	$24	$67	$91
Catastrophe losses	$209	$5	$498	$712

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$823	$880
Commercial automobile	942	860
Commercial property	937	873
General liability	861	847
Commercial multi-peril	1,400	1,270
Other	19	17
Total Domestic	4,982	4,747
International	483	413
Total Business Insurance	5,465	5,160
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	358	340
General liability	452	426
Other	58	56
Total Domestic	868	822
International	127	134
Total Bond & Specialty Insurance	995	956
Personal Insurance:
Domestic:
Automobile	1,964	1,874
Homeowners and Other	2,121	1,972
Total Domestic	4,085	3,846
International	165	164
Total Personal Insurance	4,250	4,010
Total earned premiums	10,710	10,126
Net investment income	930	846
Fee income	119	109
Other revenues	112	112
Total segment revenues	11,871	11,193
Net realized investment gains (losses)	(61)	35
Total revenues	$11,810	$11,228
Income reconciliation, net of tax
Total segment income	$529	$1,179
Interest Expense and Other (1)	(86)	(83)
Core income	443	1,096
Net realized investment gains (losses)	(48)	27
Net income	$395	$1,123
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $78 million and $77 million for the three months ended March 31, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	March 31, 2025	December 31, 2024
Asset reconciliation
Business Insurance	$100,636	$98,311
Bond & Specialty Insurance	12,968	12,628
Personal Insurance	21,269	21,138
Total assets by reportable segment	134,873	132,077
Other assets (1)	1,104	1,112
Total consolidated assets	$135,977	$133,189
 _________________________________________________________
(1)The primary components of other assets as of both March 31, 2025 and December 31, 2024 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of March 31, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,017	$—	$5	$128	$4,894
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	19,127	—	18	1,765	17,380
Revenue	9,384	—	14	783	8,615
State general obligation	1,009	—	2	78	933
Pre-refunded	364	—	1	1	364
Total obligations of U.S. states, municipalities and political subdivisions	29,884	—	35	2,627	27,292
Debt securities issued by foreign governments	885	—	10	8	887
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,130	—	123	220	13,033
Corporate and all other bonds	40,680	4	203	1,564	39,315
Total	$89,596	$4	$376	$4,547	$85,421

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,735	$—	$4	$169	$5,570
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,604	—	23	1,604	17,023
Revenue	9,268	—	16	704	8,580
State general obligation	1,081	—	2	73	1,010
Pre-refunded	573	—	2	3	572
Total obligations of U.S. states, municipalities and political subdivisions	29,526	—	43	2,384	27,185
Debt securities issued by foreign governments	917	—	5	13	909
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,888	—	53	336	12,605
Corporate and all other bonds	39,211	2	118	1,930	37,397
Total	$88,277	$2	$223	$4,832	$83,666
Pre-refunded bonds of $364 million and $572 million as of March 31, 2025 and December 31, 2024, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $253 million and $942 million during the three months ended March 31, 2025 and 2024, respectively. Gross gains of $1 million and $2 million and gross losses of $12 million and $39 million were realized on those sales during the three months ended March 31, 2025 and 2024, respectively. Included in net realized investment gains (losses) for the three months ended March 31, 2025 and 2024 were $18 million and $0 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of March 31, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$457	$128	$9	$576
Non-redeemable preferred stock	44	4	1	47
Total	$501	$132	$10	$623

(as of December 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$500	$150	$11	$639
Non-redeemable preferred stock	44	4	—	48
Total	$544	$154	$11	$687
For the three months ended March 31, 2025 and 2024, the Company recognized $(22) million and $79 million of net gains (losses) on equity securities still held as of March 31, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of March 31, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of March 31, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$374	$—	$2,574	$128	$2,948	$128
Obligations of U.S. states, municipalities and political subdivisions	8,753	279	15,294	2,348	24,047	2,627
Debt securities issued by foreign governments	35	—	346	8	381	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,077	60	1,397	160	5,474	220
Corporate and all other bonds	5,461	74	21,083	1,490	26,544	1,564
Total	$18,700	$413	$40,694	$4,134	$59,394	$4,547

	Less than 12 months		12 months or longer		Total
(as of December 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$557	$1	$2,830	$168	$3,387	$169
Obligations of U.S. states, municipalities and political subdivisions	8,584	160	15,007	2,224	23,591	2,384
Debt securities issued by foreign governments	113	1	454	12	567	13
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,359	148	1,419	188	8,778	336
Corporate and all other bonds	7,341	144	21,999	1,786	29,340	1,930
Total	$23,954	$454	$41,709	$4,378	$65,663	$4,832

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of March 31, 2025 and December 31, 2024, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of March 31, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	286	152	—	711	1,149
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3	—	—	—	3
Corporate and all other bonds	4	1	—	—	5
Total	$293	$153	$—	$711	$1,157

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	366	—	43	635	1,044
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	58	—	—	—	58
Corporate and all other bonds	13	—	—	3	16
Total	$437	$—	$43	$638	$1,118
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Three Months Ended
(in millions)	March 31, 2025	March 31, 2024

Balance, beginning of period	$2	$5
Additions for expected credit losses on securities where no credit losses were previously recognized	2	3
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	(5)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$3
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $2 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. Credit losses related to the fixed maturity portfolio for both the three months ended March 31, 2025 and 2024 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both March 31, 2025 and December 31, 2024.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $36 million and $37 million for these investments as of March 31, 2025 and December 31, 2024, respectively, in the amounts disclosed in Level 3.
For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(as of March 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,894	$4,894	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,292	—	27,292	—
Debt securities issued by foreign governments	887	—	887	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,033	—	13,030	3
Corporate and all other bonds	39,315	—	39,073	242
Total fixed maturities	85,421	4,894	80,282	245
Equity securities
Common stock	576	568	—	8
Non-redeemable preferred stock	47	16	3	28
Total equity securities	623	584	3	36
Other investments	19	19	—	—
Total	$86,063	$5,497	$80,285	$281

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	$5,570	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,185	—	27,185	—
Debt securities issued by foreign governments	909	—	909	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	—	12,602	3
Corporate and all other bonds	37,397	—	37,151	246
Total fixed maturities	83,666	5,570	77,847	249
Equity securities
Common stock	639	631	—	8
Non-redeemable preferred stock	48	16	3	29
Total equity securities	687	647	3	37
Other investments	20	20	—	—
Total	$84,373	$6,237	$77,850	$286
There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2025.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(as of March 31, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,529	$4,529	$783	$3,699	$47
Financial liabilities
Debt	$7,933	$7,135	$—	$7,135	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,766	$4,766	$1,933	$2,788	$45
Financial liabilities
Debt	$7,933	$7,095	$—	$7,095	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2025 or the year ended December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, as of March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	As of and For the Three Months Ended March 31, 2025		As of and For the Three Months Ended March 31, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,110	$58	$10,282	$69

Current period change for expected credit losses		16		12
Write-offs of uncollectible premiums receivable		16		13
Balance, end of period	$11,575	$58	$10,829	$68

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of March 31, 2025 and 2024, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2025 and 2024.

	As of and For the Three Months Ended March 31, 2025		As of and For the Three Months Ended March 31, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,000	$119	$8,143	$118

Current period change for estimated uncollectible reinsurance		9		(1)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,105	$128	$8,100	$117
Of the total reinsurance recoverables as of March 31, 2025, $5.93 billion, or 88%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 12% of reinsurance recoverables comprised the following: 5% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, as of March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	As of and For the Three Months Ended March 31, 2025		As of and For the Three Months Ended March 31, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,171	$18	$3,249	$20

Current period change for expected credit losses		(1)		(1)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,193	$17	$3,266	$19

6.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the carrying amount of the Company’s goodwill by segment.  Each reportable segment includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

(in millions)	March 31, 2025	December 31, 2024
Business Insurance	$2,584	$2,572
Bond & Specialty Insurance	834	834
Personal Insurance	801	801
Other	26	26
Total	$4,245	$4,233

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.    GOODWILL AND OTHER INTANGIBLE ASSETS, Continued
Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of March 31, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$188	$80	$108
Contract-based	204	196	8
Marketing-related	18	4	14
Total subject to amortization	410	280	130
Not subject to amortization	226	—	226
Total	$636	$280	$356

(as of December 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$185	$74	$111
Contract-based	204	196	8
Marketing-related	18	3	15
Total subject to amortization	407	273	134
Not subject to amortization	226	—	226
Total	$633	$273	$360

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	March 31, 2025	December 31, 2024
Property-casualty	$65,972	$64,088
Accident and health	4	5
Total	$65,976	$64,093

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Three Months Ended March 31,
(in millions)	2025	2024
Claims and claim adjustment expense reserves at beginning of year	$64,088	$61,621
Less reinsurance recoverables on unpaid losses	7,669	7,817
Net reserves at beginning of year	56,419	53,804
Estimated claims and claim adjustment expenses for claims arising in the current year	8,338	6,679
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(360)	(49)
Total increases	7,978	6,630
Claims and claim adjustment expense payments for claims arising in:
Current year	1,856	1,275
Prior years	4,415	4,435
Total payments	6,271	5,710
Unrealized foreign exchange (gain) loss	59	(61)
Net reserves at end of period	58,185	54,663
Plus reinsurance recoverables on unpaid losses	7,787	7,819
Claims and claim adjustment expense reserves at end of period	$65,972	$62,482
Gross claims and claim adjustment expense reserves as of March 31, 2025 increased by $1.88 billion from December 31, 2024, primarily reflecting the impacts of (i) catastrophe losses in the first three months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first three months of 2025 and (v) net favorable prior year reserve development.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the three months ended March 31, 2025 and 2024, estimated claims and claim adjustment expenses incurred included $360 million and $49 million, respectively, of net favorable development for claims arising in prior years, including $378 million and $91 million, respectively, of net favorable prior year reserve development, and $11 million of accretion of discount in each period.
Business Insurance. Net favorable prior year reserve development in the first quarter of 2025 totaled $74 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years. There was no net prior year reserve development in the first quarter of 2024, as better than expected loss experience in the workers’ compensation product line for multiple accident years was offset primarily by higher than expected loss experience in the general liability product line for recent accident years, as well as an addition to reserves related to run-off operations.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the first quarter of 2025 totaled $67 million, primarily driven by better than expected loss experience in the general liability product line for management liability coverages for multiple accident years and in the fidelity and surety product line for recent accident years. Net favorable prior year reserve development in the first quarter of 2024 totaled $24 million, primarily driven by better than expected loss experience in multiple product lines.
Personal Insurance.  Net favorable prior year reserve development in the first quarter of 2025 totaled $237 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the first quarter of 2024 totaled $67 million, primarily driven by better than expected loss experience in the automobile product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2025.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(3,824)	$184	$(224)	$(1,103)	$(4,967)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	315	1	—	58	374
Amounts reclassified from AOCI, net of tax	25	—	—	—	25
Net OCI, current period	340	1	—	58	399
Balance, March 31, 2025	$(3,484)	$185	$(224)	$(1,045)	$(4,568)

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended March 31,
(in millions)	2025	2024
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$436	$(752)
Income tax expense (benefit)	96	(158)
Net of taxes	340	(594)
Having credit losses recognized in the consolidated statement of income	1	2
Income tax expense	—	—
Net of taxes	1	2
Net changes in benefit plan assets and obligations	—	(1)
Income tax expense	—	—
Net of taxes	—	(1)
Net changes in unrealized foreign currency translation	61	(71)
Income tax expense (benefit)	3	(4)
Net of taxes	58	(67)
Total other comprehensive income (loss)	498	(822)
Total income tax expense (benefit)	99	(162)
Total other comprehensive income (loss), net of taxes	$399	$(660)

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

	Three Months Ended March 31,
(in millions)	2025	2024
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$31	$40
Income tax benefit (2)	6	8
Net of taxes	25	32
Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	—
General and administrative expenses (benefit) (3)	—	(1)
Total	—	(1)
Income tax (expense) benefit (2)	—	—
Net of taxes	—	(1)
Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Total reclassifications	31	39
Total income tax benefit	6	8
Total reclassifications, net of taxes	$25	$31
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES
During the three months ended March 31, 2025, the Company repurchased 1.0 million common shares under its share repurchase authorizations for a total cost of $250 million. The average cost per share repurchased was $256.95.  In addition, the Company acquired 0.4 million shares common shares for a total cost of $108 million during the three months ended March 31, 2025 that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of March 31, 2025, the Company had $4.79 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Basic and Diluted
Net income, as reported	$395	$1,123
Participating share-based awards — allocated income	(3)	(8)
Net income available to common shareholders — basic and diluted	$392	$1,115
Common Shares
Basic
Weighted average shares outstanding	226.9	229.0
Diluted
Weighted average shares outstanding	226.9	229.0
Weighted average effects of dilutive securities — stock options and performance shares	3.5	3.0
Total	230.4	232.0
Net Income per Common Share
Basic	$1.73	$4.87
Diluted	$1.70	$4.80

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of March 31, 2025:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	6,574,989	$156.75	5.6 years	$708
Exercisable at end of period	5,159,733	$141.41	4.7 years	$635
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $83 million and $79 million for the three months ended March 31, 2025 and 2024, respectively. The related tax benefits recognized in the consolidated statement of income were $13 million and $12 million for the three months ended March 31, 2025 and 2024, respectively.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of March 31, 2025 was $410 million, which is expected to be recognized over a weighted-average period of 2.2 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended March 31, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2025	2024	2025	2024
Net Periodic Benefit Cost (Benefit):
Service cost	$28	$29	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	44	43	1	1
Expected return on plan assets	(70)	(75)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	4	2	(3)	(2)
Total non-service cost (benefit)	(22)	(30)	(3)	(2)
Net periodic benefit cost (benefit)	$6	$(1)	$(3)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended March 31, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2025	2024	2025	2024
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	17	18	—	—
Total service cost	28	29	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(8)	(12)	(1)	(1)
General and administrative expenses	(14)	(18)	(2)	(1)
Total non-service cost (benefit)	(22)	(30)	(3)	(2)
Net periodic benefit cost (benefit)	$6	$(1)	$(3)	$(2)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Lease cost
Operating leases	$16	$19
Short-term leases (1)	1	1
Lease expense	17	20
Less: sublease income (2)	—	—
Net lease cost	$17	$20

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$22
Right-of-use assets obtained in exchange for new lease liabilities	$7	$10
Weighted average discount rate	3.87%	2.91%
Weighted average remaining lease term	5.6 years	4.1 years
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
Asbestos Claims and Litigation
In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos-related exposures that are the subject of related coverage litigation. The Company is defending asbestos-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and comprehensive resolution strategies to manage asbestos loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on future loss development for claims and litigation relating to asbestos claims. Any such development could be affected by future court decisions and interpretations, as well as future changes, if any, in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current insurance reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or changes in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments.  These commitments totaled $1.46 billion and $1.49 billion as of March 31, 2025 and December 31, 2024, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million as of March 31, 2025.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of March 31, 2025, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.

15.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the three months ended March 31, 2025 and 2024 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $6 million and $28 million, respectively, from the net share settlement of employee stock options. There were no other material noncash investing or financing activities during the three months ended March 31, 2025 and 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2025 First Quarter Consolidated Results of Operations
•Net income of $395 million, or $1.73 per share basic and $1.70 per share diluted
•Net earned premiums of $10.71 billion
•Catastrophe losses of $2.27 billion ($1.79 billion after-tax)
•Net favorable prior year reserve development of $378 million ($297 million after-tax)
•Combined ratio of 102.5%
•Net investment income of $930 million ($763 million after-tax)
•Net realized investment losses of $61 million ($48 million after-tax)
•Operating cash flows of $1.36 billion
2025 First Quarter Consolidated Financial Condition
•Total investments of $95.70 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $135.98 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 22.2% (20.3% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $599 million, comprising $358 million of share repurchases and $241 million of dividends
•Shareholders’ equity of $28.19 billion
•Net unrealized investment losses of $4.17 billion ($3.30 billion after-tax)
•Book value per common share of $124.43
•Holding company liquidity of $1.63 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except ratio and per share amounts)	2025	2024
Revenues
Premiums	$10,710	$10,126
Net investment income	930	846
Fee income	119	109
Net realized investment gains (losses)	(61)	35
Other revenues	112	112
Total revenues	11,810	11,228
Claims and expenses
Claims and claim adjustment expenses	8,006	6,656
Amortization of deferred acquisition costs	1,778	1,698
General and administrative expenses	1,459	1,406
Interest expense	99	98
Total claims and expenses	11,342	9,858
Income before income taxes	468	1,370
Income tax expense	73	247
Net income	$395	$1,123
Net income per share
Basic	$1.73	$4.87
Diluted	$1.70	$4.80
Combined ratio
Loss and loss adjustment expense ratio	74.2%	65.2%
Underwriting expense ratio	28.3	28.7
Combined ratio	102.5%	93.9%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $1.70 in the first quarter of 2025 decreased by 65% from diluted net income per share of $4.80 in the same period of 2024.  Net income of $395 million in the first quarter of 2025 decreased by 65% from net income of $1.12 billion in the same period of 2024. The decrease in income before income taxes in the first quarter of 2025 primarily reflected the pre-tax impacts of (i) higher catastrophe losses and (ii) net realized investment losses compared to net realized investment gains in the same period of 2024, partially offset by (iii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iv) higher net favorable prior year reserve development and (v) higher net investment income. Catastrophe losses in the first quarters of 2025 and 2024 were $2.27 billion and $712 million, respectively. Net favorable prior year reserve development in the first quarters of 2025 and 2024 was $378 million and $91 million, respectively. The higher underlying underwriting margins in the first quarter of 2025 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the first quarter of 2025 was lower than in the same period of 2024, primarily reflecting the impact of the decrease in income before income taxes.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months ended March 31, 2025 and 2024, changes in foreign currency exchange rates impacted reported line items

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2025 were $10.71 billion, $584 million or 6% higher than in the same period of 2024.  In Business Insurance, earned premiums in the first quarter of 2025 increased by 6% over the same period of 2024. In Bond & Specialty Insurance, earned premiums in the first quarter of 2025 increased 4% over the same period of 2024. In Personal Insurance, earned premiums in the first quarter of 2025 increased by 6% over the same period of 2024. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Average investments (1)	$101,000	$94,677
Pre-tax net investment income	930	846
After-tax net investment income	763	698
Average pre-tax yield (2)	3.7%	3.6%
Average after-tax yield (2)	3.0%	2.9%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the first quarter of 2025 was $930 million, $84 million or 10% higher than in the same period of 2024.  Net investment income from fixed maturity investments in the first quarter of 2025 was $812 million, $120 million higher than in the same period of 2024. The increase in the first quarter of 2025 primarily resulted from higher long-term average yields and a slightly higher average level of fixed maturity investments. Net investment income from short-term securities in the first quarter of 2025 was $57 million, $13 million lower than in the same period of 2024. The decrease in the first quarter of 2025 primarily resulted from lower short-term average yields. The Company’s remaining investment portfolios had net investment income of $76 million in the first quarter of 2025, $22 million lower than in the same period of 2024. The decrease in the first quarter of 2025 primarily reflected lower private equity partnership returns, partially offset by higher real estate partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the first quarter of 2025 was $119 million, $10 million higher than in the same period of 2024. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended March 31,
(in millions)	2025	2024
Impairment gains (losses):
Fixed maturities	$(2)	$(3)
Net realized investment gains (losses) on equity securities still held	(22)	79
Other net realized investment gains (losses), including from sales	(37)	(41)
Total	$(61)	$35
Net realized investment losses on equity securities still held of $22 million in the first quarter of 2025 were driven by the impact of changes in fair value attributable to unfavorable equity markets. Net realized investment gains on equity securities still held of $79 million in the first quarter of 2024 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other Revenues
Other revenues in the first quarter of 2025 were $112 million, comparable with the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2025 were $8.01 billion, $1.35 billion or 20% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher catastrophe losses in all three segments and (ii) loss cost trends in all three segments, partially offset by (iii) higher net favorable prior year reserve development in all three segments and (iv) lower losses in the automobile product line and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance. Catastrophe losses in the first quarter of 2025 primarily resulted from the January 2025 California wildfires and severe wind and hail storms in multiple states. Catastrophe losses in the first quarter of 2024 primarily resulted from severe wind and hail storms in the central and eastern regions of the United States.
Factors contributing to net prior year reserve development during the first quarters of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months ended March 31, 2025 and 2024, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months ended March 31, 2025 and 2024 for significant catastrophes that occurred in 2024 and 2023, and the estimate of ultimate losses for those catastrophes at March 31, 2025 and December 31, 2024. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2025 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2024 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended March 31,
			Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2025	2024	March 31, 2025	December 31, 2024
2023
PCS Serial Number:
25 — Severe wind and hail storms	—	(2)	147	147
32 — Severe wind and hail storms	(4)	1	131	135
33 — Severe wind and hail storms	(1)	—	188	189
35 — Severe wind and hail storms	5	(2)	145	140
38 — Severe wind and hail storms	3	—	116	113
42 — Severe wind and hail storms	(1)	9	136	137
48 — Severe wind and hail storms	4	—	148	144
49 — Severe wind and hail storms	(4)	(1)	131	135
51 — Severe wind and hail storms	3	—	234	231
63 — Severe wind and hail storms	1	—	131	130
75 — Severe wind and hail storms	(3)	1	170	173
2024
PCS Serial Number:
26 — Severe wind and hail storms	(2)	259	259	261
39 — Severe wind and hail storms	(2)	n/a	248	250
42 — Severe wind and hail storms	(3)	n/a	158	161
44 — Severe wind and hail storms	1	n/a	172	171
45 — Severe wind and hail storms	3	n/a	162	159
46 — Severe wind and hail storms	1	n/a	183	182
61 — Severe wind and hail storms	(1)	n/a	143	144
77 — Hurricane Helene	(29)	n/a	704	733
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	1,339	n/a	1,339	n/a
12 — California wildfire – Eaton fire	392	n/a	392	n/a
24 — Severe wind and hail storms	315	n/a	315	n/a
_________________________________________________________
n/a: not applicable.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2025 was $1.78 billion, $80 million or 5% higher than in the same period of 2024, generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2025 were $1.46 billion, $53 million or 4% higher than in the same period of 2024, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the first quarter of 2025 was $99 million, compared with $98 million in the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense
Income tax expense in the first quarter of 2025 was $73 million, $174 million or 70% lower than in the same period of 2024, primarily reflecting the impact of the $902 million decrease in income before income taxes in the first quarter of 2025.
The Company’s effective tax rate was 16% and 18% in the first quarters of 2025 and 2024, respectively. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 102.5% in the first quarter of 2025 was 8.6 points higher than the combined ratio of 93.9% in the same period of 2024.  The loss and loss adjustment expense ratio of 74.2% in the first quarter of 2025 was 9.0 points higher than the loss and loss adjustment expense ratio of 65.2% in the same period of 2024.  The underwriting expense ratio of 28.3% in the first quarter of 2025 was 0.4 points lower than the underwriting expense ratio of 28.7% in the same period of 2024.
Catastrophe losses in the first quarters of 2025 and 2024 accounted for 21.2 points and 7.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2025 and 2024 provided 3.5 points and 0.9 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the first quarter of 2025 was 2.9 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance and (ii) lower losses in the automobile product line and lower non-weather water and fire losses in the homeowners and other product line in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Business Insurance	$6,740	$6,383
Bond & Specialty Insurance	1,129	1,076
Personal Insurance	4,021	3,851
Total	$11,890	$11,310

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Business Insurance	$5,698	$5,596
Bond & Specialty Insurance	999	943
Personal Insurance	3,818	3,643
Total	$10,515	$10,182
Gross and net written premiums in the first quarter of 2025 increased by 5% and 3%, respectively, over the same period of 2024. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenues
Earned premiums	$5,465	$5,160
Net investment income	656	609
Fee income	108	101
Other revenues	82	77
Total revenues	6,311	5,947
Total claims and expenses	5,469	5,013
Segment income before income taxes	842	934
Income tax expense	159	170
Segment income	$683	$764

Loss and loss adjustment expense ratio	66.8%	63.6%
Underwriting expense ratio	29.4	29.7
Combined ratio	96.2%	93.3%
Overview
Segment income in the first quarter of 2025 was $683 million, $81 million or 11% lower than segment income of $764 million in the same period of 2024. The decrease in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins, (iii) net favorable prior year reserve development of $74 million compared with no net prior year reserve development in the same period of 2024 and (iv) higher net investment income. Catastrophe losses in the first quarters of 2025 and 2024 were $509 million and $209 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing and (ii) higher business volumes, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first quarter of 2025 was lower than in the same period of 2024, primarily reflecting the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2025 were $5.47 billion, $305 million or 6% higher than in the same period of 2024, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the first quarter of 2025 was $656 million, $47 million or 8% higher than in the same period of 2024.  Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2025 compared with the same period of 2024.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2025 was $108 million, $7 million or 7% higher than in the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Other Revenues
Other revenues in the first quarter of 2025 were $82 million, $5 million higher than in the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2025 were $3.71 billion, $374 million or 11% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) loss cost trends, partially offset by (iii) net favorable prior year reserve development compared with no net prior year reserve development in the same period of 2024.
Factors contributing to net prior year reserve development during the first quarters of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2025 was $917 million, $53 million or 6% higher than the same period of 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2025 were $847 million, $29 million or 4% higher than in the same period of 2024, primarily in support of business growth.
Income Tax Expense
Income tax expense in the first quarter of 2025 was $159 million, $11 million lower than the same period of 2024, primarily reflecting the impact of the $92 million decrease in income before income taxes.
Combined Ratio
The combined ratio of 96.2% in the first quarter of 2025 was 2.9 points higher than the combined ratio of 93.3% in the same period of 2024.  The loss and loss adjustment expense ratio of 66.8% in the first quarter of 2025 was 3.2 points higher than the loss and loss adjustment expense ratio of 63.6% in the same period of 2024. The underwriting expense ratio of 29.4% in the first quarter of 2025 was 0.3 points lower than the underwriting expense ratio of 29.7% in the same period of 2024.
Catastrophe losses in the first quarters of 2025 and 2024 accounted for 9.3 points and 4.1 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first quarter of 2025 provided 1.3 points of benefit to the combined ratio. There was no net prior year reserve development in the first quarter of 2024. The underlying combined ratio in the first quarter of 2025 was 1.0 points lower than the 2024 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Select Accounts	$1,045	$1,004
Middle Market	3,682	3,452
National Accounts	511	527
National Property and Other	873	851
Total Domestic	6,111	5,834
International	629	549
Total Business Insurance	$6,740	$6,383

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Select Accounts	$976	$974
Middle Market	3,166	3,213
National Accounts	312	327
National Property and Other	720	642
Total Domestic	5,174	5,156
International	524	440
Total Business Insurance	$5,698	$5,596
Gross written premiums in the first quarter of 2025 increased by 6% over the same period of 2024. Net written premiums in the first quarter of 2025 increased by 2% over the same period of 2024, as growth in gross written premiums was partially offset by higher ceded written premiums driven by changes in the casualty reinsurance program.
Select Accounts.  Net written premiums of $976 million in the first quarter of 2025 increased slightly over the same period of 2024. Retention rates remained strong in the first quarter of 2025 but decreased from the same period of 2024. Renewal premium changes in the first quarter of 2025 remained positive and were higher than the same period of 2024. New business premiums in the first quarter of 2025 increased over the same period of 2024.
Middle Market.  Net written premiums of $3.17 billion in the first quarter of 2025 decreased by 1% from the same period of 2024.  Net written premiums in first quarter of 2025 were reduced by the impact of higher ceded written premiums driven by changes in the casualty reinsurance program. Retention rates remained strong in the first quarter of 2025 and increased over the same period of 2024.  Renewal premium changes in the first quarter of 2025 remained positive and were comparable with the same period of 2024. New business premiums in the first quarter of 2025 increased over the same period of 2024.
National Accounts.  Net written premiums of $312 million in the first quarter of 2025 decreased by 5% from the same period of 2024. Retention rates remained strong in the first quarter of 2025 but decreased from the same period of 2024. Renewal premium changes in the first quarter of 2025 remained positive and were higher than the same period of 2024. New business premiums in the first quarter of 2025 decreased from the same period of 2024.
National Property and Other.  Net written premiums of $720 million in the first quarter of 2025 increased by 12% over the same period of 2024.  Retention rates remained strong in the first quarter of 2025 and increased over the same period of 2024.  Renewal premium changes in the first quarter of 2025 remained positive but were lower than the same period of 2024. New business premiums in the first quarter of 2025 decreased from the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

International.  Net written premiums of $524 million in the first quarter of 2025 increased by 19% over the same period of 2024.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenues
Earned premiums	$995	$956
Net investment income	102	90
Other revenues	6	9
Total revenues	1,103	1,055
Total claims and expenses	826	815
Segment income before income taxes	277	240
Income tax expense	57	45
Segment income	$220	$195

Loss and loss adjustment expense ratio	43.2%	44.4%
Underwriting expense ratio	39.3	40.1
Combined ratio	82.5%	84.5%
Overview
Segment income in the first quarter of 2025 was $220 million, $25 million or 13% higher than segment income of $195 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development and (ii) higher net investment income, partially offset by (iii) higher catastrophe losses and (iv) slightly lower underlying underwriting margins. Net favorable prior year reserve development in the first quarters of 2025 and 2024 was $67 million and $24 million, respectively. Catastrophe losses in the first quarters of 2025 and 2024 were $19 million and $5 million, respectively. The slightly lower underlying underwriting margins primarily reflected (i) the impact of earned pricing, partially offset by (ii) higher business volumes. Income tax expense in the first quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2025 were $1.00 billion, $39 million or 4% higher than in the same period of 2024, primarily reflecting increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the first quarter of 2025 was $102 million, $12 million or 13% higher than in the same period of 2024. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2025 compared with the same period of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2025 were $434 million, $6 million or 1% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher business volumes, (ii) higher catastrophe losses and (iii) loss cost trends, partially offset by (iv) higher net favorable prior year reserve development.
Factors contributing to net favorable prior year reserve development during the first quarters of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2025 was $187 million, $5 million or 3% higher than in the same period of 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2025 were $205 million, comparable with the same period of 2024.
Income Tax Expense
Income tax expense in the first quarter of 2025 was $57 million, $12 million or 27% higher than in the same period of 2024, primarily reflecting the impact of the $37 million increase in segment income before income taxes.
Combined Ratio
The combined ratio of 82.5% in the first quarter of 2025 was 2.0 points lower than the combined ratio of 84.5% in the same period of 2024.  The loss and loss adjustment expense ratio of 43.2% in the first quarter of 2025 was 1.2 points lower than the loss and loss adjustment expense ratio of 44.4% in the same period of 2024. The underwriting expense ratio of 39.3% in the first quarter of 2025 was 0.8 points lower than the underwriting expense ratio of 40.1% in the same period of 2024.
Net favorable prior year reserve development in the first quarters of 2025 and 2024 provided 6.7 points and 2.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first quarters of 2025 and 2024 accounted for 1.9 points and 0.5 points, respectively, of the combined ratio. The underlying combined ratio in the first quarter of 2025 was 0.8 points higher than the 2024 ratio on the same basis, primarily reflecting the impact of earned pricing, partially offset by a lower expense ratio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Management Liability	$615	$611
Surety	391	349
Total Domestic	1,006	960
International	123	116
Total Bond & Specialty Insurance	$1,129	$1,076

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Management Liability	$553	$543
Surety	333	296
Total Domestic	886	839
International	113	104
Total Bond & Specialty Insurance	$999	$943
Gross and net written premiums in the first quarter of 2025 increased by 5% and 6%, respectively, over the same period of 2024.
Domestic.  Net written premiums of $886 million in the first quarter of 2025 increased by 6% over the same period of 2024. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the first quarter of 2025 but decreased slightly from the same period of 2024. Renewal premium changes in the first quarter of 2025 remained positive but were lower than in the same period of 2024. New business premiums in the first quarter of 2025 decreased from the same period of 2024.
International.  Net written premiums of $113 million in the first quarter of 2025 increased by 9% over the same period of 2024, primarily driven by increases in the United Kingdom and broader Europe, partially offset by decreases in Canada and the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenues
Earned premiums	$4,250	$4,010
Net investment income	172	147
Fee income	11	8
Other revenues	24	26
Total revenues	4,457	4,191
Total claims and expenses	4,937	3,924
Segment income (loss) before income taxes	(480)	267
Income tax expense (benefit)	(106)	47
Segment income (loss)	$(374)	$220

Loss and loss adjustment expense ratio	91.0%	72.2%
Underwriting expense ratio	24.2	24.7
Combined ratio	115.2%	96.9%
Overview
Segment loss in the first quarter of 2025 was $374 million, compared with segment income of $220 million in the same period of 2024. The segment loss before income taxes was driven by the pre-tax impacts of (i) higher catastrophe losses, partially offset by (ii) higher underlying underwriting margins, (iii) higher net favorable prior year reserve development and (iv) higher net investment income. Catastrophe losses in the first quarters of 2025 and 2024 were $1.74 billion and $498 million, respectively. Net favorable prior year reserve development in the first quarters of 2025 and 2024 was $237 million and $67 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line, (iii) higher business volumes and (iv) lower non-weather water and fire losses in the homeowners and other product line. The segment recorded an income tax benefit in the first quarter of 2025 compared with income tax expense in the same period of 2024. The change in income taxes primarily reflected the impact of the decrease in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the first quarter of 2025 were $4.25 billion, $240 million or 6% higher than in the same period of 2024, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the first quarter of 2025 was $172 million, $25 million or 17% higher than in the same period of 2024. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2025 compared with the same period of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the first quarters of 2025 and 2024 primarily consisted of installment premium charges.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the first quarter of 2025 were $3.87 billion, $970 million or 33% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) loss cost trends, partially offset by (iii) higher net favorable prior year reserve development, (iv) lower losses in the automobile product line and (v) lower non-weather water and fire losses in the homeowners and other product line.
Factors contributing to net favorable prior year reserve development during the first quarters of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the first quarter of 2025 was $674 million, $22 million or 3% higher than in the same period of 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in the first quarter of 2025 were $396 million, $21 million or 6% higher than in the same period of 2024, primarily reflecting higher contingent commissions and technology related expenses.
Income Tax Expense (Benefit)
The income tax benefit in the first quarter of 2025 was $106 million, compared with income tax expense of $47 million in the same period of 2024, primarily reflecting the impact of the segment loss before income taxes of $480 million compared with segment income before income taxes of $267 million in the same period of 2024.
Combined Ratio
The combined ratio of 115.2% in the first quarter of 2025 was 18.3 points higher than the combined ratio of 96.9% in the same period of 2024.  The loss and loss adjustment expense ratio of 91.0% in the first quarter of 2025 was 18.8 points higher than the loss and loss adjustment expense ratio of 72.2% in the same period of 2024.  The underwriting expense ratio of 24.2% in the first quarter of 2025 was 0.5 points lower than the underwriting expense ratio of 24.7% in the same period of 2024.
Catastrophe losses in the first quarters of 2025 and 2024 accounted for 40.9 points and 12.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first quarters of 2025 and 2024 provided 5.6 points and 1.6 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first quarter of 2025 was 6.2 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line and (iii) lower non-weather water and fire losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Automobile	$1,867	$1,867
Homeowners and Other	2,004	1,831
Total Domestic	3,871	3,698
International	150	153
Total Personal Insurance	$4,021	$3,851

	Net Written Premiums
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic:
Automobile	$1,859	$1,859
Homeowners and Other	1,813	1,635
Total Domestic	3,672	3,494
International	146	149
Total Personal Insurance	$3,818	$3,643
Gross and net written premiums in the first quarter of 2025 increased by 4% and 5%, respectively, over the same period of 2024.
Domestic
Automobile net written premiums of $1.86 billion in the first quarter of 2025 were comparable with the same period of 2024. Retention rates remained strong in the first quarter of 2025 and increased slightly over the same period of 2024. Renewal premium changes in the first quarter of 2025 remained positive but were lower than in the same period of 2024.  New business premiums in the first quarter of 2025 increased over the same period of 2024.
Homeowners and Other net written premiums of $1.81 billion in the first quarter of 2025 increased by 11% over the same period of 2024.  Retention rates remained strong in the first quarter of 2025 but decreased slightly from the same period of 2024.  Renewal premium changes in the first quarter of 2025 remained positive and were higher than in the same period of 2024.  New business premiums in the first quarter of 2025 decreased from the same period of 2024.
For its Domestic business, Personal Insurance had approximately 8.7 million and 9.0 million active policies at March 31, 2025 and 2024, respectively.
International
International net written premiums of $146 million in the first quarter of 2025 decreased by 2% from the same period of 2024, primarily driven by the impact of changes in foreign currency exchange rates.

For its International business, Personal Insurance had approximately 412,000 and 450,000 active policies at March 31, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2025	2024
Income (loss)	$(86)	$(83)
The Income (loss) for Interest Expense and Other for the first quarters of 2025 and 2024 was $(86) million and $(83) million, respectively.  Pre-tax interest expense for the first quarters of 2025 and 2024 was $99 million and $98 million, respectively. After-tax interest expense for the first quarters of 2025 and 2024 was $78 million and $77 million, respectively.

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
Net asbestos paid loss and loss adjustment expenses in the first three months of 2025 and 2024 were $59 million and $74 million, respectively. Net asbestos reserves were $1.28 billion and $1.30 billion as of March 31, 2025 and 2024, respectively.
The following table displays activity for asbestos losses and loss adjustment expenses and reserves:

(as of and for the three months ended March 31, in millions)	2025	2024
Beginning reserves:
Gross	$1,708	$1,768
Ceded	(370)	(390)
Net	1,338	1,378
Incurred losses and loss adjustment expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss adjustment expenses:
Gross	72	82
Ceded	(13)	(8)
Net	59	74
Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—
Ending reserves:
Gross	1,636	1,686
Ceded	(357)	(382)
Net	$1,279	$1,304
_________________________________________________________
See “—Uncertainty Regarding Adequacy of Asbestos Reserves.”

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS RESERVES
As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos claims are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation:
•the risks and lack of predictability inherent in complex litigation;
•a further increase in the cost to resolve, and/or the number of, asbestos claims beyond that which is anticipated;

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

•the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements;
•the role of any umbrella or excess policies we have issued;
•the resolution or adjudication of disputes concerning coverage for asbestos claims in a manner inconsistent with our previous assessment of these disputes;
•the number and outcome of direct actions against us;
•future developments pertaining to our ability to recover reinsurance for asbestos claims;
•any impact on asbestos defendants we insure due to the bankruptcy of other asbestos defendants;
•the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers; and
•uncertainties arising from the insolvency or bankruptcy of policyholders.
Changes in the legal, regulatory and legislative environment may impact the future resolution of asbestos claims and result in adverse loss reserve development.  The emergence of a greater number of asbestos claims beyond that which is anticipated may result in adverse loss reserve development. Changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, could affect the settlement of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, the Company continues to study the implications of these and other developments.
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

INVESTMENT PORTFOLIO
The Company’s invested assets as of March 31, 2025 were $95.70 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of March 31, 2025 was $85.42 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” as of both March 31, 2025 and December 31, 2024.  Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both March 31, 2025 and December 31, 2024. The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) as of March 31, 2025 and 4.3 (4.5 excluding short-term securities) as of December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of March 31, 2025 and December 31, 2024 included $27.29 billion and $27.19 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio as of March 31, 2025 and December 31, 2024 were $364 million and $572 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both March 31, 2025 and December 31, 2024.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of March 31, 2025 and December 31, 2024 included $13.03 billion and $12.61 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals as of March 31, 2025 and December 31, 2024 were $10.05 billion and $9.93 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.98 billion and $2.68 billion as of March 31, 2025 and December 31, 2024, respectively. Approximately 46% and 43% of the Company’s CMO holdings as of March 31, 2025 and December 31, 2024, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.62 billion and $1.53 billion of non-guaranteed CMO holdings was “Aaa” as of both March 31, 2025 and December 31, 2024. The weighted average credit rating of all of the above securities was “Aaa/Aa1” as of both March 31, 2025 and December 31, 2024.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2024 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s other investments was $4.23 billion and $4.20 billion, respectively.
Investments in private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2024 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2025	December 31, 2024
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,131	$3,962
Gross structured settlements	2,589	2,626
Mandatory pools and associations	1,513	1,531
Gross reinsurance recoverables	8,233	8,119
Allowance for estimated uncollectible reinsurance	(128)	(119)
Net reinsurance recoverables	$8,105	$8,000
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong by historical standards during the remainder of 2025.
Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2025 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
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
It is possible that changes in economic conditions, the supply chain, international trade, including the impact of tariffs, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Higher costs of labor, parts and raw materials adversely impacted severity in recent years in our personal and commercial businesses. Tariff policy could continue to impact severity. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2024 Annual Report.
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
Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.5 (4.7 excluding short-term securities) as of March 31, 2025.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  As of March 31, 2025, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $725 million in the second quarter of 2025, $755 million in the third quarter of 2025 and $790 million in the fourth quarter of 2025. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $61 million in the first three months of 2025. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had a net pre-tax unrealized investment loss of $4.17 billion ($3.30 billion after-tax) in its fixed maturity investment portfolio as of March 31, 2025, compared to $4.61 billion ($3.64 billion after-tax) as of December 31, 2024.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first three months of 2025 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
Additionally, disruptions in global financial markets could also impact the market value of the Company’s investment portfolio. The Company’s investment portfolio has benefited from certain tax exemptions (primarily those related to interest from municipal bonds) and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of the Company’s investment portfolio. See “Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” included in “Part I—Item 1A—Risk Factors” in the Company’s 2024 Annual Report.
For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” and “Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2024 Annual Report.  For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to additional risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2024 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk” in the Company’s 2024 Annual Report.
Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income.  The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2025, see “Liquidity and Capital Resources” herein.
As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2024 Annual Report.
Many of the statements in this “Outlook” section and in “Liquidity and Capital Resources” are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “Part II—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Item 7—Forward-Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.
Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  The Company believes that cash flows from operating activities are sufficient to meet the future liquidity requirements of its insurance subsidiaries. Additionally, investment maturities provide a significant level of available liquidity without requiring the sale of investment securities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2024 Annual Report.
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  As of March 31, 2025, TRV held total cash and short-term invested assets in the United States aggregating $1.63 billion and having a weighted average maturity of 26 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.33 billion).  TRV’s holding company liquidity of $1.63 billion as of March 31, 2025 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of March 31, 2025.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 8, 2025 which permits it to issue securities from time to time.  The Company intends to file a new shelf registration statement in the second quarter of 2025. TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. As of March 31, 2025, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of March 31, 2025. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first three months of 2025 and 2024 was $1.36 billion and $1.46 billion, respectively. The decrease in cash flows in the first three months of 2025 primarily reflected the impacts of higher levels of payments for claims and claim adjustments expenses and commissions, partially offset by higher levels of cash received for premiums.
Investing Activities
Net cash used in investing activities in the first three months of 2025 and 2024 was $808 million and $1.04 billion, respectively.  The Company’s consolidated total investments as of March 31, 2025 increased by $1.47 billion, or 2%, over year-end 2024, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses due to the impact of lower interest rates during the first three months of 2025, partially offset by (iii) net cash used in financing activities.

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
Financing Activities
Net cash used in financing activities in the first three months of 2025 and 2024 was $535 million and $399 million, respectively.  The totals in both 2025 and 2024 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first three months of 2025 and 2024 were $352 million and $360 million, respectively.
Dividends.  Dividends paid to shareholders were $240 million and $229 million in the first three months of 2025 and 2024, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 16, 2025, the Company announced that it would increase its regular quarterly dividend from $1.05 per share to $1.10 per share, a 5% increase. The increased dividend is payable June 30, 2025 to shareholders of record on June 10, 2025.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors.  During the three months ended March 31, 2025, the Company repurchased 1.0 million common shares under its share repurchase authorizations for a total cost of $250 million. The average cost per share repurchased was $256.95. As of March 31, 2025, the Company had $4.79 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of March 31, 2025 and December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	March 31, 2025	December 31, 2024
Debt:
Short-term	$100	$100
Long-term	8,004	8,004
Net unamortized fair value adjustments and debt issuance costs	(71)	(71)
Total debt	8,033	8,033
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	32,759	32,831
Accumulated other comprehensive loss	(4,568)	(4,967)
Total shareholders’ equity	28,191	27,864
Total capitalization	$36,224	$35,897
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	March 31, 2025	December 31, 2024
Total capitalization	$36,224	$35,897
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,299)	(3,640)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$39,523	$39,537
Debt-to-total capital ratio	22.2%	22.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	20.3%	20.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 20.3% as of March 31, 2025 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since February 13, 2025, the date on which the Company’s 2024 Annual Report was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2024 Annual Report.

CRITICAL ACCOUNTING ESTIMATES
For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2024 Annual Report.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, and impairments of investments, goodwill and other intangible assets. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.64 billion as of March 31, 2025) are for asbestos claims and related litigation.  Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2025			December 31, 2024
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,922	$11,531	$17,453	$5,845	$11,349	$17,194
Commercial property	1,432	531	1,963	1,384	342	1,726
Commercial multi-peril	3,113	3,606	6,719	3,015	3,438	6,453
Commercial automobile	2,767	3,292	6,059	2,749	3,195	5,944
Workers’ compensation	10,010	8,711	18,721	9,980	8,749	18,729
Fidelity and surety	196	612	808	210	571	781
Personal automobile	2,298	2,498	4,796	2,315	2,588	4,903
Personal homeowners and other	1,682	2,275	3,957	1,238	1,833	3,071
International and other	2,630	2,866	5,496	2,561	2,726	5,287
Property-casualty	30,050	35,922	65,972	29,297	34,791	64,088
Accident and health	4	—	4	5	—	5
Claims and claim adjustment expense reserves	$30,054	$35,922	$65,976	$29,302	$34,791	$64,093
The $1.88 billion increase in gross claims and claim adjustment expense reserves since December 31, 2024 primarily reflected the impacts of (i) catastrophe losses in the first three months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first three months of 2025 and (v) net favorable prior year reserve development.

FUTURE APPLICATION OF ACCOUNTING STANDARDS
See note 1 of the notes to the unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2024 Annual Report for a discussion of recently issued accounting pronouncements.

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
•the impact of investment (including changes in interest rates), economic (including inflation, the impact of tariffs, changes in tax laws, changes in commodity prices and fluctuations in foreign currency exchange rates) and underwriting market conditions;
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
•if actual claims exceed the Company’s claims and claim adjustment expense reserves, if changes in the estimated level of claims and claim adjustment expense reserves are necessary, or if the Company is unable to offset increases in loss costs with sufficient price increases, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, including increased inflation and the impact of tariffs, the Company’s financial results could be materially and adversely affected;
•the Company’s business could be harmed because of its continued exposure to asbestos and environmental claims and related litigation;
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
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the captions “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Annual Report, in each case as updated by the Company’s periodic filings with the SEC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2024 Annual Report filed with the SEC.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2024 Annual Report.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company regularly seeks to identify, develop, and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include activities such as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes, or utilizing technology developed by third parties.  These systems changes are often phased in over multiple periods in order to limit the implementation risk in any one period, and as each change is implemented the Company monitors its effectiveness as part of its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 14 of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2024 Annual Report.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2025	January 31, 2025	7,343	$245.44	—	$5,040
February 1, 2025	February 28, 2025	681,675	$246.35	251,042	$4,976
March 1, 2025	March 31, 2025	725,535	$258.70	722,087	$4,790
Total		1,414,553	$252.68	973,129	$4,790

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

The Company acquired 0.4 million shares for a total cost of $108 million during the three months ended March 31, 2025 that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.   OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2025 and 2024; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iii) Consolidated Balance Sheet at March 31, 2025 and December 31, 2024; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 16, 2025	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: April 16, 2025	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)