Form 10-Q
period 2025-06-30
TRAVELERS COMPANIES, INC.
filed 2025-07-17
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 11, 2025 was 225,133,841.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2025
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$10,921	$10,243	$21,631	$20,369
Net investment income	942	885	1,872	1,731
Fee income	124	115	243	224
Net realized investment gains (losses)	6	(65)	(55)	(30)
Other revenues	123	105	235	217
Total revenues	12,116	11,283	23,926	22,511
Claims and expenses
Claims and claim adjustment expenses	6,789	7,373	14,795	14,029
Amortization of deferred acquisition costs	1,802	1,678	3,580	3,376
General and administrative expenses	1,545	1,478	3,004	2,884
Interest expense	99	98	198	196
Total claims and expenses	10,235	10,627	21,577	20,485
Income before income taxes	1,881	656	2,349	2,026
Income tax expense	372	122	445	369
Net income	$1,509	$534	$1,904	$1,657
Net income per share
Basic	$6.63	$2.32	$8.35	$7.19
Diluted	$6.53	$2.29	$8.23	$7.09
Weighted average number of common shares outstanding
Basic	225.9	228.6	226.4	228.8
Diluted	229.3	231.5	229.7	231.8

Cash dividends declared per common share	$1.10	$1.05	$2.15	$2.05

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,509	$534	$1,904	$1,657
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	341	(324)	777	(1,076)
Having credit losses recognized in the consolidated statement of income	—	1	1	3
Net changes in benefit plan assets and obligations	—	(2)	—	(3)
Net changes in unrealized foreign currency translation	228	(25)	289	(96)
Other comprehensive income (loss) before income taxes	569	(350)	1,067	(1,172)
Income tax expense (benefit)	86	(71)	185	(233)
Other comprehensive income (loss), net of taxes	483	(279)	882	(939)
Comprehensive income	$1,992	$255	$2,786	$718

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $91,406 and $88,277; allowance for expected credit losses of $4 and $2)	$87,569	$83,666
Equity securities, at fair value (cost $505 and $544)	651	687
Real estate investments	891	902
Short-term securities	4,748	4,766
Other investments	4,206	4,202
Total investments	98,065	94,223
Cash (including restricted cash of $138 and $131)	659	699
Investment income accrued	785	752
Premiums receivable (net of allowance for expected credit losses of $61 and $58)	12,042	11,110
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $127 and $119)	8,059	8,000
Ceded unearned premiums	1,692	1,202
Deferred acquisition costs	3,667	3,494
Deferred taxes	1,630	1,762
Contractholder receivables (net of allowance for expected credit losses of $17 and $18)	3,095	3,171
Goodwill	4,283	4,233
Other intangible assets	348	360
Other assets	4,548	4,183
Total assets	$138,873	$133,189
Liabilities
Claims and claim adjustment expense reserves	$66,941	$64,093
Unearned premium reserves	23,288	22,289
Contractholder payables	3,112	3,189
Payables for reinsurance premiums	987	550
Debt	8,034	8,033
Other liabilities	6,993	7,171
Total liabilities	109,355	105,325
Shareholders’ equity
Common stock (1,750.0 shares authorized; 225.1 and 226.6 shares issued and outstanding)	25,728	25,452
Retained earnings	51,041	49,630
Accumulated other comprehensive loss	(4,085)	(4,967)
Treasury stock, at cost (567.8 and 564.3 shares)	(43,166)	(42,251)
Total shareholders’ equity	29,518	27,864
Total liabilities and shareholders’ equity	$138,873	$133,189

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock
Balance, beginning of period	$25,584	$25,163	$25,452	$24,906
Employee share-based compensation	87	21	136	200
Compensation amortization under share-based plans and other changes	57	61	140	139
Balance, end of period	25,728	25,245	25,728	25,245
Retained earnings
Balance, beginning of period	49,784	46,483	49,630	45,591
Net income	1,509	534	1,904	1,657
Dividends	(252)	(245)	(493)	(477)
Other	—	1	—	2
Balance, end of period	51,041	46,773	51,041	46,773
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(4,568)	(5,131)	(4,967)	(4,471)
Other comprehensive income (loss)	483	(279)	882	(939)
Balance, end of period	(4,085)	(5,410)	(4,085)	(5,410)
Treasury stock, at cost
Balance, beginning of period	(42,609)	(41,493)	(42,251)	(41,105)
Treasury stock acquired — share repurchase authorizations	(500)	(250)	(750)	(500)
Net shares acquired related to employee share-based compensation plans	(57)	(3)	(165)	(141)
Balance, end of period	(43,166)	(41,746)	(43,166)	(41,746)
Total shareholders’ equity	$29,518	$24,862	$29,518	$24,862
Common shares outstanding
Balance, beginning of period	226.6	229.0	226.6	228.2
Treasury stock acquired — share repurchase authorizations	(1.8)	(1.1)	(2.8)	(2.3)
Net shares issued under employee share-based compensation plans	0.3	—	1.3	2.0
Balance, end of period	225.1	227.9	225.1	227.9

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,904	$1,657
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	55	30
Depreciation and amortization	352	378
Deferred federal income tax benefit	(52)	(43)
Amortization of deferred acquisition costs	3,580	3,376
Equity in income from other investments	(95)	(157)
Premiums receivable	(897)	(1,221)
Reinsurance recoverables	(19)	(1)
Deferred acquisition costs	(3,739)	(3,583)
Claims and claim adjustment expense reserves	2,543	2,312
Unearned premium reserves	914	1,245
Other	(852)	(858)
Net cash provided by operating activities	3,694	3,135
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,872	4,173
Proceeds from sales of investments:
Fixed maturities	601	1,250
Equity securities	100	62
Other investments	142	110
Purchases of investments:
Fixed maturities	(9,143)	(8,087)
Equity securities	(60)	(47)
Real estate investments	(13)	(24)
Other investments	(176)	(185)
Net sales of short-term securities	24	784
Securities transactions in the course of settlement	372	358
Acquisition, net of cash acquired	—	(382)
Other	(243)	(192)
Net cash used in investing activities	(2,524)	(2,180)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(750)	(499)
Treasury stock acquired — net employee share-based compensation	(124)	(111)
Dividends paid to shareholders	(490)	(473)
Issuance of common stock — employee share options	127	212
Net cash used in financing activities	(1,237)	(871)
Effect of exchange rate changes on cash and restricted cash	27	(5)
Net increase (decrease) in cash and restricted cash	(40)	79
Cash and restricted cash at beginning of year	699	650
Cash and restricted cash at end of period	$659	$729
Supplemental disclosure of cash flow information
Income taxes paid	$562	$855
Interest paid	$197	$195

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

On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The Company will retain its surety business in Canada. The sale is subject to regulatory approvals and customary closing conditions, and is expected to close in the first quarter of 2026.

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s results of operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income (loss) and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$5,545	$1,021	$4,355	$10,921
Net investment income	662	107	173	942
Fee income	111	—	13	124
Other revenues	95	5	23	123
Total segment revenues (1)	6,413	1,133	4,564	12,110
Claims and claim adjustment expenses	3,584	418	2,787	6,789
Amortization of deferred acquisition costs	944	195	663	1,802
General and administrative expenses	875	214	444	1,533
Income tax expense	197	62	136	395
Segment income (1)	$813	$244	$534	$1,591

2024
Premiums	$5,168	$977	$4,098	$10,243
Net investment income	632	94	159	885
Fee income	105	—	10	115
Other revenues	77	6	22	105
Total segment revenues (1)	5,982	1,077	4,289	11,348
Claims and claim adjustment expenses	3,471	473	3,429	7,373
Amortization of deferred acquisition costs	861	183	634	1,678
General and administrative expenses	835	207	424	1,466
Income tax expense (benefit)	159	44	(45)	158
Segment income (loss) (1)	$656	$170	$(153)	$673
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$11,010	$2,016	$8,605	$21,631
Net investment income	1,318	209	345	1,872
Fee income	219	—	24	243
Other revenues	177	11	47	235
Total segment revenues (1)	12,724	2,236	9,021	23,981
Claims and claim adjustment expenses	7,289	852	6,654	14,795
Amortization of deferred acquisition costs	1,861	382	1,337	3,580
General and administrative expenses	1,722	419	840	2,981
Income tax expense	356	119	30	505
Segment income (1)	$1,496	$464	$160	$2,120

2024
Premiums	$10,328	$1,933	$8,108	$20,369
Net investment income	1,241	184	306	1,731
Fee income	206	—	18	224
Other revenues	154	15	48	217
Total segment revenues (1)	11,929	2,132	8,480	22,541
Claims and claim adjustment expenses	6,802	901	6,326	14,029
Amortization of deferred acquisition costs	1,725	365	1,286	3,376
General and administrative expenses	1,653	412	799	2,864
Income tax expense	329	89	2	420
Segment income (1)	$1,420	$365	$67	$1,852
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable prior year reserve development	$79	$81	$155	$315
Catastrophe losses	$368	$5	$554	$927
2024
Net favorable prior year reserve development	$34	$24	$172	$230
Catastrophe losses	$389	$40	$1,080	$1,509

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable prior year reserve development	$153	$148	$392	$693
Catastrophe losses	$877	$24	$2,292	$3,193
2024
Net favorable prior year reserve development	$34	$48	$239	$321
Catastrophe losses	$598	$45	$1,578	$2,221
The following tables present the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs which is disclosed separately in the table above with segment income (loss) by reportable business segment):

(for the three months ended June 30, in millions)	2025	2024
Business Insurance	$100	$111
Bond & Specialty Insurance	18	21
Personal Insurance	45	48
Total	$163	$180

(for the six months ended June 30, in millions)	2025	2024
Business Insurance	$213	$228
Bond & Specialty Insurance	41	45
Personal Insurance	95	101
Total	$349	$374

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$841	$864	$1,664	$1,744
Commercial automobile	968	874	1,910	1,734
Commercial property	960	894	1,897	1,767
General liability	862	845	1,723	1,692
Commercial multi-peril	1,435	1,246	2,835	2,516
Other	17	13	36	30
Total Domestic	5,083	4,736	10,065	9,483
International	462	432	945	845
Total Business Insurance	5,545	5,168	11,010	10,328
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	367	350	725	690
General liability	459	437	911	863
Other	59	58	117	114
Total Domestic	885	845	1,753	1,667
International	136	132	263	266
Total Bond & Specialty Insurance	1,021	977	2,016	1,933
Personal Insurance:
Domestic:
Automobile	1,980	1,919	3,944	3,793
Homeowners and Other	2,203	2,014	4,324	3,986
Total Domestic	4,183	3,933	8,268	7,779
International	172	165	337	329
Total Personal Insurance	4,355	4,098	8,605	8,108
Total earned premiums	10,921	10,243	21,631	20,369
Net investment income	942	885	1,872	1,731
Fee income	124	115	243	224
Other revenues	123	105	235	217
Total segment revenues	12,110	11,348	23,981	22,541
Net realized investment gains (losses)	6	(65)	(55)	(30)
Total revenues	$12,116	$11,283	$23,926	$22,511
Income reconciliation, net of tax
Total segment income	$1,591	$673	$2,120	$1,852
Interest Expense and Other (1)	(87)	(88)	(173)	(171)
Core income	1,504	585	1,947	1,681
Net realized investment gains (losses)	5	(51)	(43)	(24)
Net income	$1,509	$534	$1,904	$1,657
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $78 million for both the three months ended June 30, 2025 and 2024, and $156 million and $155 million for the six months ended June 30, 2025 and 2024, respectively

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	June 30, 2025	December 31, 2024
Asset reconciliation
Business Insurance	$102,618	$98,311
Bond & Specialty Insurance	13,390	12,628
Personal Insurance	21,755	21,138
Total assets by reportable segment	137,763	132,077
Other assets (1)	1,110	1,112
Total consolidated assets	$138,873	$133,189
 _________________________________________________________
(1)The primary components of other assets as of both June 30, 2025 and December 31, 2024 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of June 30, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,938	$—	$4	$99	$3,843
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	20,225	—	22	1,835	18,412
Revenue	9,476	—	14	847	8,643
State general obligation	1,005	—	2	77	930
Pre-refunded	575	—	2	2	575
Total obligations of U.S. states, municipalities and political subdivisions	31,281	—	40	2,761	28,560
Debt securities issued by foreign governments	978	—	8	8	978
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,182	—	137	207	13,112
Corporate and all other bonds	42,027	4	331	1,278	41,076
Total	$91,406	$4	$520	$4,353	$87,569

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,735	$—	$4	$169	$5,570
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,604	—	23	1,604	17,023
Revenue	9,268	—	16	704	8,580
State general obligation	1,081	—	2	73	1,010
Pre-refunded	573	—	2	3	572
Total obligations of U.S. states, municipalities and political subdivisions	29,526	—	43	2,384	27,185
Debt securities issued by foreign governments	917	—	5	13	909
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,888	—	53	336	12,605
Corporate and all other bonds	39,211	2	118	1,930	37,397
Total	$88,277	$2	$223	$4,832	$83,666
Pre-refunded bonds of $575 million and $572 million as of June 30, 2025 and December 31, 2024, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $601 million and $1.25 billion during the six months ended June 30, 2025 and 2024, respectively. Gross gains of $3 million and $2 million and gross losses of $26 million and $41 million were realized on those sales during the six months ended June 30, 2025 and 2024, respectively. Included in net realized investment gains (losses) for the six months ended June 30, 2025 and 2024 were $23 million and $33 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of June 30, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$460	$154	$7	$607
Non-redeemable preferred stock	45	5	6	44
Total	$505	$159	$13	$651

(as of December 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$500	$150	$11	$639
Non-redeemable preferred stock	44	4	—	48
Total	$544	$154	$11	$687
For the six months ended June 30, 2025 and 2024, the Company recognized $1 million and $51 million of net gains on equity securities still held as of June 30, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of June 30, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.  The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of June 30, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$566	$—	$2,248	$99	$2,814	$99
Obligations of U.S. states, municipalities and political subdivisions	9,403	411	15,223	2,350	24,626	2,761
Debt securities issued by foreign governments	93	—	333	8	426	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,825	55	1,354	152	5,179	207
Corporate and all other bonds	2,841	30	20,217	1,248	23,058	1,278
Total	$16,728	$496	$39,375	$3,857	$56,103	$4,353

	Less than 12 months		12 months or longer		Total
(as of December 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$557	$1	$2,830	$168	$3,387	$169
Obligations of U.S. states, municipalities and political subdivisions	8,584	160	15,007	2,224	23,591	2,384
Debt securities issued by foreign governments	113	1	454	12	567	13
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,359	148	1,419	188	8,778	336
Corporate and all other bonds	7,341	144	21,999	1,786	29,340	1,930
Total	$23,954	$454	$41,709	$4,378	$65,663	$4,832

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of June 30, 2025 and December 31, 2024, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of June 30, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	56	248	149	732	1,185
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3	2	—	—	5
Corporate and all other bonds	4	4	—	1	9
Total	$63	$254	$149	$733	$1,199

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	366	—	43	635	1,044
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	58	—	—	—	58
Corporate and all other bonds	13	—	—	3	16
Total	$437	$—	$43	$638	$1,118
Increases in the applicable interest rates resulted in the gross unrealized investment losses disclosed in the tables above; however, the net unrealized loss is considered temporary in nature as the decrease in value is not due to credit impairments and there is no impact on expected contractual cash flows from fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Three Months Ended
(in millions)	June 30, 2025	June 30, 2024

Balance, beginning of period	$4	$3
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	(2)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$1

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Six Months Ended
(in millions)	June 30, 2025	June 30, 2024

Balance, beginning of period	$2	$5
Additions for expected credit losses on securities where no credit losses were previously recognized	2	3
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	—
Reductions due to sales/defaults of credit-impaired securities	—	(7)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$1
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $0 million for both the three months ended June 30, 2025 and 2024, and $2 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. Credit losses related to the fixed maturity portfolio for both the three and six months ended June 30, 2025 and 2024 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both June 30, 2025 and December 31, 2024.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $31 million and $37 million for these investments as of June 30, 2025 and December 31, 2024, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of June 30, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,843	$3,843	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	28,560	—	28,560	—
Debt securities issued by foreign governments	978	—	978	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,112	—	13,109	3
Corporate and all other bonds	41,076	4	40,833	239
Total fixed maturities	87,569	3,847	83,480	242
Equity securities
Common stock	608	601	—	7
Non-redeemable preferred stock	43	16	3	24
Total equity securities	651	617	3	31
Other investments	21	21	—	—
Total	$88,241	$4,485	$83,483	$273

(as of December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	$5,570	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,185	—	27,185	—
Debt securities issued by foreign governments	909	—	909	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	—	12,602	3
Corporate and all other bonds	37,397	—	37,151	246
Total fixed maturities	83,666	5,570	77,847	249
Equity securities
Common stock	639	631	—	8
Non-redeemable preferred stock	48	16	3	29
Total equity securities	687	647	3	37
Other investments	20	20	—	—
Total	$84,373	$6,237	$77,850	$286
There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2025.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of June 30, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,748	$4,748	$847	$3,855	$46
Financial liabilities
Debt	$7,934	$7,189	$—	$7,189	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,766	$4,766	$1,933	$2,788	$45
Financial liabilities
Debt	$7,933	$7,095	$—	$7,095	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2025 or the year ended December 31, 2024.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, as of June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024.

	As of and For the Three Months Ended June 30, 2025		As of and For the Three Months Ended June 30, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,575	$58	$10,829	$68

Current period change for expected credit losses		19		13
Write-offs of uncollectible premiums receivable		16		12
Balance, end of period	$12,042	$61	$11,491	$69

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	As of and For the Six Months Ended June 30, 2025		As of and For the Six Months Ended June 30, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,110	$58	$10,282	$69

Current period change for expected credit losses		35		25
Write-offs of uncollectible premiums receivable		32		25
Balance, end of period	$12,042	$61	$11,491	$69
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of June 30, 2025 and 2024, and the changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2025 and 2024.

	As of and For the Three Months Ended June 30, 2025		As of and For the Three Months Ended June 30, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,105	$128	$8,100	$117

Current period change for estimated uncollectible reinsurance		(1)		—
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,059	$127	$8,132	$117

	As of and For the Six Months Ended June 30, 2025		As of and For the Six Months Ended June 30, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,000	$119	$8,143	$118

Current period change for estimated uncollectible reinsurance		8		(1)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,059	$127	$8,132	$117

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables as of June 30, 2025, $5.92 billion, or 88%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance.  The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 94% were rated A- or better. The remaining 12% of reinsurance recoverables comprised the following: 5% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 6% were balances from other companies not rated by A.M. Best Company.  Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, as of June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024.

	As of and For the Three Months Ended June 30, 2025		As of and For the Three Months Ended June 30, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,193	$17	$3,266	$19

Current period change for expected credit losses		—		(1)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,095	$17	$3,274	$18

	As of and For the Six Months Ended June 30, 2025		As of and For the Six Months Ended June 30, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,171	$18	$3,249	$20

Current period change for expected credit losses		(1)		(2)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,095	$17	$3,274	$18

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

(in millions)	June 30, 2025	December 31, 2024
Business Insurance	$2,609	$2,572
Bond & Specialty Insurance	838	834
Personal Insurance	810	801
Other	26	26
Total	$4,283	$4,233
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of June 30, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$187	$86	$101
Contract-based	204	197	7
Marketing-related	18	5	13
Total subject to amortization	409	288	121
Not subject to amortization	227	—	227
Total	$636	$288	$348

(as of December 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$185	$74	$111
Contract-based	204	196	8
Marketing-related	18	3	15
Total subject to amortization	407	273	134
Not subject to amortization	226	—	226
Total	$633	$273	$360

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2025	December 31, 2024
Property-casualty	$66,937	$64,088
Accident and health	4	5
Total	$66,941	$64,093

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Six Months Ended June 30,
(in millions)	2025	2024
Claims and claim adjustment expense reserves at beginning of year	$64,088	$61,621
Less reinsurance recoverables on unpaid losses	7,669	7,817
Net reserves at beginning of year	56,419	53,804
Estimated claims and claim adjustment expenses for claims arising in the current year	15,392	14,213
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(650)	(232)
Total increases	14,742	13,981
Claims and claim adjustment expense payments for claims arising in:
Current year	4,504	3,953
Prior years	7,763	7,750
Total payments	12,267	11,703
Unrealized foreign exchange (gain) loss	272	(75)
Net reserves at end of period	59,166	56,007
Plus reinsurance recoverables on unpaid losses	7,771	7,845
Claims and claim adjustment expense reserves at end of period	$66,937	$63,852
Gross claims and claim adjustment expense reserves as of June 30, 2025 increased by $2.85 billion from December 31, 2024, primarily reflecting the impacts of (i) catastrophe losses in the first six months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2025 and (v) net favorable prior year reserve development.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the six months ended June 30, 2025 and 2024, estimated claims and claim adjustment expenses incurred included $650 million and $232 million, respectively, of net favorable development for claims arising in prior years, including $693 million and $321 million, respectively, of net favorable prior year reserve development, and $22 million of accretion of discount in each period.
Business Insurance. Net favorable prior year reserve development in the second quarter of 2025 totaled $79 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations. Net favorable prior year reserve development in the second quarter of 2024 totaled $34 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for recent accident years, driven by excess coverages, as well as an addition to reserves related to run-off operations.
Net favorable prior year reserve development in the first six months of 2025 totaled $153 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations. Net favorable prior year reserve development in the first six months of 2024 totaled $34 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by higher than expected loss experience in the general liability product line for recent accident years, as well as an addition to reserves related to run-off operations.
Bond & Specialty Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2025 totaled $81 million and $148 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2024 totaled $24 million and $48 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Personal Insurance.  Net favorable prior year reserve development in the second quarter and first six months of 2025 totaled $155 million and $392 million, respectively, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the second quarter and first six months of 2024 totaled $172 million and $239 million, respectively, primarily driven by better than expected loss experience in both the homeowners and other and automobile product lines for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2025.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2025	$(3,484)	$185	$(224)	$(1,045)	$(4,568)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	255	—	—	215	470
Amounts reclassified from AOCI, net of tax	13	—	—	—	13
Net OCI, current period	268	—	—	215	483
Balance, June 30, 2025	$(3,216)	$185	$(224)	$(830)	$(4,085)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2024	$(3,824)	$184	$(224)	$(1,103)	$(4,967)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	570	1	—	273	844
Amounts reclassified from AOCI, net of tax	38	—	—	—	38
Net OCI, current period	608	1	—	273	882
Balance, June 30, 2025	$(3,216)	$185	$(224)	$(830)	$(4,085)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$341	$(324)	$777	$(1,076)
Income tax expense (benefit)	73	(69)	169	(227)
Net of taxes	268	(255)	608	(849)
Having credit losses recognized in the consolidated statement of income	—	1	1	3
Income tax expense	—	1	—	1
Net of taxes	—	—	1	2
Net changes in benefit plan assets and obligations	—	(2)	—	(3)
Income tax benefit	—	(1)	—	(1)
Net of taxes	—	(1)	—	(2)
Net changes in unrealized foreign currency translation	228	(25)	289	(96)
Income tax expense (benefit)	13	(2)	16	(6)
Net of taxes	215	(23)	273	(90)
Total other comprehensive income (loss)	569	(350)	1,067	(1,172)
Total income tax expense (benefit)	86	(71)	185	(233)
Total other comprehensive income (loss), net of taxes	$483	$(279)	$882	$(939)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$17	$35	$48	$75
Income tax benefit (2)	4	8	10	16
Net of taxes	13	27	38	59
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	(1)	—	(1)
General and administrative expenses (benefit) (3)	—	(1)	—	(2)
Total	—	(2)	—	(3)
Income tax (expense) benefit (2)	—	—	—	—
Net of taxes	—	(2)	—	(3)
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	17	33	48	72
Total income tax benefit	4	8	10	16
Total reclassifications, net of taxes	$13	$25	$38	$56
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     COMMON SHARE REPURCHASES
During the three and six months ended June 30, 2025, the Company repurchased 1.8 million and 2.8 million common shares, respectively, under its share repurchase authorizations for total cost of $500 million and $750 million, respectively. The average cost per share repurchased was $269.90 and $265.45, respectively.  In addition, the Company acquired 0.3 million shares and 0.7 million common shares for a total cost of $57 million and $165 million during the three and six months ended June 30, 2025, respectively, that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of June 30, 2025, the Company had $4.29 billion of capacity remaining under its share repurchase authorizations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic and Diluted
Net income, as reported	$1,509	$534	$1,904	$1,657
Participating share-based awards — allocated income	(11)	(5)	(14)	(13)
Net income available to common shareholders — basic and diluted	$1,498	$529	$1,890	$1,644
Common Shares
Basic
Weighted average shares outstanding	225.9	228.6	226.4	228.8
Diluted
Weighted average shares outstanding	225.9	228.6	226.4	228.8
Weighted average effects of dilutive securities — stock options and performance shares	3.4	2.9	3.3	3.0
Total	229.3	231.5	229.7	231.8
Net Income per Common Share
Basic	$6.63	$2.32	$8.35	$7.19
Diluted	$6.53	$2.29	$8.23	$7.09

11.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of June 30, 2025:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,964,494	$159.22	5.6 years	$646
Exercisable at end of period	4,556,830	$142.69	4.7 years	$569
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $57 million and $60 million for the three months ended June 30, 2025 and 2024, respectively, and $140 million and $139 million for the six months ended June 30, 2025 and 2024, respectively. The related tax benefits recognized in the consolidated statement of income were $9 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $22 million for both the six months ended June 30, 2025 and 2024.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of June 30, 2025 was $359 million, which is expected to be recognized over a weighted-average period of 2.0 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended June 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2025	2024	2025	2024
Net Periodic Benefit Cost (Benefit):
Service cost	$29	$29	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	44	43	—	1
Expected return on plan assets	(70)	(74)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	(1)
Net actuarial (gain) loss	3	1	(3)	(2)
Total non-service cost (benefit)	(23)	(30)	(3)	(2)
Net periodic benefit cost (benefit)	$6	$(1)	$(3)	$(2)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended June 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2025	2024	2025	2024
Service Cost:
Claims and claim adjustment expenses	$11	$12	$—	$—
General and administrative expenses	18	17	—	—
Total service cost	29	29	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(9)	(11)	(1)	(1)
General and administrative expenses	(14)	(19)	(2)	(1)
Total non-service cost (benefit)	(23)	(30)	(3)	(2)
Net periodic benefit cost (benefit)	$6	$(1)	$(3)	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the six months ended June 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2025	2024	2025	2024
Net Periodic Benefit Cost (Benefit):
Service cost	$57	$58	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	88	86	1	2
Expected return on plan assets	(140)	(149)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(2)
Net actuarial (gain) loss	7	3	(6)	(4)
Total non-service cost (benefit)	(45)	(60)	(6)	(4)
Net periodic benefit cost (benefit)	$12	$(2)	$(6)	$(4)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the six months ended June 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2025	2024	2025	2024
Service Cost:
Claims and claim adjustment expenses	$22	$23	$—	$—
General and administrative expenses	35	35	—	—
Total service cost	57	58	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(17)	(23)	(2)	(2)
General and administrative expenses	(28)	(37)	(4)	(2)
Total non-service cost (benefit)	(45)	(60)	(6)	(4)
Net periodic benefit cost (benefit)	$12	$(2)	$(6)	$(4)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                LEASES, Continued
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Lease cost
Operating leases	$16	$19	$32	$38
Short-term leases (1)	—	—	1	1
Lease expense	16	19	33	39
Less: sublease income (2)	—	—	—	—
Net lease cost	$16	$19	$33	$39

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$18	$20	$36	$42
Right-of-use assets obtained in exchange for new lease liabilities	$9	$4	$16	$14
Weighted average discount rate	3.94%	3.08%	3.94%	3.08%
Weighted average remaining lease term	5.5 years	4.1 years	5.5 years	4.1 years
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
14.    CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments.  These commitments totaled $1.43 billion and $1.49 billion as of June 30, 2025 and December 31, 2024, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $351 million as of June 30, 2025.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of June 30, 2025, all of which is indemnified by a third party.  For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.

15.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the six months ended June 30, 2025 and 2024 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $41 million and $30 million, respectively, from the net share settlement of employee stock options. There were no other material noncash investing or financing activities during the six months ended June 30, 2025 and 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2025 Second Quarter Consolidated Results of Operations
•Net income of $1.51 billion, or $6.63 per share basic and $6.53 per share diluted
•Net earned premiums of $10.92 billion
•Catastrophe losses of $927 million ($732 million after-tax)
•Net favorable prior year reserve development of $315 million ($249 million after-tax)
•Combined ratio of 90.3%
•Net investment income of $942 million ($774 million after-tax)
•Net realized investment gains of $6 million ($5 million after-tax)
•Operating cash flows of $2.33 billion
2025 Second Quarter Consolidated Financial Condition
•Total investments of $98.07 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $138.87 billion
•Total debt of $8.03 billion, resulting in a debt-to-total capital ratio of 21.4% (19.8% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $809 million, comprising $557 million of share repurchases and $252 million of dividends
•Shareholders’ equity of $29.52 billion
•Net unrealized investment losses of $3.83 billion ($3.03 billion after-tax)
•Book value per common share of $131.11
•Holding company liquidity of $1.97 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2025	2024	2025	2024
Revenues
Premiums	$10,921	$10,243	$21,631	$20,369
Net investment income	942	885	1,872	1,731
Fee income	124	115	243	224
Net realized investment gains (losses)	6	(65)	(55)	(30)
Other revenues	123	105	235	217
Total revenues	12,116	11,283	23,926	22,511
Claims and expenses
Claims and claim adjustment expenses	6,789	7,373	14,795	14,029
Amortization of deferred acquisition costs	1,802	1,678	3,580	3,376
General and administrative expenses	1,545	1,478	3,004	2,884
Interest expense	99	98	198	196
Total claims and expenses	10,235	10,627	21,577	20,485
Income before income taxes	1,881	656	2,349	2,026
Income tax expense	372	122	445	369
Net income	$1,509	$534	$1,904	$1,657
Net income per share
Basic	$6.63	$2.32	$8.35	$7.19
Diluted	$6.53	$2.29	$8.23	$7.09
Combined ratio
Loss and loss adjustment expense ratio	61.7%	71.4%	67.9%	68.4%
Underwriting expense ratio	28.6	28.8	28.4	28.7
Combined ratio	90.3%	100.2%	96.3%	97.1%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $6.53 in the second quarter of 2025 increased by 185% over diluted net income per share of $2.29 in the same period of 2024.  Net income of $1.51 billion in the second quarter of 2025 increased by 183% over net income of $534 million in the same period of 2024. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the second quarter of 2025 primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iii) higher net favorable prior year reserve development, (iv) net realized investment gains compared to net realized investment losses in the same period of 2024 and (v) higher net investment income. Catastrophe losses in the second quarters of 2025 and 2024 were $927 million and $1.51 billion, respectively. Net favorable prior year reserve development in the second quarters of 2025 and 2024 was $315 million and $230 million, respectively. The higher underlying underwriting margins in the second quarter of 2025 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the second quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $8.23 in the first six months of 2025 increased by 16% over diluted net income per share of $7.09 in the same period of 2024.  Net income of $1.90 billion in the first six months of 2025 increased by 15% over net income of $1.66 billion in the same period of 2024.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses and (v) higher net realized investment losses. Catastrophe losses in the first six months of 2025 and 2024 were $3.19 billion and $2.22 billion, respectively. Net favorable prior year reserve development in the first six months of 2025 and 2024 was $693 million and $321 million, respectively. The higher underlying underwriting margins in the first six months of 2025 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the first six months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and six months ended June 30, 2025 and 2024, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2025 were $10.92 billion, $678 million or 7% higher than in the same period of 2024.  Earned premiums in the first six months of 2025 were $21.63 billion, $1.26 billion or 6% higher than in the same period of 2024. In Business Insurance, earned premiums in the second quarter and first six months of 2025 both increased by 7% over the same periods of 2024. In Bond & Specialty Insurance, earned premiums in the second quarter and first six months of 2025 increased by 5% and 4%, respectively, over the same periods of 2024.  In Personal Insurance, earned premiums in the second quarter and first six months of 2025 both increased by 6% over the same periods of 2024. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Average investments (1)	$102,173	$95,402	$101,634	$95,062
Pre-tax net investment income	942	885	1,872	1,731
After-tax net investment income	774	727	1,537	1,425
Average pre-tax yield (2)	3.7%	3.7%	3.7%	3.6%
Average after-tax yield (2)	3.0%	3.0%	3.0%	3.0%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the second quarter of 2025 was $942 million, $57 million or 6% higher than in the same period of 2024.  Net investment income in the first six months of 2025 was $1.87 billion, $141 million or 8% higher than in the same period of 2024. Net investment income from fixed maturity investments in the second quarter and first six months of 2025 was $833 million and $1.65 billion, respectively, $124 million and $244 million higher, respectively, than in the same periods of 2024. The increases in both periods of 2025 primarily resulted from a higher average level of fixed maturity investments and higher long-term average yields. Net investment income from short-term securities in the second quarter and first six months of 2025 was $55 million and $112 million, respectively, $15 million and $28 million lower, respectively, than in the same periods of 2024. The decreases in both periods of 2025 primarily resulted from lower short-term average yields. The Company’s remaining investment portfolios had net investment income of $67 million and $143 million, respectively, in the second quarter and first six months of 2025, $51 million and $73 million lower, respectively, than in the same periods of 2024. The decreases in both periods of 2025 primarily reflected lower private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the second quarter of 2025 was $124 million, $9 million higher than in the same period of 2024. Fee income in the first six months of 2025 was $243 million, $19 million higher than in the same period of 2024. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Impairment gains (losses):
Fixed maturities	$—	$—	$(2)	$(3)
Net realized investment gains (losses) on equity securities still held	23	(28)	1	51
Other net realized investment gains (losses), including from sales	(17)	(37)	(54)	(78)
Total	$6	$(65)	$(55)	$(30)
Net realized investment gains on equity securities still held of $23 million in the second quarter of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $1 million in the first six months of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets, largely offset by a net unfavorable change in fair value on an individual security held in the Company’s portfolio. Net realized investment losses on equity securities still held of $28 million in the second quarter of 2024 were driven by a net unfavorable change in fair value on an individual security held in the Company’s portfolio, partially offset by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $51 million in the first six months of 2024 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other Revenues
Other revenues in the second quarter of 2025 were $123 million, $18 million higher than in the same period of 2024. Other revenues in the first six months of 2025 were $235 million, $18 million higher than in the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2025 were $6.79 billion, $584 million or 8% lower than in the same period of 2024, primarily reflecting the impacts of (i) lower catastrophe losses in all three segments, (ii) higher net favorable prior year reserve development in Bond & Specialty Insurance and Business Insurance and (iii) lower losses in the automobile product line and lower non-catastrophe weather-related losses in the homeowners and other product line in Personal Insurance, partially offset by (iv) loss cost trends in all three segments and (v) higher business volumes in Business Insurance and Bond & Specialty Insurance. Catastrophe losses in the second quarter of 2025 primarily resulted from severe wind and hail storms in multiple states. Catastrophe losses in the second quarter of 2024 primarily resulted from numerous severe wind and hail storms in multiple states.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2025 were $14.80 billion, $766 million or 5% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher catastrophe losses in Personal Insurance and Business Insurance, partially offset by lower catastrophe losses in Bond & Specialty Insurance, (ii) loss cost trends in all three segments and (iii) higher business volumes in Business Insurance and Bond & Specialty Insurance, partially offset by (iv) higher net favorable prior year reserve development in all three segments and (v) lower losses in the automobile product line and lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line in Personal Insurance. Catastrophe losses in the first six months of 2025 included the second quarter events described above, as well as the January 2025 California wildfires and severe wind and hail storms in multiple states in the first three months of 2025. Catastrophe losses in the first six months of 2024 included the second quarter events described above, as well as severe wind and hail storms in the central and eastern regions of the United States in the first three months of 2024.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and six months ended June 30, 2025 and 2024, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and six months ended June 30, 2025 and 2024 for significant catastrophes that occurred in 2024 and 2023, and the estimate of ultimate losses for those catastrophes at June 30, 2025 and December 31, 2024. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2025 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2024 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2025	2024	2025	2024	June 30, 2025	December 31, 2024
2023
PCS Serial Number:
25 — Severe wind and hail storms	(1)	—	(1)	(2)	146	147
32 — Severe wind and hail storms	(1)	(1)	(5)	—	130	135
33 — Severe wind and hail storms	1	(4)	—	(4)	189	189
35 — Severe wind and hail storms	4	(1)	9	(3)	149	140
38 — Severe wind and hail storms	(1)	2	2	2	115	113
42 — Severe wind and hail storms	—	(6)	(1)	3	136	137
48 — Severe wind and hail storms	—	(6)	4	(6)	148	144
49 — Severe wind and hail storms	—	(3)	(4)	(4)	131	135
51 — Severe wind and hail storms	(1)	(21)	2	(21)	233	231
63 — Severe wind and hail storms	(4)	(7)	(3)	(7)	127	130
75 — Severe wind and hail storms	(4)	(12)	(7)	(11)	166	173
2024
PCS Serial Number:
26 — Severe wind and hail storms	(3)	(8)	(5)	251	256	261
39 — Severe wind and hail storms	(6)	221	(8)	221	242	250
42 — Severe wind and hail storms	(7)	189	(10)	189	151	161
44 — Severe wind and hail storms	(1)	204	—	204	171	171
45 — Severe wind and hail storms	6	164	9	164	168	159
46 — Severe wind and hail storms	8	158	9	158	191	182
61 — Severe wind and hail storms	(9)	n/a	(10)	n/a	134	144
77 — Hurricane Helene	(19)	n/a	(48)	n/a	685	733
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	(5)	n/a	1,334	n/a	1,334	n/a
12 — California wildfire – Eaton fire	(1)	n/a	391	n/a	391	n/a
24 — Severe wind and hail storms	23	n/a	338	n/a	338	n/a
29 — Severe wind and hail storms	142	n/a	142	n/a	142	n/a
37 — Severe wind and hail storms	222	n/a	222	n/a	222	n/a
45 — Severe wind and hail storms	127	n/a	127	n/a	127	n/a
_________________________________________________________
n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2025 was $1.80 billion, $124 million or 7% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first six months of 2025 was $3.58 billion, $204 million or 6% higher than in the same period of 2024. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the second quarter of 2025 were $1.55 billion, $67 million or 5% higher than in the same period of 2024. General and administrative expenses in the first six months of 2025 were $3.00 billion, $120 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the second quarter and first six months of 2025 was $99 million and $198 million, respectively, compared with $98 million and $196 million, respectively, in the same periods of 2024.
Income Tax Expense
Income tax expense in the second quarter of 2025 was $372 million, $250 million or 205% higher than in the same period of 2024, primarily reflecting the impact of the $1.23 billion increase in income before income taxes in the second quarter of 2025. Income tax expense in the first six months of 2025 was $445 million, $76 million or 21% higher than in the same period of 2024, primarily reflecting the impact of the $323 million increase in income before income taxes in the first six months of 2025.
The Company’s effective tax rate was 20% and 19% in the second quarters of 2025 and 2024, respectively. The Company’s effective tax rate was 19% and 18% in the first six months of 2025 and 2024, respectively. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 90.3% in the second quarter of 2025 was 9.9 points lower than the combined ratio of 100.2% in the same period of 2024.  The loss and loss adjustment expense ratio of 61.7% in the second quarter of 2025 was 9.7 points lower than the loss and loss adjustment expense ratio of 71.4% in the same period of 2024.  The underwriting expense ratio of 28.6% in the second quarter of 2025 was 0.2 points lower than the underwriting expense ratio of 28.8% in the same period of 2024.
Catastrophe losses in the second quarters of 2025 and 2024 accounted for 8.5 points and 14.7 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2025 and 2024 provided 2.9 points and 2.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the second quarter of 2025 was 3.0 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance and (ii) lower losses in the automobile product line and lower non-catastrophe weather-related losses in Personal Insurance.
The combined ratio of 96.3% in the first six months of 2025 was 0.8 points lower than the combined ratio of 97.1% in the same period of 2024. The loss and loss adjustment expense ratio of 67.9% for the first six months of 2025 was 0.5 points lower than the loss and loss adjustment expense ratio of 68.4% in the same period of 2024.  The underwriting expense ratio of 28.4% for the first six months of 2025 was 0.3 points lower than the underwriting expense ratio of 28.7% in the same period of 2024.
Catastrophe losses in the first six months of 2025 and 2024 accounted for 14.8 points and 10.9 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2025 and 2024 provided 3.2 points and 1.5 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2025 was 3.0 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing in Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance and (ii) lower losses in the automobile product line and lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Business Insurance	$6,385	$6,169	$13,125	$12,552
Bond & Specialty Insurance	1,166	1,127	2,295	2,203
Personal Insurance	4,700	4,569	8,721	8,420
Total	$12,251	$11,865	$24,141	$23,175

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Business Insurance	$5,792	$5,539	$11,490	$11,135
Bond & Specialty Insurance	1,085	1,040	2,084	1,983
Personal Insurance	4,666	4,536	8,484	8,179
Total	$11,543	$11,115	$22,058	$21,297
Gross and net written premiums in the second quarter of 2025 increased by 3% and 4%, respectively, over the same period of 2024. Gross and net written premiums in the first six months of 2025 both increased by 4% over the same period of 2024. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.
RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$5,545	$5,168	$11,010	$10,328
Net investment income	662	632	1,318	1,241
Fee income	111	105	219	206
Other revenues	95	77	177	154
Total revenues	6,413	5,982	12,724	11,929
Total claims and expenses	5,403	5,167	10,872	10,180
Segment income before income taxes	1,010	815	1,852	1,749
Income tax expense	197	159	356	329
Segment income	$813	$656	$1,496	$1,420

Loss and loss adjustment expense ratio	63.7%	66.2%	65.3%	64.9%
Underwriting expense ratio	29.9	29.9	29.6	29.8
Combined ratio	93.6%	96.1%	94.9%	94.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the second quarter of 2025 was $813 million, $157 million or 24% higher than segment income of $656 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development, (iii) higher net investment income and (iv) lower catastrophe losses. Net favorable prior year reserve development in the second quarters of 2025 and 2024 was $79 million and $34 million, respectively. Catastrophe losses in the second quarters of 2025 and 2024 were $368 million and $389 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing and (ii) higher business volumes, partially offset by (iii) higher general and administrative expenses. Income tax expense in the second quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first six months of 2025 was $1.50 billion, $76 million or 5% higher than segment income of $1.42 billion in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in the first six months of 2025 and 2024 was $153 million and $34 million, respectively. Catastrophe losses in the first six months of 2025 and 2024 were $877 million and $598 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing and (ii) higher business volumes, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first six months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2025 were $5.55 billion, $377 million or 7% higher than in the same period of 2024. Earned premiums in the first six months of 2025 were $11.01 billion, $682 million or 7% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the increase in net written premiums over the preceding twelve months.

Net Investment Income
Net investment income in the second quarter of 2025 was $662 million, $30 million or 5% higher than in the same period of 2024.  Net investment income in the first six months of 2025 was $1.32 billion, $77 million or 6% higher than in the same period of 2024. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2025 compared with the same periods of 2024.  In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools.  Fee income in the second quarter of 2025 was $111 million, $6 million or 6% higher than in the same period of 2024. Fee income in the first six months of 2025 was $219 million, $13 million or 6% higher than in the same period of 2024.
Other Revenues
Other revenues in the second quarter of 2025 were $95 million, $18 million higher than in the same period of 2024. Other revenues in the first six months of 2025 were $177 million, $23 million higher than in the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2025 were $3.58 billion, $113 million or 3% higher than in the same period of 2024, primarily reflecting the impacts of (i) loss cost trends and (ii) higher business volumes, partially offset by (iii) higher net favorable prior year reserve development and (iv) lower catastrophe losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and claim adjustment expenses in the first six months of 2025 were $7.29 billion, $487 million or 7% higher than in the same period of 2024, primarily reflecting the impacts of (i) loss cost trends, (ii) higher catastrophe losses and (iii) higher business volumes, partially offset by (iv) higher net favorable prior year reserve development.
Factors contributing to net prior year reserve development during the second quarters and first six months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2025 was $944 million, $83 million or 10% higher than the same period of 2024. Amortization of deferred acquisition costs in the first six months of 2025 was $1.86 billion, $136 million or 8% higher than the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2025 were $875 million, $40 million or 5% higher than in the same period of 2024. General and administrative expenses in the first six months of 2025 were $1.72 billion, $69 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the second quarter of 2025 was $197 million, $38 million or 24% higher than the same period of 2024, primarily reflecting the impact of the $195 million increase in income before income taxes. Income tax expense in the first six months of 2025 was $356 million, $27 million or 8% higher than in the same period of 2024, primarily reflecting the impact of the $103 million increase in income before income taxes.
Combined Ratio
The combined ratio of 93.6% in the second quarter of 2025 was 2.5 points lower than the combined ratio of 96.1% in the same period of 2024.  The loss and loss adjustment expense ratio of 63.7% in the second quarter of 2025 was 2.5 points lower than the loss and loss adjustment expense ratio of 66.2% in the same period of 2024. The underwriting expense ratio of 29.9% in the second quarter of 2025 was comparable with the underwriting expense ratio in the same period of 2024.
Catastrophe losses in the second quarters of 2025 and 2024 accounted for 6.7 points and 7.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the second quarters of 2025 and 2024 provided 1.4 points and 0.6 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2025 was 0.9 points lower than the 2024 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.
The combined ratio of 94.9% in the first six months of 2025 was 0.2 points higher than the combined ratio of 94.7% in the same period of 2024. The loss and loss adjustment expense ratio of 65.3% in the first six months of 2025 was 0.4 points higher than the loss and loss adjustment expense ratio of 64.9% in the same period of 2024.  The underwriting expense ratio of 29.6% for the first six months of 2025 was 0.2 points lower than the underwriting expense ratio of 29.8% in the same period of 2024.
Catastrophe losses in the first six months of 2025 and 2024 accounted for 8.0 points and 5.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first six months of 2025 and 2024 provided 1.4 points and 0.3 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first six months of 2025 was 0.9 points lower than the 2024 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Select Accounts	$1,008	$978	$2,053	$1,982
Middle Market	3,351	3,104	7,033	6,556
National Accounts	429	418	940	945
National Property and Other	993	1,033	1,866	1,884
Total Domestic	5,781	5,533	11,892	11,367
International	604	636	1,233	1,185
Total Business Insurance	$6,385	$6,169	$13,125	$12,552

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Select Accounts	$1,004	$975	$1,980	$1,949
Middle Market	3,034	2,769	6,200	5,982
National Accounts	329	312	641	639
National Property and Other	885	912	1,605	1,554
Total Domestic	5,252	4,968	10,426	10,124
International	540	571	1,064	1,011
Total Business Insurance	$5,792	$5,539	$11,490	$11,135
Gross written premiums in the second quarter and first six months of 2025 increased by 4% and 5%, respectively, over the same periods of 2024. Net written premiums in the second quarter of 2025 increased by 5% over the same period of 2024. Net written premiums in the first six months of 2025 increased by 3% over the same period of 2024, as growth in gross written premiums was partially offset by higher ceded written premiums driven by changes in the casualty reinsurance program.
Select Accounts.  Net written premiums of $1.00 billion and $1.98 billion in the second quarter and first six months of 2025, respectively, increased by 3% and 2%, respectively, over the same periods of 2024. Retention rates remained strong in the second quarter and first six months of 2025 but decreased from the same periods of 2024. Renewal premium changes in the second quarter of 2025 remained positive but were lower than the same period of 2024. Renewal premium changes in the first six months of 2025 remained positive and were comparable with the same period of 2024. New business premiums in the second quarter and first six months of 2025 increased over the same periods of 2024.
Middle Market.  Net written premiums of $3.03 billion and $6.20 billion in the second quarter and first six months of 2025, respectively, increased by 10% and 4%, respectively, over the same periods of 2024.  Net written premiums in the first six months of 2025 were reduced by the impact of higher ceded written premiums driven by changes in the casualty reinsurance program. Retention rates remained strong in the second quarter and first six months of 2025 and increased slightly over the same periods of 2024.  Renewal premium changes in the second quarter and first six months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the second quarter and first six months of 2025 increased over the same periods of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Accounts.  Net written premiums of $329 million in the second quarter of 2025 increased by 5% over the same period of 2024. Net written premiums of $641 million in the first six months of 2025 increased slightly over the same period of 2024. Retention rates remained strong in the second quarter and first six months of 2025 but decreased from the same periods of 2024. Renewal premium changes in the second quarter and first six months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the second quarter and first six months of 2025 increased over the same periods of 2024.
National Property and Other.  Net written premiums of $885 million in the second quarter of 2025 decreased by 3% from the same period of 2024. Net written premiums of $1.61 billion in the first six months of 2025 increased by 3% over the same period of 2024. Retention rates remained strong in the second quarter and first six months of 2025 and increased slightly over the same periods of 2024.  Renewal premium changes in the second quarter and first six months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the second quarter and first six months of 2025 decreased from the same periods of 2024.
International.  Net written premiums of $540 million in the second quarter of 2025 decreased by 5% from the same period of 2024. Net written premiums of $1.06 billion in the first six months of 2025 increased by 5% over the same period of 2024.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$1,021	$977	$2,016	$1,933
Net investment income	107	94	209	184
Other revenues	5	6	11	15
Total revenues	1,133	1,077	2,236	2,132
Total claims and expenses	827	863	1,653	1,678
Segment income before income taxes	306	214	583	454
Income tax expense	62	44	119	89
Segment income	$244	$170	$464	$365

Loss and loss adjustment expense ratio	40.5%	48.0%	41.8%	46.2%
Underwriting expense ratio	39.8	39.7	39.6	39.9
Combined ratio	80.3%	87.7%	81.4%	86.1%
Overview
Segment income in the second quarter of 2025 was $244 million, $74 million or 44% higher than segment income of $170 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) lower catastrophe losses and (iii) higher net investment income, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the second quarters of 2025 and 2024 was $81 million and $24 million, respectively. Catastrophe losses in the second quarters of 2025 and 2024 were $5 million and $40 million, respectively. The lower underlying underwriting margins primarily reflected (i) the impact of earned pricing and (ii) higher general and administrative expenses, partially offset by (iii) higher business volumes. Income tax expense in the second quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first six months of 2025 was $464 million, $99 million or 27% higher than segment income of $365 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher net investment income and (iii) lower catastrophe losses, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the first six months of 2025 and 2024 was $148 million and $48 million, respectively. Catastrophe losses in the first six months of 2025 and 2024 were $24 million and $45 million, respectively.  The lower underlying underwriting margins primarily reflected (i) the impact of earned pricing and (ii) higher general and administrative expenses, partially offset by (iii) higher business volumes. Income tax expense in the first six months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2025 were $1.02 billion, $44 million or 5% higher than in the same period of 2024. Earned premiums in the first six months of 2025 were $2.02 billion, $83 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the second quarter of 2025 was $107 million, $13 million or 14% higher than in the same period of 2024. Net investment income in the first six months of 2025 was $209 million, $25 million or 14% higher than in the same period of 2024. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2025 compared with the same periods of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expense
Claims and claim adjustment expenses in the second quarter of 2025 were $418 million, $55 million or 12% lower than in the same period of 2024, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes and (iv) loss cost trends.
Claims and claim adjustment expenses in the first six months of 2025 were $852 million, $49 million or 5% lower than in the same period of 2024, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes and (iv) loss cost trends.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2025 was $195 million, $12 million or 7% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first six months of 2025 was $382 million, $17 million or 5% higher than in the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2025 were $214 million, $7 million or 3% higher than in the same period of 2024. General and administrative expenses in the first six months of 2025 were $419 million, $7 million or 2% higher than in the same period of 2024.
Income Tax Expense
Income tax expense in the second quarter of 2025 was $62 million, $18 million or 41% higher than in the same period of 2024, primarily reflecting the impact of the $92 million increase in segment income before income taxes. Income tax expense in the first six months of 2025 was $119 million, $30 million or 34% higher than in the same period of 2024, primarily reflecting the impact of the $129 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 80.3% in the second quarter of 2025 was 7.4 points lower than the combined ratio of 87.7% in the same period of 2024.  The loss and loss adjustment expense ratio of 40.5% in the second quarter of 2025 was 7.5 points lower than the loss and loss adjustment expense ratio of 48.0% in the same period of 2024. The underwriting expense ratio of 39.8% in the second quarter of 2025 was 0.1 points higher than the underwriting expense ratio of 39.7% in the same period of 2024.
Net favorable prior year reserve development in the second quarters of 2025 and 2024 provided 8.0 points and 2.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the second quarters of 2025 and 2024 accounted for 0.5 points and 4.1 points, respectively, of the combined ratio. The underlying combined ratio in the second quarter of 2025 was 1.7 points higher than the 2024 ratio on the same basis, primarily reflecting the impact of earned pricing.
The combined ratio of 81.4% in the first six months of 2025 was 4.7 points lower than the combined ratio of 86.1% in the same period of 2024. The loss and loss adjustment expense ratio of 41.8% in the first six months of 2025 was 4.4 points lower than the loss and loss adjustment expense ratio of 46.2% in the same period of 2024.  The underwriting expense ratio of 39.6% in the first six months of 2025 was 0.3 points lower than the underwriting expense ratio of 39.9% in the same period of 2024.
Net favorable prior year reserve development in the first six months of 2025 and 2024 provided 7.3 points and 2.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first six months of 2025 and 2024 accounted for 1.2 points and 2.3 points, respectively, of the combined ratio.  The underlying combined ratio in the first six months of 2025 was 1.2 points higher than the 2024 ratio on the same basis, primarily reflecting the impact of earned pricing, partially offset by a lower expense ratio.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Management Liability	$653	$657	$1,268	$1,268
Surety	351	338	742	687
Total Domestic	1,004	995	2,010	1,955
International	162	132	285	248
Total Bond & Specialty Insurance	$1,166	$1,127	$2,295	$2,203

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Management Liability	$589	$586	$1,142	$1,129
Surety	342	325	675	621
Total Domestic	931	911	1,817	1,750
International	154	129	267	233
Total Bond & Specialty Insurance	$1,085	$1,040	$2,084	$1,983
Gross and net written premiums in the second quarter of 2025 increased by 3% and 4%, respectively, over the same period of 2024. Gross and net written premiums in the first six months of 2025 increased by 4% and 5%, respectively, over the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $931 million and $1.82 billion in the second quarter and first six months of 2025, respectively, increased by 2% and 4%, respectively, over the same periods of 2024. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the second quarter and first six months of 2025 but decreased from the same periods of 2024. Renewal premium changes in the second quarter of 2025 remained positive and were higher than in the same period of 2024. Renewal premium changes in the first six months of 2025 remained positive and were comparable with the same period of 2024. New business premiums in the second quarter and first six months of 2025 decreased from the same periods of 2024.
International.  Net written premiums of $154 million and $267 million in the second quarter and first six months of 2025, respectively, increased by 19% and 15%, respectively, over the same periods of 2024. The increases in both periods of 2025 were primarily driven by increases in the United Kingdom and broader Europe.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$4,355	$4,098	$8,605	$8,108
Net investment income	173	159	345	306
Fee income	13	10	24	18
Other revenues	23	22	47	48
Total revenues	4,564	4,289	9,021	8,480
Total claims and expenses	3,894	4,487	8,831	8,411
Segment income (loss) before income taxes	670	(198)	190	69
Income tax expense (benefit)	136	(45)	30	2
Segment income (loss)	$534	$(153)	$160	$67

Loss and loss adjustment expense ratio	64.0%	83.7%	77.4%	78.0%
Underwriting expense ratio	24.4	24.8	24.3	24.8
Combined ratio	88.4%	108.5%	101.7%	102.8%
Overview
Segment income in the second quarter of 2025 was $534 million, compared with a segment loss of $153 million in the same period of 2024. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development. Catastrophe losses in the second quarters of 2025 and 2024 were $554 million and $1.08 billion, respectively. Net favorable prior year reserve development in the second quarters of 2025 and 2024 was $155 million and $172 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line, (iii) lower non-catastrophe weather-related losses in the homeowners and other product line and (iv) higher business volumes. The segment recorded income tax expense in the second quarter of 2025 compared with an income tax benefit in the same period of 2024. The change in income taxes primarily reflected the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first six months of 2025 was $160 million, $93 million or 139% higher than segment income of $67 million in the same period of 2024. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first six months of 2025 and 2024 were $2.29 billion and $1.58 billion, respectively. Net favorable prior year reserve development in the first six months of 2025 and 2024 was $392 million and $239 million, respectively.  The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) higher business volumes, (iii) lower losses in the automobile product line and (iv) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line. Income tax expense in the first six months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the second quarter of 2025 were $4.36 billion, $257 million or 6% higher than in the same period of 2024. Earned premiums in the first six months of 2025 were $8.61 billion, $497 million or 6% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the second quarter of 2025 was $173 million, $14 million or 9% higher than in the same period of 2024. Net investment income in the first six months of 2025 was $345 million, $39 million or 13% higher than in the same period of 2024. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the second quarter and first six months of 2025 compared with the same periods of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the second quarters and first six months of 2025 and 2024 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the second quarter of 2025 were $2.79 billion, $642 million or 19% lower than in the same period of 2024, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) lower losses in the automobile product line and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iv) loss cost trends.
Claims and claim adjustment expenses in the first six months of 2025 were $6.65 billion, $328 million or 5% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher catastrophe losses and (ii) loss cost trends, partially offset by (iii) higher net favorable prior year reserve development, (iv) lower losses in the automobile product line and (v) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line.
Factors contributing to net favorable prior year reserve development during the second quarters and first six months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the second quarter of 2025 was $663 million, $29 million or 5% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first six months of 2025 was $1.34 billion, $51 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the second quarter of 2025 were $444 million, $20 million or 5% higher than in the same period of 2024. General and administrative expenses in the first six months of 2025 were $840 million, $41 million or 5% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected higher contingent commissions and technology related expenses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Income Tax Expense (Benefit)
Income tax expense in the second quarter of 2025 was $136 million, compared with an income tax benefit of $45 million in the same period of 2024, primarily reflecting the impact of the $868 million increase in segment income before income taxes. Income tax expense in the first six months of 2025 was $30 million, $28 million higher than in the same period of 2024, primarily reflecting the impact of the $121 million increase in segment income before income taxes.
Combined Ratio
The combined ratio of 88.4% in the second quarter of 2025 was 20.1 points lower than the combined ratio of 108.5% in the same period of 2024.  The loss and loss adjustment expense ratio of 64.0% in the second quarter of 2025 was 19.7 points lower than the loss and loss adjustment expense ratio of 83.7% in the same period of 2024.  The underwriting expense ratio of 24.4% in the second quarter of 2025 was 0.4 points lower than the underwriting expense ratio of 24.8% in the same period of 2024.
Catastrophe losses in the second quarters of 2025 and 2024 accounted for 12.7 points and 26.4 points, respectively, of the combined ratio. Net favorable prior year reserve development in the second quarters of 2025 and 2024 provided 3.6 points and 4.2 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the second quarter of 2025 was 7.0 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line.
The combined ratio of 101.7% in the first six months of 2025 was 1.1 points lower than the combined ratio of 102.8% in the same period of 2024. The loss and loss adjustment expense ratio of 77.4% in the first six months of 2025 was 0.6 points lower than the loss and loss adjustment expense ratio of 78.0% in the same period of 2024.  The underwriting expense ratio of 24.3% in the first six months of 2025 was 0.5 points lower than the underwriting expense ratio of 24.8% in same period of 2024.
Catastrophe losses in the first six months of 2025 and 2024 accounted for 26.6 points and 19.5 points, respectively, of the combined ratio.  Net favorable prior year reserve development in the first six months of 2025 and 2024 provided 4.5 points and 2.9 points of benefit, respectively, to the combined ratio.  The underlying combined ratio in the first six months of 2025 was 6.6 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line and (iii) lower non-weather and non-catastrophe weather-related losses in the homeowners and other product line.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Automobile	$1,973	$2,006	$3,840	$3,873
Homeowners and Other	2,543	2,369	4,547	4,200
Total Domestic	4,516	4,375	8,387	8,073
International	184	194	334	347
Total Personal Insurance	$4,700	$4,569	$8,721	$8,420

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic:
Automobile	$1,968	$2,001	$3,827	$3,860
Homeowners and Other	2,520	2,347	4,333	3,982
Total Domestic	4,488	4,348	8,160	7,842
International	178	188	324	337
Total Personal Insurance	$4,666	$4,536	$8,484	$8,179
Gross and net written premiums in the second quarter of 2025 both increased by 3% over the same period of 2024. Gross and net written premiums in the first six months of 2025 both increased by 4% over the same period of 2024.
Domestic
Automobile net written premiums of $1.97 billion and $3.83 billion in the second quarter and first six months of 2025, respectively, decreased by 2% and 1%, respectively, from the same periods of 2024. Retention rates remained strong in the second quarter and first six months of 2025 and increased slightly over the same periods of 2024. Renewal premium changes in the second quarter and first six months of 2025 remained positive but were lower than in the same periods of 2024.  New business premiums in the second quarter and first six months of 2025 increased over the same periods of 2024.
Homeowners and Other net written premiums of $2.52 billion and $4.33 billion in the second quarter and first six months of 2025, respectively, increased by 7% and 9%, respectively, over the same periods of 2024.  Retention rates remained strong in the second quarter and first six months of 2025 and were comparable with the same periods of 2024.  Renewal premium changes in the second quarter and first six months of 2025 remained positive and were higher than in the same periods of 2024.  New business premiums in the second quarter and first six months of 2025 decreased from the same periods of 2024.
For its Domestic business, Personal Insurance had approximately 8.6 million and 8.9 million active policies at June 30, 2025 and 2024, respectively.
International
International net written premiums of $178 million and $324 million in the second quarter and first six months of 2025, respectively, decreased by 5% and 4%, respectively, from the same periods of 2024, driven by decreases in the automobile product line.

For its International business, Personal Insurance had approximately 386,000 and 441,000 active policies at June 30, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income (loss)	$(87)	$(88)	$(173)	$(171)
The Income (loss) for Interest Expense and Other for the second quarters of 2025 and 2024 was $(87) million and $(88) million, respectively.  Pre-tax interest expense for the second quarters of 2025 and 2024 was $99 million and $98 million, respectively. After-tax interest expense for the second quarters of both 2025 and 2024 was $78 million. The Income (loss) for Interest Expense and Other in the first six months of 2025 and 2024 was $(173) million and $(171) million, respectively. Pre-tax interest expense in the first six months of 2025 and 2024 was $198 million and $196 million, respectively. After-tax interest expense in the first six months of 2025 and 2024 was $156 million and $155 million, respectively.

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
Net asbestos paid loss and loss adjustment expenses in the first six months of 2025 and 2024 were $103 million and $135 million, respectively. Net asbestos reserves were $1.24 billion as of both June 30, 2025 and 2024.
The following table displays activity for asbestos losses and loss adjustment expenses and reserves:

(as of and for the six months ended June 30, in millions)	2025	2024
Beginning reserves:
Gross	$1,708	$1,768
Ceded	(370)	(390)
Net	1,338	1,378
Incurred losses and loss adjustment expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss adjustment expenses:
Gross	155	156
Ceded	(52)	(21)
Net	103	135
Foreign exchange and other:
Gross	2	—
Ceded	—	1
Net	2	1
Ending reserves:
Gross	1,555	1,612
Ceded	(318)	(368)
Net	$1,237	$1,244

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of June 30, 2025 were $98.07 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of June 30, 2025 was $87.57 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, including U.S. Treasury securities, was “Aa2” as of both June 30, 2025 and December 31, 2024. The weighted average credit quality of the Company’s fixed maturity portfolio, excluding U.S. Treasury securities, was “Aa3” and “Aa2” as of June 30, 2025 and December 31, 2024, respectively.  Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both June 30, 2025 and December 31, 2024. The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.8 excluding short-term securities) as of June 30, 2025 and 4.3 (4.5 excluding short-term securities) as of December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of June 30, 2025 and December 31, 2024 included $28.56 billion and $27.19 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio as of June 30, 2025 and December 31, 2024 were $575 million and $572 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities.  These trusts were created to fund the payment of principal and interest due under the bonds.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both June 30, 2025 and December 31, 2024.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of June 30, 2025 and December 31, 2024 included $13.11 billion and $12.61 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals as of June 30, 2025 and December 31, 2024 were $10.09 billion and $9.93 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $3.02 billion and $2.68 billion as of June 30, 2025 and December 31, 2024, respectively. Approximately 45% and 43% of the Company’s CMO holdings as of June 30, 2025 and December 31, 2024, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.66 billion and $1.53 billion of non-guaranteed CMO holdings was “Aaa” as of both June 30, 2025 and December 31, 2024. The weighted average credit rating of all of the above securities was “Aa1” and “Aaa/Aa1” as of June 30, 2025 and December 31, 2024, respectively.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2024 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures.  These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility.  As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s other investments was $4.21 billion and $4.20 billion, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CATASTROPHE REINSURANCE COVERAGE
The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2024 Annual Report. Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2024 Annual Report.
Catastrophe Bonds. Consistent with the Company’s indemnity reinsurance agreement with Long Point Re IV Ltd., the attachment point and maximum limit were reset during the second quarter of 2025 to adjust the expected loss of the layer within a predetermined range. For the period from May 25, 2025 through and including May 24, 2026, this treaty provides up to $575 million of coverage, subject to a $2.89 billion retention.

See the “Reinsurance—Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2024 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re IV.

Other Catastrophe Reinsurance Treaties. Catastrophe reinsurance treaties that renewed on July 1, 2025 were as follows:

•Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $1.00 billion of coverage, subject to a $2.75 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, wildfires, winter storms and/or freeze losses (including coverage for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2025 through and including June 30, 2026. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•Personal Insurance Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $1.00 billion retention (i.e., for every dollar of loss between $1.00 billion and $2.00 billion, this treaty provides 50 cents of coverage). Coverage is provided on an all perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, wildfires, winter storms and/or freeze losses. The treaty covers the United States, its territories, possessions and waters contiguous thereto for the period from July 1, 2025 through and including June 30, 2026.

•Canadian Property Catastrophe Excess-of-Loss Reinsurance Treaty.  This treaty provides up to C$400 million (US$293 million as of June 30, 2025) of coverage, subject to a C$100 million (US$73 million as of June 30, 2025) retention with respect to the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses for the period from July 1, 2025 through and including June 30, 2026, and allows for one reinstatement.  The treaty covers all property written by the Company’s Canadian businesses, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures. Coverage for cyber events applies only in limited circumstances and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty.
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
The following table summarizes the composition of the Company’s reinsurance recoverables:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2025	December 31, 2024
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,161	$3,962
Gross structured settlements	2,586	2,626
Mandatory pools and associations	1,439	1,531
Gross reinsurance recoverables	8,186	8,119
Allowance for estimated uncollectible reinsurance	(127)	(119)
Net reinsurance recoverables	$8,059	$8,000
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
It is possible that changes in economic conditions, the supply chain, international trade, including the impact of tariffs, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Higher costs of labor, parts and raw materials adversely impacted severity in recent years in our personal and commercial businesses. Tariff and immigration policy could continue to impact severity. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected” in the Company’s 2024 Annual Report.
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
Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.8 excluding short-term securities) as of June 30, 2025.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  As of June 30, 2025, the Company had no open U.S. Treasury futures contracts.  The Company regularly evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $770 million in the third quarter of 2025 and $805 million in the fourth quarter of 2025. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $55 million in the first six months of 2025. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

The Company had a net pre-tax unrealized investment loss of $3.83 billion ($3.03 billion after-tax) in its fixed maturity investment portfolio as of June 30, 2025, compared to $4.61 billion ($3.64 billion after-tax) as of December 31, 2024.  The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first six months of 2025 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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
On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The Company will retain its surety business in Canada. The sale is subject to regulatory approvals and customary closing conditions, and is expected to close in the first quarter of 2026.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  As of June 30, 2025, TRV held total cash and short-term invested assets in the United States aggregating $1.97 billion and having a weighted average maturity of 37 days.  TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.36 billion).  TRV’s holding company liquidity of $1.97 billion as of June 30, 2025 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of June 30, 2025.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 4, 2028 which permits it to issue securities from time to time.  TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. As of June 30, 2025, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of June 30, 2025. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first six months of 2025 and 2024 was $3.69 billion and $3.14 billion, respectively. The increase in cash flows in the first six months of 2025 primarily reflected the impacts of higher levels of cash received for premiums and lower levels of payments for income taxes, partially offset by higher levels of payments for claims and claim adjustments expenses and commissions.
Investing Activities
Net cash used in investing activities in the first six months of 2025 and 2024 was $2.52 billion and $2.18 billion, respectively.  The Company’s consolidated total investments as of June 30, 2025 increased by $3.84 billion, or 4%, over year-end 2024, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses due to the impact of lower interest rates during the first six months of 2025, partially offset by (iii) net cash used in financing activities.

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
Financing Activities
Net cash used in financing activities in the first six months of 2025 and 2024 was $1.24 billion and $871 million, respectively.  The totals in both 2025 and 2024 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first six months of 2025 and 2024 were $874 million and $610 million, respectively.
Dividends.  Dividends paid to shareholders were $490 million and $473 million in the first six months of 2025 and 2024, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On July 17, 2025, the Company declared a regular quarterly dividend of $1.10 per share, payable September 30, 2025 to shareholders of record on September 10, 2025.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During the three and six months ended June 30, 2025, the Company repurchased 1.8 million and 2.8 million common shares, respectively, under its share repurchase authorizations for a total cost of $500 million and $750 million, respectively. The average cost per share repurchased was $269.90 and $265.45, respectively. As of June 30, 2025, the Company had $4.29 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of June 30, 2025 and December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	June 30, 2025	December 31, 2024
Debt:
Short-term	$300	$100
Long-term	7,804	8,004
Net unamortized fair value adjustments and debt issuance costs	(70)	(71)
Total debt	8,034	8,033
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	33,603	32,831
Accumulated other comprehensive loss	(4,085)	(4,967)
Total shareholders’ equity	29,518	27,864
Total capitalization	$37,552	$35,897
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	June 30, 2025	December 31, 2024
Total capitalization	$37,552	$35,897
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(3,031)	(3,640)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$40,583	$39,537
Debt-to-total capital ratio	21.4%	22.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	19.8%	20.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 19.8% as of June 30, 2025 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). There have been no rating agency actions taken with respect to the Company since April 16, 2025, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2025 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2024 Annual Report.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change.  The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.  These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods.  In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.56 billion as of June 30, 2025) are for asbestos claims and related litigation.  Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below.  While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2025			December 31, 2024
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,006	$11,862	$17,868	$5,845	$11,349	$17,194
Commercial property	1,376	608	1,984	1,384	342	1,726
Commercial multi-peril	3,214	3,724	6,938	3,015	3,438	6,453
Commercial automobile	2,833	3,361	6,194	2,749	3,195	5,944
Workers’ compensation	10,033	8,579	18,612	9,980	8,749	18,729
Fidelity and surety	182	646	828	210	571	781
Personal automobile	2,298	2,480	4,778	2,315	2,588	4,903
Personal homeowners and other	1,677	2,303	3,980	1,238	1,833	3,071
International and other	2,669	3,086	5,755	2,561	2,726	5,287
Property-casualty	30,288	36,649	66,937	29,297	34,791	64,088
Accident and health	4	—	4	5	—	5
Claims and claim adjustment expense reserves	$30,292	$36,649	$66,941	$29,302	$34,791	$64,093
The $2.85 billion increase in gross claims and claim adjustment expense reserves since December 31, 2024 primarily reflected the impacts of (i) catastrophe losses in the first six months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first six months of 2025 and (v) net favorable prior year reserve development.

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
•the impact of developments in the geopolitical environment; and
•the sale of our Canadian personal insurance business and the majority of our Canadian commercial insurance business, including with respect to the expected closing of the transaction, use of proceeds, including share repurchases, and financial impact of the sale.
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
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; and
•the effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative changes that take place after the Company issues its policies can result in an unexpected increase in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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
•future pandemics (including new variants of COVID-19) could materially affect the Company’s results of operations, financial position and/or liquidity; and
•the sale of our Canadian insurance business (excluding surety) to Definity Financial Corporation is subject to closing conditions, including obtaining required regulatory approvals and the satisfaction of other customary closing conditions, and may not occur.
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
Regulatory and Compliance Risks
•the Company’s businesses are heavily regulated by the states and countries in which it conducts business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce the Company’s profitability and limit its growth; and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2025	April 30, 2025	252,153	$260.34	248,200	$4,725
May 1, 2025	May 31, 2025	1,074,323	$272.48	873,200	$4,487
June 1, 2025	June 30, 2025	734,327	$270.45	731,280	$4,290
Total		2,060,803	$270.27	1,852,680	$4,290

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

The Company acquired 0.3 million shares for a total cost of $57 million during the three months ended June 30, 2025 that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1*
The Travelers Companies, Inc. Amended and Restated 2023 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 23, 2025 and is incorporated herein by reference.

10.2†*	Current Director Compensation Program, effective as of May 21, 2025.

31.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Alan D. Schnitzer, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Daniel S. Frey, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2025 and 2024; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2025 and 2024; (iii) Consolidated Balance Sheet at June 30, 2025 and December 31, 2024; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2025 and 2024; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 17, 2025	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: July 17, 2025	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)