Form 10-Q
period 2025-09-30
TRAVELERS COMPANIES, INC.
filed 2025-10-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
_________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Yes ☐    No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 10, 2025 was 223,063,417.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2025
_________________________________________________________

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$11,135	$10,704	$32,766	$31,073
Net investment income	1,033	904	2,905	2,635
Fee income	127	121	370	345
Net realized investment gains (losses)	27	55	(28)	25
Other revenues	148	120	383	337
Total revenues	12,470	11,904	36,396	34,415
Claims and expenses
Claims and claim adjustment expenses	6,594	6,996	21,389	21,025
Amortization of deferred acquisition costs	1,849	1,790	5,429	5,166
General and administrative expenses	1,572	1,460	4,576	4,344
Interest expense	111	98	309	294
Total claims and expenses	10,126	10,344	31,703	30,829
Income before income taxes	2,344	1,560	4,693	3,586
Income tax expense	456	300	901	669
Net income	$1,888	$1,260	$3,792	$2,917
Net income per share
Basic	$8.37	$5.50	$16.69	$12.68
Diluted	$8.24	$5.42	$16.45	$12.51
Weighted average number of common shares outstanding
Basic	224.1	227.4	225.6	228.3
Diluted	227.5	230.6	228.9	231.3

Cash dividends declared per common share	$1.10	$1.05	$3.25	$3.10

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,888	$1,260	$3,792	$2,917
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,347	2,370	2,124	1,294
Having credit losses recognized in the consolidated statement of income	—	1	1	4
Net changes in benefit plan assets and obligations	—	(1)	—	(4)
Net changes in unrealized foreign currency translation	(72)	120	217	24
Other comprehensive income before income taxes	1,275	2,490	2,342	1,318
Income tax expense	284	513	469	280
Other comprehensive income, net of taxes	991	1,977	1,873	1,038
Comprehensive income	$2,879	$3,237	$5,665	$3,955

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $93,598 and $88,277; allowance for expected credit losses of $4 and $2)	$91,113	$83,666
Equity securities, at fair value (cost $506 and $544)	692	687
Real estate investments	888	902
Short-term securities	6,798	4,766
Other investments	4,193	4,202
Total investments	103,684	94,223
Cash (including restricted cash of $137 and $131)	729	699
Investment income accrued	776	752
Premiums receivable (net of allowance for expected credit losses of $58 and $58)	11,621	11,110
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $141 and $119)	8,298	8,000
Ceded unearned premiums	1,680	1,202
Deferred acquisition costs	3,691	3,494
Deferred taxes	1,035	1,762
Contractholder receivables (net of allowance for expected credit losses of $17 and $18)	3,098	3,171
Goodwill	4,271	4,233
Other intangible assets	342	360
Other assets	4,453	4,183
Total assets	$143,678	$133,189
Liabilities
Claims and claim adjustment expense reserves	$67,705	$64,093
Unearned premium reserves	23,596	22,289
Contractholder payables	3,115	3,189
Payables for reinsurance premiums	946	550
Debt	9,267	8,033
Other liabilities	7,440	7,171
Total liabilities	112,069	105,325
Shareholders’ equity
Common stock (1,750.0 shares authorized; 223.0 and 226.6 shares issued and outstanding)	25,817	25,452
Retained earnings	52,680	49,630
Accumulated other comprehensive loss	(3,094)	(4,967)
Treasury stock, at cost (570.1 and 564.3 shares)	(43,794)	(42,251)
Total shareholders’ equity	31,609	27,864
Total liabilities and shareholders’ equity	$143,678	$133,189

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock
Balance, beginning of period	$25,728	$25,245	$25,452	$24,906
Employee share-based compensation	30	31	166	231
Compensation amortization under share-based plans and other changes	59	63	199	202
Balance, end of period	25,817	25,339	25,817	25,339
Retained earnings
Balance, beginning of period	51,041	46,773	49,630	45,591
Net income	1,888	1,260	3,792	2,917
Dividends	(250)	(243)	(743)	(720)
Other	1	(1)	1	1
Balance, end of period	52,680	47,789	52,680	47,789
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(4,085)	(5,410)	(4,967)	(4,471)
Other comprehensive income	991	1,977	1,873	1,038
Balance, end of period	(3,094)	(3,433)	(3,094)	(3,433)
Treasury stock, at cost
Balance, beginning of period	(43,166)	(41,746)	(42,251)	(41,105)
Treasury stock acquired — share repurchase authorizations	(625)	(250)	(1,375)	(750)
Net shares acquired related to employee share-based compensation plans	(3)	(3)	(168)	(144)
Balance, end of period	(43,794)	(41,999)	(43,794)	(41,999)
Total shareholders’ equity	$31,609	$27,696	$31,609	$27,696
Common shares outstanding
Balance, beginning of period	225.1	227.9	226.6	228.2
Treasury stock acquired — share repurchase authorizations	(2.3)	(1.1)	(5.1)	(3.4)
Net shares issued under employee share-based compensation plans	0.2	0.2	1.5	2.2
Balance, end of period	223.0	227.0	223.0	227.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$3,792	$2,917
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	28	(25)
Depreciation and amortization	518	552
Deferred federal income tax expense (benefit)	268	(102)
Amortization of deferred acquisition costs	5,429	5,166
Equity in income from other investments	(169)	(220)
Premiums receivable	(485)	(987)
Reinsurance recoverables	(269)	73
Deferred acquisition costs	(5,616)	(5,439)
Claims and claim adjustment expense reserves	3,388	3,067
Unearned premium reserves	1,245	1,904
Other	(208)	104
Net cash provided by operating activities	7,921	7,010
Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,758	5,990
Proceeds from sales of investments:
Fixed maturities	779	1,475
Equity securities	131	93
Real estate investments	—	64
Other investments	210	211
Purchases of investments:
Fixed maturities	(14,519)	(12,360)
Equity securities	(94)	(80)
Real estate investments	(23)	(34)
Other investments	(262)	(283)
Net purchases of short-term securities	(2,027)	(342)
Securities transactions in the course of settlement	368	382
Acquisition, net of cash acquired	—	(382)
Other	(398)	(305)
Net cash used in investing activities	(7,077)	(5,571)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(1,369)	(747)
Treasury stock acquired — net employee share-based compensation	(125)	(112)
Dividends paid to shareholders	(737)	(711)
Issuance of debt	1,233	—
Issuance of common stock — employee share options	163	245
Net cash used in financing activities	(835)	(1,325)
Effect of exchange rate changes on cash and restricted cash	21	8
Net increase in cash and restricted cash	30	122
Cash and restricted cash at beginning of year	699	650
Cash and restricted cash at end of period	$729	$772
Supplemental disclosure of cash flow information
Income taxes paid	$756	$947
Interest paid	$257	$255

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

Accounting Standards Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued updated guidance on the accounting for internal-use software costs. The updated guidance removes all references to software development project stages so that the guidance is neutral to different software development methods and allows for the application of iterative software development methods such as agile. The updated guidance requires that an entity capitalize software costs when both: 1) management has authorized and committed to the funding of the software project, and 2) it is probable that the project will be completed, and the software will be used to perform its intended function. Additionally, the updated guidance clarifies that internal and external training costs and maintenance costs must be expensed as incurred.
The updated guidance is effective for the quarter ended March 31, 2028, and can be applied on a prospective, modified, or retrospective transition approach. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position, or liquidity.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
The following tables summarize the components of the Company’s revenues, income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$5,700	$1,042	$4,393	$11,135
Net investment income	727	116	190	1,033
Fee income	114	—	13	127
Other revenues	111	8	29	148
Total segment revenues (1)	6,652	1,166	4,625	12,443
Claims and claim adjustment expenses	3,667	451	2,476	6,594
Amortization of deferred acquisition costs	973	197	679	1,849
General and administrative expenses	894	207	458	1,559
Income tax expense	211	61	205	477
Segment income (1)	$907	$250	$807	$1,964

2024
Premiums	$5,474	$1,009	$4,221	$10,704
Net investment income	642	101	161	904
Fee income	109	—	12	121
Other revenues	89	7	24	120
Total segment revenues (1)	6,314	1,117	4,418	11,849
Claims and claim adjustment expenses	3,698	441	2,857	6,996
Amortization of deferred acquisition costs	930	194	666	1,790
General and administrative expenses	826	203	420	1,449
Income tax expense	162	57	91	310
Segment income (1)	$698	$222	$384	$1,304
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$16,710	$3,058	$12,998	$32,766
Net investment income	2,045	325	535	2,905
Fee income	333	—	37	370
Other revenues	288	19	76	383
Total segment revenues (1)	19,376	3,402	13,646	36,424
Claims and claim adjustment expenses	10,956	1,303	9,130	21,389
Amortization of deferred acquisition costs	2,834	579	2,016	5,429
General and administrative expenses	2,616	626	1,298	4,540
Income tax expense	567	180	235	982
Segment income (1)	$2,403	$714	$967	$4,084

2024
Premiums	$15,802	$2,942	$12,329	$31,073
Net investment income	1,883	285	467	2,635
Fee income	315	—	30	345
Other revenues	243	22	72	337
Total segment revenues (1)	18,243	3,249	12,898	34,390
Claims and claim adjustment expenses	10,500	1,342	9,183	21,025
Amortization of deferred acquisition costs	2,655	559	1,952	5,166
General and administrative expenses	2,479	615	1,219	4,313
Income tax expense	491	146	93	730
Segment income (1)	$2,118	$587	$451	$3,156
________________________________________________________
(1)Segment revenues for reportable business segments exclude net realized investment gains (losses) and revenues included in “interest expense and other.” Segment income for reportable business segments excludes the after-tax impact of net realized investment gains (losses) and income (loss) from “interest expense and other.”
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the three months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable (unfavorable) prior year reserve development	$(125)	$43	$104	$22
Catastrophe losses	$139	$—	$263	$402
2024
Net favorable (unfavorable) prior year reserve development	$(91)	$36	$181	$126
Catastrophe losses	$340	$4	$595	$939

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable prior year reserve development	$28	$191	$496	$715
Catastrophe losses	$1,016	$24	$2,555	$3,595
2024
Net favorable (unfavorable) prior year reserve development	$(57)	$84	$420	$447
Catastrophe losses	$938	$49	$2,173	$3,160
The following tables present the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs which is disclosed separately in the table above with segment income by reportable business segment):

(for the three months ended September 30, in millions)	2025	2024
Business Insurance	$99	$102
Bond & Specialty Insurance	21	21
Personal Insurance	44	50
Total	$164	$173

(for the nine months ended September 30, in millions)	2025	2024
Business Insurance	$312	$330
Bond & Specialty Insurance	62	66
Personal Insurance	139	151
Total	$513	$547

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued
Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$842	$858	$2,506	$2,602
Commercial automobile	1,011	915	2,921	2,649
Commercial property	942	915	2,839	2,682
General liability	907	871	2,630	2,563
Commercial multi-peril	1,474	1,374	4,309	3,890
Other	20	21	56	51
Total Domestic	5,196	4,954	15,261	14,437
International	504	520	1,449	1,365
Total Business Insurance	5,700	5,474	16,710	15,802
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	378	359	1,103	1,049
General liability	463	454	1,374	1,317
Other	61	58	178	172
Total Domestic	902	871	2,655	2,538
International	140	138	403	404
Total Bond & Specialty Insurance	1,042	1,009	3,058	2,942
Personal Insurance:
Domestic:
Automobile	1,987	1,973	5,931	5,766
Homeowners and Other	2,239	2,083	6,563	6,069
Total Domestic	4,226	4,056	12,494	11,835
International	167	165	504	494
Total Personal Insurance	4,393	4,221	12,998	12,329
Total earned premiums	11,135	10,704	32,766	31,073
Net investment income	1,033	904	2,905	2,635
Fee income	127	121	370	345
Other revenues	148	120	383	337
Total segment revenues	12,443	11,849	36,424	34,390
Net realized investment gains (losses)	27	55	(28)	25
Total revenues	$12,470	$11,904	$36,396	$34,415
Income reconciliation, net of tax
Total segment income	$1,964	$1,304	$4,084	$3,156
Interest Expense and Other (1)	(97)	(86)	(270)	(257)
Core income	1,867	1,218	3,814	2,899
Net realized investment gains (losses)	21	42	(22)	18
Net income	$1,888	$1,260	$3,792	$2,917
_________________________________________________________
(1)The primary component of Interest Expense and Other was after-tax interest expense of $88 million and $77 million for the three months ended September 30, 2025 and 2024, respectively, and $244 million and $232 million for the nine months ended September 30, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
2.    SEGMENT INFORMATION, Continued

(in millions)	September 30, 2025	December 31, 2024
Asset reconciliation
Business Insurance	$106,018	$98,311
Bond & Specialty Insurance	13,767	12,628
Personal Insurance	22,817	21,138
Total assets by reportable segment	142,602	132,077
Other assets (1)	1,076	1,112
Total consolidated assets	$143,678	$133,189
 _________________________________________________________
(1)The primary components of other assets as of both September 30, 2025 and December 31, 2024 were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.

3.      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of September 30, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,084	$—	$15	$86	$4,013
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	21,171	—	103	1,342	19,932
Revenue	9,677	—	42	642	9,077
State general obligation	1,019	—	5	55	969
Pre-refunded	324	—	3	1	326
Total obligations of U.S. states, municipalities and political subdivisions	32,191	—	153	2,040	30,304
Debt securities issued by foreign governments	984	—	10	6	988
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,287	—	225	151	13,361
Corporate and all other bonds	43,052	4	480	1,081	42,447
Total	$93,598	$4	$883	$3,364	$91,113

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2024, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,735	$—	$4	$169	$5,570
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	18,604	—	23	1,604	17,023
Revenue	9,268	—	16	704	8,580
State general obligation	1,081	—	2	73	1,010
Pre-refunded	573	—	2	3	572
Total obligations of U.S. states, municipalities and political subdivisions	29,526	—	43	2,384	27,185
Debt securities issued by foreign governments	917	—	5	13	909
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,888	—	53	336	12,605
Corporate and all other bonds	39,211	2	118	1,930	37,397
Total	$88,277	$2	$223	$4,832	$83,666
Pre-refunded bonds of $326 million and $572 million as of September 30, 2025 and December 31, 2024, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
Proceeds from the sales of fixed maturities classified as available for sale were $779 million and $1.48 billion during the nine months ended September 30, 2025 and 2024, respectively. Gross gains of $1 million and $2 million and gross losses of $29 million and $57 million were realized on those sales during the nine months ended September 30, 2025 and 2024, respectively. Included in net realized investment gains (losses) for the nine months ended September 30, 2025 and 2024 were $20 million and $34 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of September 30, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$462	$193	$6	$649
Non-redeemable preferred stock	44	5	6	43
Total	$506	$198	$12	$692

(as of December 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$500	$150	$11	$639
Non-redeemable preferred stock	44	4	—	48
Total	$544	$154	$11	$687
For the nine months ended September 30, 2025 and 2024, the Company recognized $41 million and $102 million of net gains on equity securities still held as of September 30, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of September 30, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report to determine whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of September 30, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$192	$—	$2,067	$86	$2,259	$86
Obligations of U.S. states, municipalities and political subdivisions	6,006	162	14,917	1,878	20,923	2,040
Debt securities issued by foreign governments	52	—	327	6	379	6
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,031	7	1,773	144	2,804	151
Corporate and all other bonds	1,896	10	19,447	1,071	21,343	1,081
Total	$9,177	$179	$38,531	$3,185	$47,708	$3,364

	Less than 12 months		12 months or longer		Total
(as of December 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$557	$1	$2,830	$168	$3,387	$169
Obligations of U.S. states, municipalities and political subdivisions	8,584	160	15,007	2,224	23,591	2,384
Debt securities issued by foreign governments	113	1	454	12	567	13
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,359	148	1,419	188	8,778	336
Corporate and all other bonds	7,341	144	21,999	1,786	29,340	1,930
Total	$23,954	$454	$41,709	$4,378	$65,663	$4,832

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of September 30, 2025 and December 31, 2024, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of September 30, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	2	161	641	804
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	2	—	4	1	7
Total	$2	$2	$165	$642	$811

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	366	—	43	635	1,044
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	58	—	—	—	58
Corporate and all other bonds	13	—	—	3	16
Total	$437	$—	$43	$638	$1,118
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
3.    INVESTMENTS, Continued
Impairment Charges
The following tables present changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses):

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Three Months Ended
(in millions)	September 30, 2025	September 30, 2024

Balance, beginning of period	$4	$1
Additions for expected credit losses on securities where no credit losses were previously recognized	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(1)
Reductions due to sales/defaults of credit-impaired securities	—	—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$—

	Fixed Maturities
	Corporate and All Other Bonds
	As of and For the Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024

Balance, beginning of period	$2	$5
Additions for expected credit losses on securities where no credit losses were previously recognized	2	3
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(1)
Reductions due to sales/defaults of credit-impaired securities	—	(7)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$4	$—
Total net impairment charges, including credit impairments, reported in net realized investment gains (losses) in the consolidated statement of income were $0 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $2 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. Credit losses related to the fixed maturity portfolio for both the three and nine months ended September 30, 2025 and 2024 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis.
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
Valuation of Investments Reported at Fair Value in Financial Statements
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both September 30, 2025 and December 31, 2024.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions on the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $31 million and $37 million for these investments as of September 30, 2025 and December 31, 2024, respectively, in the amounts disclosed in Level 3.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
4.    FAIR VALUE MEASUREMENTS, Continued

(as of September 30, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$4,013	$4,013	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	30,304	—	30,304	—
Debt securities issued by foreign governments	988	—	988	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,361	—	13,358	3
Corporate and all other bonds	42,447	13	42,098	336
Total fixed maturities	91,113	4,026	86,748	339
Equity securities
Common stock	649	642	—	7
Non-redeemable preferred stock	43	16	3	24
Total equity securities	692	658	3	31
Other investments	22	22	—	—
Total	$91,827	$4,706	$86,751	$370

(as of December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	$5,570	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,185	—	27,185	—
Debt securities issued by foreign governments	909	—	909	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	—	12,602	3
Corporate and all other bonds	37,397	—	37,151	246
Total fixed maturities	83,666	5,570	77,847	249
Equity securities
Common stock	639	631	—	8
Non-redeemable preferred stock	48	16	3	29
Total equity securities	687	647	3	37
Other investments	20	20	—	—
Total	$84,373	$6,237	$77,850	$286
A corporate and all other bonds investment totaling $133 million that had been valued using observable market inputs as of December 31, 2024 and disclosed in Level 2, was valued using a broker quote as of September 30, 2025 and transferred into Level 3 during the nine months ended September 30, 2025. There was no other significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2025.

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

(as of September 30, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$6,798	$6,798	$1,139	$5,612	$47
Financial liabilities
Debt	$9,167	$8,597	$—	$8,597	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Short-term securities	$4,766	$4,766	$1,933	$2,788	$45
Financial liabilities
Debt	$7,933	$7,095	$—	$7,095	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2025 or the year ended December 31, 2024.

5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, as of September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

	As of and For the Three Months Ended September 30, 2025		As of and For the Three Months Ended September 30, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$12,042	$61	$11,491	$69

Current period change for expected credit losses		13		16
Write-offs of uncollectible premiums receivable		16		15
Balance, end of period	$11,621	$58	$11,271	$70

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued

	As of and For the Nine Months Ended September 30, 2025		As of and For the Nine Months Ended September 30, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,110	$58	$10,282	$69

Current period change for expected credit losses		48		41
Write-offs of uncollectible premiums receivable		48		40
Balance, end of period	$11,621	$58	$11,271	$70
Reinsurance Recoverables
The following tables present the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of September 30, 2025 and 2024, and the changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2025 and 2024.

	As of and For the Three Months Ended September 30, 2025		As of and For the Three Months Ended September 30, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,059	$127	$8,132	$117

Current period change for estimated uncollectible reinsurance		14		3
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,298	$141	$8,075	$120

	As of and For the Nine Months Ended September 30, 2025		As of and For the Nine Months Ended September 30, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,000	$119	$8,143	$118

Current period change for estimated uncollectible reinsurance		22		2
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$8,298	$141	$8,075	$120

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
5.    ALLOWANCE FOR EXPECTED CREDIT LOSSES, Continued
Of the total reinsurance recoverables as of September 30, 2025, $6.19 billion, or 88%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance. The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 95% were rated A- or better. The remaining 12% of reinsurance recoverables comprised the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools and 5% were balances from other companies not rated by A.M. Best Company. Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following tables present the balances of contractholder receivables, net of the allowance for expected credit losses, as of September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

	As of and For the Three Months Ended September 30, 2025		As of and For the Three Months Ended September 30, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,095	$17	$3,274	$18

Current period change for expected credit losses		—		—
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,098	$17	$3,292	$18

	As of and For the Nine Months Ended September 30, 2025		As of and For the Nine Months Ended September 30, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,171	$18	$3,249	$20

Current period change for expected credit losses		(1)		(2)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,098	$17	$3,292	$18

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

(in millions)	September 30, 2025	December 31, 2024
Business Insurance	$2,601	$2,572
Bond & Specialty Insurance	838	834
Personal Insurance	806	801
Other	26	26
Total	$4,271	$4,233
Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of September 30, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$186	$89	$97
Contract-based	204	198	6
Marketing-related	18	5	13
Total subject to amortization	408	292	116
Not subject to amortization	226	—	226
Total	$634	$292	$342

(as of December 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$185	$74	$111
Contract-based	204	196	8
Marketing-related	18	3	15
Total subject to amortization	407	273	134
Not subject to amortization	226	—	226
Total	$633	$273	$360

7.    INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2025	December 31, 2024
Property-casualty	$67,701	$64,088
Accident and health	4	5
Total	$67,705	$64,093

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
7.    INSURANCE CLAIM RESERVES, Continued
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

	Nine Months Ended September 30,
(in millions)	2025	2024
Claims and claim adjustment expense reserves at beginning of year	$64,088	$61,621
Less reinsurance recoverables on unpaid losses	7,669	7,817
Net reserves at beginning of year	56,419	53,804
Estimated claims and claim adjustment expenses for claims arising in the current year	21,959	21,276
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(648)	(321)
Total increases	21,311	20,955
Claims and claim adjustment expense payments for claims arising in:
Current year	7,597	7,255
Prior years	10,623	10,545
Total payments	18,220	17,800
Unrealized foreign exchange loss	204	38
Net reserves at end of period	59,714	56,997
Plus reinsurance recoverables on unpaid losses	7,987	7,744
Claims and claim adjustment expense reserves at end of period	$67,701	$64,741
Gross claims and claim adjustment expense reserves as of September 30, 2025 increased by $3.61 billion from December 31, 2024, primarily reflecting the impacts of (i) catastrophe losses in the first nine months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2025 and (v) net favorable prior year reserve development.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
For the nine months ended September 30, 2025 and 2024, estimated claims and claim adjustment expenses incurred included $648 million and $321 million, respectively, of net favorable development for claims arising in prior years, including $715 million and $447 million, respectively, of net favorable prior year reserve development, and $32 million and $33 million, respectively, of accretion of discount.
Business Insurance. Net unfavorable prior year reserve development in the third quarter of 2025 totaled $125 million, primarily driven by an addition to asbestos reserves of $277 million, partially offset by better than expected loss experience in the workers’ compensation product line for multiple accident years. Net unfavorable prior year reserve development in the third quarter of 2024 totaled $91 million, primarily driven by an addition to asbestos reserves of $242 million, partially offset by better than expected loss experience in the workers’ compensation product line for multiple accident years.
Net favorable prior year reserve development in the first nine months of 2025 totaled $28 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations, including an addition to asbestos reserves of $277 million. Net unfavorable prior year reserve development in the first nine months of 2024 totaled $57 million, primarily driven by (i) higher than expected loss experience in the general liability product line (excluding asbestos) for recent accident years, (ii) an addition to asbestos reserves of $242 million and (iii) an addition to reserves related to run-off operations, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years.
Bond & Specialty Insurance. Net favorable prior year reserve development in the third quarter and first nine months of 2025 totaled $43 million and $191 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2024 totaled $36 million and $84 million, respectively, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.    INSURANCE CLAIM RESERVES, Continued
Personal Insurance. Net favorable prior year reserve development in the third quarter of 2025 totaled $104 million, primarily driven by better than expected loss experience in the automobile product line for recent accident years. Net favorable prior year reserve development in the first nine months of 2025 totaled $496 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years. Net favorable prior year reserve development in the third quarter and first nine months of 2024 totaled $181 million and $420 million, respectively, primarily driven by better than expected loss experience in both the homeowners and other and automobile product lines for recent accident years.

8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2025.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2025	$(3,216)	$185	$(224)	$(830)	$(4,085)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,059	—	—	(70)	989
Amounts reclassified from AOCI, net of tax	2	—	—	—	2
Net OCI, current period	1,061	—	—	(70)	991
Balance, September 30, 2025	$(2,155)	$185	$(224)	$(900)	$(3,094)

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2024	$(3,824)	$184	$(224)	$(1,103)	$(4,967)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,629	1	—	203	1,833
Amounts reclassified from AOCI, net of tax	40	—	—	—	40
Net OCI, current period	1,669	1	—	203	1,873
Balance, September 30, 2025	$(2,155)	$185	$(224)	$(900)	$(3,094)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
8.    OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), Continued

The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$1,347	$2,370	$2,124	$1,294
Income tax expense	286	506	455	279
Net of taxes	1,061	1,864	1,669	1,015
Having credit losses recognized in the consolidated statement of income	—	1	1	4
Income tax expense	—	—	—	1
Net of taxes	—	1	1	3
Net changes in benefit plan assets and obligations	—	(1)	—	(4)
Income tax benefit	—	—	—	(1)
Net of taxes	—	(1)	—	(3)
Net changes in unrealized foreign currency translation	(72)	120	217	24
Income tax expense (benefit)	(2)	7	14	1
Net of taxes	(70)	113	203	23
Total other comprehensive income	1,275	2,490	2,342	1,318
Total income tax expense	284	513	469	280
Total other comprehensive income, net of taxes	$991	$1,977	$1,873	$1,038

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$2	$17	$50	$92
Income tax benefit (2)	—	3	10	19
Net of taxes	2	14	40	73
Having credit losses recognized in the consolidated statement of income (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	—	—	(1)
General and administrative expenses (benefit) (3)	—	(1)	—	(3)
Total	—	(1)	—	(4)
Income tax expense (2)	—	(1)	—	(1)
Net of taxes	—	—	—	(3)
Reclassification adjustment related to foreign currency translation (1)	—	—	—	—
Income tax benefit (2)	—	—	—	—
Net of taxes	—	—	—	—
Total reclassifications	2	16	50	88
Total income tax benefit	—	2	10	18
Total reclassifications, net of taxes	$2	$14	$40	$70
_________________________________________________________
(1)(Increases) decreases net realized investment gains (losses) on the consolidated statement of income.
(2)(Increases) decreases income tax expense on the consolidated statement of income.
(3)Increases (decreases) expenses on the consolidated statement of income.

9.     DEBT
2025 Debt Issuance. On July 24, 2025, the Company issued a total of $1.25 billion of debt in two tranches:

•$500 million aggregate principal amount of 5.05% senior notes that will mature on July 24, 2035 (the “2035 notes”), and
•$750 million aggregate principal amount of 5.70% senior notes that will mature on July 24, 2055 (the “2055 notes” and together with the 2035 notes, the “senior notes”).

The net proceeds of the issuance, after deducting the underwriting discount and expenses payable by the Company, totaled approximately $1.23 billion. Interest on the senior notes is payable semi-annually in arrears on January 24 and July 24, beginning on January 24, 2026.

The 2035 notes may be redeemed prior to April 24, 2035, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any 2035 notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding April 24, 2035 on any 2035 notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
9.     DEBT, Continued
defined in the 2035 notes), plus 15 basis points. On or after April 24, 2035, the 2035 notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any 2035 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2055 notes may be redeemed prior to January 24, 2055, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any 2055 notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding January 24, 2055 on any 2055 notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the 2055 notes), plus 15 basis points. On or after January 24, 2055, the 2055 notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any 2055 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

10.     COMMON SHARE REPURCHASES
During the three and nine months ended September 30, 2025, the Company repurchased 2.3 million and 5.1 million common shares, respectively, under its share repurchase authorizations for total cost of $625 million and $1.38 billion, respectively. The average cost per share repurchased was $271.76 and $268.28, respectively. In addition, the Company acquired 10,402 shares and 0.7 million common shares for a total cost of $3 million and $168 million during the three and nine months ended September 30, 2025, respectively, that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of September 30, 2025, the Company had $3.67 billion of capacity remaining under its share repurchase authorizations.

11.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic and Diluted
Net income, as reported	$1,888	$1,260	$3,792	$2,917
Participating share-based awards — allocated income	(13)	(10)	(27)	(22)
Net income available to common shareholders — basic and diluted	$1,875	$1,250	$3,765	$2,895
Common Shares
Basic
Weighted average shares outstanding	224.1	227.4	225.6	228.3
Diluted
Weighted average shares outstanding	224.1	227.4	225.6	228.3
Weighted average effects of dilutive securities — stock options and performance shares	3.4	3.2	3.3	3.0
Total	227.5	230.6	228.9	231.3
Net Income per Common Share
Basic	$8.37	$5.50	$16.69	$12.68
Diluted	$8.24	$5.42	$16.45	$12.51

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
12.      SHARE-BASED INCENTIVE COMPENSATION
The following information relates to fully vested stock option awards as of September 30, 2025:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	5,804,107	$159.98	5.4 years	$692
Exercisable at end of period	4,388,364	$142.96	4.5 years	$598
_________________________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
The total compensation cost for all share-based incentive compensation awards recognized in earnings was $59 million and $63 million for the three months ended September 30, 2025 and 2024, respectively, and $199 million and $202 million for the nine months ended September 30, 2025 and 2024, respectively. The related tax benefits recognized in the consolidated statement of income were $11 million for both the three months ended September 30, 2025 and 2024, and $33 million for both the nine months ended September 30, 2025 and 2024.
The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards as of September 30, 2025 was $310 million, which is expected to be recognized over a weighted-average period of 1.9 years.

13.    PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the three months ended September 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2025	2024	2025	2024
Net Periodic Benefit Cost (Benefit):
Service cost	$28	$29	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	44	43	1	1
Expected return on plan assets	(71)	(74)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial (gain) loss	4	2	(3)	(3)
Total non-service cost (benefit)	(23)	(29)	(2)	(2)
Net periodic benefit cost (benefit)	$5	$—	$(2)	$(2)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
13.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the three months ended September 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended September 30, in millions)	2025	2024	2025	2024
Service Cost:
Claims and claim adjustment expenses	$11	$11	$—	$—
General and administrative expenses	17	18	—	—
Total service cost	28	29	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(9)	(11)	(1)	—
General and administrative expenses	(14)	(18)	(1)	(2)
Total non-service cost (benefit)	(23)	(29)	(2)	(2)
Net periodic benefit cost (benefit)	$5	$—	$(2)	$(2)

The following table summarizes the components of net periodic benefit cost (benefit) for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income for the nine months ended September 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2025	2024	2025	2024
Net Periodic Benefit Cost (Benefit):
Service cost	$85	$87	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	132	129	2	3
Expected return on plan assets	(211)	(223)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(2)
Net actuarial (gain) loss	11	5	(9)	(7)
Total non-service cost (benefit)	(68)	(89)	(8)	(6)
Net periodic benefit cost (benefit)	$17	$(2)	$(8)	$(6)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the nine months ended September 30, 2025 and 2024.

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2025	2024	2025	2024
Service Cost:
Claims and claim adjustment expenses	$33	$34	$—	$—
General and administrative expenses	52	53	—	—
Total service cost	85	87	—	—
Non-Service Cost (Benefit):
Claims and claim adjustment expenses	(26)	(34)	(3)	(2)
General and administrative expenses	(42)	(55)	(5)	(4)
Total non-service cost (benefit)	(68)	(89)	(8)	(6)
Net periodic benefit cost (benefit)	$17	$(2)	$(8)	$(6)

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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Lease cost
Operating leases	$16	$18	$48	$56
Short-term leases (1)	1	1	2	2
Lease expense	17	19	50	58
Less: sublease income (2)	—	—	—	—
Net lease cost	$17	$19	$50	$58

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$19	$18	$55	$60
Right-of-use assets obtained in exchange for new lease liabilities	$9	$31	$25	$45
Weighted average discount rate	4.00%	3.32%	4.00%	3.32%
Weighted average remaining lease term	5.4 years	4.2 years	5.4 years	4.2 years
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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments. These commitments totaled $1.37 billion and $1.49 billion as of September 30, 2025 and December 31, 2024, respectively.
Guarantees
The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million as of September 30, 2025.
The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of September 30, 2025, all of which is indemnified by a third party. For more information regarding the Company’s guarantees, see note 17 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report.

16.    NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during the nine months ended September 30, 2025 and 2024 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $43 million and $32 million, respectively, from the net share settlement of employee stock options. In an unrelated transaction, the Company received a beneficial interest totaling $32 million in a noncash investing activity related to the restructuring of the Massachusetts Property Insurance Underwriting Association, a FAIR Plan, during the nine months ended September 30, 2024. For additional information, see note 18 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report. There were no other material noncash investing or financing activities during the nine months ended September 30, 2025 and 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations.
FINANCIAL HIGHLIGHTS
2025 Third Quarter Consolidated Results of Operations
•Net income of $1.89 billion, or $8.37 per share basic and $8.24 per share diluted
•Net earned premiums of $11.14 billion
•Catastrophe losses of $402 million ($318 million after-tax)
•Net favorable prior year reserve development of $22 million ($16 million after-tax)
•Combined ratio of 87.3%
•Net investment income of $1.03 billion ($850 million after-tax)
•Net realized investment gains of $27 million ($21 million after-tax)
•Operating cash flows of $4.23 billion
2025 Third Quarter Consolidated Financial Condition
•Total investments of $103.68 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $143.68 billion
•Total debt of $9.27 billion, resulting in a debt-to-total capital ratio of 22.7% (21.6% excluding net unrealized investment losses, net of tax)
•Total capital returned to shareholders of $878 million, comprising $628 million of share repurchases and $250 million of dividends
•Shareholders’ equity of $31.61 billion
•Net unrealized investment losses of $2.48 billion ($1.97 billion after-tax)
•Book value per common share of $141.72
•Holding company liquidity of $2.84 billion

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2025	2024	2025	2024
Revenues
Premiums	$11,135	$10,704	$32,766	$31,073
Net investment income	1,033	904	2,905	2,635
Fee income	127	121	370	345
Net realized investment gains (losses)	27	55	(28)	25
Other revenues	148	120	383	337
Total revenues	12,470	11,904	36,396	34,415
Claims and expenses
Claims and claim adjustment expenses	6,594	6,996	21,389	21,025
Amortization of deferred acquisition costs	1,849	1,790	5,429	5,166
General and administrative expenses	1,572	1,460	4,576	4,344
Interest expense	111	98	309	294
Total claims and expenses	10,126	10,344	31,703	30,829
Income before income taxes	2,344	1,560	4,693	3,586
Income tax expense	456	300	901	669
Net income	$1,888	$1,260	$3,792	$2,917
Net income per share
Basic	$8.37	$5.50	$16.69	$12.68
Diluted	$8.24	$5.42	$16.45	$12.51
Combined ratio
Loss and loss adjustment expense ratio	58.7%	64.8%	64.7%	67.1%
Underwriting expense ratio	28.6	28.4	28.5	28.6
Combined ratio	87.3%	93.2%	93.2%	95.7%
The following discussions of the Company’s net income and segment income are presented on an after-tax basis. Discussions of the components of net income and segment income are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $8.24 in the third quarter of 2025 increased by 52% over diluted net income per share of $5.42 in the same period of 2024.  Net income of $1.89 billion in the third quarter of 2025 increased by 50% over net income of $1.26 billion in the same period of 2024. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes in the third quarter of 2025 primarily reflected the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development and (v) lower net realized investment gains. Catastrophe losses in the third quarters of 2025 and 2024 were $402 million and $939 million, respectively. Net favorable prior year reserve development in the third quarters of 2025 and 2024 was $22 million and $126 million, respectively. Underlying underwriting margins in the third quarter of 2025 were higher in all three segments. Income tax expense in the third quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Diluted net income per share of $16.45 in the first nine months of 2025 increased by 31% over diluted net income per share of $12.51 in the same period of 2024. Net income of $3.79 billion in the first nine months of 2025 increased by 30% over net income of $2.92 billion in the same period of 2024. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses and (v) net realized investment losses compared to net realized investment gains in the same period of 2024. Catastrophe losses in the first nine months of 2025 and 2024 were $3.60 billion and $3.16 billion, respectively. Net favorable prior year reserve development in the first nine months of 2025 and 2024 was $715 million and $447 million, respectively. The higher underlying underwriting margins in the first nine months of 2025 were driven by Personal Insurance and Business Insurance, partially offset by Bond & Specialty Insurance. Income tax expense in the first nine months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the three months and nine months ended September 30, 2025 and 2024, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income for the periods reported.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2025 were $11.14 billion, $431 million or 4% higher than in the same period of 2024. Earned premiums in the first nine months of 2025 were $32.77 billion, $1.69 billion or 5% higher than in the same period of 2024. In Business Insurance, earned premiums in the third quarter and first nine months of 2025 increased by 4% and 6%, respectively, over the same periods of 2024. In Bond & Specialty Insurance, earned premiums in the third quarter and first nine months of 2025 increased by 3% and 4%, respectively, over the same periods of 2024. In Personal Insurance, earned premiums in the third quarter and first nine months of 2025 increased by 4% and 5%, respectively, over the same periods of 2024. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Average investments (1)	$105,655	$97,736	$103,086	$96,042
Pre-tax net investment income	1,033	904	2,905	2,635
After-tax net investment income	850	742	2,387	2,167
Average pre-tax yield (2)	3.9%	3.7%	3.8%	3.7%
Average after-tax yield (2)	3.2%	3.0%	3.1%	3.0%
_________________________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in the third quarter of 2025 was $1.03 billion, $129 million or 14% higher than in the same period of 2024. Net investment income in the first nine months of 2025 was $2.91 billion, $270 million or 10% higher than in the same period of 2024. Net investment income from fixed maturity investments in the third quarter and first nine months of 2025 was $874 million and $2.52 billion, respectively, $125 million and $369 million higher, respectively, than in the same periods of 2024. The increases in both periods of 2025 primarily resulted from a higher average level of fixed maturity investments and higher long-term average yields. Net investment income from short-term securities in the third quarter and first nine months of 2025 was $73 million and $185 million, respectively, $4 million and $32 million lower, respectively, than in the same periods of 2024. The decreases in both periods of 2025 primarily resulted from lower short-term average yields, partially offset by a higher average level of short-term securities. The Company’s remaining investment portfolios had net investment income of $101 million in the third quarter of 2025, $11 million higher than in the same period of 2024, primarily reflecting higher private

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

equity partnership returns. The Company’s remaining investment portfolios had net investment income of $244 million in the first nine months of 2025, $62 million lower than in the same period of 2024, primarily reflecting lower private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in the third quarter of 2025 was $127 million, $6 million higher than in the same period of 2024. Fee income in the first nine months of 2025 was $370 million, $25 million higher than in the same period of 2024. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Impairment gains (losses):
Fixed maturities	$—	$(5)	$(2)	$(8)
Net realized investment gains (losses) on equity securities still held	40	51	41	102
Other net realized investment gains (losses), including from sales	(13)	9	(67)	(69)
Total	$27	$55	$(28)	$25
Net realized investment gains on equity securities still held of $40 million and $41 million, respectively, in the third quarter and first nine months of 2025 were driven by the impact of changes in fair value attributable to favorable equity markets. Net realized investment gains on equity securities still held of $51 million and $102 million, respectively, in the third quarter and first nine months of 2024 were driven by the impact of changes in fair value attributable to favorable equity markets.
Other Revenues
Other revenues in the third quarter of 2025 were $148 million, $28 million higher than in the same period of 2024. Other revenues in the first nine months of 2025 were $383 million, $46 million higher than in the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2025 were $6.59 billion, $402 million or 6% lower than in the same period of 2024, driven by (i) lower catastrophe losses in all three segments and (ii) lower losses in Personal Insurance, partially offset by (iii) loss cost trends in all three segments, (iv) lower net favorable prior year reserve development and (v) higher business volumes in Business Insurance and Bond & Specialty Insurance. Catastrophe losses in the third quarter of 2025 primarily resulted from severe wind and hail storms in multiple states. Catastrophe losses in the third quarter of 2024 primarily resulted from Hurricane Helene and severe wind and hail storms in multiple states.
Claims and claim adjustment expenses in the first nine months of 2025 were $21.39 billion, $364 million or 2% higher than in the same period of 2024, driven by (i) higher catastrophe losses in Personal Insurance and Business Insurance, partially offset by lower catastrophe losses in Bond & Specialty Insurance, (ii) loss cost trends in all three segments and (iii) higher business volumes in Business Insurance and Bond & Specialty Insurance, partially offset by (iv) higher net favorable prior year reserve development in all three segments and (v) lower losses in Personal Insurance. Catastrophe losses in the first nine months of 2025 included the third quarter events described above, as well as the January 2025 California wildfires and severe wind and hail storms in multiple states in the first six months of 2025. Catastrophe losses in the first nine months of 2024 included the third quarter events described above, as well as numerous severe wind and hail storms in multiple states in the first six months of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.

Significant Catastrophe Losses
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in the three months and nine months ended September 30, 2025 and 2024, the amount of net unfavorable (favorable) prior year reserve development recognized in the three months and nine months ended September 30, 2025 and 2024 for significant catastrophes that occurred in 2024 and 2023, and the estimate of ultimate losses for those catastrophes at September 30, 2025 and December 31, 2024. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level and for 2025 ranged from $20 million to $30 million of losses before reinsurance and taxes. For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Consolidated Overview” in the Company’s 2024 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,
					Estimated Ultimate Losses
(in millions, pre-tax and net of reinsurance)	2025	2024	2025	2024	September 30, 2025	December 31, 2024
2023
PCS Serial Number:
25 — Severe wind and hail storms	(1)	(1)	(2)	(3)	145	147
32 — Severe wind and hail storms	3	(2)	(2)	(2)	133	135
33 — Severe wind and hail storms	—	(2)	—	(6)	189	189
35 — Severe wind and hail storms	2	1	11	(2)	151	140
38 — Severe wind and hail storms	2	3	4	5	117	113
42 — Severe wind and hail storms	1	2	—	5	137	137
48 — Severe wind and hail storms	—	1	4	(5)	148	144
49 — Severe wind and hail storms	—	2	(4)	(2)	131	135
51 — Severe wind and hail storms	2	(12)	4	(33)	235	231
63 — Severe wind and hail storms	4	14	1	7	131	130
75 — Severe wind and hail storms	2	(6)	(5)	(17)	168	173
2024
PCS Serial Number:
26 — Severe wind and hail storms	(8)	15	(13)	266	248	261
39 — Severe wind and hail storms	(2)	35	(10)	256	240	250
42 — Severe wind and hail storms	(5)	(30)	(15)	159	146	161
44 — Severe wind and hail storms	1	(22)	1	182	172	171
45 — Severe wind and hail storms	6	(13)	15	151	174	159
46 — Severe wind and hail storms	1	29	10	187	192	182
61 — Severe wind and hail storms	1	159	(9)	159	135	144
77 — Hurricane Helene	2	547	(46)	547	687	733
2025
PCS Serial Number:
11 — California wildfire – Palisades fire	(2)	n/a	1,332	n/a	1,332	n/a
12 — California wildfire – Eaton fire	—	n/a	391	n/a	391	n/a
24 — Severe wind and hail storms	—	n/a	338	n/a	338	n/a
29 — Severe wind and hail storms	(7)	n/a	135	n/a	135	n/a
37 — Severe wind and hail storms	3	n/a	225	n/a	225	n/a
39 — Severe wind and hail storms (1)	8	n/a	101	n/a	101	n/a
43 — Severe wind and hail storms (1)	29	n/a	104	n/a	104	n/a
45 — Severe wind and hail storms	(17)	n/a	110	n/a	110	n/a
_________________________________________________________
n/a: not applicable.
(1) PCS events 39 and 43, which were $93 million and $75 million, respectively, as of June 30, 2025, both exceeded the Company’s threshold for a significant catastrophe ($100 million) as of September 30, 2025.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2025 was $1.85 billion, $59 million or 3% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first nine months of 2025 was $5.43 billion, $263 million or 5% higher than in the same period of 2024. The increases in both periods were generally consistent with the increases in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses
General and administrative expenses in the third quarter of 2025 were $1.57 billion, $112 million or 8% higher than in the same period of 2024. General and administrative expenses in the first nine months of 2025 were $4.58 billion, $232 million or 5% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in the third quarter and first nine months of 2025 was $111 million and $309 million, respectively, compared with $98 million and $294 million, respectively, in the same periods of 2024.
Income Tax Expense
Income tax expense in the third quarter of 2025 was $456 million, $156 million or 52% higher than in the same period of 2024, primarily reflecting the impact of the $784 million increase in income before income taxes in the third quarter of 2025. Income tax expense in the first nine months of 2025 was $901 million, $232 million or 35% higher than in the same period of 2024, primarily reflecting the impact of the $1.11 billion increase in income before income taxes in the first nine months of 2025.
The Company’s effective tax rate was 19% in both the third quarters of 2025 and 2024. The Company’s effective tax rate was 19% in both the first nine months of 2025 and 2024. The effective tax rate for all periods reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 87.3% in the third quarter of 2025 was 5.9 points lower than the combined ratio of 93.2% in the same period of 2024. The loss and loss adjustment expense ratio of 58.7% in the third quarter of 2025 was 6.1 points lower than the loss and loss adjustment expense ratio of 64.8% in the same period of 2024. The underwriting expense ratio of 28.6% in the third quarter of 2025 was 0.2 points higher than the underwriting expense ratio of 28.4% in the same period of 2024.
Catastrophe losses in the third quarters of 2025 and 2024 accounted for 3.6 points and 8.8 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2025 and 2024 provided 0.2 points and 1.2 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in the third quarter of 2025 was 1.7 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) lower losses in Personal Insurance.
The combined ratio of 93.2% in the first nine months of 2025 was 2.5 points lower than the combined ratio of 95.7% in the same period of 2024. The loss and loss adjustment expense ratio of 64.7% for the first nine months of 2025 was 2.4 points lower than the loss and loss adjustment expense ratio of 67.1% in the same period of 2024. The underwriting expense ratio of 28.5% for the first nine months of 2025 was 0.1 points lower than the underwriting expense ratio of 28.6% in the same period of 2024.
Catastrophe losses in the first nine months of 2025 and 2024 accounted for 11.0 points and 10.2 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2025 and 2024 provided 2.2 points and 1.5 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2025 was 2.6 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) lower losses in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Business Insurance	$6,285	$6,173	$19,410	$18,725
Bond & Specialty Insurance	1,160	1,165	3,455	3,368
Personal Insurance	4,848	4,811	13,569	13,231
Total	$12,293	$12,149	$36,434	$35,324

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Business Insurance	$5,675	$5,517	$17,165	$16,652
Bond & Specialty Insurance	1,080	1,072	3,164	3,055
Personal Insurance	4,718	4,728	13,202	12,907
Total	$11,473	$11,317	$33,531	$32,614
Gross and net written premiums in the third quarter of 2025 both increased by 1% over the same period of 2024. Gross and net written premiums in the first nine months of 2025 both increased by 3% over the same period of 2024. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.
RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$5,700	$5,474	$16,710	$15,802
Net investment income	727	642	2,045	1,883
Fee income	114	109	333	315
Other revenues	111	89	288	243
Total revenues	6,652	6,314	19,376	18,243
Total claims and expenses	5,534	5,454	16,406	15,634
Segment income before income taxes	1,118	860	2,970	2,609
Income tax expense	211	162	567	491
Segment income	$907	$698	$2,403	$2,118

Loss and loss adjustment expense ratio	63.3%	66.6%	64.6%	65.5%
Underwriting expense ratio	29.6	29.2	29.6	29.6
Combined ratio	92.9%	95.8%	94.2%	95.1%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Overview
Segment income in the third quarter of 2025 was $907 million, $209 million or 30% higher than segment income of $698 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) lower catastrophe losses and (ii) higher net investment income, partially offset by (iii) higher net unfavorable prior year reserve development. Catastrophe losses in the third quarters of 2025 and 2024 were $139 million and $340 million, respectively. Net unfavorable prior year reserve development in the third quarters of 2025 and 2024 was $125 million and $91 million, respectively. Income tax expense in the third quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2025 was $2.40 billion, $285 million or 13% higher than segment income of $2.12 billion in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net investment income and (iii) net favorable prior year reserve development of $28 million compared to net unfavorable prior year reserve development of $57 million in the same period of 2024, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first nine months of 2025 and 2024 were $1.02 billion and $938 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing and (ii) higher business volumes, partially offset by (iii) higher general and administrative expenses. Income tax expense in the first nine months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2025 were $5.70 billion, $226 million or 4% higher than in the same period of 2024. Earned premiums in the first nine months of 2025 were $16.71 billion, $908 million or 6% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the third quarter of 2025 was $727 million, $85 million or 13% higher than in the same period of 2024. Net investment income in the first nine months of 2025 was $2.05 billion, $162 million or 9% higher than in the same period of 2024. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2025 compared with the same periods of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in the third quarter of 2025 was $114 million, $5 million or 5% higher than in the same period of 2024. Fee income in the first nine months of 2025 was $333 million, $18 million or 6% higher than in the same period of 2024.
Other Revenues
Other revenues in the third quarter of 2025 were $111 million, $22 million higher than in the same period of 2024. Other revenues in the first nine months of 2025 were $288 million, $45 million higher than in the same period of 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2025 were $3.67 billion, $31 million or 1% lower than in the same period of 2024, primarily reflecting the impacts of (i) lower catastrophe losses, partially offset by (ii) higher business volumes, (iii) loss cost trends and (iv) higher net unfavorable prior year reserve development.
Claims and claim adjustment expenses in the first nine months of 2025 were $10.96 billion, $456 million or 4% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher business volumes, (ii) loss cost trends and (iii) higher catastrophe losses, partially offset by (iv) net favorable prior year reserve development compared to net unfavorable prior year reserve development in the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Factors contributing to net prior year reserve development during the third quarters and first nine months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2025 was $973 million, $43 million or 5% higher than the same period of 2024. Amortization of deferred acquisition costs in the first nine months of 2025 was $2.83 billion, $179 million or 7% higher than the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2025 were $894 million, $68 million or 8% higher than in the same period of 2024. General and administrative expenses in the first nine months of 2025 were $2.62 billion, $137 million or 6% higher than in the same period of 2024. The increases in both periods of 2025 were primarily in support of business growth.
Income Tax Expense
Income tax expense in the third quarter of 2025 was $211 million, $49 million or 30% higher than the same period of 2024, primarily reflecting the impact of the $258 million increase in income before income taxes. Income tax expense in the first nine months of 2025 was $567 million, $76 million or 15% higher than in the same period of 2024, primarily reflecting the impact of the $361 million increase in income before income taxes.
Combined Ratio
The combined ratio of 92.9% in the third quarter of 2025 was 2.9 points lower than the combined ratio of 95.8% in the same period of 2024. The loss and loss adjustment expense ratio of 63.3% in the third quarter of 2025 was 3.3 points lower than the loss and loss adjustment expense ratio of 66.6% in the same period of 2024. The underwriting expense ratio of 29.6% in the third quarter of 2025 was 0.4 points higher than the underwriting expense ratio of 29.2% in the same period of 2024.
Catastrophe losses in the third quarters of 2025 and 2024 accounted for 2.4 points and 6.2 points, respectively, of the combined ratio. Net unfavorable prior year reserve development in the third quarters of 2025 and 2024 accounted for 2.2 points and 1.7 points, respectively, of the combined ratio. The underlying combined ratio in the third quarter of 2025 was 0.4 points higher than the 2024 ratio on the same basis, primarily reflecting a higher expense ratio.
The combined ratio of 94.2% in the first nine months of 2025 was 0.9 points lower than the combined ratio of 95.1% in the same period of 2024. The loss and loss adjustment expense ratio of 64.6% in the first nine months of 2025 was 0.9 points lower than the loss and loss adjustment expense ratio of 65.5% in the same period of 2024. The underwriting expense ratio of 29.6% for the first nine months of 2025 was comparable with the underwriting expense ratio in the same period of 2024.
Catastrophe losses in the first nine months of 2025 and 2024 accounted for 6.1 points and 5.9 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2025 provided 0.2 points of benefit to the combined ratio. Net unfavorable prior year reserve development in the first nine months of 2024 accounted for 0.4 points of the combined ratio. The underlying combined ratio in the first nine months of 2025 was 0.5 points lower than the 2024 ratio on the same basis, primarily reflecting the impact of the benefit of earned pricing.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Select Accounts	$927	$892	$2,980	$2,874
Middle Market	3,463	3,279	10,496	9,835
National Accounts	367	355	1,307	1,300
National Property and Other	1,089	1,172	2,955	3,056
Total Domestic	5,846	5,698	17,738	17,065
International	439	475	1,672	1,660
Total Business Insurance	$6,285	$6,173	$19,410	$18,725

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Select Accounts	$920	$885	$2,900	$2,834
Middle Market	3,232	3,030	9,432	9,012
National Accounts	273	264	914	903
National Property and Other	841	896	2,446	2,450
Total Domestic	5,266	5,075	15,692	15,199
International	409	442	1,473	1,453
Total Business Insurance	$5,675	$5,517	$17,165	$16,652
Gross written premiums in the third quarter and first nine months of 2025 increased by 2% and 4%, respectively, over the same periods of 2024. Net written premiums in the third quarter of 2025 increased by 3% over the same period of 2024. Net written premiums in the first nine months of 2025 increased by 3% over the same period of 2024, as growth in gross written premiums was partially offset by higher ceded written premiums driven by changes in the casualty reinsurance program.
Select Accounts.  Net written premiums of $920 million and $2.90 billion in the third quarter and first nine months of 2025, respectively, increased by 4% and 2%, respectively, over the same periods of 2024. Retention rates remained strong in the third quarter of 2025 but decreased slightly from the same period of 2024. Retention rates remained strong in the first nine months of 2025 but decreased from the same period of 2024. Renewal premium changes in the third quarter of 2025 remained positive but were lower than the same period of 2024. Renewal premium changes in the first nine months of 2025 remained positive but were slightly lower than the same period of 2024. New business premiums in the third quarter and first nine months of 2025 increased over the same periods of 2024.
Middle Market.  Net written premiums of $3.23 billion and $9.43 billion in the third quarter and first nine months of 2025, respectively, increased by 7% and 5%, respectively, over the same periods of 2024.  Net written premiums in the first nine months of 2025 were reduced by the impact of higher ceded written premiums driven by changes in the casualty reinsurance program. Retention rates remained strong in the third quarter of 2025 but decreased from the same period of 2024. Retention rates remained strong in the first nine months of 2025 and were comparable with the same period of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 increased over the same periods of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

National Accounts.  Net written premiums of $273 million and $914 million in the third quarter and first nine months of 2025, respectively, increased by 3% and 1%, respectively, over the same periods of 2024. Retention rates remained strong in the third quarter of 2025 and increased over the same period of 2024. Retention rates remained strong in the first nine months of 2025 but decreased slightly from the same period of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 decreased from the same periods of 2024.
National Property and Other.  Net written premiums of $841 million in the third quarter of 2025 decreased by 6% from the same period of 2024. Net written premiums of $2.45 billion in the first nine months of 2025 were comparable with the same period of 2024. Retention rates remained strong in the third quarter and first nine months of 2025 and increased over the same periods of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive but were lower than the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 decreased from the same periods of 2024.
International.  Net written premiums of $409 million in the third quarter of 2025 decreased by 7% from the same period of 2024. Net written premiums of $1.47 billion in the first nine months of 2025 increased by 1% over the same period of 2024.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$1,042	$1,009	$3,058	$2,942
Net investment income	116	101	325	285
Other revenues	8	7	19	22
Total revenues	1,166	1,117	3,402	3,249
Total claims and expenses	855	838	2,508	2,516
Segment income before income taxes	311	279	894	733
Income tax expense	61	57	180	146
Segment income	$250	$222	$714	$587

Loss and loss adjustment expense ratio	42.9%	43.4%	42.2%	45.2%
Underwriting expense ratio	38.7	39.1	39.3	39.7
Combined ratio	81.6%	82.5%	81.5%	84.9%
Overview
Segment income in the third quarter of 2025 was $250 million, $28 million or 13% higher than segment income of $222 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher net favorable prior year reserve development, (iii) higher underlying underwriting margins and (iv) lower catastrophe losses. Net favorable prior year reserve development in the third quarters of 2025 and 2024 was $43 million and $36 million, respectively. Catastrophe losses in the third quarters of 2025 and 2024 were $0 million and $4 million, respectively. The higher underlying underwriting margins primarily reflected higher business volumes, partially offset by the impact of earned pricing. Income tax expense in the third quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Segment income in the first nine months of 2025 was $714 million, $127 million or 22% higher than segment income of $587 million in the same period of 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher net investment income and (iii) lower catastrophe losses, partially offset by (iv) lower underlying underwriting margins. Net favorable prior year reserve development in the first nine months of 2025 and 2024 was $191 million and $84 million, respectively. Catastrophe losses in the first nine months of 2025 and 2024 were $24 million and $49 million, respectively. The lower underlying underwriting margins primarily reflected (i) the impact of earned pricing and (ii) higher general and administrative expenses, partially offset by (iii) higher business volumes. Income tax expense in the first nine months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in the third quarter of 2025 were $1.04 billion, $33 million or 3% higher than in the same period of 2024. Earned premiums in the first nine months of 2025 were $3.06 billion, $116 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected increases in net written premiums in prior quarters, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in the third quarter of 2025 was $116 million, $15 million or 15% higher than in the same period of 2024. Net investment income in the first nine months of 2025 was $325 million, $40 million or 14% higher than in the same period of 2024. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Revenues—Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2025 compared with the same periods of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expense
Claims and claim adjustment expenses in the third quarter of 2025 were $451 million, $10 million or 2% higher than in the same period of 2024, primarily reflecting the impacts of (i) higher business volumes and (ii) loss cost trends, partially offset by (iii) higher net favorable prior year reserve development and (iv) lower catastrophe losses.
Claims and claim adjustment expenses in the first nine months of 2025 were $1.30 billion, $39 million or 3% lower than in the same period of 2024, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes and (iv) loss cost trends.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2025 was $197 million, $3 million or 2% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first nine months of 2025 was $579 million, $20 million or 4% higher than in the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2025 were $207 million, $4 million or 2% higher than in the same period of 2024. General and administrative expenses in the first nine months of 2025 were $626 million, $11 million or 2% higher than in the same period of 2024.
Income Tax Expense
Income tax expense in the third quarter of 2025 was $61 million, $4 million or 7% higher than in the same period of 2024, primarily reflecting the impact of the $32 million increase in segment income before income taxes. Income tax expense in the first nine months of 2025 was $180 million, $34 million or 23% higher than in the same period of 2024, primarily reflecting the impact of the $161 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 81.6% in the third quarter of 2025 was 0.9 points lower than the combined ratio of 82.5% in the same period of 2024. The loss and loss adjustment expense ratio of 42.9% in the third quarter of 2025 was 0.5 points lower than the loss and loss adjustment expense ratio of 43.4% in the same period of 2024. The underwriting expense ratio of 38.7% in the third quarter of 2025 was 0.4 points lower than the underwriting expense ratio of 39.1% in the same period of 2024.
Net favorable prior year reserve development in the third quarters of 2025 and 2024 provided 4.2 points and 3.5 points of benefit, respectively, to the combined ratio. Catastrophe losses in the third quarter of 2025 had no impact on the combined ratio. Catastrophe losses in the third quarter of 2024 accounted for 0.4 points of the combined ratio. The underlying combined ratio in the third quarter of 2025 was 0.2 points higher than the 2024 ratio on the same basis.
The combined ratio of 81.5% in the first nine months of 2025 was 3.4 points lower than the combined ratio of 84.9% in the same period of 2024. The loss and loss adjustment expense ratio of 42.2% in the first nine months of 2025 was 3.0 points lower than the loss and loss adjustment expense ratio of 45.2% in the same period of 2024. The underwriting expense ratio of 39.3% in the first nine months of 2025 was 0.4 points lower than the underwriting expense ratio of 39.7% in the same period of 2024.
Net favorable prior year reserve development in the first nine months of 2025 and 2024 provided 6.2 points and 2.9 points of benefit, respectively, to the combined ratio. Catastrophe losses in the first nine months of 2025 and 2024 accounted for 0.8 points and 1.7 points, respectively, of the combined ratio. The underlying combined ratio in the first nine months of 2025 was 0.8 points higher than the 2024 ratio on the same basis, primarily reflecting the impact of earned pricing.
Written Premiums
The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Management Liability	$679	$697	$1,947	$1,965
Surety	349	353	1,091	1,040
Total Domestic	1,028	1,050	3,038	3,005
International	132	115	417	363
Total Bond & Specialty Insurance	$1,160	$1,165	$3,455	$3,368

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Management Liability	$613	$617	$1,755	$1,746
Surety	342	344	1,017	965
Total Domestic	955	961	2,772	2,711
International	125	111	392	344
Total Bond & Specialty Insurance	$1,080	$1,072	$3,164	$3,055
Gross written premiums in the third quarter of 2025 were comparable with the same period of 2024. Net written premiums in the third quarter of 2025 increased by 1% over the same period of 2024. Gross and net written premiums in the first nine months of 2025 increased by 3% and 4%, respectively, over the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic.  Net written premiums of $955 million in the third quarter of 2025 decreased by 1% from the same period of 2024. Net written premiums of $2.77 billion in the first nine months of 2025 increased by 2% over the same period of 2024. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in the third quarter and first nine months of 2025 but decreased from the same periods of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive and were higher than in the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 decreased from the same periods of 2024.
International.  Net written premiums of $125 million and $392 million in the third quarter and first nine months of 2025, respectively, increased by 13% and 14%, respectively, over the same periods of 2024. The increases in both periods of 2025 were primarily driven by increases in the United Kingdom and broader Europe.

Personal Insurance
Results of Personal Insurance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenues
Earned premiums	$4,393	$4,221	$12,998	$12,329
Net investment income	190	161	535	467
Fee income	13	12	37	30
Other revenues	29	24	76	72
Total revenues	4,625	4,418	13,646	12,898
Total claims and expenses	3,613	3,943	12,444	12,354
Segment income before income taxes	1,012	475	1,202	544
Income tax expense	205	91	235	93
Segment income	$807	$384	$967	$451

Loss and loss adjustment expense ratio	56.4%	67.7%	70.3%	74.5%
Underwriting expense ratio	24.9	24.8	24.5	24.7
Combined ratio	81.3%	92.5%	94.8%	99.2%
Overview
Segment income in the third quarter of 2025 was $807 million, $423 million or 110% higher than segment income of $384 million in the same period of 2024. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) higher net investment income, partially offset by (iv) lower net favorable prior year reserve development. Catastrophe losses in the third quarters of 2025 and 2024 were $263 million and $595 million, respectively. Net favorable prior year reserve development in the third quarters of 2025 and 2024 was $104 million and $181 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) lower losses in the automobile product line, (ii) the benefit of earned pricing in the homeowners and other product line, (iii) higher business volumes and (iv) lower non-catastrophe weather-related losses in the homeowners and other product line. Income tax expense in the third quarter of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Segment income in the first nine months of 2025 was $967 million, $516 million or 114% higher than segment income of $451 million in the same period of 2024. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses. Catastrophe losses in the first nine months of 2025 and 2024 were $2.56 billion and $2.17 billion, respectively. Net favorable prior year reserve development in the first nine months of 2025 and 2024 was $496 million and $420 million, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line, (iii) higher business volumes and (iv) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line. Income tax expense in the first nine months of 2025 was higher than in the same period of 2024, primarily reflecting the impact of the increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Revenues
Earned Premiums
Earned premiums in the third quarter of 2025 were $4.39 billion, $172 million or 4% higher than in the same period of 2024. Earned premiums in the first nine months of 2025 were $13.00 billion, $669 million or 5% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in the third quarter of 2025 was $190 million, $29 million or 18% higher than in the same period of 2024. Net investment income in the first nine months of 2025 was $535 million, $68 million or 15% higher than in the same period of 2024. Refer to the “Revenues—Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increases in the Company’s consolidated net investment income in the third quarter and first nine months of 2025 compared with the same periods of 2024. In addition, refer to note 2 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in the third quarters and first nine months of 2025 and 2024 primarily consisted of installment premium charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in the third quarter of 2025 were $2.48 billion, $381 million or 13% lower than in the same period of 2024, primarily reflecting the impacts of (i) lower catastrophe losses, (ii) lower losses in the automobile product line and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line, partially offset by (iv) loss cost trends and (v) lower net favorable prior year reserve development.
Claims and claim adjustment expenses in the first nine months of 2025 were $9.13 billion, $53 million or 1% lower than in the same period of 2024, primarily reflecting the impacts of (i) lower losses in the automobile product line, (ii) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses and (v) loss cost trends.
Factors contributing to net favorable prior year reserve development during the third quarters and first nine months of 2025 and 2024 are discussed in more detail in note 7 of the notes to the unaudited consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in the third quarter of 2025 was $679 million, $13 million or 2% higher than in the same period of 2024. Amortization of deferred acquisition costs in the first nine months of 2025 was $2.02 billion, $64 million or 3% higher than in the same period of 2024. The increases in both periods of 2025 were generally consistent with the increases in earned premiums.
General and Administrative Expenses
General and administrative expenses in the third quarter of 2025 were $458 million, $38 million or 9% higher than in the same period of 2024. General and administrative expenses in the first nine months of 2025 were $1.30 billion, $79 million or 6% higher than in the same period of 2024. The increases in both periods of 2025 primarily reflected higher contingent commissions.
Income Tax Expense
Income tax expense in the third quarter of 2025 was $205 million, $114 million or 125% higher than in the same period of 2024, primarily reflecting the impact of the $537 million increase in segment income before income taxes. Income tax expense in the first nine months of 2025 was $235 million, $142 million or 153% higher than in the same period of 2024, primarily reflecting the impact of the $658 million increase in segment income before income taxes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Combined Ratio
The combined ratio of 81.3% in the third quarter of 2025 was 11.2 points lower than the combined ratio of 92.5% in the same period of 2024. The loss and loss adjustment expense ratio of 56.4% in the third quarter of 2025 was 11.3 points lower than the loss and loss adjustment expense ratio of 67.7% in the same period of 2024. The underwriting expense ratio of 24.9% in the third quarter of 2025 was 0.1 points higher than the underwriting expense ratio of 24.8% in the same period of 2024.
Catastrophe losses in the third quarters of 2025 and 2024 accounted for 6.0 points and 14.1 points, respectively, of the combined ratio. Net favorable prior year reserve development in the third quarters of 2025 and 2024 provided 2.4 points and 4.3 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the third quarter of 2025 was 5.0 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) lower losses in the automobile product line, (ii) the benefit of earned pricing in the homeowners and other product line and (iii) lower non-catastrophe weather-related losses in the homeowners and other product line.
The combined ratio of 94.8% in the first nine months of 2025 was 4.4 points lower than the combined ratio of 99.2% in the same period of 2024. The loss and loss adjustment expense ratio of 70.3% in the first nine months of 2025 was 4.2 points lower than the loss and loss adjustment expense ratio of 74.5% in the same period of 2024. The underwriting expense ratio of 24.5% in the first nine months of 2025 was 0.2 points lower than the underwriting expense ratio of 24.7% in same period of 2024.
Catastrophe losses in the first nine months of 2025 and 2024 accounted for 19.7 points and 17.6 points, respectively, of the combined ratio. Net favorable prior year reserve development in the first nine months of 2025 and 2024 provided 3.8 points and 3.4 points of benefit, respectively, to the combined ratio. The underlying combined ratio in the first nine months of 2025 was 6.1 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing, (ii) lower losses in the automobile product line and (iii) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Automobile	$2,070	$2,143	$5,910	$6,016
Homeowners and Other	2,599	2,476	7,146	6,676
Total Domestic	4,669	4,619	13,056	12,692
International	179	192	513	539
Total Personal Insurance	$4,848	$4,811	$13,569	$13,231

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic:
Automobile	$2,062	$2,138	$5,889	$5,998
Homeowners and Other	2,489	2,410	6,822	6,392
Total Domestic	4,551	4,548	12,711	12,390
International	167	180	491	517
Total Personal Insurance	$4,718	$4,728	$13,202	$12,907
Gross premiums in the third quarter of 2025 increased by 1% over the same period of 2024. Net written premiums in the third quarter of 2025 were comparable with the same period of 2024. Gross and net written premiums in the first nine months of 2025 increased by 3% and 2%, respectively, over the same period of 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Domestic
Automobile net written premiums of $2.06 billion and $5.89 billion in the third quarter and first nine months of 2025, respectively, decreased by 4% and 2%, respectively, from the same periods of 2024. Retention rates remained strong in the third quarter and first nine months of 2025 and increased slightly over the same periods of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive but were lower than in the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 increased over the same periods of 2024.
Homeowners and Other net written premiums of $2.49 billion and $6.82 billion in the third quarter and first nine months of 2025, respectively, increased by 3% and 7%, respectively, over the same periods of 2024. Retention rates remained strong in the third quarter and first nine months of 2025 but decreased slightly from the same periods of 2024. Renewal premium changes in the third quarter and first nine months of 2025 remained positive and were higher than in the same periods of 2024. New business premiums in the third quarter and first nine months of 2025 decreased from the same periods of 2024.
For its Domestic business, Personal Insurance had approximately 8.5 million and 8.8 million active policies at September 30, 2025 and 2024, respectively.
International
International net written premiums of $167 million in the third quarter of 2025 decreased by 7% from the same period of 2024, driven by decreases in the homeowners and other and automobile product lines. International net written premiums of $491 million in the first nine months of 2025 decreased by 5% from the same period of 2024, driven by decreases in the automobile product line.

For its International business, Personal Insurance had approximately 365,000 and 432,000 active policies at September 30, 2025 and 2024, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income (loss)	$(97)	$(86)	$(270)	$(257)
The Income (loss) for Interest Expense and Other for the third quarters of 2025 and 2024 was $(97) million and $(86) million, respectively.  Pre-tax interest expense for the third quarters of 2025 and 2024 was $111 million and $98 million, respectively. After-tax interest expense for the third quarters of 2025 and 2024 was $88 million and $77 million, respectively. The Income (loss) for Interest Expense and Other in the first nine months of 2025 and 2024 was $(270) million and $(257) million, respectively. Pre-tax interest expense in the first nine months of 2025 and 2024 was $309 million and $294 million, respectively. After-tax interest expense in the first nine months of 2025 and 2024 was $244 million and $232 million, respectively.

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
During the third quarter of 2025, the Company completed its annual in-depth asbestos claim review, including a review of policyholders with open claims and litigation cases for potential product and “non-product” liability. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2024. Net asbestos payments were down compared to 2024, as described below. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2025 and 2024 resulted in $277 million and $242 million increases, respectively, to the Company’s net asbestos reserves. In both 2025 and 2024, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

Net asbestos paid loss and loss adjustment expenses in the first nine months of 2025 and 2024 were $171 million and $201 million, respectively. Net asbestos reserves were $1.45 billion and $1.42 billion as of September 30, 2025 and 2024, respectively.
The following table displays activity for asbestos losses and loss adjustment expenses and reserves:

(as of and for the nine months ended September 30, in millions)	2025	2024
Beginning reserves:
Gross	$1,708	$1,768
Ceded	(370)	(390)
Net	1,338	1,378
Incurred losses and loss adjustment expenses:
Gross	327	279
Ceded	(50)	(37)
Net	277	242
Paid loss and loss adjustment expenses:
Gross	239	233
Ceded	(68)	(32)
Net	171	201
Foreign exchange and other:
Gross	2	1
Ceded	—	—
Net	2	1
Ending reserves:
Gross	1,798	1,815
Ceded	(352)	(395)
Net	$1,446	$1,420

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of September 30, 2025 were $103.68 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of September 30, 2025 was $91.11 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio was “Aa2” as of both September 30, 2025 and December 31, 2024. The weighted average credit quality of the Company’s fixed maturity portfolio, excluding U.S. Treasury securities, was “Aa3” and “Aa2” as of September 30, 2025 and December 31, 2024, respectively. Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both September 30, 2025 and December 31, 2024. The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.9 excluding short-term securities) as of September 30, 2025 and 4.3 (4.5 excluding short-term securities) as of December 31, 2024.
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of September 30, 2025 and December 31, 2024 included $30.30 billion and $27.19 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio as of September 30, 2025 and December 31, 2024 were $326 million and $572 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of both September 30, 2025 and December 31, 2024.
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of September 30, 2025 and December 31, 2024 included $13.36 billion and $12.61 billion, respectively, of residential mortgage-backed securities, including pass-through securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals as of September 30, 2025 and December 31, 2024 were $10.33 billion and $9.93 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

classified as available for sale with a fair value of $3.03 billion and $2.68 billion as of September 30, 2025 and December 31, 2024, respectively. Approximately 44% and 43% of the Company’s CMO holdings as of September 30, 2025 and December 31, 2024, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The weighted average credit rating of the $1.68 billion and $1.53 billion of non-guaranteed CMO holdings was “Aaa” as of both September 30, 2025 and December 31, 2024. The weighted average credit rating of all of the above securities was “Aa1” and “Aaa/Aa1” as of September 30, 2025 and December 31, 2024, respectively. For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2024 Annual Report.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements in the Company’s 2024 Annual Report for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures. These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s other investments was $4.19 billion and $4.20 billion, respectively.
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

CATASTROPHE REINSURANCE COVERAGE
The Company’s normal renewals and changes to its catastrophe reinsurance coverage occur in January and July each year. The changes effective in January are discussed in the “Catastrophe Reinsurance” section of “Part I—Item 1—Business” in the Company’s 2024 Annual Report, and changes effective in July are discussed in the “Catastrophe Reinsurance Coverage” section of “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2025	December 31, 2024
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,447	$3,962
Gross structured settlements	2,546	2,626
Mandatory pools and associations	1,446	1,531
Gross reinsurance recoverables	8,439	8,119
Allowance for estimated uncollectible reinsurance	(141)	(119)
Net reinsurance recoverables	$8,298	$8,000

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
The Company’s results of operations may be impacted by a number of other factors, including an economic slowdown, a recession, financial market volatility, a continued shutdown of the U.S. government, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.6 (4.9 excluding short-term securities) as of September 30, 2025.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. As of September 30, 2025, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $810 million in the fourth quarter of 2025, and the Company also currently expects that after-tax net investment income from that portfolio will be approximately $810 million in the first quarter of 2026 and growing to approximately $885 million in the fourth quarter of 2026. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $28 million in the first nine months of 2025. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $2.48 billion ($1.97 billion after-tax) in its fixed maturity investment portfolio as of September 30, 2025, compared to $4.61 billion ($3.64 billion after-tax) as of December 31, 2024. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in the first nine months of 2025 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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
Capital Position.  The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. Given the Company’s very strong capital position and earnings over the past four quarters, the Company currently expects to repurchase approximately $2.9 billion of the Company's common shares in the aggregate over the fourth quarter of 2025 and the first quarter of 2026. Included in this amount is $700 million of the net cash proceeds from the expected sale of the Company’s Canadian insurance business (excluding surety) to Definity Financial Corporation. The Canadian sale transaction is expected to close in the first quarter of 2026. The timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws, the timing of the closing of the Canadian sale transaction and other factors. For information regarding the Company’s common share repurchases in 2025, see “Liquidity and Capital Resources” herein.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

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
Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. As of September 30, 2025, TRV held total cash and short-term invested assets in the United States aggregating $2.84 billion and having a weighted average maturity of 23 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.42 billion). TRV’s holding company liquidity of $2.84 billion as of September 30, 2025 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of September 30, 2025.
TRV has a shelf registration statement filed with the Securities and Exchange Commission (SEC) that expires on June 4, 2028 which permits it to issue securities from time to time. TRV also has a $1.0 billion credit facility with a syndicate of financial institutions that expires on June 15, 2027. As of September 30, 2025, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has no senior notes or junior subordinated debentures maturing until April 2026, at which time $200 million of senior notes will mature.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of September 30, 2025. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities in the first nine months of 2025 and 2024 was $7.92 billion and $7.01 billion, respectively. The increase in cash flows in the first nine months of 2025 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for claims and claim adjustment expenses.
Investing Activities
Net cash used in investing activities in the first nine months of 2025 and 2024 was $7.08 billion and $5.57 billion, respectively.  The Company’s consolidated total investments as of September 30, 2025 increased by $9.46 billion, or 10%, over year-end 2024, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses due to the impact of lower interest rates during the first nine months of 2025, partially offset by (iii) net cash used in financing activities.

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
Financing Activities
Net cash used in financing activities in the first nine months of 2025 and 2024 was $835 million and $1.33 billion, respectively. The totals in both 2025 and 2024 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. Common share repurchases in the first nine months of 2025 and 2024 were $1.49 billion and $859 million, respectively. Net cash used in financing activities in the first nine months of 2025 also included the receipt of net proceeds from the issuance of debt.
Dividends.  Dividends paid to shareholders were $737 million and $711 million in the first nine months of 2025 and 2024, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On October 16, 2025, the Company declared a regular quarterly dividend of $1.10 per share, payable December 31, 2025 to shareholders of record on December 10, 2025.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During the three and nine months ended September 30, 2025, the Company repurchased 2.3 million and 5.1 million common shares, respectively, under its share repurchase authorizations for a total cost of $625 million and $1.38 billion, respectively. The average cost per share repurchased was $271.76 and $268.28, respectively. As of September 30, 2025, the Company had $3.67 billion of capacity remaining under its share repurchase authorizations. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Capital Resources.  Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of September 30, 2025 and December 31, 2024.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS, Continued

(in millions)	September 30, 2025	December 31, 2024
Debt:
Short-term	$300	$100
Long-term	9,054	8,004
Net unamortized fair value adjustments and debt issuance costs	(87)	(71)
Total debt	9,267	8,033
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	34,703	32,831
Accumulated other comprehensive loss	(3,094)	(4,967)
Total shareholders’ equity	31,609	27,864
Total capitalization	$40,876	$35,897
On July 24, 2025, the Company issued $500 million aggregate principal amount of 5.05% senior notes that will mature on July 24, 2035 and $750 million aggregate principal amount of 5.70% senior notes that will mature on July 24, 2055. The Company intends to use the net proceeds of the notes for general corporate purposes, including to retire the Company’s 7.75% senior notes, which will mature on April 15, 2026, and which have an aggregate principal amount outstanding of $200 million. See note 9 of the notes to the unaudited financial statements for further discussion regarding the terms of the senior notes.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(dollars in millions)	September 30, 2025	December 31, 2024
Total capitalization	$40,876	$35,897
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(1,970)	(3,640)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$42,846	$39,537
Debt-to-total capital ratio	22.7%	22.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.6%	20.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.6% as of September 30, 2025 was within the Company’s target range of 15% to 25%.
RATINGS
Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and S&P Global Ratings (S&P). The following rating agency action was taken with respect to the Company since July 17, 2025, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2025 was filed with the SEC. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2024 Annual Report.

•On August 8, 2025, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

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
Claims and Claim Adjustment Expense Reserves
The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and the application of judgment, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed. These changes in estimates could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.80 billion as of September 30, 2025) are for asbestos claims and related litigation. Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table below. While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” in this report.
Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2025			December 31, 2024
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,024	$12,595	$18,619	$5,845	$11,349	$17,194
Commercial property	1,300	573	1,873	1,384	342	1,726
Commercial multi-peril	3,275	3,765	7,040	3,015	3,438	6,453
Commercial automobile	2,875	3,521	6,396	2,749	3,195	5,944
Workers’ compensation	10,094	8,499	18,593	9,980	8,749	18,729
Fidelity and surety	154	689	843	210	571	781
Personal automobile	2,297	2,451	4,748	2,315	2,588	4,903
Personal homeowners and other	1,636	2,220	3,856	1,238	1,833	3,071
International and other	2,678	3,055	5,733	2,561	2,726	5,287
Property-casualty	30,333	37,368	67,701	29,297	34,791	64,088
Accident and health	4	—	4	5	—	5
Claims and claim adjustment expense reserves	$30,337	$37,368	$67,705	$29,302	$34,791	$64,093
The $3.61 billion increase in gross claims and claim adjustment expense reserves since December 31, 2024 primarily reflected the impacts of (i) catastrophe losses in the first nine months of 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during the first nine months of 2025 and (v) net favorable prior year reserve development.

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
•the impact of a continued shutdown of the U.S. government; and
•the sale of our Canadian personal insurance business and the majority of our Canadian commercial insurance business, including with respect to the expected closing of the transaction, use of proceeds, including share repurchases, and financial impact of the sale.
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
•the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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
Business and Operational Risks
•the intense competition that the Company faces, including with respect to attracting and retaining employees, and the impact of innovation, technological change, including with respect to artificial intelligence, and changing customer preferences on the insurance industry and the markets in which it operates, could harm its ability to maintain or increase its business volumes and its profitability;
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS, Continued
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

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company regularly seeks to identify, develop, and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include activities such as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes, or utilizing technology developed by third parties. These systems changes are often phased in over multiple periods in order to limit the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES, Continued
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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2025	July 31, 2025	484,368	$264.11	480,594	$4,163
August 1, 2025	August 31, 2025	1,095,824	$270.83	1,090,178	$3,867
September 1, 2025	September 30, 2025	730,109	$278.15	729,127	$3,665
Total		2,310,301	$271.73	2,299,899	$3,665

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

The Company acquired 10,402 shares for a total cost of $3 million during the three months ended September 30, 2025 that were not part of its publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, with respect to certain stock options that were exercised.

For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1†
The following information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2025 and 2024; (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2025 and 2024; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024; (vi) Notes to Consolidated Financial Statements; and (vii) the cover page.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 16, 2025	By	/S/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)

Date: October 16, 2025	By	/S/ PAUL E. MUNSON
Paul E. Munson Senior Vice President and Corporate Controller (Principal Accounting Officer)