Form 10-K
period 2025-12-31
TRAVELERS COMPANIES, INC.
filed 2026-02-12
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $59,986,121,526.
As of February 5, 2026, 216,237,902 shares of the registrant’s common stock (without par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2025

PART I
Item 1.  BUSINESS
The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company is incorporated as a general business corporation under the laws of the State of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 485 Lexington Avenue, New York, New York 10017, and its telephone number is (917) 778-6000. The Company also maintains executive offices in Hartford, Connecticut and St. Paul, Minnesota. The term “TRV” in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent and broker relationships and other methods of distribution. Distribution methods include the use of local and national independent agents and brokers, agency aggregators and carrier-based agencies, as well as direct to consumer, affinity and other partner platforms. According to A.M. Best, there are approximately 1,100 property and casualty groups in the United States, comprising approximately 2,600 property and casualty companies. Of those groups, the top 150 accounted for approximately 94% of the consolidated industry’s total net written premiums in 2024. The Company competes with both foreign and domestic insurers. In addition, some property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including the following:
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
On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The assets and liabilities of the Canadian personal insurance business and the majority of its Canadian commercial insurance business have been classified as held for sale in the consolidated balance sheet as of December 31, 2025. The Company retained its surety business in Canada. The sale closed on January 2, 2026. See note 1 of the notes to the consolidated financial statements.

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
Geographic Distribution
The following table shows the geographic distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2025.

Location	% of Total
Domestic:
California	10.6%
Texas (1)	8.3
New York	8.3
Pennsylvania	4.2
Florida	4.1
Illinois	3.8
New Jersey	3.7
Georgia	3.7
Massachusetts	3.3
All other domestic (2)	45.2
Total Domestic	95.2

International:
Canada	2.5
All other international	2.3
Total International	4.8
Consolidated total	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of the Company’s consolidated direct written premiums written in 2025.
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

BUSINESS INSURANCE
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in the United Kingdom, the Republic of Ireland and throughout other parts of the world, including as a corporate member of Lloyd’s. Business Insurance is organized as follows:
Domestic
•Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers’ compensation, commercial automobile, general liability and commercial property.
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including commercial multi-peril, general liability, commercial automobile, workers’ compensation and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Energy, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
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
International
•International, through its operations in the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing, public services and commercial real estate industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos liabilities and other runoff operations, including certain assumed reinsurance arrangements.

Selected Market and Product Information
The following table sets forth Business Insurance’s net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2025	2024	2023	% of Total 2025
By market:
Domestic:
Select Accounts	$3,830	$3,727	$3,477	16.9%
Middle Market	12,541	12,023	11,045	55.3
National Accounts	1,262	1,259	1,135	5.6
National Property and Other	3,112	3,134	3,008	13.7
Total Domestic	20,745	20,143	18,665	91.5
International	1,934	1,935	1,765	8.5
Total Business Insurance by market	$22,679	$22,078	$20,430	100.0%
By product line:
Domestic:
Workers’ compensation	$3,349	$3,469	$3,492	14.8%
Commercial automobile	4,096	3,778	3,346	18.1
Commercial property	3,705	3,698	3,494	16.3
General liability	3,596	3,591	3,264	15.9
Commercial multi-peril	5,926	5,537	5,000	26.1
Other	73	70	69	0.3
Total Domestic	20,745	20,143	18,665	91.5
International	1,934	1,935	1,765	8.5
Total Business Insurance by product line	$22,679	$22,078	$20,430	100.0%
Principal Markets and Methods of Distribution
Business Insurance markets and distributes products through thousands of independent agencies and brokers. Agencies and brokers are serviced by 80 field offices and supported by customer service centers where the Company performs services for agents for a fee and centralized business centers where the Company processes new and renewal business that meet certain underwriting criteria.
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
Effective January 1, 2026, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) for 2026 pursuant to which the Company assumes 20% of the subject gross written premiums of Fidelis on a risk-attaching basis, subject to a loss ratio cap. The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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
A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers’ compensation insurance contracts with large deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and, as a result, is subject to credit risk until such reimbursement is made. As of December 31, 2025, contractholder payables on unpaid losses within the deductible layer of large deductible policies were approximately $3.03 billion, and the associated receivables (net of allowance for expected credit losses) were approximately $3.01 billion. Business Insurance also utilizes retrospectively rated policies for a portion of its business, primarily for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premiums receivable from holders of retrospectively rated policies totaled approximately $53 million as of December 31, 2025. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is based upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance regularly monitors the credit exposure on individual accounts and the adequacy of collateral. For additional information concerning credit risk in certain of the Company’s businesses, see “Item 1A—Risk Factors—We are exposed to credit risk in certain of our insurance operations and with respect to certain guarantee or indemnification arrangements that we have with third parties.”

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
The Company also participates in state-assigned risk pools as a servicing carrier and pool participant.
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

Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Business Insurance as of January 1, 2026. For third-party liability, Business Insurance generally limits its net retention to a maximum of $6.7 million per insured, per occurrence, through the use of reinsurance, including a significant aggregate annual deductible. For property exposures, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum amount per risk of $20.0 million per occurrence. Business Insurance generally retains its workers’ compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Business Insurance’s direct written premiums for the year ended December 31, 2025.

Location	% of Total
Domestic:
California	13.2%
New York	8.0
Texas	7.5
Illinois	4.4
Florida	4.2
New Jersey	3.7
Pennsylvania	3.7
Georgia	3.1
Massachusetts	3.0
All other domestic (1)	45.2
Total Domestic	96.0

International:
Canada	1.4
All other international	2.6
Total International	4.0
Total Business Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Business Insurance’s direct written premiums in 2025.
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
International
International competes with numerous international and domestic insurers in the United Kingdom and the Republic of Ireland. Companies compete on the basis of price, product offerings, distribution partnerships, the level of claim and risk management services provided and the ease and speed of doing business. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets.
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

(for the year ended December 31, in millions)	2025	2024	2023	% of Total 2025
Domestic:
Fidelity and surety	$1,596	$1,536	$1,387	37.4%
General liability	1,842	1,833	1,686	43.2
Other	242	234	230	5.7
Total Domestic	3,680	3,603	3,303	86.3
International	582	506	539	13.7
Total Bond & Specialty Insurance	$4,262	$4,109	$3,842	100.0%
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Bond & Specialty Insurance as of January 1, 2026. For management liability coverages, including but not limited to directors’ and officers’ liability, professional liability, employment practices liability, fidelity liability, fiduciary liability and cyber risk liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety, where limits are often significant, Bond & Specialty Insurance generally retains up to $160.0 million probable maximum loss (PML) per principal, after reinsurance, but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.
Geographic Distribution
The following table shows the geographic distribution of Bond & Specialty Insurance’s direct written premiums for the year ended December 31, 2025.

Location	% of Total
Domestic:
California	9.8%
Texas	7.9
New York	7.2
Florida	4.6
Illinois	3.4
Pennsylvania	3.3
All other domestic (1)	50.5
Total Domestic	86.7

International:
United Kingdom	6.4
Canada	4.0
All other international	2.9
Total International	13.3
Total Bond & Specialty Insurance	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of Bond & Specialty Insurance’s direct written premiums in 2025.
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
PERSONAL INSURANCE
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States. Personal Insurance’s primary products of automobile and homeowners insurance are complemented by a broad suite of related products and coverages.
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

(for the year ended December 31, in millions)	2025	2024	2023	% of Total 2025
Domestic:
Automobile	$7,745	$7,925	$7,330	44.4%
Homeowners and Other	9,051	8,550	7,949	51.9
Total Domestic	16,796	16,475	15,279	96.3
International	650	694	650	3.7
Total Personal Insurance	$17,446	$17,169	$15,929	100.0%
Principal Markets and Methods of Distribution
Personal Insurance products are marketed and distributed primarily through thousands of independent agents and brokers located throughout the United States, supported by personnel in seven sales regions. In addition, sales and service support are supplemented through contact centers. Principal markets for Personal Insurance products are spread throughout the contiguous United States.
In selecting new independent agencies to distribute its products, Personal Insurance considers many factors, including financial stability, staff experience, lead sources, customer facing online and digital capabilities and operating and marketing plans. Once an agency is appointed, Personal Insurance regularly monitors its performance.
Agents can access the Company’s agency service portal for a number of resources, including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance’s customers to the Company’s Customer Care Program, where the Company provides, on behalf of an agency, a comprehensive array of customer services, including billing inquiries, coverage discussions and account changes. Approximately two thousand agencies take advantage of this service alternative, for which they generally pay a fee.
Personal Insurance also markets and distributes its products directly to consumers, largely through direct mail and digital marketing, and through affinity partners, including employers, credit unions and consumer associations. Personal Insurance handles the sales from these sources through the Company’s contact center locations and, increasingly, through the Company’s wholly owned independent agency. Personal Insurance also markets and distributes its products on other distribution platforms, including carrier partnerships. Since 1995, the Company has had a distribution agreement with the agency affiliate of GEICO to underwrite a portion of their homeowners business.

Pricing and Underwriting
Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claims, actuarial, risk management and product development. This approach is designed to maintain high-quality underwriting discipline and pricing segmentation. Proprietary and third-party data accumulated over many years is analyzed, and Personal Insurance uses a variety of risk differentiation models to facilitate its pricing segmentation and underwriting. The Company’s product management area establishes underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to effectively execute its risk selection and pricing processes.
Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of automobile replacements and repairs (including parts and labor), medical care and resolution of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and changes in severity, including inflation in the cost of materials, labor and household possessions. In addition to the normal risks associated with any multiple-peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of catastrophes and other weather-related events, as well as other unusual circumstances, such as the impact of supply chain disruptions, labor shortages and elevated inflation. Insurers writing personal lines property and casualty policies may be unable to change prices until some time after the costs associated with coverage have changed, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to changing costs depends, in part, on whether the applicable state law requires prior approval of rate changes or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.
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
Product Lines
The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals.  Personal Insurance had approximately 8.4 million active policies (i.e., policies-in-force) in the United States as of December 31, 2025.
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
Net Retention Policy Per Risk
The following discussion reflects the Company’s retention policy with respect to Personal Insurance as of January 1, 2026. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk, net of reinsurance. Personal Insurance uses facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution
The following table shows the geographic distribution of Personal Insurance’s direct written premiums for the year ended December 31, 2025.

Location	% of Total
Domestic:
Texas (1)	9.5%
New York	8.9
California	7.4
Pennsylvania	5.1
Georgia	4.9
New Jersey	4.2
Massachusetts	4.0
Florida	3.9
Maryland	3.9
Virginia	3.6
Colorado	3.5
Connecticut	3.3
Illinois	3.0
All other domestic (2)	31.1
Total Domestic	96.3

International:
Canada	3.7
Total International	3.7
Total Personal Insurance	100.0%
___________________________________________
(1)The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.
(2)No other single state accounted for 3.0% or more of Personal Insurance’s direct written premiums in 2025.
Competition
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

CLAIMS MANAGEMENT
The Company’s claim functions are managed through its Claims Services organization, with locations in the United States and in the other countries where it does business. With approximately 12,300 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, nurses, data and analytics professionals, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, when necessary, independent adjusters and appraisers, are available for use as appropriate.
United States field claim management teams located in 15 claim centers and 57 satellite and specialty-only offices in 42 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company’s business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment, including acting as a third-party administrator for large customers who self-insure and retain the Company to handle their claims process on a fee-for-service basis. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and controls, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company’s Claims Services organization in the United States to leverage that knowledge base and to share best practices.
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
Catastrophe Reinsurance
Catastrophes include hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally-occurring events. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, wildfires, cyber attacks and other events may produce significant damage or loss in larger areas, especially those areas that are heavily populated. For additional information regarding catastrophes, see “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.” The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. In addition to the Company’s catastrophe reinsurance coverages, the Company is also party to other reinsurance treaties that can provide additional coverage for losses arising from catastrophes, as described in the “Net Retention Policy Per Risk” sections of the respective segment discussions above. The Company conducts reviews of its risk and catastrophe coverages on a regular basis and makes changes as it deems appropriate. The following discussion summarizes the Company’s catastrophe reinsurance coverage as of January 1, 2026.
Corporate Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty covers the accumulation of certain property losses arising from one or multiple occurrences for the period January 1, 2026, through and including December 31, 2026. The treaty provides for recovery of 100% of each qualifying loss in excess of a $3.0 billion retention up to $4.0 billion, 80% of losses in excess of $4.0 billion up to $5.0 billion, 95% of losses in excess of $5.0 billion up to $7.5 billion and 100% of losses in excess of $7.5 billion up to $8.0 billion. Therefore, the maximum recovery under the treaty would be $4.7 billion, or 94%, of the total $5.0 billion limit. Qualifying losses for each occurrence are after a $100 million deductible. The treaty covers all of the Company’s exposures in North America and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty only provides coverage for cyber events and civil unrest in limited circumstances and excludes losses arising from communicable disease. The Company’s underlying insurance coverages generally exclude coverage for communicable disease.
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
The reinsurance agreement provides coverage of up to $575 million to the Company through May 24, 2026 for certain losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. For events up to and including May 24, 2026, this treaty provides up to $575 million of coverage, subject to a $2.89 billion retention. The coverage under the reinsurance agreement is limited to specified property coverage written in Personal Insurance; Select Accounts, Middle Market (excluding Excess Casualty and Boiler & Machinery) and National Property and Other in Business Insurance; and Other in Bond & Specialty Insurance.
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
Personal Insurance Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $500 million part of $1.00 billion of coverage for a single event, subject to a $1.00 billion retention (i.e., for every dollar of loss between $1.00 billion and $2.00 billion, this treaty provides 50 cents of coverage), for homeowners property losses. Coverage is provided on an all-perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, wildfires, winter storms and/or freeze losses. The treaty covers the United States, its territories, possessions and waters contiguous thereto from July 1, 2025 through and including June 30, 2026.
Northeast Property Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $1.00 billion of coverage, subject to a $2.75 billion retention, for losses arising from a single occurrence and allows for one reinstatement. Coverage is provided on an all-perils basis, including but not limited to hurricanes, tornadoes, hail storms, earthquakes, wildfires, winter storms and/or freeze losses (including coverage for terrorism events in limited circumstances). Coverage for cyber events applies only in limited circumstances, and coverage for communicable disease and nuclear, biological and radiological terrorism attacks is excluded from this treaty. The treaty covers territory from Virginia to Maine for the period from July 1, 2025 through and including June 30, 2026. Losses from a covered event anywhere in North America and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.
Business Insurance Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This treaty provides up to $775 million part of $1.0 billion of coverage, subject to a $350 million retention (i.e., for every dollar of loss between $350 million and $1.35 billion, this treaty provides 77.5 cents of coverage) for the period from February 1, 2026, through and including January 31, 2027. The treaty covers losses arising from an earthquake, including other ensuing causes of loss such as fire following and sprinkler leakage, incurred under policies written by domestic Business Insurance (with the exception of Ocean Marine and Boiler & Machinery). The treaty covers the United States, its territories, possessions and waters contiguous thereto.
Other International Reinsurance Treaties. For other business directly written outside the U.S., separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.

Terrorism Risk Insurance Program. The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury authorized through December 31, 2027 that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. For a further description of the program, including the Company’s estimated deductible under the program in 2026, see note 6 of the notes to the consolidated financial statements and “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.”
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
The Company derives estimates for unreported claims and development with respect to reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each business unit, product line and type of exposure. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns and the relationship of loss adjustment expenses to losses for each product line and type of exposure. For a description of the Company’s reserving methods for asbestos claims, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation.”
Certain of the Company’s claims and claim adjustment expense reserves are discounted to present value.  See note 8 of the notes to the consolidated financial statements for further discussion.
Reserves on Statutory Accounting Basis
As of December 31, 2025, 2024 and 2023, claims and claim adjustment expense reserves (net of reinsurance) prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves) were $99 million higher, $93 million higher and $87 million higher, respectively, than those reported in the Company’s respective annual financial reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).
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
Asbestos Claims
Asbestos claims are segregated from other claims and are handled separately within the Company’s Strategic Resolution Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals which also has responsibility for enterprise-wide major case activity. For additional information on asbestos claims, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation.”

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
Claims — Paying Ratings
The following table summarizes the current claims-paying (or financial strength) ratings for each of the Company’s rated entities as of February 12, 2026, including the position of each rating in the applicable agency’s rating scale.

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
Debt Ratings
The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 12, 2026. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s		S&P		Fitch

Senior debt	a+ (5th of 22)	A2	(6th of 21)	A	(6th of 22)	A	(6th of 22)
Junior subordinated debentures	a- (7th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	BBB+	(8th of 22)
Commercial paper	AMB-1+ (1st of 5)	P-1	(1st of 4)	A-1	(2nd of 10)	F1	(2nd of 8)
Rating Agency Actions
The following rating agency actions were taken with respect to the Company from February 13, 2025, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024, through February 12, 2026:
•On August 8, 2025, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

•On October 24, 2025, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.
INVESTMENT OPERATIONS
The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The Company manages the investment duration relative to its liability duration. In 2025, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments increased, primarily driven by the impact of the composition of the investment portfolio. In 2025, the estimated effective duration of the Company’s net insurance liabilities decreased, primarily reflecting the impact of the mix of net insurance liabilities. As of December 31, 2025, the estimated effective duration of the Company’s portfolio of fixed maturity and short-term security investments was greater than the estimated effective duration of the Company’s net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.
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
State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulation. While the U.S. federal government has not historically regulated the insurance business, the Federal Insurance Office (or FIO), which was established within the U.S. Treasury Department as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), has limited authority over the insurance industry. State insurance regulators, through the National Association of Insurance Commissioners (NAIC), along with the Federal Reserve and the FIO have been active in the efforts by the International Association of Insurance Supervisors (IAIS) to develop international regulatory standards for the insurance industry that, if adopted by the states, would result in changes to the regulation of insurance in the U.S. In response to these international efforts, the state insurance regulators, through the NAIC, undertook several initiatives to consider and develop changes to the U.S. regulatory framework, including the development of regulatory tools to evaluate risks and establish capital standards on a groupwide basis in addition to the current requirements imposed on a legal-entity basis.
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
Rate and Rule Approvals. The Company’s domestic insurance subsidiaries are subject to each state’s laws and regulations regarding rate and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to adjust rates and the relative timing of the process are dependent upon each state’s requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.
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
Based on preliminary 2025 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, in both 2025 and 2024, Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries, while in 2024 The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the size of its investments in certain non-fixed maturity securities.
Management does not anticipate regulatory action as a result of the 2025 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.
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
The amount of policyholders’ surplus held by each of the Company’s U.S. insurance subsidiaries as of December 31, 2025 and 2024 exceeded the level at which the subsidiaries would be subject to RBC regulatory action on a legal entity basis or the need for additional analysis when evaluated on a combined basis.

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
Investment Regulation. Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality, and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate, and certain other investments, subject to specified limits and certain other qualifications, depending on the type of investment. As of December 31, 2025 and 2024, the Company was in compliance with these laws and regulations.
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
The Company’s managing agency (Travelers Syndicate Management Limited, or TSML) of its Lloyd’s syndicate (Syndicate 5000 at Lloyd’s) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd’s. Travelers Syndicate 5000 is able to write, or reinsure, business in respect of over 200 countries and territories throughout the world by virtue of Lloyd’s international licenses. In each such jurisdiction, the policies written by TSML, as part of Lloyd’s, are subject to the laws and insurance regulations of that jurisdiction. Since January 1, 2019, the Company has used a Lloyd’s insurance subsidiary in Brussels, Belgium (Lloyd’s Brussels) to cover its Lloyd’s customers’ risks in the European Union (EU). Lloyd’s Brussels is regulated by the National Bank of Belgium.

The Company is conducting its European insurance operations through an insurance subsidiary that is incorporated in the Republic of Ireland and authorized and regulated by the Central Bank of Ireland. Certain operations are conducted in the U.K. through a U.K. branch of the Irish subsidiary, which is supervised by the PRA and FCA as well as the Central Bank of Ireland.
The Company’s operations in the Republic of Ireland are also subject to regulation by the EU. Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence by the EU include capital and solvency requirements (Solvency II), competition law, intermediary and distribution regulation, gender discrimination, sustainability disclosures, including climate change disclosure, and data security and privacy. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. Currently, as a result of the Covered Agreements described below, the state regulatory system governing U.S. insurers is deemed “equivalent” for purposes of Solvency II.
The Canadian branch of one of the Company’s U.S. insurance subsidiaries is regulated for solvency and risk management purposes by the Office of the Superintendent of Financial Institutions (OSFI) under the provisions of the Insurance Companies Act (Canada). The Canadian branch is also subject to Canadian provincial and territorial insurance legislation and regulation, primarily governing market conduct, including pricing, underwriting, coverage, and claim conduct, in varying degrees by province/territory and by product line.
Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements as of December 31, 2025.
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
Regulatory Developments
The state insurance regulatory framework has been under continuing scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually both re-examine existing laws and regulations for potential modifications and focus on the potential promulgation of new insurance regulations or the advancement of new legislation.
Insurance holding company regulations require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company’s Enterprise Risk Management (ERM) framework, including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Insurers having premium volume above certain thresholds, including the Company, are also required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment, or ORSA) and file a confidential report with the insurer’s lead insurance regulator. The requirement for an insurer to conduct an ORSA is intended to foster an effective level of ERM for all insurers within a holding company system and to provide a group-wide perspective on risks and capital as a supplement to the legal entity view. ORSA is required in the United States, the U.K., Ireland and Canada and is in various stages of implementation in other jurisdictions, and included in the IAIS standards. It is possible that, as a result of ORSA and the manner in which it may be used by insurance regulators, the Company’s states of domicile or other regulatory bodies may require changes in its ERM process (e.g., prescribe the use of specific models or the application of certain assumptions or scenarios in the Company’s models) that have the effect of limiting the Company’s ability to write certain risks, limit its risk appetite, or reduce its capital management flexibility. See “Item 1—Business—Enterprise Risk Management” for further discussion of the Company’s ERM.

For additional information concerning regulations applicable to the Company, including cyber regulations, see “Item 1A—Risk Factors—Our businesses are heavily regulated by the states and countries in which we conduct business, including licensing, market conduct and financial supervision, and changes in regulation, including changes in tax regulation, may reduce our profitability and limit our growth” and “Item 1A—Risk Factors—If, as a result of a cyber-attack (the risk of which could be exacerbated by geopolitical tensions) or otherwise, we experience difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.”

ENTERPRISE RISK MANAGEMENT
The Company’s ERM activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage these risks. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company’s results of operations, financial position and/or liquidity. This requires an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company’s operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company’s stakeholders. ERM also includes an evaluation of the Company’s risk capital needs, which takes into account regulatory requirements, financial strength and credit rating considerations, in addition to economic and other factors. ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company’s long-term financial strategies and objectives.
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
Human Capital Management
As of December 31, 2025, the Company had approximately 34,000 employees, approximately 90% of whom are located in the United States. The following table shows the geographic distribution of the Company’s employees as of December 31, 2025.

Location	% of Total
Domestic:
Connecticut	22.6%
Minnesota	6.8
New York	6.7
Texas	6.5
California	5.1
Florida	3.9
Georgia	3.8
Massachusetts	3.1
Illinois	3.0
All other domestic (1)	28.4
Total Domestic	89.9

International:
Canada	5.3
United Kingdom	4.6
All other international	0.2
Total International	10.1
Consolidated total	100.0%
___________________________________________
(1)No other single state accounted for 3.0% or more of the Company’s employees as of December 31, 2025.
The average employee tenure at the Company is more than 11 years, and more than 20 years for the Company’s approximately 700 most senior leaders. The Company’s average global voluntary turnover rate over the past three years was approximately 8%. The Company believes that these employee tenure and voluntary turnover rates are due, in part, to the resources and support the Company provides to employees throughout their careers, as discussed below.
The Company recognizes that we must maintain our talent advantage by attracting and retaining high performing employees. The Company has established recruiting, retention and development practices that are tailored to deepen talent pools and broaden advancement opportunities for all employees. Our human capital management strategy deploys industry-leading practices to attract, hire, develop and support high performing talent from all backgrounds, geographies and experiences.
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

The Company’s minimum hourly wage in the United States is $20 as of April 2025. As calculated and reported in the Company’s most recent Proxy Statement filed in April 2025, excluding the Company’s Chairman and Chief Executive Officer, (i) the median of the annual total compensation of all the Company’s employees was approximately $121,000, and (ii) the median of the annual total compensation of the Company’s full-time U.S. employees who worked for the Company for the entire year, who comprised approximately 90% of its U.S. workforce, was approximately $131,000.
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
Savings and Retirement
•A 401(k) Savings Plan, through which the Company matches employee contributions dollar-for-dollar up to 5% of eligible pay, with a maximum annual Company match of $7,500 for 2025 and $8,000 for 2026;
•The Paying It Forward Savings Program, through which the Company supports employees with student loans by making an annual contribution in the employee’s 401(k) account equal to the annual student loan payments. The combined maximum of the 401(k) match and the Paying It Forward savings contribution is 5% of eligible pay, up to a maximum of $7,500 for 2025 and $8,000 for 2026;
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

Catastrophe
A severe loss event designated, or reasonably expected by the Company to be designated, a catastrophe by one or more industry recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts, including those involving nuclear, biological, chemical and radiological events, cyber events, explosions and destruction of infrastructure. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and core income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may also result in the payment of reinsurance reinstatement premiums and assessments from various pools and associations. The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is reached and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. For 2025, the threshold ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.

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

Guaranteed-cost products	An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.

Guaranty fund	A state-regulated mechanism that is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer’s obligations to policyholders.

Holding company liquidity	Total cash, short-term invested assets and other readily marketable securities held by the holding company.

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases and re-opened claims.

Inland marine	A broad type of insurance generally covering articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit, generally other than transoceanic, and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

Insurance Regulatory Information System (IRIS) ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy	An insurance policy where the customer assumes at least $25,000 or more of each loss. Typically, the insurer is responsible for paying the entire loss under those policies and then seeks reimbursement from the insured for the deductible amount.

Lloyd’s	An insurance marketplace based in London, England, where brokers, representing clients with insurable risks, deal with Lloyd’s underwriters, who represent investors. The investors are grouped together into syndicates that provide capital to insure the risks.

Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	For SAP, the loss and LAE ratio is the ratio of incurred losses and loss adjustment expenses less certain administrative services fee income to net earned premiums as defined in the statutory financial statements required by insurance regulators. The loss and LAE ratio as used in this report is calculated in the same manner as the SAP ratio.

The loss and LAE ratio is an indicator of the Company’s underwriting discipline and underwriting profitability.
Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE.

Loss reserve development	The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.

National Association of Insurance Commissioners (NAIC)	An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.

New business volume	The amount of written premiums related to new policyholders and additional products sold to existing policyholders.

Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Probable maximum loss (PML)	The maximum amount of loss that the Company would be expected to incur on a policy if a loss were to occur, giving effect to collateral, reinsurance and other factors.

Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person’s or business’s property loss, damage or loss of use.

Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.

Redundancy	With regard to reserves for a given liability, a redundancy exists when it is estimated or determined that the reserves are greater than what will be needed to pay the ultimate settlement value of the related liabilities. Where the redundancy is the result of an estimate, the estimated amount of redundancy (or even the finding of whether or not a redundancy exists) may change as new information becomes available.

Reinstatement premiums	Additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.

Renewal premium change	The estimated change in average premium on policies that renew, including rate and exposure changes. Such statistics are subject to change based on a number of factors, including changes in estimates.

Renewal rate change	The estimated change in average premium on policies that renew, excluding exposure changes. Such statistics are subject to change based on a number of factors, including changes in estimates.

Residual market (involuntary business)	Insurance market which provides coverage for risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risks being too great or the profit potential too small under the required insurance rate structure. Residual markets are frequently created by state legislation either because of lack of available coverage such as: property coverage in a windstorm prone area or protection of the accident victim as in the case of workers’ compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers’ voluntary market shares for the type of coverage involved.

Retention	The amount of exposure a policyholder company retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company.

Retention rate	The percentage of prior period premiums (excluding renewal premium changes), accounts or policies available for renewal in the current period that were renewed. Such statistics are subject to change based on a number of factors, including changes in estimates.

Retrospective premiums	Premiums related to retrospectively rated policies.

Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Return on equity	The ratio of net income (loss) less preferred dividends to average shareholders’ equity.

Risk-based capital (RBC)	A measure adopted by the NAIC and enacted by states for determining the minimum statutory policyholders’ surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Risk retention group	An alternative form of insurance in which members of a similar profession or business band together to self insure their risks.

Runoff business	An operation that has been determined to be nonstrategic and where the business is in runoff through non-renewal of in-force policies, cessation of writing new business, or no longer offering coverages.

Salvage	The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.

Second-injury fund	The employer of an injured, impaired worker is responsible only for the workers’ compensation benefit for the most recent injury; the second-injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on either premiums or losses.

Segment income (loss)	Determined in the same manner as core income (loss) on a segment basis. Management uses segment income (loss) to analyze each segment’s performance and as a tool in making business decisions. Financial statement users also consider segment income when analyzing the results and trends of insurance companies.

Self-insured retentions	That portion of the risk retained by an insured for its own account.

Servicing carrier	An insurance company that provides, for a fee, various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool.

Statutory accounting practices (SAP)	The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. SAP generally reflect a modified going concern basis of accounting.

Statutory capital and surplus	The excess of an insurance company’s admitted assets over its liabilities, including loss reserves, as determined in accordance with SAP. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory capital and surplus is also referred to as “statutory surplus” or “policyholders’ surplus.”

Statutory net income	As determined under SAP, total revenues less total expenses and income taxes.

Structured settlement	Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation	A principle of law incorporated in insurance policies, which enables an insurance company, after paying a claim under a policy, to recover the amount of the loss from another person or entity who is legally liable for it.

Tenure impact	As new business volume increases and accounts for a greater percentage of earned premiums, the loss and LAE ratio generally worsens initially, as the loss and LAE ratio for new business is generally higher than the ratio for business that has been retained for longer periods. As poorer performing business leaves and pricing segmentation improves on renewal of the business that is retained, the loss and LAE ratio is expected to improve in future years.

Third-party liability	A liability owed to a claimant (third party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.

Total capitalization	The sum of total shareholders’ equity and debt.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all that type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.

Unassigned surplus	The undistributed and unappropriated amount of statutory capital and surplus.

Underlying combined ratio	The underlying combined ratio is the sum of the underlying loss and LAE ratio and the underlying underwriting expense ratio. The underlying combined ratio is an indicator of the Company’s underwriting discipline and underwriting profitability for the current accident year.

Underlying loss and LAE ratio	The underlying loss and LAE ratio is the loss and LAE ratio, adjusted to exclude the impact of catastrophes and prior year reserve development. The underlying loss and LAE ratio is an indicator of the Company’s underwriting discipline and underwriting profitability for the current accident year.

Underlying underwriting expense ratio	The underlying underwriting expense ratio is the underwriting expense ratio adjusted to exclude the impact of catastrophes.

Underlying underwriting margin	Net earned premiums and fee income less claims and claim adjustment expenses (excluding catastrophe losses and prior year reserve development) and insurance-related expenses.

Underwriter	An employee of an insurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications for insurance coverage, and the decision as to whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.

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

Insurance-Related Risks
High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes in each of the geographies where we write business and to varying peak catastrophe perils in different countries and regions. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions, solar flares and other naturally occurring events. Catastrophes can also be man-made, such as terrorist attacks and other destructive acts including those involving cyber events, nuclear, biological, chemical and radiological events, civil unrest, explosions and destruction of infrastructure.
The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last few decades have underscored the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and the average size of, a home and higher inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in the frequency and/or intensity of hurricanes, hail and severe convective storms, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “—Changing Climate Conditions.”
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
The extent of losses from a catastrophe is a function of the total amount of insured exposure affected by the event, the severity of the event and the coverage provided. For example, the specific location impacted by tornadoes is inherently random and unpredictable, and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. Similarly, the potential for losses from a cyber event can be magnified to the extent that the event impacts geographies, platforms, systems or vulnerabilities shared by a large number of policyholders, such as cloud-based software platforms, or in the event threat actors continue to expand their use of new and developing technologies, including artificial intelligence. In addition, increases in the value and geographic concentration of insured property, the number of policyholders exposed to certain events and the effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent years, the effects of inflation, including as a result of post-event demand surge, have increased catastrophe losses, and this could occur again in the future. Disruptions to electrical power supplies have also increased losses arising from natural events, a dynamic which may become more frequent as dependency on electricity increases and/or if the reliability of the electric grid decreases. Disruptions to electrical power supplies could result from non-natural events as well, including cyber events.
States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as by restricting insurers from reducing exposures or withdrawing from catastrophe-prone areas, limiting insurers’ ability to increase prices, requiring price reductions or discounts or mandating that insurers participate in residual markets. Residual markets have resulted in, and may in the future result in, significant losses or assessments to insurers, including us. For example, the January 2025 California wildfires resulted in assessments to insurers from the California FAIR Plan. In addition, legislative, regulatory and legal actions have sought to expand insurance coverage for catastrophe claims beyond the original intent of the policies, prevent the application of deductibles or limit other rights of insurers. We may not be able to adjust terms or adequately raise prices to offset the costs of catastrophes. See “Item 1—Business—U.S. State and Federal Regulation—Regulatory and Legislative Responses to Catastrophes.”

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
In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations, and the program is scheduled to expire on December 31, 2027. Under current provisions of this program, once our losses exceed 20% of our eligible direct commercial earned premiums for the preceding calendar year, the federal government will reimburse us for 80% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $4.01 billion for 2026. For a further description of the Terrorism Risk Insurance Program, see note 6 of the notes to the consolidated financial statements.
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
If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected. Claims and claim adjustment expense reserves (“loss reserves”) represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables and significant uncertainty. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles, labor shortages, supply chain disruptions, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials, all of which result in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); companies hiring less experienced workers, which can increase claims; higher interest rates, which can result in higher post-judgment interest costs; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.
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
We refine our loss reserve estimates as part of a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Additionally, models and technology are used in the claim estimation process, which can present risks of model inaccuracy. Different experts may apply different assumptions and judgments when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, these experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an extreme event or an acquisition. Experts providing input to the various estimates, models and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management often considers varying individual viewpoints as part of its estimation of loss reserves.
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
Our business could be harmed because of our continued exposure to asbestos claims and related litigation. We continue to receive a significant number of asbestos claims. Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants, such as manufacturers of talcum powder, who were not traditionally sued and/or primary targets of asbestos litigation. We also continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage and/or that each individual bodily injury claim should be treated as a separate occurrence under the policy. To the extent both issues are resolved in a policyholder’s favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Although we have seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims. Further, in addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future.
As mentioned above, the Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to asbestos claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Uncertainties surrounding the final resolution of these asbestos claims continue, and it is difficult to estimate our ultimate liability for such claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.
It is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” sections of “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 3—Legal Proceedings.”
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
•expansion of compensable workers’ compensation claims;
•claims arising out of the use of personal property in commercial transactions, such as ride or home sharing;
•claims against fiduciaries of retirement plans, including allegations regarding excessive fees;
•claims under laws protecting biometric and other personal data;
•claims relating to consequences of current or new technologies, including artificial intelligence or addictive software, or business models or processes, including as a result of related behavioral changes;
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
Our investment portfolio is subject to credit and interest rate risk, and may suffer reduced or low returns or material realized or unrealized losses. Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2025. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default, and our non-fixed income investments could be negatively impacted as well.
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

Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate and real estate partnerships, all of which could be adversely impacted by declines in real estate valuations.
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
We may not be able to collect all amounts due to us from reinsurers, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we are exposed to credit risk related to our structured settlements. Although the reinsurer is liable to us to the extent of the reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. In the past, certain reinsurers have ceased writing business and entered into runoff. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos claims. In addition, in a number of jurisdictions a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty’s consent. Also, the reinsurance that we purchase may not cover all of the risks covered by the policies that we issue.
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
The availability of reinsurance capacity, as well as its cost and terms, can be impacted, and in recent periods have been impacted, by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends. The availability, cost and terms of reinsurance could affect our business volume and profitability. In addition, the Covered Agreements between the U.S. and each of the EU and U.K. eliminate the requirement for European and U.K. reinsurers operating in the U.S. to provide collateral, which have made it more difficult for U.S. companies, including us, to obtain collateral from European and U.K. reinsurers.

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
Business and Operational Risks
The intense competition that we face, including with respect to attracting and retaining employees, and the impact of innovation, technological change, including with respect to artificial intelligence, and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and our profitability. The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, including start-ups, which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. Pension and hedge funds and other entities with substantial available capital, more flexible legal structures and/or potentially lower return objectives have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, including entities backed by private equity, and existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels and/or greater choice, not only in personal lines, but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market). Similarly, comparative rating technology has impacted competition in personal lines and is now being used to access comparative rates for small commercial business as well, and that trend is likely to continue and may accelerate. In recent years, there have been new entrants into the small commercial business, and this trend may continue. Customer behavior could also evolve in the future towards buying insurance in point-of-sale or other non-traditional distribution channels where we may not have a meaningful presence or which are designed to sell products that we currently do not provide. Consolidation within the insurance industry also could impact our business volumes and/or the rates or terms of our products.
Other technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning that collects and analyzes a wide variety of data points to help make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use or deploy artificial intelligence to create efficiencies in ways that we do not. In addition, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and are becoming an increasingly important competitive factor.
Competitive dynamics may impact the success of efforts to improve our underwriting margins on our insurance products. These efforts could include seeking improved rates or improved terms and conditions, and could also include other initiatives, such as reducing operating expenses and acquisition costs, and introducing new product offerings. These efforts may not be successful and/or may result in lower business volumes. Also, in some cases, if we do not write a particular product for an account, we could lose the ability to write other products for the same account. In addition, if our underwriting is not effective, further efforts to increase rates could also lead to “adverse selection”, whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”
Similar to other industries, the insurance industry is undergoing rapid and significant technological and other change. Traditional insurance industry participants, technology companies, “InsurTech” companies, some of which are supported by traditional insurance industry participants, and others are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business or distribution models, create more sophisticated pricing models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, including artificial intelligence, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose risks to our business. For example, technologies such as driverless vehicles, assisted-driving or accident prevention technologies, technologies that facilitate ride, car or home sharing, smart homes or automation could reduce the number of vehicles in use and/or the demand for, or profitability of, certain of our products, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. While there is substantial uncertainty as to the timing of any impact, in the case of driverless vehicles in particular, new legal frameworks or business practices could be adopted that reduce the size of the auto insurance market. If competition or technological or other changes to the markets in which we operate limit our ability to retain existing business or write new business at adequate rates or on appropriate terms, our results of operations could be materially and adversely affected. See “Competition” sections of the discussion on business segments in “Item 1—Business.”
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
Our efforts to develop new products or services, expand in targeted markets, improve business processes and workflows or pursue acquisitions or dispositions may not be successful and may create enhanced risks. From time to time, to protect and grow market share and/or improve our productivity and efficiency, we invest in strategic initiatives and pursue acquisitions or dispositions. These efforts may require us to make substantial expenditures and not be successful, and even if successful, they may create additional risks:
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

•Acquisitions or dispositions may not be successfully integrated or separated, resulting in substantial disruption, costs or delays and adversely affecting our ability to compete, may not result in the benefits anticipated by us, and may also result in unforeseen liabilities or impact our credit ratings; and
•The conversion of policyholders to a new product could negatively impact retention and profit margins.
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
We are subject to additional risks associated with our business outside the United States. We conduct business outside the United States primarily in the United Kingdom, the Republic of Ireland and Canada. In addition, we conduct business in Brazil through a joint venture, and throughout other parts of the world, including as a corporate member of Lloyd’s and through our quota share agreement with Fidelis. We may also explore opportunities in other countries. In conducting business outside of the United States, we are subject to a number of risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and our reputation. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment and/or reputation. Our business activities outside the United States could subject us to increased volatility in earnings resulting from the need to recognize and subsequently revise a valuation allowance associated with income taxes if we became unable to fully utilize any deferred tax assets, including loss carry-forwards from those foreign operations. Also, political instability and geopolitical tensions have at times resulted, and may in the future result, in inflation, reduced growth, supply chain and financial market disruption or an economic downturn in such regions. For certain businesses, we give third parties binding authority to write direct and indirect business on our behalf, and in the case of Fidelis, we assume a percentage of its business under a reinsurance agreement, which exposes us to additional risks, including with respect to certain products, risks and geographies we do not normally cover.
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
Future pandemics could materially affect our results of operations, financial position and/or liquidity. The pandemic presented, and any future pandemics could present, the following risks, among others: inflation; supply chain disruption; labor shortages; backlogs in the court system (which increase the time and costs to resolve claims); legal and regulatory demands for rate refunds; behavioral changes that can result in the increased frequency and severity of claims, such as driving at faster speeds; medical conditions such as “long-COVID” and other claims in our workers compensation line; litigation seeking business interruption coverage; reduced earned premiums; higher claims and claim adjustment expenses in certain lines of business; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “During or following a period of financial market disruption or an economic downturn, our business could be materially and adversely affected” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”
Technology and Intellectual Property Risks
Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, including artificial intelligence, particularly as our business processes become more digital. We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in an efficient manner, particularly as our business processes become more digital and seek to incorporate artificial intelligence, which has a high rate of change, and certain of our products, such as cyber insurance, are more technology-based. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. Artificial intelligence, in particular, may become more expensive in the future given the resources necessary to develop that technology. Attracting and retaining technology personnel has also become significantly more challenging in recent years. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.
If, as a result of a cyber-attack (the risk of which could be exacerbated by geopolitical tensions) or otherwise, we experience difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our systems could significantly impair our ability to perform necessary business functions on a timely basis. In the event of a cyber-attack, malware or natural or other disaster, our systems could be inaccessible for an extended period of time, including as a result of hostile actions taken by cyber criminals, nation-states or terrorist organizations. In addition, because our systems increasingly interface with and depend on third-party systems, including cloud-based systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems or our other business processes, such as new payment technologies, are not effectively implemented. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations. If our business continuity plans do not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. In addition, should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, any resulting loss of business could materially and adversely affect our future business volume and results of operations.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Cyber-attacks and employee or vendor misconduct (inadvertent or intentional) could expose our systems or data to unauthorized parties or otherwise cause significant disruptions. Increased use of data supplied by third parties in our business increases our exposure to this risk. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may not be successful and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.
Like other global companies, our computer systems and networks are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. The Company, like other property and casualty insurers, may be under greater threat from cybercriminals seeking sensitive personal or other insurance-related information. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including hostile actions taken by cyber criminals, nation-states or terrorist organizations, and the increased use of artificial intelligence by threat actors to perpetrate these attacks.
While we have experienced cyber-attacks, to date, we are not aware that we have experienced a material cyber-security breach. The sophistication of these threats continues to increase, including because of the rapid evolution of artificial intelligence, and the preventative actions we take to reduce the risk of cyber-attacks and protect our systems and information may be insufficient. In addition, new technology that could result in greater operational efficiency, including artificial intelligence, may further expose our computer systems and networks to the risk of cyber-attacks. Also, our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations.
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
The increased risks identified above could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems and networks. The compromise of personal, confidential or proprietary information could also subject us to significant legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, the European Union, Canada or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
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
We may be subject to claims by third parties from time to time that our products, services and technologies infringe on their intellectual property rights. In recent years, certain entities have acquired patents in order to allege claims of infringement against companies, including in some cases, us. Any intellectual property infringement claims brought against us could cause us to spend significant time and money to defend ourselves, regardless of the merits of the claims. If we are found to infringe any third-party intellectual property rights, it could result in reputational harm, payment of significant monetary damages or fees and/or substantial time and expense to redesign our products, services or technologies to avoid the infringement. In addition, we use third-party software in some of our products, services and technologies. With respect to artificial intelligence, emerging intellectual property-related rights and issues are being interpreted by courts and addressed by regulations. If any of our software vendors or licensors are faced with infringement claims, we may lose our ability to use such software until the dispute is resolved. If we cannot successfully redesign an infringing product, service or technology (or procure a substitute version), this could have a material adverse effect on our business and ability to compete.
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
These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business including, recently, cyber-security and the use of artificial intelligence and models. In addition, many jurisdictions restrict the timing and/or the ability of an insurer to discontinue writing a line of business or to cancel or non-renew certain policies. Insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries or, as has happened recently in certain states, reject or delay rate increases or other changes to terms and conditions due to the economic environment or other factors and/or expand FAIR plans or similar residual market mechanisms, including with respect to commercial lines. The adverse impacts of these types of actions have caused some insurance companies to withdraw from certain states, resulting in market dislocations for those insurance companies that remain. These market dislocations make it harder for the remaining companies to maintain their market presence and manage their exposures and profitability. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate taxes, could be enacted or changed and could have a material adverse impact on us. Other legislative actions could impact our business as well. For example, changes to state law regarding workers’ compensation insurance or to requirements for other insurance products could impact the demand for our products, and the legalization of cannabis in certain states has, according to some studies, resulted in more automobile accidents. In addition, the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) or a change to the federal health care system that eliminates or reduces the need for the medical coverage component of workers’ compensation insurance, could also significantly harm the insurance industry, including us. State, federal and international regulators are also increasingly focused on imposing new reporting and other requirements, which in some cases can be conflicting, on a multitude of topics. Regarding artificial intelligence, legal and regulatory frameworks are developing and subject to change. Changes in applicable legislation and regulations and future court and regulatory decisions may be more restrictive and may result in lower revenues, higher costs of compliance and higher risk of non-compliance and, as a result, could materially and adversely affect our results of operations. See also “Item 1 – Business – Regulation.”
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
Risk Assessment
The Company performs an annual cybersecurity risk and control assessment as part of the Enterprise Risk Management team’s risk assessment processes. The CISO and the Chief Financial Officer of the Company’s Technology and Operations group review and approve the cybersecurity assessment. The Company’s Chief Technology and Operations Officer and the Chief Financial Officer of the Company’s Technology and Operations group review and approve the list of emerging, strategic and transformative risks upon which the Enterprise Risk Management team’s cybersecurity risk and control assessment processes are based. In addition, as part of their regular responsibilities, the Company’s Risk and Security officers within its Technology and Cybersecurity groups assess technology and cybersecurity risks by leveraging the Company’s risk framework related to technology and cybersecurity, which aligns with the Company’s enterprise risk management strategy.
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
Risk Management
The Company maintains cybersecurity policies and standards that are modeled to align with the International Organization for Standardization (ISO) 27001 standard and the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Company’s cybersecurity policies and standards have been developed in collaboration with groups across the enterprise, such as Legal, Compliance, Technology, and each of its business segments. The Company’s policies include, for example, Information and System Use policies for employee and non-employee system users. These policies reinforce the data privacy and protection sections of the Company’s Code of Business Conduct and Ethics.
The Company uses certain technologies and tools, as appropriate, to enhance cybersecurity, such as multifactor authentication, encryption, firewalls, intrusion prevention systems, endpoint detection and response, data loss prevention, vulnerability scanning, penetration testing, patch management and identity and access management systems. These systems are designed, implemented and maintained with the goal of identifying, assessing and managing cybersecurity risks. In addition to its internal cybersecurity team, the Company uses internal and external auditors and, as appropriate, third-party consultants, service providers and assessors to review and test its processes and controls.
To help manage risk related to potential cybersecurity threats, as part of the annual Code of Business Conduct and Ethics training, all Company employees receive data protection and privacy training, which focuses on the need to appropriately protect and secure confidential Company information. Additionally, the Company provides annual security awareness training that covers a broad range of security topics. The Company also provides regular targeted training on topics such as artificial intelligence related risks, phishing and secure application development, among others. In addition to online training, the Company provides employees with cybersecurity information through a number of different methods, including awareness campaigns, gamified activities, recognition programs, security presentations, intranet articles, videos, system-generated communications, email publications and various simulation exercises.
The Company has a Security Incident Response Framework (Framework) in place. The Framework comprises a set of coordinated procedures and tasks that the Company’s Incident Response team, under the direction of the CISO, executes with the goal of ensuring timely and effective resolution of cybersecurity incidents. To maintain the robustness of the Framework, from time-to-time the Company conducts cybersecurity tabletop testing exercises.
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
To date, the Company does not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations, or financial condition. As discussed more fully under “Item 1A—Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. No matter how well designed or implemented the Company’s cybersecurity controls are, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See “Item 1A—Risk Factors—If, as a result of a cyber-attack (the risk of which could be exacerbated by geopolitical tensions) or otherwise, we experience difficulties with technology, data and network security, outsourcing relationships or cloud-based technology, our ability to conduct our business could be negatively impacted.”
Governance
The Risk Committee of the Company’s Board of Directors, consistent with its charter, reviews and discusses with management the strategies, processes and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The CISO typically provides quarterly updates regarding cybersecurity and cyber risk to executive management and the Risk Committee of the Company’s Board of Directors.
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

Item 2.    PROPERTIES
The Company leases its principal executive offices in New York, New York, as well as approximately 155 field and claim offices throughout the United States under leases or subleases with third parties. The Company also leases offices outside the United States, including in the United Kingdom, the Republic of Ireland and Canada. The Company owns six buildings in Hartford, Connecticut. The Company also owns buildings located in Windsor, Connecticut; Norcross, Georgia; St. Paul, Minnesota; and Omaha, Nebraska.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRV.” The number of holders of record of the Company’s common stock was 27,700 as of February 5, 2026. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
For information regarding dividends paid to shareholders in 2025 and 2024 and the declaration and payment of future dividends, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Dividends.”

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

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS (1)

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
The Travelers Companies. Inc. (2)
S&P 500 Index
S&P 500 Property & Casualty Insurance Index (3)

	As of December 31,
	2020	2021	2022	2023	2024	2025
The Travelers Companies, Inc.	$100.00	$113.97	$139.52	$145.01	$186.72	$228.51
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
S&P 500 Property & Casualty Insurance Index	100.00	117.51	139.69	154.70	209.20	228.84
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
(2)Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2020.
(3)Companies in the S&P 500 Property & Casualty Insurance Index as of December 31, 2025 were the following: The Travelers Companies, Inc., Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, Loews Corporation (CNA), W.R. Berkley Corporation, Arch Capital Group Limited, The Hartford Financial Services Group, Inc., Erie Indemnity Company, Assurant, Inc. and American International Group, Inc. Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.
A long-term perspective is particularly important in the property and casualty insurance industry, where the periodic occurrences of significant catastrophes have historically produced results that can vary significantly year-to-year. Accordingly, the Company manages with a long-term perspective. From January 1, 2007, the year prior to the financial crisis, through

December 31, 2025, the Company’s cumulative return to shareholders was 745% as compared to 595% for the S&P 500 Index and 545% for the S&P 500 Property & Casualty Insurance Index.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2025	Oct. 31, 2025	1,192,870	$271.57	1,190,283	$3,341
Nov. 1, 2025	Nov. 30, 2025	2,530,144	$288.16	2,524,279	$2,614
Dec. 1, 2025	Dec. 31, 2025	2,075,963	$288.99	2,074,002	$2,015
Total		5,798,977	$285.04	5,788,564	$2,015
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion capacity remaining at that date, which was previously approved by the Board of Directors on April 19, 2023. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
The Company acquired 10,413 shares for a total cost of $3 million during the three months ended December 31, 2025 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised.
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

Item 6.    RESERVED

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2025 and 2024, including year-to-year comparisons between 2025 and 2024. Year-to-year comparisons between 2024 and 2023 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The assets and liabilities of the Canadian personal insurance business and the majority of its Canadian commercial insurance business have been classified as held for sale in the consolidated balance sheet as of December 31, 2025. The Company retained its surety business in Canada. The sale closed on January 2, 2026. See note 1 of the notes to the consolidated financial statements.

FINANCIAL HIGHLIGHTS
2025 Consolidated Results of Operations
•Net income of $6.29 billion, or $27.83 per share basic and $27.43 per share diluted
•Net earned premiums of $43.91 billion
•Catastrophe losses of $3.69 billion ($2.92 billion after-tax)
•Net favorable prior year reserve development of $1.04 billion ($815 million after-tax)
•Combined ratio of 89.9%
•Net investment income of $3.96 billion ($3.25 billion after-tax)
•Net realized investment losses of $48 million ($37 million after-tax)
•Operating cash flows of $10.61 billion
2025 Consolidated Financial Condition
•Total investments of $101.18 billion; fixed maturities and short-term securities comprised 94% of total investments
•Total assets of $143.71 billion
•Total debt of $9.27 billion, resulting in a debt-to-total capital ratio of 22.0% (21.2% excluding net unrealized investment losses, net of tax, included in shareholders’ equity)
•Total capital returned to shareholders of $4.18 billion, comprising $3.20 billion of share repurchases and $987 million of dividends
•Shareholders’ equity of $32.89 billion
•Net unrealized investment losses of $1.86 billion ($1.48 billion after-tax)
•Book value per common share of $151.21
•Holding company liquidity of $2.41 billion

CONSOLIDATED OVERVIEW
Consolidated Results of Operations

(for the year ended December 31, in millions except ratio and per share amounts)	2025	2024	2023
Revenues
Premiums	$43,914	$41,941	$37,761
Net investment income	3,959	3,590	2,922
Fee income	495	473	433
Net realized investment losses	(48)	(30)	(105)
Other revenues	508	449	353
Total revenues	48,828	46,423	41,364
Claims and expenses
Claims and claim adjustment expenses	27,221	27,059	26,215
Amortization of deferred acquisition costs	7,266	6,973	6,226
General and administrative expenses	6,120	5,819	5,176
Interest expense	425	392	376
Total claims and expenses	41,032	40,243	37,993
Income before income taxes	7,796	6,180	3,371
Income tax expense	1,508	1,181	380
Net income	$6,288	$4,999	$2,991
Net income per share
Basic	$27.83	$21.76	$12.93
Diluted	$27.43	$21.47	$12.79
Combined ratio
Loss and loss adjustment expense ratio	61.4%	64.0%	68.9%
Underwriting expense ratio	28.5	28.5	28.1
Combined ratio	89.9%	92.5%	97.0%
The following discussions of the Company’s net income and segment income (loss) are presented on an after-tax basis. Discussions of the components of net income and segment income (loss) are presented on a pre-tax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.
Overview
Diluted net income per share of $27.43 in 2025 increased by 28% over diluted net income per share of $21.47 in 2024. Net income of $6.29 billion in 2025 increased by 26% over net income of $5.00 billion in 2024. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in income before income taxes primarily reflected the pre-tax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in 2025 and 2024 was $1.04 billion and $709 million, respectively. Catastrophe losses in 2025 and 2024 were $3.69 billion and $3.34 billion, respectively. The higher underlying underwriting margins in 2025 were driven by all three segments. Income tax expense in 2025 was higher than in 2024, primarily reflecting the impact of the increase in income before income taxes.
The Company has insurance operations in the United Kingdom, the Republic of Ireland, Canada and throughout other parts of the world as a corporate member of Lloyd’s, as well as in Brazil through a joint venture. Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates. For the years ended December 31, 2025 and 2024, changes in foreign currency exchange rates impacted reported line items in the statement of income by insignificant amounts. The impact of these changes was not material to the Company’s net income or segment income (loss) for the periods reported.

Revenues
Earned Premiums
Earned premiums in 2025 were $43.91 billion, $1.97 billion or 5% higher than in 2024. In Business Insurance, earned premiums in 2025 increased by 5% over 2024. In Bond & Specialty Insurance, earned premiums in 2025 increased by 4% over 2024. In Personal Insurance, earned premiums in 2025 increased by 5% over 2024. Factors contributing to the change in earned premiums in each segment in 2025 as compared with 2024 are discussed in more detail in the segment discussions that follow.
Net Investment Income
The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2025	2024	2023
Average investments(1)	$104,239	$97,012	$90,941
Pre-tax net investment income	3,959	3,590	2,922
After-tax net investment income	3,254	$2,952	2,436
Average pre-tax yield(2)	3.8%	3.7%	3.2%
Average after-tax yield(2)	3.1%	3.0%	2.7%
___________________________________________
(1)Excludes net unrealized investment gains and losses and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.
(2)Excludes net realized and net unrealized investment gains and losses.
Net investment income in 2025 was $3.96 billion, $369 million or 10% higher than in 2024. Net investment income from fixed maturity investments in 2025 was $3.43 billion, $485 million higher than in 2024. The increase primarily resulted from a higher average level of fixed maturity investments and higher long-term average yields. Net investment income from short-term securities in 2025 was $253 million, $27 million lower than in 2024. The decrease primarily resulted from lower short-term average yields, partially offset by a higher level of short-term investments. The Company’s remaining investment portfolios had net investment income of $326 million in 2025, $83 million lower than in 2024, primarily reflecting lower private equity partnership returns. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis.
Fee Income
Fee income in 2025 was $495 million, $22 million higher than in 2024. The National Accounts market in Business Insurance is the primary source of the Company’s fee-based business and is discussed in the Business Insurance segment discussion that follows.
Net Realized Investment Gains (Losses)
The following table sets forth information regarding the Company’s net pre-tax realized investment gains (losses).

(for the year ended December 31, in millions)	2025	2024	2023
Impairment gains (losses):
Fixed maturities	$(2)	$(5)	$(3)
Real estate investments	—	(5)	(9)
Net realized investment gains (losses) on equity securities still held	50	89	16
Other net realized investment gains (losses), including from sales	(96)	(109)	(109)
Total	$(48)	$(30)	$(105)
Net realized investment gains on equity securities still held of $50 million and $89 million in 2025 and 2024, respectively, were driven by the impact of changes in fair value attributable to favorable equity markets.

Other net realized investment losses in 2025 included $67 million of net realized investment losses related to fixed maturity investments, $24 million of net realized investment losses related to other investments and $5 million of net realized investment losses related to equity securities sold. Other net realized investment losses in 2024 included $126 million of net realized investment losses related to fixed maturity investments and $10 million of net realized investment losses related to other investments, partially offset by $17 million of net realized investment gains related to real estate sales and $10 million of net realized investment gains related to equity securities sold.
Other Revenues
Other revenues in 2025 were $508 million, $59 million higher than 2024. Other revenues include revenues from Simply Business, installment premium charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2025 were $27.22 billion, $162 million or 1% higher than 2024, driven by Business Insurance, partially offset by Personal Insurance and Bond & Specialty Insurance. Catastrophes in 2025 primarily resulted from the January 2025 California wildfires and severe wind and hail storms in multiple states. Catastrophes in 2024 primarily resulted from Hurricane Helene and numerous severe wind and hail storms in multiple states. Factors contributing to the changes in claims and claim adjustment expenses in each segment are discussed in more detail in the segment discussions that follow.
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
The Company’s threshold for disclosing catastrophes is primarily determined at the reportable segment level. If a threshold for one segment or a combination thereof is reached and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. Additionally, an aggregate threshold is applied for International business across all reportable segments. The threshold for 2025 ranged from approximately $20 million to $30 million of losses before reinsurance and taxes.
The following table presents the amount of losses recorded by the Company for significant catastrophes that occurred in 2025, 2024 and 2023, the amount of net unfavorable (favorable) prior year reserve development recognized in 2025 and 2024 for catastrophes that occurred in 2024 and 2023, and the estimate of ultimate losses for those catastrophes at December 31, 2025, 2024 and 2023. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses as of December 31,
(in millions, pre-tax and net of reinsurance)	2025	2024	2023	2025	2024	2023
2023
PCS Serial Number:
25 — Severe wind and hail storms	(5)	(6)	153	142	147	153
32 — Severe wind and hail storms	(6)	(5)	140	129	135	140
33 — Severe wind and hail storms	(2)	(10)	199	187	189	199
35 — Severe wind and hail storms	11	—	140	151	140	140
38 — Severe wind and hail storms	3	3	110	116	113	110
42 — Severe wind and hail storms	—	4	133	137	137	133
48 — Severe wind and hail storms	3	(6)	150	147	144	150
49 — Severe wind and hail storms	(6)	2	133	129	135	133
51 — Severe wind and hail storms	8	(34)	265	239	231	265
63 — Severe wind and hail storms	—	5	125	130	130	125
75 — Severe wind and hail storms	(2)	(17)	190	171	173	190
2024
PCS Serial Number:
26 — Severe wind and hail storms	(10)	261	n/a	251	261	n/a
39 — Severe wind and hail storms	(7)	250	n/a	243	250	n/a
42 — Severe wind and hail storms	(12)	161	n/a	149	161	n/a
44 — Severe wind and hail storms	(1)	171	n/a	170	171	n/a
45 — Severe wind and hail storms	15	159	n/a	174	159	n/a
46 — Severe wind and hail storms	9	182	n/a	191	182	n/a
61 — Severe wind and hail storms	(17)	144	n/a	127	144	n/a
77 — Hurricane Helene	(68)	733	n/a	665	733	n/a
2025
11 — California wildfire – Palisades fire	1,344	n/a	n/a	1,344	n/a	n/a
12 — California wildfire – Eaton fire	377	n/a	n/a	377	n/a	n/a
24 — Severe wind and hail storms	337	n/a	n/a	337	n/a	n/a
29 — Severe wind and hail storms	137	n/a	n/a	137	n/a	n/a
37 — Severe wind and hail storms	227	n/a	n/a	227	n/a	n/a
39 — Severe wind and hail storms	101	n/a	n/a	101	n/a	n/a
43 — Severe wind and hail storms	97	n/a	n/a	97	n/a	n/a
45 — Severe wind and hail storms	107	n/a	n/a	107	n/a	n/a
___________________________________________
n/a: not applicable.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2025 was $7.27 billion, $293 million or 4% higher than in 2024. The increase in 2025 was generally consistent with the increase in earned premiums. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses
General and administrative expenses in 2025 were $6.12 billion, $301 million or 5% higher than in 2024, primarily reflecting the impact of costs associated with higher business volumes. General and administrative expenses are discussed in more detail in the segment discussions that follow.
Interest Expense
Interest expense in 2025 and 2024 was $425 million and $392 million, respectively.
Income Tax Expense
Income tax expense in 2025 was $1.51 billion, $327 million or 28% higher than in 2024, primarily reflecting the impact of the $1.62 billion increase in income before income taxes in 2025.
The Company’s effective tax rate was 19% in both 2025 and 2024. The effective tax rates in both years reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.
Combined Ratio
The combined ratio of 89.9% in 2025 was 2.6 points lower than the combined ratio of 92.5% in 2024. The loss and loss adjustment expense ratio of 61.4% in 2025 was 2.6 points lower than the loss and loss adjustment expense ratio of 64.0% in 2024. The underwriting expense ratio of 28.5% in 2025 was comparable with the underwriting expense ratio in 2024.
Catastrophe losses in 2025 and 2024 accounted for 8.4 points and 8.0 points, respectively, of the combined ratio. Net favorable prior year reserve development in 2025 and 2024 provided 2.4 points and 1.7 points of benefit, respectively, to the combined ratio. The combined ratio excluding prior year reserve development and catastrophe losses (“underlying combined ratio”) in 2025 was 2.3 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) the benefit of earned pricing and (ii) lower losses in Personal Insurance.
The combined ratio continues to be impacted by the tort environment, including more aggressive attorney involvement in insurance claims.
Written Premiums
Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Business Insurance	$25,250	$24,515	$22,569
Bond & Specialty Insurance	4,647	4,519	4,187
Personal Insurance	17,833	17,516	16,216
Total	$47,730	$46,550	$42,972

	Net Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Business Insurance	$22,679	$22,078	$20,430
Bond & Specialty Insurance	4,262	4,109	3,842
Personal Insurance	17,446	17,169	15,929
Total	$44,387	$43,356	$40,201
Gross and net written premiums in 2025 increased by 3% and 2%, respectively, over 2024. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT
Business Insurance
Results of Business Insurance were as follows:

(for the year ended December 31, in millions)	2025	2024	2023
Revenues
Earned premiums	$22,412	$21,345	$19,144
Net investment income	2,782	2,560	2,085
Fee income	445	430	400
Other revenues	379	322	232
Total revenues	26,018	24,657	21,861

Total claims and expenses	21,432	20,570	18,910

Segment income before income taxes	4,586	4,087	2,951
Income tax expense	891	781	368
Segment income	$3,695	$3,306	$2,583

Loss and loss adjustment expense ratio	62.2%	63.1%	65.3%
Underwriting expense ratio	29.5	29.4	29.4
Combined ratio	91.7%	92.5%	94.7%
Overview
Segment income in 2025 was $3.70 billion, $389 million or 12% higher than segment income of $3.31 billion in 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net investment income, (ii) higher underlying underwriting margins and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in 2025 and 2024 was $233 million and $90 million, respectively. Catastrophe losses in 2025 and 2024 were $1.07 billion and $1.03 billion, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) the benefit of earned pricing and (ii) higher business volumes, partially offset by (iii) higher general and administrative expenses. Income tax expense in 2025 was higher than in 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2025 were $22.41 billion, $1.07 billion or 5% higher than in 2024, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in 2025 was $2.78 billion, $222 million or 9% higher than in 2024. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2025 compared with 2024. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Fee Income
National Accounts is the primary source of fee income due to revenue from its large deductible policies and service businesses, which include risk management, claims administration, loss control and risk management information services provided to third parties, as well as policy issuance and claims management services to workers’ compensation residual market pools. Fee income in 2025 was $445 million, $15 million or 3% higher than in 2024, primarily reflecting higher claim volume under administration associated with large deductible policies and the service business.

Other Revenues
Other revenues in 2025 were $379 million, $57 million or 18% higher than in 2024, driven by growth in Simply Business. Other revenues also include premium installment charges and other policyholder service charges.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2025 were $14.15 billion, $475 million or 3% higher than in 2024, primarily reflecting the impacts of (i) loss cost trends and (ii) higher catastrophe losses, partially offset by (iii) higher net favorable prior year reserve development.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2025 was $3.80 billion, $208 million or 6% higher than in 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2025 were $3.48 billion, $179 million or 5% higher than in 2024. The increase in 2025 was primarily in support of business growth.
Income Tax Expense
Income tax expense in 2025 was $891 million, $110 million or 14% higher than in 2024, primarily reflecting the impact of the $499 million increase in segment income before income taxes in 2025.
Combined Ratio
The combined ratio of 91.7% in 2025 was 0.8 points lower than the combined ratio of 92.5% in 2024. The loss and loss adjustment expense ratio of 62.2% in 2025 was 0.9 points lower than the loss and loss adjustment expense ratio of 63.1% in 2024. The underwriting expense ratio of 29.5% in 2025 was 0.1 points higher than the underwriting expense ratio of 29.4% in 2024.
Catastrophe losses in both 2025 and 2024 accounted for 4.8 points of the combined ratio. Net favorable prior year reserve development in 2025 and 2024 provided 1.1 points and 0.4 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2025 was 0.1 points lower than the 2024 ratio on the same basis.

Written Premiums
Business Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Select Accounts	$3,910	$3,768	$3,502
Middle Market	13,719	12,971	11,800
National Accounts	1,777	1,786	1,665
National Property and Other	3,699	3,828	3,630
Total Domestic	23,105	22,353	20,597
International	2,145	2,162	1,972
Total Business Insurance	$25,250	$24,515	$22,569

	Net Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Select Accounts	$3,830	$3,727	$3,477
Middle Market	12,541	12,023	11,045
National Accounts	1,262	1,259	1,135
National Property and Other	3,112	3,134	3,008
Total Domestic	20,745	20,143	18,665
International	1,934	1,935	1,765
Total Business Insurance	$22,679	$22,078	$20,430
Gross and net written premiums in 2025 both increased by 3% over 2024.
Select Accounts. Net written premiums of $3.83 billion in 2025 increased by 3% over 2024. Retention rates remained strong in 2025 but decreased from 2024. Renewal premium changes in 2025 remained positive but were slightly lower than in 2024. New business premiums in 2025 increased over 2024.
Middle Market. Net written premiums of $12.54 billion in 2025 increased by 4% over 2024. Retention rates remained strong in 2025 and were comparable with 2024. Renewal premium changes in 2025 remained positive but were lower than in 2024. New business premiums in 2025 increased over 2024.
National Accounts. Net written premiums of $1.26 billion in 2025 increased slightly over 2024. Retention rates remained strong in 2025 and were comparable with 2024. Renewal premium changes in 2025 remained positive but were lower than in 2024. New business premiums in 2025 decreased from 2024.
National Property and Other. Net written premiums of $3.11 billion in 2025 decreased by 1% from 2024. Retention rates remained strong in 2025 and increased over 2024. Renewal premium changes in 2025 remained positive but were lower than in 2024. New business premiums in 2025 decreased from 2024.
International. Net written premiums of $1.93 billion in 2025 were comparable with 2024.

Bond & Specialty Insurance
Results of Bond & Specialty Insurance were as follows:

(for the year ended December 31, in millions)	2025	2024	2023
Revenues
Earned premiums	$4,107	$3,958	$3,655
Net investment income	445	390	328
Other revenues	27	30	25
Total revenues	4,579	4,378	4,008

Total claims and expenses	3,385	3,362	2,839

Segment income before income taxes	1,194	1,016	1,169
Income tax expense	244	201	227
Segment income	$950	$815	$942

Loss and loss adjustment expense ratio	42.6%	44.4%	40.1%
Underwriting expense ratio	39.3	39.9	36.8
Combined ratio	81.9%	84.3%	76.9%
Overview
Segment income in 2025 was $950 million, $135 million or 17% higher than segment income of $815 million in 2024. The increase in segment income before income taxes primarily reflected the pre-tax impacts of (i) higher net favorable prior year reserve development, (ii) higher net investment income, (iii) lower catastrophe losses and (iv) higher underlying underwriting margins. Net favorable prior year reserve development in 2025 and 2024 was $221 million and $129 million, respectively. Catastrophe losses in 2025 and 2024 were $25 million and $51 million, respectively. The higher underlying underwriting margins primarily reflected (i) higher business volumes, partially offset by (ii) the impact of earned pricing and (iii) higher general and administrative expenses. Income tax expense in 2025 was higher than in 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2025 were $4.11 billion, $149 million or 4% higher than in 2024, primarily reflecting an increase in net written premiums, including the impact of longer duration surety bonds and multi-year management liability policies.
Net Investment Income
Net investment income in 2025 was $445 million, $55 million or 14% higher than in 2024. Included in Bond & Specialty Insurance are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2025 as compared with 2024. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2025 were $1.76 billion, $10 million or 1% lower than in 2024, primarily reflecting the impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, partially offset by (iii) higher business volumes and (iv) loss cost trends.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.

Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2025 was $778 million, $22 million or 3% higher than in 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2025 were $843 million, $11 million or 1% higher than in 2024.
Income Tax Expense
Income tax expense in 2025 was $244 million, $43 million or 21% higher than in 2024, primarily reflecting the impact of the $178 million increase in segment income before income taxes in 2025.
Combined Ratio
The combined ratio of 81.9% in 2025 was 2.4 points lower than the combined ratio of 84.3% in 2024. The loss and loss adjustment expense ratio of 42.6% in 2025 was 1.8 points lower than the loss and loss adjustment expense ratio of 44.4% in 2024. The underwriting expense ratio of 39.3% in 2025 was 0.6 points lower than the underwriting expense ratio of 39.9% in 2024.
Net favorable prior year reserve development in 2025 and 2024 provided 5.4 points and 3.3 points of benefit, respectively, to the combined ratio.  Catastrophe losses in 2025 and 2024 accounted for 0.7 points and 1.3 points, respectively, of the combined ratio. The underlying combined ratio in 2025 was 0.3 points higher than the 2024 ratio on the same basis, primarily reflecting the impact of earned pricing.
Written Premiums
Bond & Specialty Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Management Liability	$2,588	$2,599	$2,391
Surety	1,443	1,387	1,219
Total Domestic	4,031	3,986	3,610
International	616	533	577
Total Bond & Specialty Insurance	$4,647	$4,519	$4,187

	Net Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Management Liability	$2,326	$2,309	$2,156
Surety	1,354	1,294	1,147
Total Domestic	3,680	3,603	3,303
International	582	506	539
Total Bond & Specialty Insurance	$4,262	$4,109	$3,842
Gross written premiums and net written premiums in 2025 increased by 3% and 4%, respectively, over 2024.
Domestic. Net written premiums of $3.68 billion in 2025 increased by 2% over 2024. Excluding the surety line of business, for which the following are not relevant measures, retention rates remained strong in 2025 but decreased from 2024. Renewal premium changes in 2025 remained positive and were higher than in 2024. New business premiums in 2025 decreased from 2024.
International. Net written premiums of $582 million in 2025 increased by 15% over 2024, driven by increases in the United Kingdom and broader Europe.

Personal Insurance
Results of Personal Insurance were as follows:

(for the year ended December 31, in millions)	2025	2024	2023
Revenues
Earned premiums	$17,395	$16,638	$14,962
Net investment income	732	640	509
Fee income	50	43	33
Other revenues	102	97	96
Total revenues	18,279	17,418	15,600

Total claims and expenses	15,741	15,875	15,831

Segment income (loss) before income taxes	2,538	1,543	(231)
Income tax expense (benefit)	485	294	(103)
Segment income (loss)	$2,053	$1,249	$(128)

Loss and loss adjustment expense ratio	65.0%	69.7%	80.4%
Underwriting expense ratio	24.5	24.7	24.4
Combined ratio	89.5%	94.4%	104.8%
Overview
Segment income in 2025 was $2.05 billion, $804 million or 64% higher than segment income of $1.25 billion in 2024. The increase in segment income before income taxes was driven by the pre-tax impacts of (i) higher underlying underwriting margins, (ii) higher net investment income and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses. Net favorable prior year reserve development in 2025 and 2024 was $582 million and $490 million, respectively. Catastrophe losses in 2025 and 2024 were $2.59 billion and $2.25 billion, respectively. The higher underlying underwriting margins primarily reflected the impacts of (i) lower losses in the automobile product line, (ii) the benefit of earned pricing, (iii) higher business volumes and (iv) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line. Income tax expense in 2025 was higher than in 2024, primarily reflecting the impact of the increase in segment income before income taxes.
Revenues
Earned Premiums
Earned premiums in 2025 were $17.40 billion, $757 million or 5% higher than in 2024, primarily reflecting the increase in net written premiums over the preceding twelve months.
Net Investment Income
Net investment income in 2025 was $732 million, $92 million or 14% higher than in 2024. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion for a description of the factors contributing to the increase in the Company’s consolidated net investment income in 2025 as compared with 2024. In addition, refer to note 2 of the notes to the consolidated financial statements for a discussion of the Company’s net investment income allocation methodology.
Other Revenues
Other revenues in all years presented primarily consisted of installment premium charges.

Claims and Expenses
Claims and Claim Adjustment Expenses
Claims and claim adjustment expenses in 2025 were $11.30 billion, $303 million or 3% lower than in 2024, primarily reflecting the impacts of (i) lower losses in the automobile product line, (ii) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line and (iii) higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses and (v) loss cost trends.
Factors contributing to net prior year reserve development are discussed in more detail in note 8 of the notes to the consolidated financial statements.
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs in 2025 was $2.69 billion, $63 million or 2% higher than in 2024, generally consistent with the increase in earned premiums.
General and Administrative Expenses
General and administrative expenses in 2025 were $1.75 billion, $106 million or 6% higher than in 2024, primarily reflecting higher contingent commissions.
Income Tax Expense
Income tax expense in 2025 was $485 million, $191 million or 65% higher than in 2024, primarily reflecting the impact of the $995 million increase in segment income before income taxes.
Combined Ratio
The combined ratio of 89.5% in 2025 was 4.9 points lower than the combined ratio of 94.4% in 2024. The loss and loss adjustment expense ratio of 65.0% in 2025 was 4.7 points lower than the loss and loss adjustment expense ratio of 69.7% in 2024. The underwriting expense ratio of 24.5% in 2025 was 0.2 points lower than the underwriting expense ratio of 24.7% in 2024.
Catastrophe losses accounted for 14.9 points and 13.5 points of the combined ratio in 2025 and 2024, respectively. Net favorable prior year reserve development in 2025 and 2024 provided 3.4 points and 3.0 points of benefit, respectively, to the combined ratio. The underlying combined ratio in 2025 was 5.9 points lower than the 2024 ratio on the same basis, primarily reflecting the impacts of (i) lower losses in the automobile product line, (ii) the benefit of earned pricing and (iii) lower non-catastrophe weather-related and non-weather losses in the homeowners and other product line.

Written Premiums
Personal Insurance’s gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Automobile	$7,772	$7,949	$7,352
Homeowners and Other	9,383	8,845	8,190
Total Domestic	17,155	16,794	15,542
International	678	722	674
Total Personal Insurance	$17,833	$17,516	$16,216

	Net Written Premiums
(for the year ended December 31, in millions)	2025	2024	2023
Domestic:
Automobile	$7,745	$7,925	$7,330
Homeowners and Other	9,051	8,550	7,949
Total Domestic	16,796	16,475	15,279
International	650	694	650
Total Personal Insurance	$17,446	$17,169	$15,929
Gross and net written premiums in 2025 both increased by 2% over 2024.
Domestic
Automobile net written premiums of $7.75 billion in 2025 decreased by 2% from 2024. Retention rates remained strong in 2025 and were comparable with 2024. Renewal premium changes in 2025 remained positive but were lower than in 2024. New business premiums in 2025 increased over 2024.
Homeowners and Other net written premiums of $9.05 billion in 2025 increased by 6% over 2024. Retention rates remained strong in 2025 but decreased from 2024. Renewal premium changes in 2025 remained positive and were higher than in 2024. New business premiums in 2025 decreased from 2024.
For its Domestic business, Personal Insurance had approximately 8.4 million and 8.8 million active policies at December 31, 2025 and 2024, respectively.
International
International net written premiums of $650 million in 2025 decreased by 6% from 2024, driven by decreases in the automobile product line.
For its International business, Personal Insurance had approximately 349,000 and 425,000 active policies at December 31, 2025 and 2024, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2025	2024	2023
Income (loss)	$(373)	$(345)	$(325)
The income (loss) for Interest Expense and Other in 2025 and 2024 was $(373) million and $(345) million, respectively. Pre-tax interest expense in 2025 and 2024 was $425 million and $392 million, respectively. After-tax interest expense in 2025 and 2024 was $336 million and $310 million, respectively.

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
The Company’s net asbestos reserves as of December 31, 2025 and 2024 were $1.36 billion and $1.34 billion, respectively, and include case reserves, IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves include amounts for new claims and adverse development on existing policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Asbestos reserves also include amounts related to certain policyholders with whom the Company has entered into permanent settlement agreements, which are based on the expected payout for each policyholder under the applicable agreement. Additionally, a portion of the asbestos reserves relates to assumed reinsurance contracts, primarily consisting of reinsurance of excess coverage, including various pool participations.
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
During the third quarter of 2025, the Company completed its annual in-depth asbestos claim review. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2024. Net asbestos paid loss and loss adjustment expenses in 2025, 2024 and 2023 were $261 million, $282 million and $212 million, respectively. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2025, 2024 and 2023 resulted in $277 million, $242 million and $284 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates.
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

The following table displays activity for asbestos losses and loss adjustment expenses and reserves.

(as of and for the year ended December 31, in millions)	2025	2024	2023
Beginning reserves:
Gross	$1,708	$1,768	$1,674
Ceded	(370)	(390)	(369)
Net	1,338	1,378	1,305
Incurred losses and loss adjustment expenses:
Gross	327	279	374
Ceded	(50)	(37)	(90)
Net	277	242	284
Paid loss and loss adjustment expenses:
Gross	337	339	281
Ceded	(76)	(57)	(69)
Net	261	282	212
Foreign exchange and other:
Gross	2	—	1
Ceded	(1)	—	—
Net	1	—	1
Ending reserves:
Gross	1,700	1,708	1,768
Ceded	(345)	(370)	(390)
Net	$1,355	$1,338	$1,378

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

INVESTMENT PORTFOLIO
The Company’s invested assets as of December 31, 2025 were $101.18 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
The carrying value of the Company’s fixed maturity portfolio as of December 31, 2025 was $89.83 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio was “Aa2” as of both December 31, 2025 and 2024. The weighted average credit quality of the Company’s fixed maturity portfolio, excluding U.S. Treasury securities, was “Aa3” and “Aa2” as of December 31, 2025 and 2024, respectively. Below investment grade securities represented 1.2% of the total fixed maturity investment portfolio as of both December 31, 2025 and 2024. The weighted average effective duration of fixed maturities and short-term securities was 4.7 (5.0 excluding short-term securities) as of December 31, 2025 and 4.3 (4.5 excluding short-term securities) as of December 31, 2024.

The carrying values of investments in fixed maturities classified as available for sale as of December 31, 2025 and 2024 were as follows:

	2025		2024
(as of December 31, in millions)	Carrying Value	Weighted Average Credit Quality (1)	Carrying Value	Weighted Average Credit Quality (1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,857	Aa1	$5,570	Aaa/Aa1
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	20,789	Aaa/Aa1	17,023	Aaa/Aa1
Revenue	9,325	Aaa/Aa1	8,580	Aaa/Aa1
State general obligation	848	Aaa/Aa1	1,010	Aaa/Aa1
Pre-refunded	416	Aa1	572	Aaa/Aa1
Total obligations of U.S. states, municipalities and political subdivisions	31,378		27,185
Debt securities issued by foreign governments	312	Aa1	909	Aaa/Aa1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	Aa1	12,605	Aaa/Aa1
Corporate and all other bonds:
Financial:
Bank	4,815	A1	4,425	A1
Insurance	2,704	Aa2	2,404	Aa2
Finance/leasing	71	Ba1	41	Ba3
Brokerage and asset management	119	A2	165	A2
Total financial	7,709		7,035
Industrial	25,299	A3	21,940	A3
Public utility	5,472	A2	4,522	A2
Canadian municipal securities	285	Aa1	1,641	Aa1
Sovereign corporate securities (2)	489	Aaa	635	Aaa
Commercial mortgage-backed securities and project loans (3)	1,314	Aaa/Aa1	1,152	Aaa
Asset-backed and other	486	Aa2	472	Aa2
Total corporate and all other bonds	41,054		37,397
Total fixed maturities	$89,833	Aa2	$83,666	Aa2
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.
(2)Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.
(3)Included in commercial mortgage-backed securities and project loans as of December 31, 2025 and 2024 were $557 million and $327 million of securities guaranteed by the U.S. government, respectively.

The following table sets forth the Company’s fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist.

(as of December 31, 2025, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$24,898	27.7%
Aa	33,027	36.7
A	19,660	21.9
Baa	11,198	12.5
Total investment grade	88,783	98.8
Below investment grade	1,050	1.2
Total fixed maturities	$89,833	100.0%
Obligations of U.S. States, Municipalities and Political Subdivisions
The Company’s fixed maturity investment portfolio as of December 31, 2025 and 2024 included $31.38 billion and $27.19 billion, respectively, of securities which are obligations of U.S. states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio as of December 31, 2025 and 2024 were $416 million and $572 million, respectively, of pre-refunded bonds, which are bonds for which U.S. states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. All of the Company’s holdings of securities issued by Puerto Rico and related entities have either been pre-refunded and therefore are defeased by U.S. Treasury securities or have FHA guarantees subject to federal appropriation.

The following table shows the geographic distribution of the $30.96 billion of municipal bonds as of December 31, 2025 that were not pre-refunded.

(as of December 31, 2025, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Weighted Average Credit Quality(1)
State:
Texas	$94	$4,381	$1,164	$5,639	Aaa
California	—	2,155	409	2,564	Aaa/Aa1
Virginia	70	1,119	860	2,049	Aaa
North Carolina	39	904	425	1,368	Aaa
Minnesota	124	1,048	146	1,318	Aaa/Aa1
Wisconsin	126	1,027	33	1,186	Aa1
Maryland	—	921	117	1,038	Aaa/Aa1
Colorado	—	646	392	1,038	Aaa/Aa1
Tennessee	—	943	65	1,008	Aaa/Aa1
Washington	69	723	173	965	Aaa/Aa1
Georgia	156	625	59	840	Aaa/Aa1
Massachusetts	—	293	534	827	Aaa/Aa1
South Carolina	38	608	133	779	Aa1
All others (2)	132	5,396	4,815	10,343	Aaa/Aa1
Total	$848	$20,789	$9,325	$30,962	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist.  Ratings shown are the higher of the rating of the underlying issues or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
(2)No other single state accounted for 2.5% or more of the total non-pre-refunded municipal bonds.

The following table displays the funding sources for the $9.33 billion of municipal bonds identified as revenue bonds in the foregoing table as of December 31, 2025.

(as of December 31, 2025, in millions)	Carrying Value	Weighted Average Credit Quality(1)
Source:
Water	$2,957	Aaa/Aa1
Higher education	1,981	Aaa/Aa1
Sewer	912	Aaa/Aa1
Special tax	515	Aaa/Aa1
Power utilities	476	Aaa/Aa1
Highway tolls	246	Aa2
Transit	213	Aa1
Housing	210	Aaa
Fuel sales	203	Aaa/Aa1
Health care	172	Aa2
Lease	25	Aaa
Natural gas	6	Aa2
Lottery	3	Aa1
Industrial	1	A2
Other revenue sources	1,405	Aaa/Aa1
Total	$9,325	Aaa/Aa1
___________________________________________
(1)Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.
The Company bases its investment decision on the underlying credit characteristics of the municipal security. The weighted average credit rating of the municipal bond portfolio was “Aaa/Aa1” as of December 31, 2025.
Debt Securities Issued by Foreign Governments
The following table shows the geographic distribution of the Company’s long-term fixed maturity investments in debt securities issued by foreign governments as of December 31, 2025.

(as of December 31, 2025, in millions)	Carrying Value	Weighted Average Credit Quality (1)
Foreign Government:
Canada	$220	Aaa/Aa1
United Kingdom	87	Aa3
All others (2,3)	5	Aa3
Total	$312	Aa1
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
Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities
The Company’s fixed maturity investment portfolio as of December 31, 2025 and 2024 included $13.23 billion and $12.61 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges. The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations. Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders. Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders. The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks. The Company does not purchase residual interests in CMOs. For more information regarding the Company’s investments in residential mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.
Commercial Mortgage-Backed Securities and Project Loans
As of December 31, 2025 and 2024, the Company held commercial mortgage-backed securities (including FHA project loans) of $1.31 billion and $1.15 billion, respectively. For more information regarding the Company’s investments in commercial mortgage-backed securities, see note 3 of the notes to the consolidated financial statements.
Equity Securities, Real Estate and Short-Term Investments
See note 1 of the notes to the consolidated financial statements for further information about these invested asset classes.
Other Investments
The Company also invests in private equity, hedge fund and real estate partnerships, and joint ventures. These asset classes have historically provided a higher return than investments in fixed maturities but are subject to more volatility. The Company also enters into certain derivative financial instruments from time to time that are reported as part of other investments. As of December 31, 2025 and 2024, the carrying value of the Company’s other investments was $4.12 billion and $4.20 billion, respectively. The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and others in which it invests. These commitments totaled $1.41 billion and $1.49 billion as of December 31, 2025 and 2024, respectively. It is the opinion of the Company’s management that the Company has adequate liquidity to meet these commitments.
Securities Lending
The Company has, from time to time, engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. As of December 31, 2025 and 2024, the Company had $473 million and $586 million, respectively, of securities on loan as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2025 and 2024 was $556 million and $555 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company did not incur any investment losses in its securities lending program for the years ended December 31, 2025 and 2024.
Lloyd’s Trust Deposits
The Company meets its capital requirements to support its underwriting at Lloyd’s using a combination of the share capital and retained earnings of the Company’s subsidiaries participating in Lloyd’s, trust deposits and uncollateralized letters of credit. Securities with a fair value of approximately $13 million as of both December 31, 2025 and 2024 were held by a wholly-owned subsidiary, and $89 million and $86 million held by TRV as of December 31, 2025 and 2024, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the Lloyd’s capital requirements. For more information regarding the Company’s utilization of uncollateralized letters of credit, see “Liquidity and Capital Resources” herein.
Net Unrealized Investment Gains (Losses)
The net unrealized investment losses that were included in shareholders’ equity were as follows:

(as of December 31, in millions)	2025	2024	2023
Fixed maturities	$(1,859)	$(4,609)	$(3,969)
Other	(3)	—	(1)
Unrealized investment losses before tax	(1,862)	(4,609)	(3,970)
Tax benefit	(384)	(969)	(841)
Net unrealized investment losses included in shareholders’ equity at end of year	$(1,478)	$(3,640)	$(3,129)
Net unrealized investment losses included in shareholders’ equity were $1.48 billion as of December 31, 2025 compared with $3.64 billion as of December 31, 2024. As of December 31, 2025, the Company had $583 million fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. As of December 31, 2024, the Company had $1.12 billion fixed maturity investments reported at fair value for which fair value was less than 80% of amortized cost. These year-over-year changes were driven by changes in interest rates. Since the Company generally holds its high-quality fixed maturity investments to maturity, these net unrealized losses are considered temporary in nature and are not expected to result in significant realized losses. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows, which include income received on investments and the proceeds received upon maturity of the investments, the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.
As of both December 31, 2025 and 2024, below investment grade securities comprised 1.2%, of the fair value of the Company’s fixed maturity investment portfolio. Included in below investment grade securities as of December 31, 2025 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $464 million and a fair value of $439 million, resulting in a net pre-tax unrealized investment loss of $25 million. These securities in an unrealized loss position represented less than 1% of both the amortized cost and fair value of the fixed maturity portfolio as of December 31, 2025 and accounted for less than 1% of the total gross pre-tax unrealized investment loss in the fixed maturity portfolio as of December 31, 2025.
Impairment Charges
Impairment charges included in net realized investment losses in the consolidated statement of income were $2 million, $10 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively. See note 3 of the notes to the consolidated financial statements for further information.
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
During the year ended December 31, 2025, the Company incurred pre-tax realized losses of $33 million on the sale of fixed maturity investments having a fair value of $589 million.

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

Based on the proprietary and third-party models utilized by the Company, the tables below set forth, as of December 31, 2025, the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars, net of tax, and as a percentage of the Company’s common equity). For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.7 billion, or 5% of the Company’s common equity as of December 31, 2025.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. Hurricane	Single U.S. Earthquake
2.0% (1-in-50)	$1.5	$0.6
1.0% (1-in-100)	$1.7	$0.8
0.4% (1-in-250)	$3.4	$1.3
0.1% (1-in-1,000)	$9.2	$2.3

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	5%	2%
0.4% (1-in-250)	10%	4%
0.1% (1-in-1,000)	27%	7%
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
The loss amounts included in the tables above are based on the Company’s in-force portfolio of direct exposures and do not include assumed business. Additionally, the amounts are as of December 31, 2025, reflect the reinsurance program in place at January 1, 2026, are net of reinsurance, after-tax, and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company’s reinsurance, see “Item 1—Business—Reinsurance.” The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company’s catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. property and workers’ compensation exposures. These loss amounts include the effects of exposure growth, inflation and modeling updates based on recent trends and scientific analysis. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated loss amounts.
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

CHANGING CLIMATE CONDITIONS
Severe weather events over the last few decades underscore the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure, more people living in, and moving to, high-risk areas, population growth in areas with weaker enforcement of building codes, urban expansion, an increase in the number of amenities included in, and average size of, a home and increased inflation, including as a result of post-event demand surge. We believe that changing climate conditions have also likely added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in frequency and/or intensity of hurricanes, hail and severe convective storms, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future. Understanding the potential impacts of changing climate conditions is important to the Company’s business. Changing climate conditions are expected to evolve over decades. Importantly, because most of its policies renew annually, the Company is able to respond to these changes over time through adjustments to its underwriting strategy, product pricing and related policy terms and conditions, as appropriate. As a result, the Company has focused in recent years on enhancing the strategic management of its catastrophe exposure, adding experts in data science, meteorology, including climate and flood science, wind and structural engineering and geophysics, among other disciplines, to its catastrophe management organization. The Company has also established dedicated teams for each catastrophe peril, with the goal of developing industry-leading scientific and underwriting expertise. This expertise has been incorporated into the Company’s product development, risk selection, pricing, capital allocation and claim response.
The Company discusses how changing climate conditions may present other issues for its business under “Item 1A—Risk Factors” and “Outlook”, including, but not limited to, the following:
•Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See “Item 1A—Risk Factors—High levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposures in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “—Outlook—Underwriting Gain/Loss.” Moreover, the Company’s catastrophe models may be less reliable due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions and regulatory responses to catastrophe events not being appropriately reflected in the models, in addition to the other factors mentioned above. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling” and “Item 1A—Risk Factors—We may be adversely affected if our pricing and capital models provide materially different indications than actual results.” Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events.

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
•The full range of potential liability exposures related to changing climate conditions continues to evolve. For example, from time to time third parties sue our policyholders alleging that they caused or contributed to losses associated with changing climate conditions. In the event any such policyholders were found to be responsible, it could result in them seeking recovery under policies issued by the Company. Through the Company’s Casualty Emerging Risk Committee and its Sustainability Committee, the Company works to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. Through the Company’s Property/CAT Committee, the Company regularly reviews emerging issues, including changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. See “Item 1A—Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain, and court decisions or legislative changes that take place after we issue our policies can result in an unexpected increase in the number of claims and have a material adverse impact on our results of operations and/or our financial position.”

REINSURANCE RECOVERABLES
The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses.  For additional discussion regarding the Company’s reinsurance coverage, see “Part I—Item 1—Business—Reinsurance.”
The following table summarizes the composition of the Company’s reinsurance recoverables.

(as of December 31, in millions)	2025	2024
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,352	$3,962
Gross structured settlements	2,469	2,626
Mandatory pools and associations	1,485	1,531
Gross reinsurance recoverables	8,306	8,119
Allowance for estimated uncollectible reinsurance	(135)	(119)
Less amounts classified as held for sale	285	—
Net reinsurance recoverables	$7,886	$8,000

The following table presents the Company’s top five reinsurer groups by reinsurance recoverable as of December 31, 2025 (in millions). Also included is the A.M. Best rating of the Company’s predominant reinsurer from each such reinsurer group as of February 12, 2026.

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$737	A+	second highest of 16 ratings
Berkshire Hathaway	435	A++	highest of 16 ratings
Munich Re Group	381	A+	second highest of 16 ratings
Fairfax Financial Group	200	A+	second highest of 16 ratings
Axa Insurance Group	183	A+	second highest of 16 ratings
As of December 31, 2025, the Company held $904 million of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.
Included in net reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company’s consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company’s top five groups by structured settlements as of December 31, 2025 (in millions). Also included is the A.M. Best rating of the Company’s predominant insurer from each such insurer group as of February 12, 2026.

Group	Structured Settlements	A.M. Best Rating of Group’s Predominant Insurer
Fidelity & Guaranty Life Group	$634	A	third highest of 16 ratings
Genworth Financial Group	311	B-	eighth highest of 16 ratings
John Hancock Group	214	A+	second highest of 16 ratings
Symetra Financial Corporation	189	A	third highest of 16 ratings
Brighthouse Financial, Inc.	161	A	third highest of 16 ratings
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
Overall, the Company expects that retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong during 2026.
Property and casualty insurance market conditions are expected to remain competitive during 2026 for new business. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of higher new business levels may negatively impact the combined ratio for a period of time. In periods of meaningful decreases in new business, despite its negative impact on underwriting gains over time, the impact of lower new business levels may positively impact the combined ratio for a period of time.
Effective January 1, 2026, the Company renewed a quota share reinsurance agreement with subsidiaries of Fidelis Insurance Holdings Limited (Fidelis) for 2026 pursuant to which the Company assumes 20% of the subject gross written premiums of Fidelis on a risk-attaching basis, subject to a loss ratio cap. The Company’s portion of premiums from Fidelis is reported as part of the International results of Business Insurance. The Company also has a minority investment in Fidelis.
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
On average for the ten-year period ended December 31, 2025, the Company experienced approximately 37% of its annual catastrophe losses during the second quarter, primarily arising out of severe wind and hail storms, including tornadoes. Hurricanes, wildfires and winter storms tend to happen at other times of the year and can also have a material impact on the Company’s results of operations. Catastrophe losses incurred in a particular quarter in any given year may differ materially from historical experience. In addition, most of the Company’s reinsurance programs renew on January 1 or July 1 of each year, and, therefore, any changes to the availability, cost or coverage terms of such programs will be effective after such dates.
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
It is possible that changes in economic conditions, the supply chain, international trade, including the impact of tariffs, the labor market and geopolitical tensions, as well as steps taken by federal, state and/or local governments and the Federal Reserve could lead to higher or lower inflation than the Company anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Higher costs of labor, parts and raw materials adversely impacted severity in recent years in our personal and commercial businesses. Tariff and immigration policy could also impact severity. For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.”
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
Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The weighted average effective duration of fixed maturities and short-term securities was 4.7 (5.0 excluding short-term securities) as of December 31, 2025. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. As of December 31, 2025, the Company had no open U.S. Treasury futures contracts. The Company regularly evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate and U.S. agency mortgage-backed bonds.
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
Net investment income is a material contributor to the Company’s results of operations. Based on the Company’s current expectations for the impact of expected higher reinvestment yields on the Company’s fixed income investments and higher levels of fixed income investments, the Company expects that after-tax net investment income from that portfolio will be approximately $800 million in the first quarter of 2026, increasing to approximately $870 million in the fourth quarter of 2026. This expectation could be impacted by the direction of interest rates and disruptions in global financial markets. Included in other investments are private equity, hedge fund and real estate partnerships that are accounted for under the equity method of accounting and typically report their financial statement information to the Company one month to three months following the end of the reporting period. Accordingly, net investment income or loss from these other investments is generally reflected in the Company’s financial statements on a quarter lag basis. The Company’s net investment income in future periods from its non-fixed income investment portfolio will be impacted, positively or negatively, by the performance of global financial markets.
The Company had net pre-tax realized investment losses of $48 million in 2025. Changes in global financial markets could result in net realized investment gains or losses in the Company’s investment portfolio.
The Company had a net pre-tax unrealized investment loss of $1.86 billion ($1.48 billion after-tax) in its fixed maturity investment portfolio as of December 31, 2025, compared to $4.61 billion ($3.64 billion after-tax) as of December 31, 2024. The net unrealized investment loss is primarily due to the impact of movements in interest rates. The decrease in the net unrealized investment loss in 2025 was due to decreases in interest rates. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment reduces the market value of fixed maturity investments and, therefore, reduces shareholders’ equity, and a declining interest rate environment has the opposite effects. The net unrealized loss discussed above is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. Equity securities, which include common and non-redeemable preferred stocks, are reported at fair value with changes in fair value recognized in net income.
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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders, subject to the considerations described below. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the level of capital to support the Company’s financial strength ratings will also increase, and accordingly, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. Given the Company’s very strong capital position and earnings over the past four quarters, the Company currently expects to repurchase approximately $1.80 billion of the Company’s common shares in the first quarter of 2026. Included in this amount is $700 million of the net cash proceeds from the sale of the Company’s Canadian insurance business (excluding surety) to Definity Financial Corporation. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. For information regarding the Company’s common share repurchases in 2025, see “Liquidity and Capital Resources” herein.
As a result of the Company’s business outside of the United States, primarily in the United Kingdom (including Lloyd’s), the Republic of Ireland, Canada and in Brazil through a joint venture, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. Strengthening of the U.S. dollar in comparison to other currencies could result in a reduction in shareholders’ equity, while a weakening of the U.S. dollar in comparison to other currencies could result in an increase in shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”
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
Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. While an environment of higher interest rates, such as that which occurred during 2023 and 2024, and moderated in 2025, resulted in significant net unrealized investment losses, the net unrealized loss is considered temporary in nature as it is not due to credit impairments, there is no impact on expected contractual cash flows from fixed maturities, and the Company generally holds its high-quality fixed maturity investments to maturity. In addition, given the temporary nature of net unrealized losses combined with the Company’s strong operating cash flows (which include income received on investments and the proceeds received upon maturity of the investments), the net unrealized investment loss is not expected to meaningfully impact the Company’s assessment of capital adequacy or liquidity. It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above. Subject to the restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which, in turn, pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company’s insurance subsidiaries, see “Part I—Item 1—Business—Regulation.”
Holding Company Liquidity. TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. As of December 31, 2025, TRV held total cash and short-term invested assets in the United States aggregating $2.41 billion and having a weighted average maturity of 23 days. TRV has established a holding company liquidity target equal to its estimated annual pre-tax interest expense and common shareholder dividends (currently approximately $1.37 billion). TRV’s holding company liquidity of $2.41 billion as of December 31, 2025 exceeded this target, and it is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements.
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of December 31, 2025.
TRV has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 4, 2028 which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires on June 15, 2027. As of December 31, 2025, the Company had $100 million of commercial paper outstanding. TRV is not reliant on its commercial paper program to meet its operating cash flow needs. The Company has $200 million of senior notes maturing in April 2026.
The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of $260 million to provide a portion of the capital needed to support its obligations at Lloyd’s as of December 31, 2025. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.
Operating Activities
Net cash provided by operating activities was $10.61 billion and $9.07 billion in 2025 and 2024, respectively. The increase in cash flows in 2025 primarily reflected the impacts of higher levels of cash received for premiums, partially offset by higher levels of payments for general and administrative expenses and commissions. The increase in cash received for premiums in 2025 compared to the prior year was impacted by business growth including the impact of positive renewal premium changes.
Investing Activities
Net cash used in investing activities was $7.65 billion and $7.26 billion in 2025 and 2024, respectively. The Company’s consolidated total investments as of December 31, 2025 increased by $6.96 billion, or 7% over December 31, 2024, primarily reflecting the impacts of (i) net cash flows provided by operating activities and (ii) lower net unrealized investment losses on investments due to the impact of lower interest rates during 2025, partially offset by (iii) total investments reclassified as held for sale and (iv) net cash used in financing activities.
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
Financing Activities
Net cash used in financing activities was $2.66 billion and $1.75 billion in 2025 and 2024, respectively. The totals in both 2025 and 2024 reflected common share repurchases and dividends paid to shareholders, partially offset by the net proceeds from employee stock option exercises. The total in 2025 also included net proceeds from the issuance of debt. Common share repurchases in 2025 and 2024 were $3.13 billion and $1.12 billion, respectively.
Debt Transactions.
2025. On July 24, 2025, the Company issued a total of $1.25 billion of debt in two tranches:
•$500 million aggregate principal amount of 5.05% senior notes that will mature on July 24, 2035 (the “2035 notes”), and
•$750 million aggregate principal amount of 5.70% senior notes that will mature on July 24, 2055 (the “2055 notes” and together with the 2035 notes, the “senior notes”).

The net proceeds of the issuance, after deducting the underwriting discount and expenses payable by the Company, totaled approximately $1.23 billion. Interest on the senior notes is payable semi-annually in arrears on January 24 and July 24.

The 2035 notes may be redeemed prior to April 24, 2035, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any 2035 notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding April 24, 2035 on any 2035 notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the 2035 notes), plus 15 basis points. On or after April 24, 2035, the 2035 notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any 2035 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Dividends.  Dividends paid to shareholders were $979 million and $951 million in 2025 and 2024, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 21, 2026, the Company announced that its Board of Directors declared a regular quarterly dividend of $1.10 per share, payable March 31, 2026, to shareholders of record on March 10, 2026.
Share Repurchases.  The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed net income. The Company also expects that to the extent that it continues to grow premium volumes, the amount of capital returned to shareholders relative to earnings would be somewhat less than it otherwise would have been absent the growth in premium volumes. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During 2025, the Company repurchased 10.9 million shares under its share repurchase authorizations, for a total of $3.03 billion. The average cost per share repurchased was $277.17. Common share repurchases in 2025 were higher than the total of $1.00 billion in 2024. The cost of the treasury stock acquired pursuant to common share repurchases includes the 1% federal excise tax imposed as part of the Inflation Reduction Act of 2022. As of December 31, 2025, the Company had $2.02 billion of capacity remaining under its share repurchase authorizations. The most recent authorization was approved by the Board of Directors on January 21, 2026 and added $5.0 billion of repurchase capacity to the $2.02 billion capacity remaining at that date, which was previously approved by the Board of Directors on April 19, 2023.
From the inception of the first authorization on May 2, 2006 through December 31, 2025, the Company has repurchased a cumulative total of 559.2 million shares for a total of $43.99 billion, or an average of $78.66 per share.
In both 2025 and 2024, the Company acquired 0.7 million shares of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised.

Capital Resources
Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure as of December 31, 2025 and 2024.

(as of December 31, in millions)	2025	2024
Debt:
Short-term	$300	$100
Long-term	9,054	8,004
Net unamortized fair value adjustments and debt issuance costs	(87)	(71)
Total debt	9,267	8,033
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	35,394	32,831
Accumulated other comprehensive loss	(2,500)	(4,967)
Total shareholders’ equity	32,894	27,864
Total capitalization	$42,161	$35,897
Total capitalization as of December 31, 2025 was $42.16 billion, $6.26 billion higher than at December 31, 2024, primarily reflecting the impacts of (i) net income of $6.29 billion, (ii) other comprehensive income of $2.47 billion, primarily reflecting a decrease in net unrealized losses on investments due to a change in interest rates during 2025, (iii) an increase in debt outstanding of $1.23 billion and (iv) proceeds from the exercise of employee share options of $214 million, partially offset by (v) common share repurchases totaling $3.03 billion under the Company’s share repurchase authorizations and (vi) shareholder dividends of $987 million.
The following table provides a reconciliation of total capitalization presented in the foregoing table to total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity.

(as of December 31, dollars in millions)	2025	2024
Total capitalization	$42,161	$35,897
Less: net unrealized losses on investments, net of taxes, included in shareholders’ equity	(1,478)	(3,640)
Total capitalization excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	$43,639	$39,537
Debt-to-total capital ratio	22.0%	22.4%
Debt-to-total capital ratio excluding net unrealized losses on investments, net of taxes, included in shareholders’ equity	21.2%	20.3%
The debt-to-total capital ratio excluding net unrealized gains (losses) on investments, net of taxes, included in shareholders’ equity, is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes, included in shareholders’ equity. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital excluding after-tax net unrealized investment losses included in shareholders’ equity of 21.2% as of December 31, 2025 was within the Company’s target range of 15% to 25%.
Credit Agreement. The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires on June 15, 2027. Terms of the credit agreement are discussed in more detail in note 9 of the notes to the consolidated financial statements.
Shelf Registration.  The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that expires on June 4, 2028 for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.
Share Repurchase Authorizations.  As of December 31, 2025, the Company had $2.02 billion of capacity remaining under its share repurchase authorizations approved by the Board of Directors.

Cash Requirements from Contractual and Other Obligations
The following table summarizes, as of December 31, 2025, the Company’s estimated future payments under material contractual obligations and estimated claims and claim-related payments. The table includes only obligations as of December 31, 2025 that are expected to be settled in cash and excludes amounts held for sale.
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
The material cash requirements from contractual and other obligations as of December 31, 2025 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$9,000	$200	$—	$—	$8,800
Junior subordinated debentures	254	—	125	—	129
Total debt principal	9,254	200	125	—	8,929
Interest	8,185	449	873	864	5,999
Total long-term debt obligations (1)	17,439	649	998	864	14,928
Real estate and other operating leases (2)	332	78	124	64	66
Information systems-related commitments (3)	988	566	361	61	—
Unfunded investment commitments (4)	1,409	280	423	483	223
Estimated claims and claim-related payments
Claims and claim adjustment expenses (5)	64,436	15,328	17,067	8,463	23,578
Claims from large deductible policies (6)	—	—	—	—	—
Total estimated claims and claim-related payments	64,436	15,328	17,067	8,463	23,578
Total	$84,604	$16,901	$18,973	$9,935	$38,795
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
The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$5,221	$908	$1,142	$641	$2,530
The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis.  The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$59,215	$14,420	$15,925	$7,822	$21,048
For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2025.
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
The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables (net of allowance for expected credit losses) for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$3,010	$968	$924	$402	$716
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

Dividend Availability
The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company laws of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $5.92 billion is available by the end of 2026 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2026 and/or increase the amount of dividends from its insurance subsidiaries in 2026, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of December 31, 2025.
The U.S. insurance subsidiaries paid dividends of $3.25 billion and $2.00 billion during 2025 and 2024, respectively.
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
The qualified domestic pension plan is subject to regulations under the Employee Retirement Income Security Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the qualified domestic pension plan for 2026 and does not anticipate having a minimum funding requirement in 2027. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2025, 2024 and 2023, there was no minimum funding requirement for the qualified domestic pension plan.  In 2025, 2024 and 2023, the Company made no voluntary contributions to the qualified domestic pension plan. The qualified domestic pension plan had a funded status of 132% and 130% as of December 31, 2025 and 2024, respectively. Based on its funded status as of December 31, 2025, the Company does not currently anticipate making a voluntary contribution to the qualified domestic pension plan in 2026. In determining future contributions, the Company will consider the performance of the plan’s investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company’s other capital requirements.
The qualified domestic pension plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company’s overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2026, the Company plans to apply an expected long-term rate of return on plan assets of 7.00%, comparable with 2025. The expected rate of return reflects the Company’s current expectations with regard to long-term returns in the capital markets, taking into account the pension plan’s asset allocation targets, the historical performance and current valuation of U.S. and international equities, and the level of long term interest rate and inflation expectations.

For further discussion of the pension and other postretirement benefit plans, see note 15 of the notes to the consolidated financial statements.
Risk-Based Capital
The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company’s U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus as of December 31, 2025 significantly above the level at which any RBC regulatory action would occur.  Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written. Each of the Company’s foreign insurance subsidiaries had capital significantly above their respective regulatory requirements as of December 31, 2025.
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
Claims and Claim Adjustment Expense Reserves
Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2025			December 31, 2024
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,036	$12,769	$18,805	$5,845	$11,349	$17,194
Commercial property	1,270	465	1,735	1,384	342	1,726
Commercial multi-peril	3,180	3,818	6,998	3,015	3,438	6,453
Commercial automobile	2,883	3,754	6,637	2,749	3,195	5,944
Workers’ compensation	10,195	8,224	18,419	9,980	8,749	18,729
Fidelity and surety	146	654	800	210	571	781
Personal automobile	2,326	2,523	4,849	2,315	2,588	4,903
Personal homeowners and other	1,577	1,980	3,557	1,238	1,833	3,071
International and other	2,762	3,081	5,843	2,561	2,726	5,287
Property-casualty	30,375	37,268	67,643	29,297	34,791	64,088
Accident and health	3	—	3	5	—	5
Less amounts classified as held for sale	1,123	786	1,909	—	—	—
Claims and claim adjustment expense reserves	$29,255	$36,482	$65,737	$29,302	$34,791	$64,093
The $3.56 billion increase in gross claims and claim adjustment expense reserves since December 31, 2024 primarily reflected the impacts of (i) catastrophe losses in 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2025 and (v) net favorable prior year reserve development.
Asbestos reserves are included in the General liability, Commercial multi-peril and International and other lines in the foregoing summary table. Asbestos reserves are discussed separately; see “Asbestos Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos Reserves” herein.

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
A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $1.70 billion as of December 31, 2025) are for asbestos claims and related litigation. While the ongoing review of asbestos claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current insurance reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation.”
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
Most general liability policies are written on an occurrence basis. These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance. The occurrence form, which accounts for much of the reserve development in asbestos exposures, is also used to provide coverage for construction general liability, including construction defect. Occurrence-based forms of insurance for general liability exposures require substantial projection of loss trends, which can be influenced by a number of factors, including future inflation, judicial interpretations and societal litigation trends (e.g., size of jury awards and propensity of individuals to pursue litigation), among others.
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
•Changes in underwriting standards
•Product mix (e.g., size of account, industries insured, jurisdiction mix)
Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for general liability (excluding asbestos), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.5% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos amounts, over the last nine years has varied from -4% to 6% (averaging 2%) for the Company, and from -2% to 3% (averaging 1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos) represent approximately 26% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos reserves, the extension of the statute of limitations for childhood sexual molestation claims and increases in reserves in the Company’s runoff operations, was 2% for 2025, 4% for 2024 and 4% for 2023. The 2025 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2022 and 2023. The 2024 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2021 through 2023. The 2023 change primarily reflected higher than expected loss experience in Business Insurance for accident years 2017 through 2020.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -11% to 2% (averaging -7%) for the Company, and from -12% to -2% (averaging -7%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line was -8% for 2025, -3% for 2024 and 2% for 2023. The 2025 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2022 through 2024. The 2024 change primarily reflected better than expected loss experience related to both catastrophe and non-catastrophe losses for accident years 2018 through 2020 and 2023. The 2023 change primarily reflected higher than expected loss experience related to both catastrophe and non-catastrophe losses for accident year 2022.
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
Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial multi-peril (excluding asbestos), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.4% increase (decrease) in claims and claim adjustment expense reserves.
Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos amounts, over the last nine years has varied from -5% to 4% (averaging 0%) for the Company, and from -3% to 3% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos reserves) represent approximately 11% of the Company’s total claims and claim adjustment expense reserves.
As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.
The Company’s change in reserve estimate for this product line related to the last nine accident years, which excludes the impacts of increases in asbestos reserves and increases in reserves in the Company’s runoff operations, was -2% for 2025, 1% for 2024 and 0% for 2023. The 2025 change primarily reflected better than expected loss experience for property coverages for accident years 2023 and 2024. The 2024 change primarily reflected higher than expected loss experience for liability coverages for accident years 2021 through 2023. In 2023, higher than expected loss experience for liability coverages for accident year 2022 was mostly offset by better than expected loss experience for liability coverages for accident years 2017 and 2020.
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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 11% (averaging 3%) for the Company, and from 2% to 7% (averaging 5%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 10% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was 0% for 2025, 0% for 2024 and 4% for 2023. In 2025, better than expected loss experience for physical damage coverages for accident year 2024 was largely offset by higher than expected loss experience for liability coverages for accident years 2022 and 2023. In 2024, better than expected loss experience for physical damage coverages for accident year 2023 was largely offset by higher than expected loss experience for liability coverages for accident years 2021 through 2023. The 2023 change primarily reflected higher than expected loss experience for liability coverages for accident years 2021 and 2022.

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
Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -5% to -3% (averaging -4%) for the Company, and from -5% to -2% (averaging -4%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 28% of the Company’s total claims and claim adjustment expense reserves.

The Company’s change in reserve estimate for this product line was -4% for 2025, -5% for 2024 and -5% for 2023. The 2025 change primarily reflected better than expected loss experience for accident years 2022 and prior. The 2024 change primarily reflected better than expected loss experience for accident years 2022 and prior. The 2023 change primarily reflected better than expected loss experience for accident years 2021 and prior.
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
•Changes in underwriting standards
Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.8% increase (decrease) in claims and claim adjustment expense reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -30% to -10% (averaging -18%) for the Company, and from -21% to 0% (averaging -13%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 1% of the Company’s total claims and claim adjustment expense reserves.
In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.
The Company’s change in reserve estimate for this product line was -23% for 2025, -14% for 2024 and -26% for 2023. The 2025 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident year 2024. The 2024 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident year 2022. The 2023 change primarily reflected better than expected loss experience in the fidelity and surety product line for accident years 2021 and 2022.
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

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -8% to 0% (averaging -3%) for the Company, and from -2% to 4% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 7% of the Company’s total claims and claim adjustment expense reserves.
The Company’s change in reserve estimate for this product line was -8% for 2025, -5% for 2024 and 0% for 2023. The 2025 change primarily reflected better than expected loss experience for liability coverages for accident years 2023 and 2024 and for physical damage coverages for accident year 2024. The 2024 change primarily reflected better than expected loss experience for liability coverages for accident years 2020 through 2023 and for physical damage coverages for accident year 2023. In 2023, better than expected loss experience for physical damage coverages for accident years 2021 and 2022 was largely offset by higher than expected loss experience for liability coverages for accident years 2020 and 2021.
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

Historically, the one-year change in the reserve estimate for this product line (excluding Personal Insurance Other, which for statutory reporting purposes is included with other lines of business) over the last nine years has varied from -28% to 1% (averaging -8%) for the Company, and from -3% to 2% (averaging -1%) for the industry overall. The Company’s year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal homeowners and other reserves represent approximately 5% of the Company’s total claims and claim adjustment expense reserves.
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
The Company’s change in reserve estimate for this product line (excluding Personal Insurance Other) was -8% for 2025, -12% for 2024 and -9% for 2023. The 2025 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident year 2024. The 2024 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2017 through 2023. The 2023 change primarily reflected better than expected loss experience for catastrophe and non-catastrophe losses for accident years 2017 through 2022.
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
Due to changes in the business mix for this product line over time, incurred claim liabilities for more recent years are generally shorter-tailed (due to both the products and the jurisdictions involved, e.g., the Republic of Ireland, the United Kingdom and Canada), compared to the older liabilities from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct) and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.
International reserves are generally analyzed by country and general coverage category (e.g., Commercial Property in the United Kingdom, General Liability in Canada, etc.). The business is also generally split by direct versus assumed reinsurance for a given coverage. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the Homeowners, Personal Automobile, Commercial Automobile, General Liability, Commercial Property and Surety discussions above, taking into account differences in the legal environment and differences in terms and conditions. However, statutory coverage differences exist amongst various jurisdictions. For example, in some jurisdictions there are no aggregate policy limits on certain liability coverages.
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
•Changes in underwriting standards
•Product mix (e.g., size of account, industries insured, jurisdiction mix)
Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.4% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos) represent approximately 9% of the Company’s total claims and claim adjustment expense reserves.
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
The Company has entered into a reinsurance contract in connection with catastrophe bonds issued by Long Point Re IV. This contract meets the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The catastrophe bonds are described in more detail in “Item 1—Business—Catastrophe Reinsurance.”
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are managed as of December 31, 2025 and excludes amounts held for sale. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.
The carrying value of the Company’s investment portfolio as of December 31, 2025 and 2024 was $101.18 billion and $94.22 billion, respectively, of which 89% was invested in fixed maturity securities as of both dates. As of December 31, 2025 and 2024, approximately 3.7% and 6.8%, respectively, of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.
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
The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets, insurance reserves and shareholders’ equity denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 0.5% and 3.8%

of the total invested assets as of December 31, 2025 and 2024, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 2.5% and 2.4% of total invested assets as of December 31, 2025 and 2024, respectively. Invested assets denominated in other currencies as of December 31, 2025 and 2024 were not material.
There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2025 compared to the year ended December 31, 2024. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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
For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value-weighted basis, including accrued interest, using holdings as of December 31, 2025 and 2024.
For debt, the change in fair value is determined by calculating hypothetical December 31, 2025 and 2024 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.
The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $3.68 billion and $3.06 billion based on a 100 basis point increase in interest rates as of December 31, 2025 and 2024, respectively.
The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.
Foreign Currency Exchange Rate Risk
The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $373 million and $643 million as of December 31, 2025 and 2024, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Travelers Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedules as listed in the accompanying index to consolidated financial statements and schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the estimate of claims and claim adjustment expense reserves

As discussed in Notes 1 and 8 to the consolidated financial statements, the claims and claim adjustment expense reserves represent the Company’s estimate of the ultimate liability for unpaid claims and claim adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The Company derives estimates of claims and claim adjustment expense reserves principally utilizing actuarial expertise and various projection methods. The Company’s claims and claim adjustment expense reserves balance at December 31, 2025 was $65.7 billion.

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
New York, New York
February 12, 2026

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the year ended December 31,	2025	2024	2023
Revenues
Premiums	$43,914	$41,941	$37,761
Net investment income	3,959	3,590	2,922
Fee income	495	473	433
Net realized investment losses	(48)	(30)	(105)
Other revenues	508	449	353
Total revenues	48,828	46,423	41,364
Claims and expenses
Claims and claim adjustment expenses	27,221	27,059	26,215
Amortization of deferred acquisition costs	7,266	6,973	6,226
General and administrative expenses	6,120	5,819	5,176
Interest expense	425	392	376
Total claims and expenses	41,032	40,243	37,993
Income before income taxes	7,796	6,180	3,371
Income tax expense	1,508	1,181	380
Net income	$6,288	$4,999	$2,991
Net income per share
Basic	$27.83	$21.76	$12.93
Diluted	$27.43	$21.47	$12.79
Weighted average number of common shares outstanding
Basic	224.2	228.0	229.7
Diluted	227.6	231.1	232.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the year ended December 31,	2025	2024	2023
Net income	$6,288	$4,999	$2,991
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	2,744	(644)	2,249
Having credit losses recognized in the consolidated statement of income	3	5	1
Net changes in benefit plan assets and obligations	94	296	106
Net changes in unrealized foreign currency translation	246	(232)	138
Other comprehensive income (loss) before income taxes	3,087	(575)	2,494
Income tax expense (benefit)	620	(79)	520
Other comprehensive income (loss), net of taxes	2,467	(496)	1,974
Comprehensive income	$8,755	$4,503	$4,965

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

As of December 31,	2025	2024
Assets
Fixed maturities, available for sale, at fair value (amortized cost $91,717 and $88,277; allowance for expected credit losses of $3 and $2)	$89,833	$83,666
Equity securities, at fair value (cost $457 and $544)	618	687
Real estate investments	900	902
Short-term securities	5,716	4,766
Other investments	4,115	4,202
Total investments	101,182	94,223
Cash (including restricted cash of $132 and $131)	842	699
Investment income accrued	877	752
Premiums receivable (net of allowance for expected credit losses of $58 and $58)	10,992	11,110
Reinsurance recoverables (net of allowance for estimated uncollectible reinsurance of $129 and $119)	7,886	8,000
Ceded unearned premiums	1,283	1,202
Deferred acquisition costs	3,518	3,494
Deferred taxes	887	1,762
Contractholder receivables (net of allowance for expected credit losses of $16 and $18)	3,010	3,171
Goodwill	4,066	4,233
Other intangible assets	336	360
Other assets	4,279	4,183
Assets held for sale	4,550	—
Total assets	$143,708	$133,189
Liabilities
Claims and claim adjustment expense reserves	$65,737	$64,093
Unearned premium reserves	22,431	22,289
Contractholder payables	3,026	3,189
Payables for reinsurance premiums	529	550
Debt	9,267	8,033
Other liabilities	7,282	7,171
Liabilities held for sale	2,542	—
Total liabilities	110,814	105,325
Shareholders’ equity
Common stock (1,750.0 shares authorized; 217.5 and 226.6 shares issued and outstanding)	25,910	25,452
Retained earnings	54,931	49,630
Accumulated other comprehensive loss	(2,500)	(4,967)
Treasury stock, at cost (575.9 and 564.3 shares)	(45,447)	(42,251)
Total shareholders’ equity	32,894	27,864
Total liabilities and shareholders’ equity	$143,708	$133,189
The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2025	2024	2023
Common stock
Balance, beginning of year	$25,452	$24,906	$24,565
Employee share-based compensation	202	286	125
Compensation amortization under share-based plans and other changes	256	260	216
Balance, end of year	25,910	25,452	24,906
Retained earnings
Balance, beginning of year	49,630	45,591	43,516
Net income	6,288	4,999	2,991
Dividends	(987)	(962)	(915)
Other	—	2	(1)
Balance, end of year	54,931	49,630	45,591
Accumulated other comprehensive loss, net of tax
Balance, beginning of year	(4,967)	(4,471)	(6,445)
Other comprehensive income (loss)	2,467	(496)	1,974
Balance, end of year	(2,500)	(4,967)	(4,471)
Treasury stock, at cost
Balance, beginning of year	(42,251)	(41,105)	(40,076)
Treasury stock acquired — share repurchase authorizations	(3,025)	(1,000)	(965)
Net shares acquired related to employee share-based compensation plans	(171)	(146)	(64)
Balance, end of year	(45,447)	(42,251)	(41,105)
Total shareholders’ equity	$32,894	$27,864	$24,921
Common shares outstanding
Balance, beginning of year	226.6	228.2	232.1
Treasury stock acquired — share repurchase authorizations	(10.9)	(4.4)	(5.4)
Net shares issued under employee share-based compensation plans	1.8	2.8	1.5
Balance, end of year	217.5	226.6	228.2

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2025	2024	2023
Cash flows from operating activities
Net income	$6,288	$4,999	$2,991
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	48	30	105
Depreciation and amortization	680	715	722
Deferred federal income tax expense (benefit)	210	(152)	(163)
Amortization of deferred acquisition costs	7,266	6,973	6,226
Equity in income from other investments	(226)	(294)	(157)
Premiums receivable	(115)	(859)	(1,341)
Reinsurance recoverables	(137)	111	(63)
Deferred acquisition costs	(7,373)	(7,173)	(6,689)
Claims and claim adjustment expense reserves	3,300	2,680	2,843
Unearned premium reserves	584	1,488	2,590
Other	81	556	647
Net cash provided by operating activities	10,606	9,074	7,711
Cash flows from investing activities
Proceeds from maturities of fixed maturities	11,660	8,537	6,371
Proceeds from sales of investments:
Fixed maturities	832	1,634	4,981
Equity securities	160	143	138
Real estate investments	—	64	—
Other investments	321	422	255
Purchases of investments:
Fixed maturities	(18,771)	(17,132)	(15,690)
Equity securities	(126)	(124)	(105)
Real estate investments	(48)	(48)	(67)
Other investments	(346)	(396)	(495)
Net sales (purchases) of short-term securities	(945)	370	(1,664)
Securities transactions in the course of settlement	144	56	(83)
Acquisition, net of cash acquired	—	(382)	—
Other	(533)	(408)	(462)
Net cash used in investing activities	(7,652)	(7,264)	(6,821)
Cash flows from financing activities
Treasury stock acquired — share repurchase authorizations	(3,004)	(1,003)	(958)
Treasury stock acquired — net employee share-based compensation	(127)	(114)	(64)
Dividends paid to shareholders	(979)	(951)	(908)
Issuance of debt	1,233	—	738
Issuance of common stock — employee share options	214	321	141
Net cash used in financing activities	(2,663)	(1,747)	(1,051)
Effect of exchange rate changes on cash and restricted cash	23	(14)	12
Net increase (decrease) in cash and restricted cash	314	49	(149)
Cash and restricted cash at beginning of year	699	650	799
Less amounts classified as held for sale at end of period	171	—	—
Cash and restricted cash at end of year	$842	$699	$650
Supplemental disclosure of cash flow information
Income taxes paid	$1,274	$1,310	$201
Interest paid	$393	$390	$370

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
On January 2, 2024, the Company completed its previously announced acquisition of all issued and outstanding shares of Corvus Insurance Holdings, Inc. and its subsidiaries (Corvus), a cyber insurance managing general underwriter, for consideration transferred of approximately $427 million. The acquisition provided the Company the opportunity to renew Corvus’s book of business and to leverage Corvus’s capabilities to enhance the return profile of Travelers’ existing cyber portfolio. At the acquisition date, the Company recorded at fair value $478 million of assets acquired and $51 million of liabilities assumed as part of purchase accounting, including $390 million of identifiable intangible assets and goodwill. The assets acquired from Corvus were included in the Company’s Bond & Specialty Insurance segment, effective at the acquisition date. The Company funded this transaction from internal resources. A provisional amount of $19 million was recorded as a deferred tax asset and included on the consolidated balance sheet on January 2, 2024, and was later increased by an insignificant amount when the 2023 tax return for Corvus was finalized.
On May 27, 2025, the Company entered into an agreement to sell its Canadian personal insurance business and the majority of its Canadian commercial insurance business to Definity Financial Corporation for approximately US$2.4 billion. The assets and liabilities of the Canadian personal insurance business and the majority of its Canadian commercial insurance business have been classified as held for sale in the consolidated balance sheet as of December 31, 2025. The Company retained its surety business in Canada. The sale closed on January 2, 2026.
The major classes of assets and liabilities classified as held for sale were as follows:

December 31, 2025
Assets
Fixed maturities, available for sale, at fair value	$3,243
Premiums receivable	263
Reinsurance recoverables	285
Goodwill	208
Remaining assets held for sale	551
Total assets held for sale	$4,550
Liabilities
Claims and claim adjustment expense reserves	$1,909
Unearned premium reserves	514
Remaining liabilities held for sale	119
Total liabilities held for sale	$2,542

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued updated guidance on the accounting for internal use software costs. The updated guidance removes all references to software development project stages so that the guidance is neutral to different software development methods and allows for the application of iterative software development methods such as agile. The updated guidance requires that an entity capitalize software costs when both: 1) management has authorized and committed to the funding of the software project, and 2) it is probable that the project will be completed, and the software will be used to perform its intended function. Additionally, the updated guidance clarifies that internal and external training costs and maintenance costs must be expensed as incurred.
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
As a result of the reviews performed for the years ended December 31, 2025, 2024 and 2023, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
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
Other Liabilities
Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. As of December 31, 2025 and 2024, the Company had a liability of $188 million and $182 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $30 million and $29 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.
Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2025, 2024 and 2023. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $80 million and $81 million as of December 31, 2025 and 2024, respectively.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreign Currency
The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reported in net realized investment gains (losses). Functional currency amounts are then translated into U.S. dollars. The foreign currency remeasurement and translation are calculated using current exchange rates for items reported in the balance sheet and average exchange rates for items recorded in earnings. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income (loss).
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
Nature of Operations
Business Insurance
Business Insurance offers a broad array of property and casualty insurance products and services to its customers, primarily in the United States, as well as in the United Kingdom, the Republic of Ireland and throughout other parts of the world, including as a corporate member of Lloyd’s. Business Insurance is organized as follows:
Domestic
•Select Accounts provides small businesses with property and casualty insurance products and services, including commercial multi-peril, workers’ compensation, commercial automobile, general liability and commercial property.
•Middle Market provides mid-sized businesses with property and casualty insurance products and services, including commercial multi-peril, general liability, commercial automobile, workers’ compensation and commercial property, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology & Life Sciences, Public Sector Services and Energy, and additionally, provides mono-line umbrella and excess coverage insurance through Excess Casualty. Middle Market also provides insurance for goods in transit and movable objects, as well as builders’ risk insurance, through Inland Marine; insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine; and comprehensive breakdown for equipment, including property and business interruption, through Boiler & Machinery.
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
International
•International, through its operations in the United Kingdom and the Republic of Ireland, provides property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, manufacturing, public services and commercial real estate industry sectors. International also provides insurance for both the foreign exposures of United States organizations and the United States exposures of foreign organizations through Global Services. At its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital, International underwrites five principal businesses — marine, energy, property, aviation and special risks.
Business Insurance also includes Simply Business, a leading provider of small business insurance policies primarily in the United Kingdom, and Business Insurance Other, which primarily comprises the Company’s asbestos liabilities and other runoff operations, including certain assumed reinsurance arrangements.
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
Personal Insurance
Personal Insurance offers a broad range of property and casualty insurance products and services covering individuals’ personal risks, primarily in the United States. Personal Insurance’s primary products of automobile and homeowners insurance are complemented by a broad suite of related products and coverages.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Premiums	$22,412	$4,107	$17,395	$43,914
Net investment income	2,782	445	732	3,959
Fee income	445	—	50	495
Other revenues	379	27	102	508
Total segment revenues (1)	26,018	4,579	18,279	48,876
Claims and claim adjustment expenses	14,154	1,764	11,303	27,221
Amortization of deferred acquisition costs	3,796	778	2,692	7,266
General and administrative expenses	3,482	843	1,746	6,071
Income tax expense	891	244	485	1,620
Segment income (1)	$3,695	$950	$2,053	$6,698
2024
Premiums	$21,345	$3,958	$16,638	$41,941
Net investment income	2,560	390	640	3,590
Fee income	430	—	43	473
Other revenues	322	30	97	449
Total segment revenues (1)	24,657	4,378	17,418	46,453
Claims and claim adjustment expenses	13,679	1,774	11,606	27,059
Amortization of deferred acquisition costs	3,588	756	2,629	6,973
General and administrative expenses	3,303	832	1,640	5,775
Income tax expense	781	201	294	1,276
Segment income (1)	$3,306	$815	$1,249	$5,370
2023
Premiums	$19,144	$3,655	$14,962	$37,761
Net investment income	2,085	328	509	2,922
Fee income	400	—	33	433
Other revenues	232	25	96	353
Total segment revenues (1)	21,861	4,008	15,600	41,469
Claims and claim adjustment expenses	12,696	1,485	12,034	26,215
Amortization of deferred acquisition costs	3,173	673	2,380	6,226
General and administrative expenses	3,041	681	1,417	5,139
Income tax expense (benefit)	368	227	(103)	492
Segment income (loss) (1)	$2,583	$942	$(128)	$3,397
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Prior year reserve development and catastrophe losses by reportable business segments were as follows:

(for the year ended December 31, in millions)	Business Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2025
Net favorable prior year reserve development	$233	$221	$582	$1,036
Catastrophe losses	$1,073	$25	$2,592	$3,690
2024
Net favorable prior year reserve development	$90	$129	$490	$709
Catastrophe losses	$1,032	$51	$2,252	$3,335
2023
Net favorable (unfavorable) prior year reserve development	$(289)	$285	$147	$143
Catastrophe losses	$838	$37	$2,116	$2,991
The following table presents the Company’s amortization and depreciation expense by reportable business segment (excluding the amortization of deferred acquisition costs which is disclosed separately in the table above with segment income (loss) by reportable business segment).

(for the year ended December 31, in millions)	2025	2024	2023
Business Insurance	$409	$426	$467
Bond & Specialty Insurance	82	86	71
Personal Insurance	182	197	178
Total	$673	$709	$716

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2025	2024	2023
Business Insurance:
Domestic:
Select Accounts	$3,830	$3,727	$3,477
Middle Market	12,541	12,023	11,045
National Accounts	1,262	1,259	1,135
National Property and Other	3,112	3,134	3,008
Total Domestic	20,745	20,143	18,665
International	1,934	1,935	1,765
Total Business Insurance	22,679	22,078	20,430
Bond & Specialty Insurance:
Domestic:
Management Liability	2,326	2,309	2,156
Surety	1,354	1,294	1,147
Total Domestic	3,680	3,603	3,303
International	582	506	539
Total Bond & Specialty Insurance	4,262	4,109	3,842
Personal Insurance:
Domestic:
Automobile	7,745	7,925	7,330
Homeowners and Other	9,051	8,550	7,949
Total Domestic	16,796	16,475	15,279
International	650	694	650
Total Personal Insurance	17,446	17,169	15,929
Total consolidated net written premiums	$44,387	$43,356	$40,201

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)
Business Segment Reconciliations

(for the year ended December 31, in millions)	2025	2024	2023
Revenue reconciliation
Earned premiums
Business Insurance:
Domestic:
Workers’ compensation	$3,360	$3,470	$3,467
Commercial automobile	3,942	3,590	3,215
Commercial property	3,772	3,616	3,154
General liability	3,566	3,464	3,146
Commercial multi-peril	5,797	5,269	4,686
Other	76	73	76
Total Domestic	20,513	19,482	17,744
International	1,899	1,863	1,400
Total Business Insurance	22,412	21,345	19,144
Bond & Specialty Insurance:
Domestic:
Fidelity and surety	1,492	1,416	1,290
General liability	1,838	1,778	1,639
Other	239	231	225
Total Domestic	3,569	3,425	3,154
International	538	533	501
Total Bond & Specialty Insurance	4,107	3,958	3,655
Personal Insurance:
Domestic:
Automobile	7,902	7,767	6,923
Homeowners and Other	8,824	8,208	7,404
Total Domestic	16,726	15,975	14,327
International	669	663	635
Total Personal Insurance	17,395	16,638	14,962
Total earned premiums	43,914	41,941	37,761
Net investment income	3,959	3,590	2,922
Fee income	495	473	433
Other revenues	508	449	353
Total segment revenues	48,876	46,453	41,469
Net realized investment losses	(48)	(30)	(105)
Total revenues	$48,828	$46,423	$41,364
Income reconciliation, net of tax
Total segment income	$6,698	$5,370	$3,397
Interest Expense and Other (1)	(373)	(345)	(325)
Core income	6,325	5,025	3,072
Net realized investment losses	(37)	(26)	(81)
Net income	$6,288	$4,999	$2,991
______________________________________
(1)    The primary component of Interest Expense and Other was after-tax interest expense of $336 million, $310 million and $297 million in 2025, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.                                      SEGMENT INFORMATION (Continued)

(as of December 31, in millions)	2025	2024
Asset reconciliation:
Business Insurance	$106,084	$98,311
Bond & Specialty Insurance	13,676	12,628
Personal Insurance	22,787	21,138
Total assets for reportable segments	142,547	132,077
Other assets (1)	1,161	1,112
Total consolidated assets	$143,708	$133,189
___________________________________________
(1)    The primary components of other assets as of both December 31, 2025 and 2024, were the over-funded benefit plan assets related to the Company’s qualified domestic pension plan and other intangible assets.
Enterprise-Wide Disclosures
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.
The following table presents revenues of the Company’s operations based on location.

(for the year ended December 31, in millions)	2025	2024	2023
U.S.	$46,360	$43,924	$39,086
Non-U.S.:
Canada	1,345	1,359	1,281
Other Non-U.S.	1,123	1,140	997
Total Non-U.S.	2,468	2,499	2,278
Total revenues	$48,828	$46,423	$41,364

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS
Fixed Maturities
The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Fair Value
(as of December 31, 2025, in millions)			Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,927	$—	$11	$81	$3,857
Obligations of U.S. states, municipalities and political subdivisions:
Local general obligation	21,724	—	161	1,096	20,789
Revenue	9,810	—	58	543	9,325
State general obligation	871	—	6	29	848
Pre-refunded	414	—	4	2	416
Total obligations of U.S. states, municipalities and political subdivisions	32,819	—	229	1,670	31,378
Debt securities issued by foreign governments	313	—	2	3	312
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,094	—	268	130	13,232
Corporate and all other bonds	41,564	3	458	965	41,054
Total (1)	$91,717	$3	$968	$2,849	$89,833
___________________________________________
(1)Excludes fixed maturities classified as held for sale of $3,221 million of amortized cost and $3,243 million of fair value as of December 31, 2025.

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

(as of December 31, 2025, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,902	$5,893
Due after 1 year through 5 years	21,141	20,762
Due after 5 years through 10 years	24,897	24,397
Due after 10 years	26,683	25,549
	78,623	76,601
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,094	13,232
Total	$91,717	$89,833
Pre-refunded bonds of $416 million and $572 million as of December 31, 2025 and 2024, respectively, were bonds for which U.S. states or municipalities have established irrevocable trusts that are almost exclusively comprised of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities. These trusts were created to fund the payment of principal and interest due under the bonds.
The Company’s fixed maturity investment portfolio as of December 31, 2025 and 2024 included $13.23 billion and $12.61 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMOs). Included in the totals as of December 31, 2025 and 2024 were $10.24 billion and $9.93 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.99 billion and $2.68 billion as of December 31, 2025 and 2024, respectively. Approximately 45% and 43% of the Company’s CMO holdings as of December 31, 2025 and 2024, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The weighted average credit rating of the $1.64 billion and $1.53 billion of non-guaranteed CMO holdings was “Aaa” as of both December 31, 2025 and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
2024. The weighted average credit rating of all of the above securities was “Aa1” and “Aaa/Aa1” as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $1.31 billion and $1.15 billion, respectively, which are included in “Corporate and all other bonds” in the tables above. As of December 31, 2025 and 2024, approximately $557 million and $327 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise. The weighted average credit rating of the $757 million and $825 million of non-guaranteed securities as of December 31, 2025 and 2024, respectively, was “Aaa” as of both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The weighted average credit rating of the CMBS portfolio was “Aaa/Aa1” as of both December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had $473 million and $586 million, respectively, of securities on loan as part of a tri-party lending agreement.
Proceeds from the sales of fixed maturities classified as available for sale were $832 million, $1.63 billion and $4.98 billion in 2025, 2024 and 2023, respectively. Gross gains of $1 million, $2 million and $26 million and gross losses of $33 million, $62 million and $119 million were realized on those sales in 2025, 2024 and 2023, respectively. Included in net realized investment losses in 2025, 2024 and 2023 were $35 million, $66 million and $0 million, respectively, of losses resulting from the early redemption of fixed maturities by the issuer prior to the bonds’ maturity date.
As of December 31, 2025 and 2024, the Company’s insurance subsidiaries had $4.04 billion and $3.96 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $51 million and $46 million as of December 31, 2025 and 2024, respectively. In addition, the Company utilizes Lloyd’s trust deposits, whereby owned securities with a fair value of $13 million were held by a wholly-owned subsidiary as of both December 31, 2025 and 2024, and $89 million and $86 million held by TRV as of December 31, 2025 and 2024, respectively, were pledged into Lloyd’s trust accounts to provide a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Equity Securities
The cost and fair value of investments in equity securities were as follows:

(as of December 31, 2025, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$419	$177	$12	$584
Non-redeemable preferred stock	38	1	5	34
Total (1)	$457	$178	$17	$618
___________________________________________
(1)Excludes equity securities classified as held for sale of $69 million of cost and $104 million of fair value as of December 31, 2025.

(as of December 31, 2024, in millions)	Cost	Gross Gains	Gross Losses	Fair Value
Common stock	$500	$150	$11	$639
Non-redeemable preferred stock	44	4	—	48
Total	$544	$154	$11	$687
The Company recognized $50 million and $89 million of net gains on equity securities still held as of December 31, 2025 and 2024, respectively.

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
Proceeds from the sales of real estate investments were $0 million in 2025, $64 million in 2024 and $0 million in 2023. Gains of $17 million were realized on those sales in 2024. Net realized investment losses in 2025, 2024 and 2023 included $0 million, $5 million and $9 million, respectively, of impairment charges related to real estate. Accumulated depreciation on real estate held for investment purposes was $620 million and $581 million at December 31, 2025 and 2024, respectively.
Future minimum rental income on operating leases relating to the Company’s real estate properties is expected to be $124 million, $114 million, $92 million, $63 million and $46 million for 2026, 2027, 2028, 2029 and 2030, respectively, and $69 million for 2031 and thereafter.
Short-term Securities
The Company’s short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 24 days to maturity as of December 31, 2025. The amortized cost of these securities, which totaled $5.72 billion and $4.77 billion as of December 31, 2025 and 2024, respectively, approximated their fair value.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Unrealized Investment Losses
The following tables summarize, for all fixed maturities classified as available for sale in an unrealized loss position as of December 31, 2025 and 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether a credit loss impairment exists.

	Less than 12 months		12 months or longer		Total
(as of December 31, 2025, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$611	$5	$1,684	$76	$2,295	$81
Obligations of U.S. states, municipalities and political subdivisions	2,234	28	16,428	1,642	18,662	1,670
Debt securities issued by foreign governments	34	—	75	3	109	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	437	2	1,835	128	2,272	130
Corporate and all other bonds	2,351	13	17,428	952	19,779	965
Total	$5,667	$48	$37,450	$2,801	$43,117	$2,849

	Less than 12 months		12 months or longer		Total
(as of December 31, 2024, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$557	$1	$2,830	$168	$3,387	$169
Obligations of U.S. states, municipalities and political subdivisions	8,584	160	15,007	2,224	23,591	2,384
Debt securities issued by foreign governments	113	1	454	12	567	13
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,359	148	1,419	188	8,778	336
Corporate and all other bonds	7,341	144	21,999	1,786	29,340	1,930
Total	$23,954	$454	$41,709	$4,378	$65,663	$4,832

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
The following tables summarize, for all fixed maturities reported at fair value for which fair value was less than 80% of amortized cost as of December 31, 2025 and 2024, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost.

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2025, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	18	—	10	550	578
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—	—	—
Corporate and all other bonds	1	—	4	—	5
Total	$19	$—	$14	$550	$583

	Period For Which Fair Value is Less Than 80% of Amortized Cost
(as of December 31, 2024, in millions)	3 months or less	Greater than 3 months, 6 months or less	Greater than 6 months, 12 months or less	Greater than 12 months	Total
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	366	—	43	635	1,044
Debt securities issued by foreign governments	—	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	58	—	—	—	58
Corporate and all other bonds	13	—	—	3	16
Total	$437	$—	$43	$638	$1,118
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Impairment Charges
Credit impairment charges included in net realized investment losses in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2025	2024	2023
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	—	—	1
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	—
Corporate and all other bonds	2	5	2
Total fixed maturities	$2	$5	$3
The following table presents changes in the allowance for expected credit losses on fixed maturities classified as available for sale for the category of Corporate and All Other Bonds (no other categories of fixed maturities currently have an allowance for expected credit losses).

	Fixed Maturities
	Corporate and All Other Bonds
(in millions)	As of and For the Twelve Months Ended December 31, 2025	As of and For the Twelve Months Ended December 31, 2024

Balance, beginning of period	$2	$5
Additions for expected credit losses on securities where no credit losses were previously recognized	4	5
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—	(1)
Reductions due to sales/defaults of credit-impaired securities	(3)	(7)
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Balance, end of period	$3	$2
Total net impairment charges, including credit impairments, reported in net realized investment losses in the consolidated statement of income, were $2 million, $10 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net realized investment losses in 2025, 2024 and 2023 included $0 million, $5 million and $9 million, respectively, of realized losses related to real estate. Credit losses related to the fixed maturity portfolio for 2025 and 2024 represented less than 1% of the fixed maturity portfolio on a pre-tax basis and less than 1% of shareholders’ equity on an after-tax basis as of both December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company’s shareholders’ equity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.                                      INVESTMENTS (Continued)
Included in fixed maturities are below investment grade securities totaling $1.05 billion and $980 million as of December 31, 2025 and 2024, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.
Net Investment Income

(for the year ended December 31, in millions)	2025	2024	2023
Gross investment income
Fixed maturities	$3,433	$2,948	$2,472
Equity securities	21	21	18
Short-term securities	253	280	241
Real estate investments	59	70	64
Other investments	246	318	171
Gross investment income	4,012	3,637	2,966
Investment expenses	53	47	44
Net investment income	$3,959	$3,590	$2,922
Changes in net unrealized gains (losses) on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(as of and for the year ended December 31, in millions)	2025	2024	2023
Changes in net unrealized investment gains (losses)
Fixed maturities	$2,750	$(640)	$2,248
Other investments	(3)	1	2
Change in net pre-tax unrealized gains (losses) on investment securities	2,747	(639)	2,250
Related tax expense (benefit)	585	(128)	481
Change in net unrealized gains (losses) on investment securities	2,162	(511)	1,769
Balance, beginning of year	(3,640)	(3,129)	(4,898)
Balance, end of year	$(1,478)	$(3,640)	$(3,129)
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
Fixed Maturities
The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities as of both December 31, 2025 and 2024. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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
For certain investments in non-public common and preferred equity securities, the fair value estimate is determined either internally or by an external fund manager based on the impact of recent observable transactions related to the investment, recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company included the fair value estimate of $32 million and $37 million for these investments as of December 31, 2025 and 2024, respectively, in the amounts disclosed in Level 3.
Other Investments
The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include mutual funds and other small holdings. The $9 million and $20 million fair value of these investments as of December 31, 2025 and 2024, respectively, was disclosed in Level 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
Fair Value Hierarchy
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(as of December 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$3,857	$3,857	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	31,378	—	31,378	—
Debt securities issued by foreign governments	312	—	312	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13,232	—	13,232	—
Corporate and all other bonds	41,054	25	40,698	331
Total fixed maturities	89,833	3,882	85,620	331
Equity securities
Common stock	584	576	—	8
Non-redeemable preferred stock	34	7	3	24
Total equity securities	618	583	3	32
Other investments	9	9	—	—
Assets held for sale	3,347	104	3,243	—
Total	$93,807	$4,578	$88,866	$363

(as of December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$5,570	$5,570	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	27,185	—	27,185	—
Debt securities issued by foreign governments	909	—	909	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12,605	—	12,602	3
Corporate and all other bonds	37,397	—	37,151	246
Total fixed maturities	83,666	5,570	77,847	249
Equity securities
Common stock	639	631	—	8
Non-redeemable preferred stock	48	16	3	29
Total equity securities	687	647	3	37
Other investments	20	20	—	—
Total	$84,373	$6,237	$77,850	$286

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.                                      FAIR VALUE MEASUREMENTS (Continued)
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2025 and 2024.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance as of December 31, 2024	$249	$37	$—	$286
Total realized and unrealized investment gains (losses):
Reported in net realized investment losses (1)	—	(6)	—	(6)
Reported in other comprehensive income (loss)	3	—	—	3
Purchases, sales and settlements/maturities:
Purchases	—	1	—	1
Sales	—	—	—	—
Settlements/maturities	(51)	—	—	(51)
Gross transfers into Level 3	135	—	—	135
Gross transfers out of Level 3	(5)	—	—	(5)
Balance as of December 31, 2025	$331	$32	$—	$363
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(6)	$—	$(6)
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Balance as of December 31, 2023	$258	$37	$—	$295
Total realized and unrealized investment gains (losses):
Reported in net realized investment losses (1)	—	1	—	1
Reported in other comprehensive income (loss)	(1)	—	—	(1)
Purchases, sales and settlements/maturities:
Purchases	85	2	—	87
Sales	—	(3)	—	(3)
Settlements/maturities	(25)	—	—	(25)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(68)	—	—	(68)
Balance as of December 31, 2024	$249	$37	$—	$286
Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$1	$—	$1
___________________________________________
(1)Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.
A “Corporate and all other bonds” investment totaling $133 million that had been valued using observable market inputs as of December 31, 2024 and disclosed in Level 2 was valued using a broker quote as of December 31, 2025 and transferred into Level 3 during the twelve months ended December 31, 2025. There was no other significant activity in Level 3 of the hierarchy during the year ended December 31, 2025.

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

(as of December 31, 2025, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,716	$5,716	$1,398	$4,267	$51
Financial liabilities:
Debt	$9,167	$8,538	$—	$8,538	$—
Commercial paper	100	100	—	100	—

(as of December 31, 2024, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,766	$4,766	$1,933	$2,788	$45
Financial liabilities:
Debt	$7,933	$7,095	$—	$7,095	$—
Commercial paper	100	100	—	100	—
The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2025 and 2024.

5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, as of December 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2025 and 2024.

	As of and For the Twelve Months Ended December 31, 2025		As of and For the Twelve Months Ended December 31, 2024
(in millions)	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$11,110	$58	$10,282	$69

Current period change for expected credit losses		65		50
Write-offs of uncollectible premiums receivable		64		61
Less amounts classified as held for sale		1		—
Balance, end of period	$10,992	$58	$11,110	$58

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.                                      ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, as of December 31, 2025 and 2024, and the changes in the allowance for estimated uncollectible reinsurance for the twelve months ended December 31, 2025 and 2024.

	As of and For the Twelve Months Ended December 31, 2025		As of and For the Twelve Months Ended December 31, 2024
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance

Balance, beginning of period	$8,000	$119	$8,143	$118

Current period change for estimated uncollectible reinsurance		16		1
Write-offs of uncollectible reinsurance recoverables		—		—
Less amounts classified as held for sale		6		—
Balance, end of period	$7,886	$129	$8,000	$119
Of the total reinsurance recoverables as of December 31, 2025, $6.09 billion, or 89%, were rated by A.M. Best Company, after deducting mandatory pools and associations and before allowances for estimated uncollectible reinsurance. The Company utilizes updated A.M. Best credit ratings on a quarterly basis when determining the allowance. Of the total rated by A.M. Best Company, 95% were rated A- or better. The remaining 11% of reinsurance recoverables were comprised of the following: 6% related to captive insurance companies, 1% related to the Company’s participation in voluntary pools, and 4% were balances from other companies not rated by A.M. Best Company. Certain of the Company’s reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
Contractholder Receivables
The following table presents the balances of contractholder receivables, net of the allowance for expected credit losses, as of December 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the twelve months ended December 31, 2025 and 2024.

	As of and For the Twelve Months Ended December 31, 2025		As of and For the Twelve Months Ended December 31, 2024
(in millions)	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Contractholder Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses

Balance, beginning of period	$3,171	$18	$3,249	$20

Current period change for expected credit losses		(2)		(2)
Write-offs of uncollectible contractholder receivables		—		—
Balance, end of period	$3,010	$16	$3,171	$18

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
The following is a summary of reinsurance financial data reflected in the consolidated statement of income.

(for the year ended December 31, in millions)	2025	2024	2023
Written premiums
Direct	$45,594	$44,377	$40,983
Assumed	2,136	2,173	1,989
Ceded	(3,343)	(3,194)	(2,771)
Total net written premiums	$44,387	$43,356	$40,201
Earned premiums
Direct	$45,042	$42,983	$38,796
Assumed	2,110	2,095	1,614
Ceded	(3,238)	(3,137)	(2,649)
Total net earned premiums	$43,914	$41,941	$37,761
Percentage of assumed earned premiums to net earned premiums	4.8%	5.0%	4.3%
Ceded claims and claim adjustment expenses incurred	$1,679	$1,249	$1,462
Ceded premiums include the premiums paid for coverage provided by the Company’s catastrophe bonds.
Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and claim adjustment expenses and were as follows:

(as of December 31, in millions)	2025	2024
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,352	$3,962
Gross structured settlements	2,469	2,626
Mandatory pools and associations	1,485	1,531
Gross reinsurance recoverables	8,306	8,119
Allowance for estimated uncollectible reinsurance	(135)	(119)
Less amounts classified as held for sale	285	—
Net reinsurance recoverables	$7,886	$8,000
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
The deductible for any calendar year is equal to 20% of the insurer’s direct earned premiums for covered lines for the preceding calendar year. The Company’s estimated deductible under the program is $4.01 billion for 2026. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.                                      REINSURANCE (Continued)
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

(as of December 31, in millions)	2025	2024
Business Insurance	$2,601	$2,572
Bond & Specialty Insurance	838	834
Personal Insurance	809	801
Other	26	26
Less amounts classified as held for sale	208	—
Total	$4,066	$4,233

Other Intangible Assets
The following tables present a summary of the Company’s other intangible assets by major asset class.

(as of December 31, 2025, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$186	$93	$93
Contract-based	204	198	6
Marketing-related	18	6	12
Total subject to amortization	408	297	111
Not subject to amortization	226	—	226
Less amounts classified as held for sale	5	4	1
Total	$629	$293	$336

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(as of December 31, 2024, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Customer-related	$185	$74	$111
Contract-based	204	196	8
Marketing-related	18	3	15
Total subject to amortization	407	273	134
Not subject to amortization	226	—	226
Total	$633	$273	$360

Amortization expense of intangible assets was $20 million, $21 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for all intangible assets subject to amortization is estimated to be $20 million in 2026, $17 million in 2027, $9 million in 2028, $8 million in 2029 and $8 million in 2030.

8.                                      INSURANCE CLAIM RESERVES
Claims and claim adjustment expense reserves were as follows:

(as of December 31, in millions)	2025	2024
Property-casualty	$67,643	$64,088
Accident and health	3	5
Less amounts classified as held for sale	1,909	—
Total	$65,737	$64,093
The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(as of and for the year ended December 31, in millions)	2025	2024	2023
Claims and claim adjustment expense reserves at beginning of year	$64,088	$61,621	$58,643
Less reinsurance recoverables on unpaid losses	7,669	7,817	7,790
Net reserves at beginning of year	56,419	53,804	50,853
Estimated claims and claim adjustment expenses for claims arising in the current year	28,051	27,508	26,159
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(939)	(548)	(38)
Total increases	27,112	26,960	26,121
Claims and claim adjustment expense payments for claims arising in:
Current year	10,606	10,924	10,852
Prior years	13,307	13,227	12,424
Total payments	23,913	24,151	23,276
Unrealized foreign exchange (gain) loss	228	(194)	106
Net reserves at end of year	59,846	56,419	53,804
Plus reinsurance recoverables on unpaid losses	7,797	7,669	7,817
Claims and claim adjustment expense reserves at end of year	$67,643	$64,088	$61,621

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Gross claims and claim adjustment expense reserves as of December 31, 2025 increased by $3.56 billion over December 31, 2024, primarily reflecting the impacts of (i) catastrophe losses in 2025, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2025 and (v) net favorable prior year reserve development. Gross claims and claim adjustment expense reserves as of December 31, 2024 increased by $2.47 billion over December 31, 2023, primarily reflecting the impacts of (i) catastrophe losses in 2024, (ii) higher volumes of insured exposures and (iii) loss cost trends for the current accident year, partially offset by (iv) claim payments made during 2024 and (v) net favorable prior year reserve development.
Reinsurance recoverables on unpaid losses as of December 31, 2025 increased by $128 million over December 31, 2024, primarily reflecting the impact of catastrophe losses, partially offset by a decrease in structured settlements and recoverables from mandatory pools and associations. Reinsurance recoverables on unpaid losses as of December 31, 2024 decreased by $148 million over December 31, 2023, primarily reflecting a decrease in structured settlements and recoverables from mandatory pools and associations, partially offset by the impact of catastrophe losses.
Included in the claims and claim adjustment expense reserves are reserves for long-term disability and annuity claim payments, primarily arising from workers’ compensation insurance and workers’ compensation excess insurance policies, that are discounted to the present value of the estimated future payments. The discount rates used were a range of 3.5% to 5.0% as of both December 31, 2025 and 2024. Total reserves net of the discount were $2.61 billion and $2.65 billion, and the related amount of discount was $1.03 billion and $1.07 billion, as of December 31, 2025 and 2024, respectively. Accretion of the discount is reported as part of “claims and claim adjustment expenses” in the consolidated statement of income and was $43 million, $44 million and $45 million for the years ended December 31, 2025, 2024 and 2023.
Prior Year Reserve Development
The following disclosures regarding reserve development are on a “net of reinsurance” basis.
2025
In 2025, estimated claims and claim adjustment expenses incurred included $939 million of net favorable development for claims arising in prior years, including $1.04 billion of net favorable prior year reserve development and $43 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance. Net favorable prior year reserve development in 2025 totaled $233 million, primarily driven by better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by an addition to reserves related to run-off operations, including an addition to asbestos reserves of $277 million.
Bond & Specialty Insurance. Net favorable prior year reserve development in 2025 totaled $221 million, primarily driven by better than expected loss experience in the fidelity and surety product line for recent accident years.
Personal Insurance. Net favorable prior year reserve development in 2025 totaled $582 million, primarily driven by better than expected loss experience in both the automobile and homeowners and other product lines for recent accident years.
2024
In 2024, estimated claims and claim adjustment expenses incurred included $548 million of net favorable development for claims arising in prior years, including $709 million of net favorable prior year reserve development and $44 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance.  Net favorable prior year reserve development in 2024 totaled $90 million, primarily driven by (i) better than expected loss experience in the workers’ compensation product line for multiple accident years, partially offset by (ii) higher than expected loss experience in the general liability product line (excluding asbestos) for recent accident years, (iii) an addition to asbestos reserves of $242 million and (iv) additions to other reserves related to run-off operations.
Bond & Specialty Insurance.  Net favorable prior year reserve development in 2024 totaled $129 million, primarily driven by better than expected loss experience in the fidelity and surety product line for multiple accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance.  Net favorable prior year reserve development in 2024 totaled $490 million, primarily driven by better than expected loss experience in the homeowners and other and automobile product lines for recent accident years.
2023
In 2023, estimated claims and claim adjustment expenses incurred included $38 million of net favorable development for claims arising in prior years, including $143 million of net favorable prior year reserve development and $45 million of accretion of discount that impacted the Company’s results of operations.
Business Insurance. Net unfavorable prior year reserve development in 2023 totaled $289 million, primarily driven by (i) higher than expected loss experience in the general liability product line (excluding asbestos) for multiple accident years, including additions to reserves attributable to childhood sexual molestation and environmental claims in the Company’s run-off operations, (ii) an addition to asbestos reserves of $284 million and (iii) higher than expected loss experience in the commercial automobile product line for recent accident years, partially offset by (iv) better than expected loss experience in the workers’ compensation product line for multiple accident years.
Bond & Specialty Insurance.  Net favorable prior year reserve development in 2023 totaled $285 million, primarily driven by better than expected loss experience in the fidelity and surety product line and in the general liability product line for management liability coverages for recent accident years.
Personal Insurance.  Net favorable prior year reserve development in 2023 totaled $147 million, primarily driven by better than expected loss experience in the homeowners and other product line for recent accident years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Claims Development
The following is a summary of claims and claim adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment as of December 31, 2025.

(as of December 31, 2025, in millions)	Net Undiscounted Claims and Claim Adjustment Expense Reserves	Discount (Net of Reinsurance)	Subtotal: Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (4)	Claims and Claim Adjustment Expense Reserves
Business Insurance
General liability	$12,063	$(121)	$11,942	$1,496	$13,438
Commercial property	1,299	—	1,299	296	1,595
Commercial multi-peril	6,275	—	6,275	317	6,592
Commercial automobile	5,474	—	5,474	324	5,798
Workers’ compensation (1)	15,560	(870)	14,690	531	15,221
Bond & Specialty Insurance
General liability	2,967	—	2,967	364	3,331
Fidelity and surety	740	—	740	12	752
Personal Insurance
Automobile	4,258	—	4,258	306	4,564
Homeowners (excluding Other)	2,638	—	2,638	13	2,651
International - Canada	847	—	847	13	860
Subtotal — claims and allocated claim adjustment expenses for the products presented in the development tables below	52,121	(991)	51,130	3,672	54,802
Other insurance contracts (2)	5,561	(5)	5,556	1,763	7,319
Unallocated loss adjustment expense reserves	3,061	—	3,061	18	3,079
Structured settlements (3)	—	—	—	2,428	2,428
Other	99	—	99	(84)	15
Total property-casualty	60,842	(996)	59,846	7,797	67,643
Accident and health	—	—	—	3	3
Less amounts classified as held for sale	1,627	—	1,627	282	1,909
Total	$59,215	$(996)	$58,219	$7,518	$65,737
___________________________________________
(1)Net discount amount includes discount of $31 million on reinsurance recoverables for long-term disability and annuity claim payments.
(2)Primarily includes residual market, international (other than operations in Canada within the Personal Insurance segment) and runoff assumed reinsurance business.
(3)Includes structured settlements in cases where the Company did not receive a release from the claimant.
(4)Total reinsurance recoverables (on paid and unpaid losses) as of December 31, 2025 were $7.89 billion.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Business Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves Dec 31, 2025	Cumulative Number of Reported Claims
2016	$1,075	$1,058	$1,087	$1,187	$1,204	$1,179	$1,185	$1,183	$1,173	$1,185	$85	21,090
2017		1,133	1,143	1,196	1,234	1,226	1,243	1,288	1,306	1,313	98	19,983
2018			1,253	1,312	1,344	1,395	1,477	1,530	1,571	1,604	122	20,194
2019				1,447	1,486	1,498	1,567	1,706	1,698	1,752	181	19,972
2020					1,467	1,493	1,470	1,577	1,568	1,570	226	23,456
2021						1,591	1,589	1,628	1,711	1,711	383	16,269
2022							1,696	1,736	1,916	2,014	620	19,494
2023								1,998	2,060	2,129	1,080	19,166
2024									2,340	2,315	1,782	17,488
2025										2,604	2,396	13,197
									Total	$18,197

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$35	$191	$421	$649	$758	$858	$951	$991	$1,031	$1,072
2017		40	180	378	552	724	914	1,029	1,111	1,172
2018			42	202	441	709	939	1,146	1,270	1,367
2019				51	233	482	816	1,074	1,276	1,416	Liability for Claims
2020					61	244	458	770	1,031	1,179	And Allocated Claim
2021						67	231	493	826	1,100	Adjustment Expenses,
2022							81	302	668	1,042	Net of Reinsurance
2023								54	280	597
2024									55	242	2016 -	Before
2025										28	2025	2016
									Total	$9,215	$8,982	$3,081
										Total net liability		$12,063

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	2.9%	10.6%	15.7%	18.0%	14.0%	11.4%	8.1%	5.2%	4.0%	3.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Property

	(dollars in millions)
	For the Years Ended December 31,
	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
2021	$1,236	$1,190	$1,190	$1,201	$1,207	$15	25,814
2022		1,309	1,369	1,372	1,343	(3)	28,976
2023			1,268	1,244	1,219	16	29,443
2024				1,474	1,434	28	28,903
2025					1,417	266	22,297
				Total	$6,620

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2021	$645	$1,068	$1,141	$1,169	$1,176	Adjustment Expenses,
2022		624	1,113	1,247	1,272	Net of Reinsurance
2023			614	1,049	1,125
2024				702	1,193	2021 -	Before
2025					664	2025	2021
				Total	$5,430	$1,190	$109
					Total net liability		$1,299

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	49.2%	35.3%	7.4%	2.1%	0.5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Multi-Peril

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
2016	$1,662	$1,623	$1,598	$1,590	$1,601	$1,587	$1,579	$1,578	$1,590	$1,602	$24	69,716
2017		1,872	1,928	1,956	1,919	1,935	1,943	1,930	1,928	1,929	37	72,872
2018			1,976	2,114	2,092	2,112	2,121	2,127	2,125	2,136	46	80,732
2019				2,017	2,087	2,089	2,103	2,103	2,110	2,102	49	77,552
2020					2,142	2,141	2,126	2,111	2,061	2,041	144	70,943
2021						2,164	2,097	2,097	2,107	2,084	157	59,084
2022							2,502	2,533	2,569	2,569	280	55,514
2023								2,781	2,811	2,773	474	55,151
2024									2,946	2,909	875	50,466
2025										2,996	1,420	37,006
									Total	$23,141

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$585	$950	$1,133	$1,278	$1,373	$1,437	$1,477	$1,510	$1,547	$1,559
2017		716	1,199	1,388	1,531	1,674	1,763	1,815	1,843	1,865
2018			792	1,302	1,500	1,669	1,815	1,917	1,986	2,021
2019				707	1,187	1,423	1,628	1,801	1,916	1,973	Liability for Claims
2020					791	1,180	1,373	1,547	1,687	1,791	And Allocated Claim
2021						744	1,206	1,437	1,616	1,764	Adjustment Expenses,
2022							817	1,476	1,752	1,965	Net of Reinsurance
2023								935	1,603	1,894
2024									906	1,539	2016 -	Before
2025										897	2025	2016
									Total	$17,268	$5,873	$402
										Total net liability		$6,275

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	34.5%	23.0%	10.4%	8.5%	7.1%	4.8%	2.8%	1.7%	1.7%	0.7%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Commercial Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
	Unaudited
Accident Year						IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
2021	$1,741	$1,757	$1,786	$1,800	$1,789	$92	149,271
2022		1,939	2,040	2,050	2,059	209	160,802
2023			2,245	2,222	2,272	424	168,367
2024				2,544	2,452	925	168,679
2025					2,754	1,735	152,342
				Total	$11,326

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
	Unaudited
						Liability for Claims
Accident Year						And Allocated Claim
2021	$453	$800	$1,135	$1,405	$1,591	Adjustment Expenses,
2022		540	966	1,324	1,607	Net of Reinsurance
2023			589	1,006	1,394
2024				604	1,021	2021 -	Before
2025					572	2025	2021
				Total	$6,185	$5,141	$333
					Total net liability		$5,474

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	24.6%	18.9%	17.7%	14.4%	10.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Workers’ Compensation

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
2016	$2,768	$2,690	$2,569	$2,473	$2,372	$2,300	$2,235	$2,151	$2,111	$2,092	$216	132,524
2017		2,779	2,681	2,584	2,483	2,439	2,342	2,243	2,190	2,167	290	130,310
2018			2,744	2,687	2,599	2,503	2,416	2,318	2,245	2,194	313	132,689
2019				2,680	2,714	2,699	2,632	2,521	2,424	2,355	369	129,611
2020					2,559	2,530	2,433	2,271	2,152	2,025	362	102,671
2021						2,356	2,349	2,294	2,237	2,166	419	96,412
2022							2,293	2,294	2,226	2,148	476	103,197
2023								2,373	2,365	2,371	579	98,269
2024									2,352	2,344	809	95,182
2025										2,356	1,379	86,579
									Total	$22,218

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$421	$873	$1,118	$1,272	$1,367	$1,433	$1,486	$1,522	$1,553	$1,579
2017		433	890	1,154	1,314	1,418	1,490	1,544	1,585	1,612
2018			440	919	1,169	1,330	1,440	1,516	1,578	1,616
2019				466	951	1,229	1,402	1,518	1,593	1,639	Liability for Claims
2020					389	794	1,017	1,164	1,273	1,342	And Allocated Claim
2021						427	848	1,076	1,234	1,341	Adjustment Expenses,
2022							388	830	1,081	1,242	Net of Reinsurance
2023								444	925	1,188
2024									443	934	2016 -	Before
2025										430	2025	2016
									Total	$12,923	$9,295	$6,265
										Total net liability		$15,560

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	19.3%	20.7%	11.4%	7.4%	4.9%	3.3%	2.5%	1.8%	1.4%	1.2%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Bond & Specialty Insurance
General Liability

	(dollars in millions)
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year											IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
2016	$512	$511	$504	$520	$514	$510	$511	$509	$512	$513	$13	4,421
2017		534	517	526	493	524	554	565	582	574	37	4,626
2018			530	548	585	595	605	612	636	624	19	4,895
2019				588	653	665	670	662	654	646	25	5,517
2020					772	753	741	698	684	673	70	5,528
2021						812	756	683	659	654	86	5,769
2022							803	763	727	689	180	5,206
2023								862	888	884	277	6,060
2024									1,001	1,073	487	6,499
2025										1,078	735	5,165
									Total	$7,408

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
2016	$30	$141	$233	$313	$378	$446	$463	$472	$479	$480
2017		38	155	262	340	404	450	488	513	530
2018			49	182	290	383	458	504	559	567
2019				51	189	323	410	513	554	582	Liability for Claims
2020					52	210	333	447	525	564	And Allocated Claim
2021						78	210	316	401	461	Adjustment Expenses,
2022							69	212	335	405	Net of Reinsurance
2023								90	274	435
2024									115	369	2016 -	Before
2025										116	2025	2016
									Total	$4,509	$2,899	$68
										Total net liability		$2,967

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.9%	21.5%	18.1%	14.0%	12.1%	8.2%	5.8%	2.5%	2.1%	0.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Fidelity and Surety

	(dollars in millions)
	For the Years Ended December 31,
	2021	2022	2023	2024	2025	IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2021	$284	$172	$93	$87	$76	$18	612
2022		310	261	187	148	21	757
2023			353	374	372	83	986
2024				363	266	164	1,049
2025					356	320	793
				Total	$1,218

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2021	$25	$50	$57	$58	$57	Adjustment Expenses,
2022		36	82	99	118	Net of Reinsurance
2023			96	202	262
2024				39	95	2021 -	Before
2025					31	2025	2021
				Total	$563	$655	$85
					Total net liability		$740

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	21.3%	28.5%	12.1%	7.2%	(0.8)%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Personal Insurance
Automobile

	(dollars in millions)
	For the Years Ended December 31,
	2021	2022	2023	2024	2025	IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2021	$3,716	$3,770	$3,751	$3,724	$3,703	$29	1,001,126
2022		4,755	4,784	4,729	4,686	80	1,132,092
2023			5,206	5,133	5,032	232	1,112,458
2024				5,179	4,988	586	1,033,917
2025					4,770	1,487	851,578
				Total	$23,179

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2021	$2,062	$2,981	$3,350	$3,541	$3,628	Adjustment Expenses,
2022		2,683	3,855	4,278	4,485	Net of Reinsurance
2023			2,888	4,068	4,531
2024				2,838	3,904	2021 -	Before
2025					2,557	2025	2021
				Total	$19,105	$4,074	$184
					Total net liability		$4,258

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	56.2%	23.7%	9.4%	4.8%	2.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
Homeowners (excluding Other)

	(dollars in millions)
	For the Years Ended December 31,
	2021	2022	2023	2024	2025	IBNR Reserves December 31, 2025	Cumulative Number of Reported Claims
	Incurred Claims and Allocated Claims Adjustment
	Expenses, Net of Reinsurance
Accident Year	Unaudited
2021	$3,463	$3,486	$3,444	$3,423	$3,397	$(3)	234,160
2022		4,277	4,184	4,146	4,145	24	236,736
2023			5,171	5,018	4,979	70	271,119
2024				5,021	4,915	219	239,165
2025					5,120	1,157	153,096
				Total	$22,556

	Cumulative Paid Claims and Allocated Claim
	Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited					Liability for Claims
						And Allocated Claim
2021	$2,334	$3,235	$3,344	$3,372	$3,380	Adjustment Expenses,
2022		2,537	3,828	4,018	4,084	Net of Reinsurance
2023			3,369	4,608	4,814
2024				3,402	4,454	2021 -	Before
2025					3,224	2025	2021
				Total	$19,956	$2,600	$38
					Total net liability		$2,638

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	66.0%	26.0%	4.0%	1.2%	0.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
International - Canada

	(dollars in millions)
	For the Years Ended December 31,										IBNR Reserves December 31, 2025	Cumulative
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025		Number of
Accident	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											Reported
Year	Unaudited											Claims
2016	$341	$386	$387	$396	$396	$395	$396	$397	$398	$399	$1	45,503
2017		327	360	381	381	381	384	386	380	380	(3)	46,520
2018			415	436	438	442	445	448	445	442	(4)	50,331
2019				420	415	435	438	439	444	438	5	47,923
2020					328	315	302	296	294	292	7	30,038
2021						329	317	310	307	300	15	28,063
2022							365	373	377	370	31	33,035
2023								430	455	439	55	32,890
2024									485	487	96	33,448
2025										421	131	28,662
									Total	$3,968

Accident	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Year	Unaudited
2016	$200	$268	$292	$325	$347	$364	$376	$381	$388	$391
2017		172	243	280	303	328	348	361	369	374
2018			207	288	321	358	388	405	418	425
2019				204	273	307	344	373	398	410	Liability for Claims
2020					136	183	206	225	245	255	And Allocated Claim
2021						121	178	206	226	248	Adjustment Expenses,
2022							159	231	260	286	Net of Reinsurance
2023								193	275	310
2024									197	278	2016 -	Before
2025										173	2025	2016
									Total	$3,150	$818	$29
										Total net liability		$847

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	44.4%	17.7%	8.0%	7.2%	6.7%	4.5%	3.1%	1.7%	1.4%	0.8%
The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2025 spot rate for all years presented in the table above in order to isolate changes in foreign exchange rates from loss development.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.                                      INSURANCE CLAIM RESERVES (Continued)
For certain reserve components where this assumption may not hold, such as asbestos reserves, conventional actuarial methods are not utilized by the Company.
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
Asbestos Reserves
As of December 31, 2025 and 2024, the Company’s claims and claim adjustment expense reserves included $1.36 billion and $1.34 billion, respectively, for asbestos-related claims, net of reinsurance.
It is difficult to estimate the reserves for asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including, without limitation, those which are set forth below.
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
During the third quarter of 2025, the Company completed its annual in-depth asbestos claim review. While the latest available government data continue to reflect a declining trend in deaths caused by mesothelioma, the number of policyholders with open asbestos claims was relatively flat compared to 2024. Net asbestos paid claims and claim adjustment expenses in 2025, 2024 and 2023 were $261 million, $282 million and $212 million, respectively. Payments on behalf of these policyholders continue to be influenced by the factors described above, including an increase in severity for certain policyholders and a high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury, primarily mesothelioma, continue to target defendants who were not traditionally sued and/or primary targets of asbestos litigation. The completion of the analyses described above and the annual review in the third quarters of 2025, 2024 and 2023 resulted in $277 million, $242 million and $284 million increases, respectively, to the Company’s net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders. The increase in the estimate of projected settlement and defense costs primarily resulted from payment trends that continue to be higher than previously anticipated due to the continued high level of mesothelioma claim filings and the impact of the current litigation environment surrounding those claims discussed above. The 2023 charge also included an additional increase to strengthen the Company’s carried reserve position relative to the range of reasonable estimates.
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT
Debt outstanding was as follows:

(as of December 31, in millions)	2025	2024
Short-term:
Commercial paper	$100	$100
7.75% Senior notes due April 15, 2026[1]	200	—
Total short-term debt	300	100
Long-term:
7.75% Senior notes due April 15, 2026[1]	—	200
7.625% Junior subordinated debentures due December 15, 2027 (effective interest rate 6.147%)	125	125
6.375% Senior notes due March 15, 2033[1]	500	500
5.05% Senior notes due July 24, 2035[1]	500	—
6.75% Senior notes due June 20, 2036[1]	400	400
6.25% Senior notes due June 15, 2037[1]	800	800
5.35% Senior notes due November 1, 2040[1]	750	750
4.60% Senior notes due August 1, 2043[1]	500	500
4.30% Senior notes due August 25, 2045[1]	400	400
8.50% Junior subordinated debentures due December 15, 2045 (effective interest rate 6.362%)	56	56
3.75% Senior notes due May 15, 2046[1]	500	500
8.312% Junior subordinated debentures due July 1, 2046 (effective interest rate 6.362%)	73	73
4.00% Senior notes due May 30, 2047[1]	700	700
4.05% Senior notes due March 7, 2048[1]	500	500
4.10% Senior notes due March 4, 2049[1]	500	500
2.55% Senior notes due April 27, 2050[1]	500	500
3.05% Senior notes due June 8, 2051[1]	750	750
5.45% Senior notes due May 25, 2053[1]	750	750
5.70% Senior notes due July 24, 2055[1]	750	—
Total long-term debt	9,054	8,004
Total debt principal	9,354	8,104
Unamortized fair value adjustment	31	34
Unamortized debt issuance costs	(118)	(105)
Total debt	$9,267	$8,033
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

The net proceeds of the issuance, after deducting the underwriting discount and expenses payable by the Company, totaled approximately $1.23 billion. Interest on the senior notes is payable semi-annually in arrears on January 24 and July 24.

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
(b) the sum of the present values of the remaining scheduled payments of principal and interest to but excluding April 24, 2035 on any 2035 notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate (as defined in the 2035 notes), plus 15 basis points. On or after April 24, 2035, the 2035 notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any 2035 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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
Description of Debt
Commercial Paper—The Company maintains an $800 million commercial paper program. Interest rates on commercial paper issued in 2025 ranged from 3.87% to 4.35%, and in 2024 ranged from 4.59% to 5.36%.
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
The Company’s consolidated balance sheet includes the debt instruments acquired in a business acquisition, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $3 million and $1 million for the years ended December 31, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.                                      DEBT (Continued)
The following table presents merger-related unamortized fair value adjustments.

			Unamortized Fair Value Purchase Adjustment at December 31,
(in millions)	Issue Rate	Maturity Date	2025	2024
Junior subordinated debentures	7.625%	Dec. 2027	$3	$5
	8.500%	Dec. 2045	13	13
	8.312%	Jul. 2046	15	16
Total			$31	$34
Maturities—Other than commercial paper, the amount of debt obligations that become due in each of the next five years is as follows: 2026, $200 million; 2027, $125 million; 2028, $0; 2029, $0; and 2030, $0.
Credit Agreement
On June 15, 2022, the Company entered into to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP (excluding accumulated other comprehensive income (loss)) plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital), less goodwill and other intangible assets. That threshold is fixed during the term of the credit agreement at an amount equal to $13.9 billion (57.5% of the Company’s net worth as of March 31, 2022). In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which would occur upon the acquisition of 35% or more of the Company’s voting stock or certain changes in the composition of the Company’s Board of Directors. As of December 31, 2025, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from the Secured Overnight Financing Rate (SOFR) plus 85 basis points (including a credit spread adjustment) to SOFR plus 147.5 basis points (including a credit spread adjustment), depending on the Company’s credit ratings. As of December 31, 2025, that cost would have been SOFR plus 110 basis points (including a credit spread adjustment), had there been any amounts outstanding under the credit agreement.
The Company has uncollateralized letters of credit with an aggregate limit of $299 million as of December 31, 2025, including $260 million that provides a portion of the capital needed to support the Company’s obligations at Lloyd’s.
Shelf Registration
The Company has a shelf registration statement filed with the Securities and Exchange Commission that expires on June 4, 2028 which permits it to issue securities from time to time at prices and on other terms to be determined at the time of offering.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
Treasury Stock
The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining appropriate capital levels for business operations, changes in the levels of written premiums, funding of its qualified pension plan, regulatory capital requirements of the operating insurance subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. During 2025, the Company repurchased 10.9 million shares under its share repurchase authorizations, for a total of $3.0 billion. The average cost per share repurchased was $277.17. Included in the cost of the treasury stock acquired pursuant to common share repurchases is the 1% federal excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. As of December 31, 2025, the Company had $2.02 billion of capacity remaining under its share repurchase authorizations. On January 21, 2026, the Board of Directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $2.02 billion of capacity remaining at that date, which was previously approved by the Board of Directors on April 19, 2023.
The Company’s Amended and Restated 2014 Stock Incentive Plan and the Amended and Restated 2023 Stock Incentive Plan provide settlement alternatives to employees in which the Company retains shares to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards and performance share awards, and shares used by employees to cover the exercise price, as well as the related payroll withholding taxes, for stock options that were exercised. During the years ended December 31, 2025 and 2024, the Company acquired $171 million and $146 million, respectively, of its common stock under these plans.
Common shares acquired are reported as treasury stock in the consolidated balance sheet.
Dividend Availability
The Company’s U.S. insurance subsidiaries, domiciled principally in the State of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $5.92 billion is available by the end of 2026 for such dividends to ultimately be paid to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2026 and/or increase the amount of dividends from its insurance subsidiaries in 2026, which could result in certain dividends being subject to approval by the Connecticut Insurance Department prior to payment.
Each of the Company’s U.S. insurance subsidiaries had policyholders’ surplus as of December 31, 2025 significantly above the level at which any regulatory action would occur. Regulators in the jurisdictions in which the Company’s foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies written. Each of the Company’s foreign insurance subsidiaries also had capital significantly above their respective regulatory requirements as of December 31, 2025.
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
TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations, and such earnings were not material to the Company’s financial position or liquidity as of December 31, 2025.
The U.S. insurance subsidiaries paid dividends of $3.25 billion, $2.00 billion and $1.17 billion during 2025, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.                                      SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)
For the years ended December 31, 2025, 2024 and 2023, TRV declared cash dividends per common share of $4.35, $4.15 and $3.93, respectively, and paid cash dividends of $979 million, $951 million and $908 million, respectively.
Statutory Net Income and Statutory Capital and Surplus
Statutory net income of the Company’s domestic and international insurance subsidiaries was $6.76 billion, $4.74 billion and $2.85 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Statutory capital and surplus of the Company’s domestic and international insurance subsidiaries was $31.06 billion and $27.72 billion as of December 31, 2025 and 2024, respectively.

11.                                     OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2025, 2024 and 2023.

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(in millions)	Having No Credit Losses Recognized in the Consolidated Statement of Income	Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(5,077)	$179	$(542)	$(1,005)	$(6,445)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	1,692	1	94	121	1,908
Amounts reclassified from AOCI, net of tax	76	—	(10)	—	66
Net OCI, current period	1,768	1	84	121	1,974
Balance, December 31, 2023	(3,309)	180	(458)	(884)	(4,471)
OCI before reclassifications, net of tax	(619)	4	238	(219)	(596)
Amounts reclassified from AOCI, net of tax	104	—	(4)	—	100
Net OCI, current period	(515)	4	234	(219)	(496)
Balance, December 31, 2024	(3,824)	184	(224)	(1,103)	(4,967)
OCI before reclassifications, net of tax	2,105	2	74	231	2,412
Amounts reclassified from AOCI, net of tax	55	—	—	—	55
Net OCI, current period	2,160	2	74	231	2,467
Balance, December 31, 2025	$(1,664)	$186	$(150)	$(872)	$(2,500)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.                                     OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
The following table presents the pre-tax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit).

(for the year ended December 31, in millions)	2025	2024	2023
Changes in net unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income	$2,744	$(644)	$2,249
Income tax expense (benefit)	584	(129)	481
Net of taxes	2,160	(515)	1,768
Having credit losses recognized in the consolidated statement of income	3	5	1
Income tax expense	1	1	—
Net of taxes	2	4	1
Net changes in benefit plan assets and obligations	94	296	106
Income tax expense	20	62	22
Net of taxes	74	234	84
Net changes in unrealized foreign currency translation	246	(232)	138
Income tax expense (benefit)	15	(13)	17
Net of taxes	231	(219)	121
Total other comprehensive income (loss)	3,087	(575)	2,494
Income tax expense (benefit)	620	(79)	520
Total other comprehensive income (loss), net of taxes	$2,467	$(496)	$1,974

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

(for the year ended December 31, in millions)	2025	2024	2023
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$69	$131	$96
Income tax benefit (2)	14	27	20
Net of taxes	55	104	76
Having credit losses recognized in the consolidated statement of income (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Reclassification adjustment related to benefit plan assets and obligations:
Claims and claim adjustment expenses (benefit) (3)	—	(2)	(5)
General and administrative expenses (benefit) (3)	—	(3)	(8)
Total	—	(5)	(13)
Income tax (expense) benefit (2)	—	(1)	(3)
Net of taxes	—	(4)	(10)
Reclassification adjustment related to foreign currency translation (1)	—	—	—
Income tax benefit (2)	—	—	—
Net of taxes	—	—	—
Total reclassifications	69	126	83
Total income tax benefit	14	26	17
Total reclassifications, net of taxes	$55	$100	$66
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations.

(for the year ended December 31, in millions, except per share amounts)	2025	2024	2023
Basic and Diluted
Net income, as reported	$6,288	$4,999	$2,991
Participating share-based awards — allocated income	(46)	(38)	(22)
Net income available to common shareholders — basic and diluted	$6,242	$4,961	$2,969
Common Shares
Basic
Weighted average shares outstanding	224.2	228.0	229.7
Diluted
Weighted average shares outstanding	224.2	228.0	229.7
Weighted average effects of dilutive securities:
Stock options and performance shares	3.4	3.1	2.5
Total	227.6	231.1	232.2
Net income Per Common Share
Basic	$27.83	$21.76	$12.93
Diluted	$27.43	$21.47	$12.79

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA), which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company’s income tax expense and results of operations, financial position or liquidity.
Components of Income Tax Expense
The following table presents the components of the Company’s U.S. federal and state, as well as foreign income tax expense (benefit) included in the amounts reported in the Company’s consolidated financial statements.

(for the year ended December 31, in millions)	2025	2024	2023
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$1,171	$1,252	$477
Foreign	89	70	20
State	17	14	7
Total current tax expense	1,277	1,336	504
Deferred expense (benefit):
Federal	210	(152)	(163)
Foreign	21	(3)	39
Total deferred tax expense (benefit)	231	(155)	(124)
Total income tax expense included in the consolidated statement of income	1,508	1,181	380
Composition of income tax expense (benefit) included in shareholders’ equity
Expense (benefit) relating to changes in the unrealized gain (loss) on investments, unrealized loss on foreign exchange and other items in other comprehensive income (loss)	620	(79)	520
Total income tax expense included in the consolidated financial statements	$2,128	$1,102	$900

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Tax Rate Reconciliation
The following is a reconciliation of income tax expense at the U.S. federal statutory income tax rate to the income tax expense reported in the Company’s consolidated statement of income.

	2025
(for the year ended December 31, in millions)	Amount	Percentage
Income before income taxes
Federal	$7,372
Foreign	424
Total income before income taxes	7,796
Effective tax rate
Federal statutory tax rate	21%
Federal statutory income tax rate	1,637	21.0%
Nontaxable or nondeductible items
Nontaxable investment income	(129)	(1.7)%
Other	(22)	(0.3)%
Other adjustments, net	22	0.3%
Effective tax rate	$1,508	19.3%

(for the year ended December 31, in millions)	2024	2023
Income before income taxes
U.S.	$5,947	$3,122
Foreign	233	249
Total income before income taxes	6,180	3,371
Effective tax rate
Statutory tax rate	21%	21%
Expected federal income tax expense	1,298	708
Tax effect of:
Nontaxable investment income	(122)	(132)
Audit reserve	9	(205)
Other, net	(4)	9
Total income tax expense	$1,181	$380
Effective tax rate	19%	11%
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Income Taxes Paid

(for the year ended December 31, in millions)	2025
Income taxes paid:
Federal	$1,159
Foreign:
United Kingdom	65
Other	33
Total foreign	98
State	17
Total income taxes paid	$1,274
The Company paid income taxes of $1.31 billion and $201 million during the years ended December 31, 2024 and 2023, respectively. The current income tax payable of $309 million and $301 million as of December 31, 2025 and 2024, respectively, was included in other liabilities in the consolidated balance sheet.
Deferred Tax Asset
The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities.

(as of December 31, in millions)	2025	2024
Deferred tax assets
Investments	$61	$659
Claims and claim adjustment expense reserves	780	708
Unearned premium reserves	854	833
Internally developed software	—	303
Other	247	261
Total gross deferred tax assets	1,942	2,764
Less: valuation allowance	47	38
Adjusted gross deferred tax assets	1,895	2,726
Deferred tax liabilities
Deferred acquisition costs	691	673
Intangibles	90	87
Depreciation	114	118
Internally developed software	8	—
Other	63	86
Total gross deferred tax liabilities	966	964
Less amounts classified as held for sale	42	—
Net deferred tax asset	$887	$1,762
If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in the valuation allowance for deferred tax assets was an increase of $9 million in 2025, primarily driven by an increase in the Company’s Canadian subsidiaries. Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.
U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. Any potential U.S. income tax on these amounts is immaterial.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.                                      INCOME TAXES (Continued)
Net Operating Losses
For tax return purposes, as of December 31, 2025, the Company had net operating loss (NOL) carryforwards in the United States, Canada, the Republic of Ireland and the United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Substantially all the United States and United Kingdom NOL carryforwards have been recognized in the consolidated financial statements and included in net deferred tax assets. None of the Republic of Ireland and Canada NOL carryforwards have been recognized in the consolidated financial statements and included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$21	2035-2036
Canada	$125	2035-2045
Republic of Ireland	$115	None
United Kingdom	$104	None
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024.

(in millions)	2025	2024
Balance as of January 1	$17	$14
Additions for tax positions of prior years	—	1
Reductions for tax positions of prior years	(1)	(1)
Additions based on tax positions related to current year	3	4
Expiration of statute of limitations	(3)	(1)
Balance as of December 31	$16	$17
Included in the balances as of December 31, 2025 and 2024 were $15 million and $17 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances as of those dates were $1 million and $0 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility could affect the annual effective tax rate depending on the year of deduction and tax rate at the time.
The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $1 million, $5 million and $3 million in interest, respectively. The Company had approximately $12 million and $11 million accrued for the payment of interest as of December 31, 2025 and 2024, respectively.
The IRS has completed examination of the Company’s U.S. income tax returns for all years through 2018. The statute of limitations for federal income tax purposes has closed for all tax years prior to 2022.
14.                                      SHARE-BASED INCENTIVE COMPENSATION
The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. Amended and Restated 2023 Stock Incentive Plan (the 2023 Incentive Plan), the purposes of which are to align the interests of the Company’s non-employee directors, executive officers and other employees with those of the Company’s shareholders and to attract and retain personnel by providing incentives in the form of share-based awards. The 2023 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company’s common stock. The Company has a policy of issuing new shares to settle the exercise of stock option awards under the various settlement alternatives allowed under the 2023 Incentive Plan, and the vesting of other equity awards.

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
The number of shares of the Company’s common stock initially authorized for grant under the 2023 Incentive Plan was 5,789,184 shares. In May 2025, the Company’s shareholders authorized an additional 2.1 million shares of the Company’s common stock for grant under the 2023 Incentive Plan. The following are not counted towards the combined 7,889,184 shares available and will be available for future grants under the 2023 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. In addition, the 7,889,184 shares authorized by shareholders for issuance under the 2023 Incentive Plan will be increased by any shares subject to awards under the 2014 Incentive Plan that were outstanding as of May 24, 2023 and subsequently expire, are forfeited, canceled, settled in cash or otherwise terminate without the issuance of shares.
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
The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is based on historical exercise behavior and forfeitures by employees adjusted for certain other factors expected to differ from historical trends, if any. The expected volatility assumption is based on the historical volatility of the Company’s common stock for the same period as the estimated option term generally using the volatility of the week prior to the stock option grant. The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated U.S. Treasury rates with a term comparable to the expected option term for the same week used for measuring volatility. The following table provides information about options granted:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)

(for the year ended December 31,)	2025	2024	2023
Assumptions used in estimating fair value of options on grant date
Expected term of stock options	6 years	6 years	6 years
Expected volatility of Company’s stock	26.22%	25.80%	25.63% - 25.99%
Weighted average volatility	26.22%	25.80%	25.63%
Expected annual dividend per share	$4.20	$4.00	$3.72
Risk-free rate	4.39%	3.99%	3.63% - 3.89%
Additional information
Weighted average grant-date fair value of options granted (per share)	$68.92	$56.45	$47.77
Total intrinsic value of options exercised during the year (in millions)	$186	$205	$58
A summary of stock option activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2025 is as follows:

Stock Option Activity	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	7,005,747	$153.89
Original grants	648,808	244.06
Exercised	(1,405,737)	136.09
Forfeited or expired	(54,162)	212.45
Outstanding, end of year	6,194,656	$166.86	5.5 years	$763
Vested at end of year (1)	5,557,170	$161.26	5.2 years	$716
Exercisable at end of year	4,142,265	$143.68	4.3 years	$606
___________________________________________
(1)Represents awards for which the requisite service has been rendered, including those that are retirement eligible.
Subsequent to the balance sheet date, on February 3, 2026, the Company granted 572,936 stock option awards under the 2023 Incentive Plan with an exercise price of $288.23 per share. The fair value attributable to the stock option awards on the date of grant was $81.68 per share.
Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs
The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program pursuant to the 2023 Incentive Plan. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied.  In addition, members of the Company’s Board of Directors can be issued deferred stock units from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer, committee chair fees and lead director fees); and (iii) dividend equivalents earned on outstanding deferred compensation. The fair value of restricted stock units and deferred stock units was measured at the market price of the Company’s common stock at date of grant.
The Company also has a Performance Share Awards program pursuant to the 2023 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance share awards provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for outstanding performance share awards are based on the Company’s adjusted return on

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
equity over a three-year performance period and for the 2025 grant year include the attainment of certain market-based goals over the performance period.
Performance shares granted in 2023 and 2024 may vest in shares of the Company’s stock contingent upon the Company attaining the relevant performance period return on equity (ROE) minimum threshold and the recipient meeting certain years of service criteria, generally three years for full vesting. If the performance period return on equity is below the minimum threshold, none of the performance shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50% to 200% for awards granted), depending on the actual return on equity attained. The value of these performance shares was measured at the market price of the Company’s common stock at the date of grant.
Beginning with the 2025 performance share award, the award incorporates a modifier to the performance share payout based on relative total shareholder return. This modifier adjusts final payouts higher or lower by a maximum of 20% percentage points based on the Company’s total shareholder return relative to the total shareholder return for companies included in the S&P 500 Financials Index (Peer Companies), in each case over the applicable performance period. The range of performance shares that may vest under the plan is 0% to an overall maximum payout of 200%. The grant date fair value of the 2025 award, which includes this market-based modifier, was determined using the risk neutral Monte Carlo simulation model and using the assumptions noted in the following table. The expected term of newly granted performance shares is based on the remaining performance period as of the valuation date. The expected volatility assumption for the Company and the Peer Companies is based on each entity’s historical stock price volatility over the last 2.9 years on the date of valuation. The expected dividend yield assumes dividends distributed during the period are reinvested. The risk-free interest rate for each performance share is the interpolated U.S. Treasury rates commensurate with the expected term of the performance share on the date of grant. The following table provides a summary of the assumptions used in estimating the fair value of the 2025 performance awards on grant date:

Assumptions used in estimating fair value of performance awards on grant date	2025
Expected term	2.9 years
Expected volatility	28.16%
Expected dividend yield	0.00%
Risk-free interest rate	4.20%
Under the terms of the 2023 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.
The total fair value of shares that vested during the years ended December 31, 2025, 2024 and 2023 was $267 million, $253 million and $164 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
A summary of restricted stock units, deferred stock units and performance share activity under the 2023 Incentive Plan and the legacy plans as of and for the year ended December 31, 2025 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Restricted Stock and Performance Share Activity	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,100,989		$192.83	1,155,648		$200.66
Granted	493,676		247.31	252,956	(1)	251.19
Vested	(451,967)	(2)	196.26	(582,010)	(3)	189.02
Forfeited	(81,137)		210.93	(18,078)		216.75
Performance-based adjustment	—		—	234,724	(4)	229.56
Nonvested, end of year	1,061,561		$215.33	1,043,240		$225.63
___________________________________________
(1)Represents the number of performance shares at target ROE at date of grant. The weighted average grant date fair value assumes attaining 100% of the performance shares granted.
(2)Represents the number of awards for which the requisite service has been rendered.
(3)Represents the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.
(4)Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2023 through 2025. Because the 2025 award is subject to both a performance and market-based condition modifier, the estimated fair value of the award is updated from the grant date fair value to reflect the estimation of the impact of the award’s market-based modifier.
In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares. The number of nonvested dividend equivalent shares related to deferred stock units was 165 at the beginning of the year and 114 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 35,112 at the beginning of the year and 26,815 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.
Share-Based Compensation Cost Recognition
The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period), generally the vesting period. Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition if the vesting terms are accelerated upon retirement. The compensation cost for awards subject to a performance condition and, if applicable, a market-based modifier, is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 1.5% to 3.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period.  For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2025, 2024 and 2023 was $256 million, $260 million and $214 million, respectively. Included in these amounts are compensation cost adjustments of $55 million, $68 million and $39 million, for the years ended December 31, 2025, 2024 and 2023, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $43 million, $43 million and $36 million for the years ended December 31, 2025, 2024 and 2023, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.                                      SHARE-BASED INCENTIVE COMPENSATION (Continued)
As of December 31, 2025, there was $255 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2023 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of employee stock options under share-based compensation plans totaled $214 million, $321 million and $141 million in 2025, 2024 and 2023, respectively. The tax benefit for tax deductions from employee stock options exercised during 2025, 2024 and 2023 totaled $31 million, $39 million and $11 million, respectively.

Awards Made Subsequent to the Balance Sheet Date
On February 3, 2026, the Company granted 607,689 common stock awards in the form of restricted stock units, deferred stock units and performance share awards under the 2023 Incentive Plan to participating officers, non-employee directors and other key employees.
Included in the total common stock awards granted were 382,510 shares of restricted stock units and deferred stock units with a fair value per share attributable to the units of $288.23 and 225,179 performance shares having a fair value at grant date of $300.82.
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

(as of and for the year ended December 31, in millions)	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation:
Benefit obligation as of beginning of year	$3,245	$3,454	$186	$184	$3,431	$3,638
Benefits earned	110	111	4	5	114	116
Interest cost on benefit obligation	167	163	9	9	176	172
Actuarial (gain) loss	127	(159)	4	4	131	(155)
Benefits paid	(234)	(324)	(13)	(14)	(247)	(338)
Foreign currency exchange rate change	—	—	5	(2)	5	(2)
Benefit obligation as of end of year	$3,415	$3,245	$195	$186	$3,610	$3,431
Change in plan assets:
Fair value of plan assets as of beginning of year	$4,234	$4,149	$100	$97	$4,334	$4,246
Actual return on plan assets	501	409	4	8	505	417
Company contributions	—	—	10	12	10	12
Benefits paid	(234)	(324)	(13)	(14)	(247)	(338)
Foreign currency exchange rate change	—	—	7	(3)	7	(3)
Fair value of plan assets as of end of year	4,501	4,234	108	100	4,609	4,334
Funded status of plan as of end of year	$1,086	$989	$(87)	$(86)	$999	$903
Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$1,086	$989	$38	$32	$1,124	$1,021
Accrued under-funded benefit plan liabilities	—	—	(125)	(118)	(125)	(118)
Total	$1,086	$989	$(87)	$(86)	$999	$903
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$268	$381	$20	$14	$288	$395
Prior service cost (benefit)	—	—	1	1	1	1
Total	$268	$381	$21	$15	$289	$396

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(as of and for the year ended December 31, in millions)	2025	2024
Change in accumulated benefit obligation:
Benefit obligation as of beginning of year	$62	$92
Benefits earned	—	—
Interest cost on benefit obligation	3	4
Actuarial gain	—	(28)
Benefits paid	(2)	(5)
Foreign currency exchange rate change	1	(1)
Benefit obligation as of end of year	$64	$62
Change in plan assets:
Fair value of plan assets as of beginning of year	$6	$7
Actual return on plan assets	1	—
Company contributions	1	4
Benefits paid	(2)	(5)
Fair value of plan assets as of end of year	6	6
Funded status of plan as of end of year	$(58)	$(56)
Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(58)	$(56)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(98)	$(110)
Prior service benefit	(2)	(4)
Total	$(100)	$(114)
The total accumulated benefit obligation for the Company’s defined benefit pension plans was $3.43 billion and $3.27 billion as of December 31, 2025 and 2024, respectively. The qualified domestic pension plan accounted for $3.24 billion and $3.09 billion of the total accumulated benefit obligation as of December 31, 2025 and 2024, respectively, whereas the nonqualified and foreign plans accounted for $189 million and $180 million of the total accumulated benefit obligation as of December 31, 2025 and 2024, respectively.
For pension plans with a projected benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $125 million and $118 million as of December 31, 2025 and 2024, respectively, and the aggregate plan assets were $0 million as of both December 31, 2025 and 2024. For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $120 million and $112 million as of December 31, 2025 and 2024, respectively, and the aggregate plan assets were $0 million as of both December 31, 2025 and 2024. For postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the aggregate accumulated benefit obligation was $64 million and $62 million as of December 31, 2025 and 2024, respectively, and the aggregate plan assets were $6 million as of both December 31, 2025 and 2024.
The $127 million actuarial loss experienced in 2025 for the qualified domestic pension plan was largely driven by the decrease in the assumed discount rate from the prior year that was used to determine the projected benefit obligation as of December 31, 2025. The $159 million actuarial gain experienced in 2024 for the qualified domestic pension plan was largely driven by the increase in the assumed discount rate from the prior year that was used to determine the projected benefit obligation as of December 31, 2024.
The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2025, 2024 and 2023, there were no required or voluntary contributions to the qualified domestic pension plan. There is no required contribution to the qualified domestic pension plan during 2026, and the Company has not

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
determined whether additional funding will be made during 2026. With respect to the Company’s foreign pension plans, there are no significant required contributions in 2026.
The following table summarizes the components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income (loss) related to the benefit plans.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost (Benefit):
Service cost	$114	$116	$108	$—	$—	$—
Non-service cost (benefit):
Interest cost on benefit obligation	176	172	176	3	4	5
Expected return on plan assets	(281)	(298)	(311)	(1)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(2)	(3)	(3)
Net actuarial (gain) loss	14	7	—	(12)	(9)	(9)
Total non-service cost (benefit)	(91)	(119)	(136)	(12)	(8)	(7)
Net periodic benefit cost (benefit)	23	(3)	(28)	(12)	(8)	(7)
Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Prior service benefit	—	—	—	—	—	—
Net actuarial gain	(93)	(274)	(114)	—	(28)	(6)
Foreign currency exchange rate change	—	—	—	—	1	—
Amortization of prior service benefit	—	—	1	2	3	3
Amortization of net actuarial gain (loss)	(14)	(7)	—	12	9	9
Total other changes recognized in other comprehensive income (loss)	(107)	(281)	(113)	14	(15)	6
Total other changes recognized in net periodic benefit cost (benefit) and other comprehensive income (loss)	$(84)	$(284)	$(141)	$2	$(23)	$(1)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
The following table indicates the line items in which the respective service cost and non-service cost (benefit) are presented in the consolidated statement of income for the years ended December 31, 2025, 2024 and 2023.

	Pension Plans			Postretirement Benefit Plans
(for the year ended December 31, in millions)	2025	2024	2023	2025	2024	2023
Service Cost:
Net investment income	$1	$1	$—	$—	$—	$—
Claims and claim adjustment expenses	44	45	44	—	—	—
General and administrative expenses	69	70	64	—	—	—
Total service cost	114	116	108	—	—	—

Non-Service Cost (Benefit):
Net investment income	(1)	(1)	(1)	—	—	—
Claims and claim adjustment expenses	(34)	(45)	(54)	(5)	(3)	(3)
General and administrative expenses	(56)	(73)	(81)	(7)	(5)	(4)
Total non-service cost (benefit)	(91)	(119)	(136)	(12)	(8)	(7)
Net periodic benefit cost (benefit)	$23	$(3)	$(28)	$(12)	$(8)	$(7)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
Assumptions
The following table summarizes assumptions used with regard to the Company’s qualified and nonqualified domestic pension plans and the domestic postretirement benefit plans.

(as of and for the year ended December 31,)	2025	2024
Assumptions used to determine benefit obligations
Discount rate:
Qualified domestic pension plan	5.53%	5.69%
Nonqualified domestic pension plan	5.12%	5.51%
Domestic postretirement benefit plan	5.06%	5.48%
Cash balance interest crediting rate	4.01%	4.01%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate:
Qualified domestic pension plan:
Service cost	5.81%	5.10%
Interest cost	5.36%	4.91%
Nonqualified domestic pension plan:
Service cost	5.58%	4.98%
Interest cost	5.25%	4.86%
Domestic postretirement benefit plan:
Interest cost	5.24%	4.84%
Expected long-term rate of return on assets:
Qualified domestic pension plan	7.00%	7.00%
Domestic postretirement benefit plan	4.00%	4.00%
Assumed health care cost trend rates (1)
Following year	(7.21)%	(18.04)%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033
___________________________________________
(1)The 2026 assumed health care cost trend rate of (7.21)% reflects known negotiated medical premium rate changes and expected drug reimbursements to the Company’s baseline health care cost trend rate of 9.75%. After 2026, assumed health care cost trend rates are expected to increase in the subsequent year and then are expected to decrease in a linear pattern until the rate reaches the ultimate trend rate of 4.50% in 2035. The 2025 assumed health care cost trend rate of (18.04)% reflects known negotiated medical premium rate changes and expected drug reimbursements to the Company’s baseline health care cost trend rate of 10.00%.
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

(as of December 31, 2025, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$594	$594	$—	$—
Obligations of U.S. states, municipalities and political subdivisions	160	—	160	—
Debt securities issued by foreign governments	36	—	36	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7	—	7	—
Corporate and all other bonds	767	—	767	—
Total fixed maturities	1,564	594	970	—
Mutual funds
Equity mutual funds	1,265	1,259	6	—
Bond mutual funds	94	91	3	—
Total mutual funds	1,359	1,350	9	—
Equity securities	1,533	1,533	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	76	76	—	—
Other	76	76	—	—
Total cash and short-term securities	152	152	—	—
Total	$4,609	$3,629	$979	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(as of December 31, 2024, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of U.S. states, municipalities and political subdivisions	$109	$—	$109	$—
Debt securities issued by foreign governments	34	—	34	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8	—	8	—
Corporate and all other bonds	751	—	751	—
Total fixed maturities	902	—	902	—
Mutual funds
Equity mutual funds	1,178	1,172	6	—
Bond mutual funds	667	636	31	—
Total mutual funds	1,845	1,808	37	—
Equity securities	1,401	1,401	—	—
Other investments	1	—	—	1
Cash and short-term securities
U.S. Treasury securities	108	108	—	—
Other	77	62	15	—
Total cash and short-term securities	185	170	15	—
Total	$4,334	$3,379	$954	$1
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
Fair Value — Other Postretirement Benefit Plans
The Company’s other postretirement benefit plans had financial assets of $6 million as of both December 31, 2025 and 2024, which are measured at fair value on a recurring basis. The assets are primarily corporate bonds, which are categorized as level 2 in the fair value hierarchy.
Estimated Future Benefit Payments
The following table presents the estimated benefits expected to be paid by the Company’s pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2026	$292	$5
2027	298	6
2028	303	6
2029	304	6
2030	301	6
2031 through 2035	1,478	27

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.                                      PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)
Savings Plan
Substantially all U.S. domestic Company employees are eligible to participate in The Travelers 401(k) Savings Plan (the Savings Plan). Eligible employees can contribute to the Savings Plan, and the Company makes a matching contribution into the employee’s Savings Plan account, subject to limitations described below. In addition, when an eligible U.S. employee makes a payment toward their student loans, the Company makes a contribution of that amount into the employee’s Savings Plan account, subject to limitations described below. The total annual amount of the Company’s matching contributions, student loan repayment contributions or a combination of both is the lesser of 5% of eligible pay or $7,500, which becomes 100% vested after three years of service. All Company contributions to the Savings Plan are made in cash and invested according to the employee’s current investment elections and can be reinvested into other investment options in accordance with the terms of the Savings Plan. The Company’s non-U.S. employees and certain domestic employees participate in separate savings plans. The total expense related to all of the savings plans was $180 million, $170 million and $154 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Lease expense is included in general and administrative expenses in the consolidated statement of income. Additional information regarding the Company’s real estate operating leases is as follows:

(for the year ended December 31, in millions)	2025	2024	2023

Lease cost
Operating leases	$64	$73	$76
Short-term leases (1)	2	3	3
Lease expense	66	76	79
Less: sublease income (2)	—	—	—
Net lease cost	$66	$76	$79

Other information on operating leases
Cash payments to settle a lease liability reported in cash flows	$74	$79	$87
Right-of-use assets obtained in exchange for new lease liabilities	$30	$95	$37
Weighted average discount rate	4.06%	3.82%
Weighted average remaining lease term	5.4 years	5.7 years
_________________________________________________________
(1) Leases with a term of twelve months or less are not recorded on the consolidated balance sheet.
(2) Sublease income consists of rent from third parties of office space and is recognized as part of other revenues in the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.                                      LEASES (Continued)
The following table presents the contractual maturities of the Company’s lease liabilities.

(in millions)	Real Estate Lease Liability

2026	$69
2027	58
2028	51
2029	39
2030	19
Thereafter	59
Total undiscounted lease payments	295
Less: present value adjustment	50
Operating lease liability	$245

17.                                      CONTINGENCIES, COMMITMENTS AND GUARANTEES
Contingencies
The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject are described below.
Asbestos Claims and Litigation
In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos--related exposures that are the subject of related coverage litigation. The Company is defending asbestos-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and comprehensive resolution strategies to manage asbestos loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on future loss development for claims and litigation relating to asbestos claims. Any such development could be affected by future court decisions and interpretations, as well as future changes, if any, in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current insurance reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or changes in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.
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
Other Commitments and Guarantees
Commitments
Investment Commitments — The Company has unfunded commitments to private equity limited partnerships, real estate partnerships and other investments. These commitments totaled $1.41 billion and $1.49 billion as of December 31, 2025 and 2024, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.                                      CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)
Guarantees
In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties, obligations arising from certain liabilities and any breach or failure to perform certain covenants with respect to the businesses being sold. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $352 million as of December 31, 2025.
The Company also has contingent obligations for guarantees related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. The Company also provides standard indemnifications that it utilizes with service providers in the normal course of business. The indemnification clauses are often standard contractual terms. The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million as of December 31, 2025, all of which is indemnified by a third party.
Certain of the guarantees and indemnifications described above have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to provide an estimate of the maximum potential payments for such arrangements. The Company does not expect to make any material payments related to these guarantees.

18.                                      NONCASH INVESTING AND FINANCING ACTIVITIES
The Company issued common stock during 2025 and 2024 in connection with its stock compensation plan which resulted in noncash financing transactions totaling $44 million and $32 million, respectively, from the net share settlement of employee stock options. In an unrelated transaction, the Company received a beneficial interest totaling $32 million in a noncash investing activity related to the restructuring of the Massachusetts Property Insurance Underwriting Association, a FAIR Plan, during 2024. There were no other material noncash financing or investing activities during the years ended December 31, 2025, 2024 and 2023.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
In addition, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has assessed the Company’s internal control over financial reporting as of December 31, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal Control ‑ Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2025, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited The Travelers Companies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules as listed in the index to consolidated financial statements and schedules (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
February 12, 2026

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
Set forth below is information concerning the Company’s executive officers as of February 12, 2026.

Name	Age	Office
Alan D. Schnitzer	60	Chairman of the Board of Directors and Chief Executive Officer
William H. Heyman	77	Vice Chairman and Chairman of the Investment Policy Committee
Avrohom J. Kess	57	Vice Chairman and Chief Legal Officer
Daniel S. Frey	61	Executive Vice President and Chief Financial Officer
Andy F. Bessette	72	Executive Vice President and Chief Administrative Officer
Michael F. Klein	58	Executive Vice President and President, Personal Insurance
Jeffrey P. Klenk	56	Executive Vice President and President, Bond & Specialty Insurance
Diane Kurtzman	56	Executive Vice President and Chief Human Resources Officer
Mojgan M. Lefebvre	60	Executive Vice President and Chief Technology & Operations Officer
Maria Olivo	61	Executive Vice President, Enterprise Risk Management and Chief Risk Officer
David D. Rowland	60	Executive Vice President and Co-Chief Investment Officer
Gregory C. Toczydlowski	59	Executive Vice President and President, Business Insurance
Daniel T.H. Yin	60	Executive Vice President and Co-Chief Investment Officer
Alan D. Schnitzer, 60, has been Chairman of the Board of Directors since August 2017 and Chief Executive Officer and Director since December 2015. He previously served as Vice Chairman and Chief Executive Officer, Business and International Insurance from July 2014. Mr. Schnitzer was Vice Chairman - Financial, Professional & International Insurance and Field Management; Chief Legal Officer from May 2012 until July 2014 and Vice Chairman and Chief Legal Officer and Executive Vice President - Financial, Professional and International Insurance from May 2008 until May 2012. He was Vice Chairman and Chief Legal Officer from April 2007 until May 2008. Prior to joining the Company, he was a partner at the law firm of Simpson Thacher & Bartlett LLP.
William H. Heyman, 77, has been Vice Chairman and Chairman of the Investment Policy Committee since August 2019. Prior to that, Mr. Heyman was Vice Chairman and Chief Investment Officer since May 2005. He previously served as Executive Vice President and Chief Investment Officer from May 2002. Mr. Heyman held various positions with Citigroup from 1995 until 2002, including the position of chairman of Citigroup Investments from 2000 until 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.
Avrohom J. Kess, 57, has been Vice Chairman and Chief Legal Officer since December 2016. Prior to that, Mr. Kess was a partner, member of the Corporate Department and Head of the Public Company Advisory Practice at the law firm of Simpson Thacher & Bartlett LLP, which he joined in 1995.
Daniel S. Frey, 61, has been Executive Vice President and Chief Financial Officer since September 2018. Mr. Frey has held various financial management roles since joining a predecessor to the Company in 2003, including Senior Vice President and Chief Financial Officer, Personal Insurance from September 2014, Senior Vice President Finance, Business Insurance from August 2010 and Senior Vice President and Chief Financial Officer, Claim Services from June 2006. Prior to that, Mr. Frey held the position of Chief Financial Officer at Spalding Sports Worldwide from 1999 to 2003 and held various financial management positions at Duracell International, Inc. from 1994 to 1999. Mr. Frey began his career at Deloitte in 1986.
Andy F. Bessette, 72, has been Executive Vice President and Chief Administrative Officer since January 2002. Mr. Bessette previously held various management positions with predecessors of the Company since 1980, including Vice President, Corporate Real Estate and Services at Travelers Property Casualty Corp.
Michael F. Klein, 58, has been Executive Vice President and President, Personal Insurance since July 2015, and was also Head of Enterprise Business Intelligence & Analytics from May 2016 to May 2018. He previously served as Executive Vice President and Co-President, Business Insurance from July 2014, Executive Vice President, Middle Market from November 2012, President of Middle Market from March 2010, President of Commercial Accounts from September 2007, and Senior Vice President, Industry and Product Group from June 2006. Prior to that, Mr. Klein held various positions with the Company since 1990.
Jeffrey P. Klenk, 56, has been Executive Vice President and President, Bond & Specialty Insurance since September 2021. Mr. Klenk joined the Company in 1999 and previously since 2016, he served as Executive Vice President, Management Liability, Bond & Specialty Insurance.
Diane Kurtzman, 56, has been Executive Vice President and Chief Human Resources Officer since August 2020. She was previously Senior Vice President, Human Resources from July 2018 and Vice President, Human Resources, International & Corporate from July 2014. Prior to that, Ms. Kurtzman held various positions with the Company or its predecessors since 1991.
Mojgan M. Lefebvre, 60, has been Executive Vice President and Chief Technology & Operations Officer since May 2019. Prior to that, Ms. Lefebvre was Executive Vice President and Chief Information Officer, Enterprise Operations and eBusiness since joining the Company in September 2018. Ms. Lefebvre previously held various information technology roles at Liberty Mutual, where she was most recently Senior Vice President and Chief Information Officer for the Global Risk Solutions business, from 2010 to 2018, at bioMerieux from 2007 to 2010 and at TeleTech Holdings from 2004 to 2007.
Maria Olivo, 61, has been Executive Vice President, Enterprise Risk Management and Chief Risk Officer since January 2026. Prior to that, she was Executive Vice President, Strategic Development and President, International since October 2018. She previously served as Executive Vice President, Strategic Development and Corporate Treasurer since July 2010. She also previously served as Executive Vice President and Treasurer from June 2009 and Executive Vice President, Market Development from October 2007. Prior to that Ms. Olivo held various positions with the Company or its predecessors since 2002, including leading Corporate Development, Investor Relations and Corporate Communications. Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 until June 2002. Prior to joining Swiss Re Capital Partners, she was a director in Salomon Smith Barney’s Investment Bank.
David D. Rowland, 60, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Fixed Income. Mr. Rowland joined the Company in 1996 from Piper Jaffray Companies, where he was Vice President in the fixed income group.
Gregory C. Toczydlowski, 59, has been Executive Vice President and President, Business Insurance since June 2016. He previously served as Executive Vice President and President, Small Commercial and Business Insurance Technology and Operations from July 2015 and Executive Vice President and President, Personal Insurance from July 2009. Prior to that, Mr. Toczydlowski held various positions with the Company or its predecessors since 1990, including Chief Operating Officer of Personal Insurance and Chief Financial Officer for the independent agency distribution channel within Personal Insurance.
Daniel T.H. Yin, 60, has been Executive Vice President and Co-Chief Investment Officer since August 2019. He previously served as Executive Vice President and Deputy Chief Investment Officer since October 2017 and prior to that he was Executive Vice President, Alternative Investments. Mr. Yin joined the Company in 2002 from ACE Asset Management, the investment arm of what is now Chubb, Ltd., where he was responsible for implementing investment strategies across a global portfolio.

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
Other
The following sections of the Company’s definitive Proxy Statement relating to its 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2025 (the Proxy Statement), are incorporated herein by reference: “Nominees for Election of Directors,” “Governance of Your Company - Specific Considerations Regarding the 2026 Nominees,” “Governance of Your Company - Committees of the Board and Meetings - Audit Committee,” “Governance of Your Company - Securities Trading Policy,” “Share Ownership Information - Delinquent Section 16(a) Reports” and “Other Information - Shareholder Proposals for 2027 Annual Meeting” to the extent applicable.

Item 11.    EXECUTIVE COMPENSATION
The following sections of the Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2025,” “Narrative Supplement to Summary Compensation Table and Grants of Plan-Based Awards in 2025,” “Option Exercises and Stock Vested in 2025,” “Outstanding Equity Awards at December 31, 2025,” “Post-Employment Compensation,” “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control,” “Non-Employee Director Compensation,” “Governance of Your Company - Risk Management and Compensation” and “CEO Pay Ratio.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The “Share Ownership Information - 5% Owners” and “Share Ownership Information - Directors and Executive Officers” sections of the Proxy Statement are incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2025 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2023 Stock Incentive Plan (the 2023 Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	8,745,708	(2)	$166.72	per share	(3)	5,086,814	(4)
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
(2)Total includes (i) 6,264,981 stock options, (ii) 840,946 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 1,495,590 restricted stock units, (iv) 131,688 director deferred stock awards and dividend equivalents accrued thereon and (v) 12,503 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

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
(4)These shares are available for grant as of December 31, 2025 under the 2023 Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. This includes 5,789,184 shares initially authorized for issuance under the 2023 Incentive Plan and an additional 2.1 million shares authorized by shareholders in May 2025, and shares subject to awards under the 2014 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of the report:
(1)Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page 116 hereof.
(2)Exhibits:

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

10.7*
The Travelers Companies, Inc. Amended and Restated 2023 Stock Incentive Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed May 23, 2025 and is incorporated herein by reference.

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

10.13*
Current Director Compensation Program, effective as of May 21, 2025, was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2025, and is incorporated herein by reference.

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

10.32*
Form of Performance Share Award Notification and Agreement (2025) was filed as Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, and is incorporated herein by reference.

10.33†*	Form of Performance Share Award Notification and Agreement (2026).
10.34†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award.
19.1	Securities Trading Policy was filed as Exhibit 19.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, and is incorporated herein by reference.
21.1†	A list of the subsidiaries of the Company.
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

101.1†
The following information from The Travelers Companies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Balance Sheet as of December 31, 2025 and 2024; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

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

THE TRAVELERS COMPANIES, INC. (Registrant)
Date:	February 12, 2026	By	/s/ CHRISTINE K. KALLA
Christine K. Kalla Executive Vice President and General Counsel (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ ALAN D. SCHNITZER	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2026
Alan D. Schnitzer
By	/s/ DANIEL S. FREY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Daniel S. Frey
By	/s/ PAUL E. MUNSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2026
Paul E. Munson
By	*	Director	February 12, 2026
Russell G. Golden
By	*	Director	February 12, 2026
Thomas B. Leonardi
By	*	Director	February 12, 2026
Clarence Otis Jr.
By	*	Director	February 12, 2026
Elizabeth E. Robinson
By	*	Director	February 12, 2026
Rafael Santana
By	*	Director	February 12, 2026
Todd C. Schermerhorn
By	*	Director	February 12, 2026
Laurie J. Thomsen
By	*	Director	February 12, 2026
Bridget A. van Kralingen
By	*	Director	February 12, 2026
David S. Williams
	/s/ CHRISTINE K. KALLA		February 12, 2026
Christine K. Kalla, Attorney-in-fact

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2025	2024	2023
Revenues
Net investment income	$100	$92	$92
Net realized investment gains	41	34	37
Total revenues	141	126	129
Expenses
Interest	377	344	328
Other	31	3	(18)
Total expenses	408	347	310
Loss before income taxes and net income of subsidiaries	(267)	(221)	(181)
Income tax benefit	(84)	(88)	(58)
Loss before net income of subsidiaries	(183)	(133)	(123)
Net income of subsidiaries	6,471	5,132	3,114
Net income	$6,288	$4,999	$2,991

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2025	2024	2023
Net income	$6,288	$4,999	$2,991
Other comprehensive income (loss)—parent company:
Changes in net unrealized gains (losses) on investment securities having no credit losses recognized in the condensed statement of income	8	(1)	3
Net changes in benefit plan assets and obligations	92	294	111
Other comprehensive income before income taxes and other comprehensive income (loss) of subsidiaries	100	293	114
Income tax expense	30	61	30
Other comprehensive income, net of taxes, before other comprehensive income (loss) of subsidiaries	70	232	84
Other comprehensive income (loss) of subsidiaries	2,397	(728)	1,890
Other comprehensive income (loss)	2,467	(496)	1,974
Comprehensive income	$8,755	$4,503	$4,965

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

As of December 31,	2025	2024
Assets
Fixed maturities	$243	$186
Equity securities	287	284
Short-term securities	2,352	1,748
Investment in subsidiaries	38,001	32,374
Other assets	826	774
Total assets	$41,709	$35,366
Liabilities
Debt	$8,571	$7,337
Other liabilities	237	158
Total liabilities	8,808	7,495
Shareholders’ equity
Common stock (1,750.0 shares authorized; 217.5 and 226.6 shares issued and outstanding)	25,910	25,452
Retained earnings	54,938	49,637
Accumulated other comprehensive loss	(2,500)	(4,967)
Treasury stock, at cost (575.9 and 564.3 shares)	(45,447)	(42,251)
Total shareholders’ equity	32,901	27,871
Total liabilities and shareholders’ equity	$41,709	$35,366

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2025	2024	2023
Cash flows from operating activities
Net income	$6,288	$4,999	$2,991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(6,471)	(5,132)	(3,114)
Dividends received from consolidated subsidiaries	3,266	1,964	1,125
Other	190	180	175
Net cash provided by operating activities	3,273	2,011	1,177
Cash flows from investing activities
Net purchases of short-term securities	(604)	(254)	(88)
Other investments, net	(8)	(8)	(37)
Net cash used in investing activities	(612)	(262)	(125)
Cash flows from financing activities
Treasury stock acquired—share repurchase authorizations	(3,004)	(1,003)	(958)
Treasury stock acquired—net employee share-based compensation	(127)	(114)	(64)
Dividends paid to shareholders	(979)	(951)	(908)
Issuance of debt	1,233	—	738
Issuance of common stock—employee share options	214	321	141
Net cash used in financing activities	(2,663)	(1,747)	(1,051)
Net increase (decrease) in cash and restricted cash	(2)	2	1
Cash and restricted cash at beginning of year	3	1	—
Cash and restricted cash at end of year	$1	$3	$1

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$96	$122	$73
Cash paid during the year for interest	$346	$343	$322
Supplemental disclosure of noncash financing activities
Issuance of common stock—net share settlement of employee stock options	$44	$32	$—
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

SCHEDULE III
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2023-2025
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Written Premiums
2025
Business Insurance	$1,750	$51,655	$11,088	$22,412	$2,782	$14,154	$3,796	$3,482	$22,679
Bond & Specialty Insurance	542	5,672	3,145	4,107	445	1,764	778	843	4,262
Personal Insurance	1,226	8,407	8,198	17,395	732	11,303	2,692	1,746	17,446
Total—Reportable Segments	3,518	65,734	22,431	43,914	3,959	27,221	7,266	6,071	44,387
Other	—	3	—	—	—	—	—	474	—
Consolidated	$3,518	$65,737	$22,431	$43,914	$3,959	$27,221	$7,266	$6,545	$44,387
2024
Business Insurance	$1,698	$49,731	$10,831	$21,345	$2,560	$13,679	$3,588	$3,303	$22,078
Bond & Specialty Insurance	502	5,365	3,012	3,958	390	1,774	756	832	4,109
Personal Insurance	1,294	8,992	8,446	16,638	640	11,606	2,629	1,640	17,169
Total—Reportable Segments	3,494	64,088	22,289	41,941	3,590	27,059	6,973	5,775	43,356
Other	—	5	—	—	—	—	—	436	—
Consolidated	$3,494	$64,093	$22,289	$41,941	$3,590	$27,059	$6,973	$6,211	$43,356
2023
Business Insurance	$1,580	$47,739	$10,068	$19,144	$2,085	$12,696	$3,173	$3,041	$20,430
Bond & Specialty Insurance	477	4,945	2,861	3,655	328	1,485	673	681	3,842
Personal Insurance	1,249	8,937	7,943	14,962	509	12,034	2,380	1,417	15,929
Total—Reportable Segments	3,306	61,621	20,872	37,761	2,922	26,215	6,226	5,139	40,201
Other	—	6	—	—	—	—	—	413	—
Consolidated	$3,306	$61,627	$20,872	$37,761	$2,922	$26,215	$6,226	$5,552	$40,201
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
See the Report of Independent Registered Public Accounting Firm.

SCHEDULE V
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
2025
Reinsurance recoverables	$119	$15	$—	$5	$129
Allowance for uncollectible:
Premiums receivable from underwriting activities	$58	$65	$—	$65	$58
Deductibles	$28	$(2)	$—	$—	$26
2024
Reinsurance recoverables	$118	$1	$—	$—	$119
Allowance for uncollectible:
Premiums receivable from underwriting activities	$69	$50	$—	$61	$58
Deductibles	$29	$(1)	$—	$—	$28
2023
Reinsurance recoverables	$132	$(14)	$—	$—	$118
Allowance for uncollectible:
Premiums receivable from underwriting activities	$77	$42	$—	$50	$69
Deductibles	$25	$5	$—	$1	$29
___________________________________________
(1)    Credited to the related asset account. Includes amounts classified as held for sale. See note 1 of the notes to the consolidated financial statements for more information. Deductions of $5 million and $1 million in reinsurance recoverables and allowance for uncollectible premiums receivable from underwriting activities, respectively, relate to assets held for sale.

See the Report of Independent Registered Public Accounting Firm.

SCHEDULE VI
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2023-2025
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount from Reserves for Unpaid Claims(3)	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2025	$3,518	$65,734	$1,027	$22,431	$43,914	$3,959	$28,051	$(939)	$7,266	$23,913	$44,387
2024	$3,494	$64,088	$1,070	$22,289	$41,941	$3,590	$27,508	$(548)	$6,973	$24,151	$43,356
2023	$3,306	$61,621	$1,096	$20,872	$37,761	$2,922	$26,159	$(38)	$6,226	$23,276	$40,201
___________________________________________
(1)    Excludes accident and health insurance business.
(2)    Consolidated property-casualty insurance operations.
(3)    For a discussion of types of reserves discounted and discount rates used, see note 8 of the notes to the consolidated financial statements.

See the Report of Independent Registered Public Accounting Firm.